Form 10-Q
period 2005-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2005-05-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51136

Threshold Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Seaport Boulevard

Redwood City, CA 94063

(Address of principal executive offices, including zip code)

(650) 474-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 9, 2005, there were 30,746,035 shares of common stock, par value $.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

QUARTER ENDED MARCH 31, 2005

The terms “Threshold,” “we,” “us” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$44,983	$14,339
Marketable securities	16,084	14,326
Prepaid expenses and other current assets	966	1,604
Restricted cash	—	85

Total current assets	62,033	30,354
Property and equipment, net	1,818	1,667
Restricted cash and other assets	217	192

Total assets	$64,068	$32,213

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,041	$1,550
Accrued liabilities	1,923	1,506
Notes payable, current portion	334	331
Advance on research and development contract	5,000	5,000

Total current liabilities	8,298	8,387
Notes payable, less current portion	296	382
Deferred rent	91	78

Total liabilities	8,685	8,847

Redeemable convertible preferred stock	—	49,839

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 30,746,035 shares at March 31, 2005 and 3,690,567 shares at December 31, 2004	31	4
Additional paid-in capital	115,177	24,619
Deferred stock-based compensation	(17,804)	(16,637)
Accumulated other comprehensive income	82	104
Deficit accumulated during the development stage	(42,103)	(34,563)

Total stockholders’ equity (deficit)	55,383	(26,473)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$64,068	$32,213

The accompanying notes are an integral part of these unaudited financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2005
	2005	2004
Operating expenses:
Research and development	$5,251	$1,997	$30,044
General and administrative	2,565	872	12,778

Total operating expenses	7,816	2,869	42,822

Loss from operations	(7,816)	(2,869)	(42,822)
Interest income, net	284	92	819
Interest expense	(8)	(16)	(100)

Net loss	(7,540)	(2,793)	(42,103)

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(40,862)

Net loss attributable to common stockholders	$(7,540)	$(2,793)	$(82,965)

Net loss per common share, basic and diluted	$(0.46)	$(23.87)
Weighted average number of shares used in per common share calculations: basic and diluted	16,340	117

The accompanying notes are an integral part of these unaudited financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(7,540)	$(2,793)	$(42,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147	29	391
Stock-based compensation expense	1,627	268	8,690
Amortization of debt issuance costs	—	10	44
Loss on disposal of property and equipment	—	—	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(674)	(26)	(991)
Accounts payable	61	31	1,041
Accrued liabilities	435	308	1,923
Advance on research and development contract	—	—	5,000
Deferred rent	13	—	91

Net cash used in operating activities	(5,931)	(2,173)	(25,909)

Cash flows from investing activities:
Acquisition of property and equipment	(886)	(64)	(2,214)
Acquisition of marketable securities	(9,180)	—	(47,425)
Proceeds from sale of marketable securities	7,400	—	31,423
Restricted cash	85	—	(192)

Net cash used in investing activities	(2,581)	(64)	(18,408)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from initial public offering, net	39,031	—	37,744
Proceeds from issuance of common stock	208	2	1,087
Proceeds from issuance of notes payable	—	—	1,000
Repayment of notes payable	(83)	(41)	(370)

Net cash provided by (used in) financing activities	39,156	(39)	89,300

Net increase (decrease) in cash and cash equivalents	30,644	(2,276)	44,983
Cash and cash equivalents, beginning of period	14,339	40,609	—

Cash and cash equivalents, end of period	$44,983	$38,333	$44,983

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$2,645	$10,832	$25,387

Fair value of redeemable convertible preferred stock warrant	$—	$44	$44

Deferred offering costs in connection with initial public offering	$(1,287)	$—	$—

Change in unrealized gain (loss) on marketable securities	$(22)	$—	$82

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a development stage enterprise engaged primarily in the research, development and commercialization of targeted small molecule therapies initially for the treatment of cancer and benign prostatic hyperplasia (BPH). The Company was incorporated in the State of Delaware on October 17, 2001 and has devoted substantially all of its time and efforts to performing research and development, raising capital, and recruiting personnel. The Company has incurred losses since its inception.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of condensed financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.

Amortization of stock-based compensation for employees was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Amortization of stock-based compensation:
Research and development	$700	$19
General and administrative	778	129

	$1,478	$148

If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss attributable to common stock holders and pro forma net loss per common share attributable to common stockholders under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(7,540)	$(2,793)
Add: Employee stock-based compensation included in reported net loss	1,478	148
Deduct: Employee total stock-based compensation determined under fair value method	(1,677)	(149)

Pro-forma net loss attributable to common stockholders	$(7,739)	$(2,794)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.46)	$(23.87)

Pro-forma	$(0.47)	$(23.88)

The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects on net loss attributable to common stockholders and net loss per share attributable to common stockholders in future periods, as subsequent periods may include additional grants and periods of vesting.

Prior to the closing of the Company’s initial public offering, the fair value of options was computed using the minimum value method. Following the offering, the value of each employee option and each employee purchase right under the Employee Stock Purchase Plan has been estimated at the date of the grant using the Black-Scholes model, assuming the following weighted- average assumptions:

	Three Months ended March 31,
	2005	2004
Employee Stock Options
Weighted average risk-free interest rate	3.52%	4.05%
Expected life (in years)	3.6	4
Dividend yield	—	—
Volatility	67%	0%

Employee Stock Purchase Plan (ESPP)*:
Weighted average risk-free interest rate	2.86%	—
Expected life (in years)	0.5	—
Dividend yield	—	—
Volatility	67%	—

*	The ESPP started in February of 2005

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $149,000 and $120,000 for the quarters ended March 31, 2005 and 2004, respectively.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally would require that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model to use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for the Company’s financial statements is January 1, 2006. Adoption of this statement could have a significant impact on the Company’s financial statements as the Company will be required to expense the fair value of its stock option grants and stock purchases under the Company’s employee stock purchase plan rather than disclose the impact on the Company’s net loss within our footnotes, as is the current practice. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The Company is in the process of evaluating the impact of this standard on its financial statements.

NOTE 2 — NET LOSS PER COMMON SHARE:

Basic net loss per common share attributable to common stockholders is calculated based on the weighted-average number of vested common shares outstanding during the period excluding those shares that are subject to repurchase. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock. A reconciliation of shares used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss attributable to common stockholders	$(7,540)	$(2,793)
Denominator:
Weighted average common shares outstanding	18,577	188
Less: Weighted average unvested common shares subject to repurchase	(2,237)	(71)

Denominator for basic and diluted calculations	16,340	117

Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(23.87)

The following outstanding stock options and warrants, common stock subject to repurchase and redeemable convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of March 31,
	2005	2004
Shares issuable upon exercise of stock options	288	3,163
Shares issuable related to the ESPP	27
Shares issuable upon exercise of warrants	23	23
Common stock subject to repurchase	2,255	71
Shares issuable upon conversion of redeemable convertible preferred stock	—	20,553

NOTE 3— STOCKHOLDERS’ EQUITY (DEFICIT):

Reverse Stock Split

On January 10, 2005, the Company’s Board of Directors and stockholders approved a 1 for 1.6469 reverse stock split of the Company’s common shares. The stock split was effected on January 26, 2005. All common share and per share amounts and the conversion ratios of the redeemable convertible preferred stock contained in the accompanying unaudited financial statements were retroactively adjusted to reflect the stock split.

Initial Public Offering

On February 4, 2005 the Company sold 5,333,333 shares of common stock in an initial public offering for aggregate gross proceeds of $37.3 million. After deducting the underwriters’ commission and offering expenses the Company received net proceeds of approximately $32.6 million. On March 4, 2005 the Company received an aggregate of $5.5 million from the exercise of the underwriters’ over-allotment option. After deducting the underwriter’s commission, the Company received net proceeds of $5.1 million. Upon completion of the initial public offering all redeemable convertible preferred stock converted to common stock.

NOTE 4— SUBSEQUENT EVENT

On April 1, 2005 the Company entered into a noncancelable facility operating lease for approximately 6,489 square feet of laboratory space. The lease expires in February of 2010. In connection with the execution of the lease, the Company paid a security deposit of approximately $25,000. The Company will recognize rent expense using the straight line method. The future rental payments required by the Company under the noncancelable operating lease are as follows (in thousands):

Years Ending December 31,

2005	$91
2006	139
2007	143
2008	146
2009	151
2010	25

Total	$695

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than statements of historical fact, statements made in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the progress of our clinical programs, including estimated milestones;

•	estimates of future performance, capital requirements and needs for financing; and

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact upon their accuracy, see the “Risk Factors” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

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

Our initial clinical focus is the treatment of cancer and benign prostatic hyperplasia (BPH). We have three product candidates. (1) Glufosfamide, our lead product candidate for cancer, has completed two Phase 1 and five Phase 2 clinical trials in patients with various solid tumors. In September 2004, we initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer. We have received a Special Protocol Assessment from the Food and Drug Administration (FDA) for this trial. Glufosfamide for the treatment of pancreatic cancer has also received FDA Fast Track designation. We also initiated a Phase1/2 trial for glufosfamide in December of 2004 for the first line treatment of pancreatic cancer in combination with Gemzar. (2) TH-070, our lead product candidate for the treatment of symptomatic BPH, has completed enrollment in a Phase 2 clinical trial, which commenced in the first quarter of 2004, and we have evaluated interim data. We plan to initiate, in mid-2005, a Phase 3 trial in several European countries and a Phase 2 trial in the US for TH-070 to treat symptomatic BPH. These trials will be multi-centered, randomized, blinded and placebo controlled. (3) 2-deoxyglucose, or 2DG, is for the treatment of solid tumors and is being evaluated in a Phase 1 clinical trial alone and as a combination therapy, which means that it is administered in conjunction with other chemotherapy treatments. This trial began in the first quarter of 2004. We are also working to discover novel drug candidates that will specifically target cancer cells, and we have identified lead compounds with promising in vitro data. In addition, we are investigating additional compounds for activity against BPH.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not achieved any revenue from operations, and, through 2004, we funded our operations through the private placement of equity securities. In

February 2005, we completed our initial public offering which raised net proceeds of approximately $37.7 million. As of March 31, 2005 we had cash, cash equivalents, and marketable securities of $61.1 million which is expected to last through 2006. We believe we have sufficient funds to complete our current trials of glufosfamide and 2DG as well as complete the planned Phase 3 and Phase 2 trials for TH-070, which we expect to initiate in mid-2005. Net loss for the quarter ended March 31, 2005 was $7.5 million and the cumulative net loss since our inception through March 31, 2005 was $42.1 million.

We expect our net losses to increase primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our pivotal Phase 3 clinical trial of glufosfamide and begin our Phase 3 and Phase 2 trials for TH-070 for the treatment of symptomatic BPH in mid-2005. These clinical trials will involve a greater number of patients, will be conducted at multiple sites and in several countries, will be conducted over a longer period of time and require greater quantities of drug product. Costs associated with these clinical trials will fluctuate from period to period based largely on clinical trial activities including patient enrollment. Additionally we plan to significantly expand our infrastructure and facilities and hire additional personnel, including clinical development, research, commercial operations and administrative personnel. We are unable to predict when, if ever, we will be able to commence sales of any product.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our unaudited financial statements included herein and in those of our audited financial statements included with our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2005.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2005 and March 31, 2004

Research and Development. Research and development expenses were $5.3 million for the three months ended March 31, 2005 compared to $2.0 million for the three months ended March 31, 2004. The $3.3 million increase in expenses is primarily due to a $1.6 million increase in clinical and development expenses, $1.0 million in higher staffing levels and related costs, and non-cash stock-based compensation expense of $0.6 million.

	For the period ending March 31,
	2005	2004
Glufosfamide	$1,928	$377
TH-070	1,847	499
2DG	446	614
Discovery Research	1,030	507

	$5,251	$1,997

Research and development expenses associated with glufosfamide were $1.9 million for the quarter ended March 31, 2005 and were $0.4 million for the quarter ending March 31, 2004. This increase is primarily due to expenses associated with our Phase 3 clinical trial which was initiated in September of 2004. Research and development expenses associated with TH-070 were $1.8 million for the quarter ended March 31, 2005 and $0.5 million for the quarter ending March 31, 2004. This increase in expenses was primarily due to increased staffing and related expenses and the development of clinical trial material for our planned Phase 3 and Phase 2 trials. Research and development expenses associated with 2DG were $0.4 million for the quarter ended March 31, 2005 and $0.6 million for the quarter ending March 31, 2004. The decrease is primarily attributable to completion of preclinical studies in 2004. Discovery research and development expenses were $1.0 million for the quarter ended March 31, 2005 and were $0.5 million for the quarter ending March 31, 2004. The increase was primarily due to increases in staffing and related costs.

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials and start additional planned trials. Research and development expenses will likely increase in future periods but will fluctuate from period to period based largely on clinical trial activities, including patient enrollment.

General and Administrative. General and administrative expenses were $2.6 million for the three months ended March 31, 2005, compared to $0.9 million for the three months ended March 31, 2004. The $1.7 million increase in general and administrative expenses reflect increased costs of $1.0 million for higher staffing and related costs, and an increase in non-cash stock-based compensation expenses of $0.7 million. We expect our general and administrative expenses to increase in 2005 due to the additional administrative and infrastructure costs associated with being a public company, including costs associated with implementing procedures for compliance with Section 404 of the Sarbanes-Oxley Act.

Interest and Other Income, Net. Interest income for the three months ended March 31, 2005 was $284,000 compared to $92,000 for the three months ended March 31, 2004. The increase was primarily due to higher average interest rates and greater invested cash balances during the quarter ended March 31, 2005 compared to the prior year due to proceeds received from the initial public offering completed February 4, 2005.

Liquidity and Capital Resources

We have incurred net losses of $42.1 million since inception through March 31, 2005. We have not generated any revenues and do not expect to generate revenue from sales of product candidates for several years. From inception until our initial public offering in February 2005 we funded our operations primarily through the private placement of our preferred stock. In February 2005 we completed our initial public offering of 5,333,333 shares of common stock at $7.00 per share which raised gross proceeds of $37.3 million. Additionally, the underwriters exercised 779,268 shares of their over-allotment for gross proceeds of $5.5 million. Net proceeds from our initial public offering after deducting underwriter’s discounts and offering expenses were $37.7 million.

At March 31, 2005 we had cash and cash equivalents of $45.0 million compared to $38.3 million at March 31, 2004. In addition, we had marketable securities balances of $16.1 million and $0.2 million as of March 31, 2005 and 2004 respectively available to fund operations.

Net cash used in operating activities for the quarters ended March 31, 2005 and 2004 was $5.9 million and $2.2 million respectively. For the quarter ended March 31, 2005 cash used in operations was primarily attributable to staffing and associated costs, clinical trial expenses, consulting and facilities after adjustments for non-cash charges related to deferred stock-based compensation.

Net cash used in investing activities was $2.6 million and $0.1 million for the quarters ended March 31, 2005 and 2004 respectively. The cash used in the quarter ended March 31, 2005 was primarily for the acquisition of marketable securities offset by the sales of marketable securities and for leasehold improvements. The cash used in the quarter ending March 31, 2004 was primarily for acquisition of property and equipment.

Net cash provided by financing activities was $39.2 million and $0 for the quarters ended March 31, 2005 and 2004, respectively. The cash provided in the quarter ending March 31, 2005 was primarily from the proceeds of our initial public offering.

On August 31, 2004, we entered into a noncancelable facilities sublease agreement that expires on February 28, 2010. As of March 31, 2005 the Company had lease and financing obligations of (in thousands):

	Remaining of current year (2005)	One to three Years (2006 to 2008)	Four to five Years (2009 to 2010)	After five Years	Total
Facilities sublease	$288	$1,335	$623	$—	$2,246
Financing line	272	403	—	—	675

Total	$560	$1,738	$623	$—	$2,921

On April 1, 2005 we entered into a noncancelable facilities lease agreement that expires on February 28, 2010. Future lease payments under this agreement are $91,000, $428,000 and $176,000 for the the remaining of 2005, the period from 2006 through 2008, and for the period 2009 and 2010, respectively.

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the progress and costs of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the costs and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and

•	the costs of establishing sales, marketing and distribution capabilities.

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company.

We believe that our cash on hand and marketable securities as of March 31, 2005, will be sufficient to fund our projected operating requirements through 2006, including our current clinical trials of Glufosfamide and 2DG, two planned TH-070 clinical trials expected to start in mid-2005, the research and discovery of additional product candidates, the initial development of a commercialization effort, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic, market conditions and other factors, many of which are beyond our control. There can be no assurance that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our research and development, which could delay the time to market for any of our product candidates.

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

While we believe that interim results of our Phase 2 trial for TH-070 suggest it may effectively treat symptomatic BPH, there can be no assurance that our registrational program will confirm our interim results, will show that beneficial results of TH-070 will be sustained beyond 28 days, or will lead to regulatory approval. We plan to initiate a Phase 3 trial in several European countries and a Phase 2 trial in the US for this indication by mid-2005; however, we expect regulatory agencies will require additional clinical trials and may require additional preclinical studies to support approval of TH-070 for the treatment of symptomatic BPH.

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

We cannot be assured of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

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

Glufosfamide is known to cause reversible toxicity to the bone marrow and kidneys, as well as nausea and vomiting. TH-070, which we are developing to treat patients with BPH, has been investigated as a male contraceptive and is known to affect fertility in animals. In human clinical trials at doses significantly higher than the doses of TH-070 we contemplate investigating for BPH, muscle and testicular pain have been observed. These side effects or others that could be identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates and prevent regulatory approval or limit their market acceptance if they are approved.

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

We are a development stage company with a limited operating history and no current source of revenue from our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the quarter ended March 31, 2005, we had a net loss of $7.5 million and an accumulated deficit of $42.1 million. We do not expect to generate any revenue from the sale of our product candidates over the next several years. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our pivotal Phase 3 clinical trial for glufosfamide and begin our Phase 2 and Phase 3 clinical trials for TH-070 for the treatment of BPH in mid-2005. In addition, we plan to significantly expand our operations, and will need to expand our infrastructure and facilities and hire additional personnel. As a result, we expect that our annual operating losses will increase significantly over the next several years.

To attain profitability, we will need to successfully develop products and effectively market and sell them. We have never generated revenue from our product candidates, and there is no guarantee that we will be able to do so in the future. If our glufosfamide or TH-070 product candidates fail to show positive results in our ongoing clinical trials, or we do not receive regulatory approval for one or more of them, or if these product candidates do not achieve market acceptance even if approved, we will not become profitable for at least the next several years. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our clinical development programs, and you could lose your entire investment.

We may need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and

•	the costs of establishing sales, marketing and distribution capabilities.

We believe that the net proceeds from our initial public offering in February 2005 together with our cash on hand and marketable securities, will be sufficient to fund our projected operating requirements through 2006 including our ongoing clinical trials of glufosfamide and 2DG, the planned Phase 2 and Phase 3 clinical trials for TH-070 expected to start in mid-2005, the initial development of a commercialization effort, general corporate purposes and for the research and discovery of additional product candidates. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. There can be no assurance that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

If our cancer product candidates are approved for commercial sale, we plan to establish our own sales force to market them in the United States and potentially Europe. We may also consider establishing a sales force to market TH-070 for the treatment of symptomatic BPH. We currently have no experience in selling, marketing or distributing pharmaceutical products and do not have a sales force to do so. Before we can commercialize any products, we must develop our sales, marketing and distribution capabilities, which is an expensive and time consuming process and our failure to do this successfully could delay any product launch. Our efforts to develop internal sales and marketing capabilities could face a number of risks, including:

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

As of March 31, 2005, we had 51 employees. Our success will depend on our ability to hire additional qualified personnel. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.

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

Our current supplies of glufosfamide have been prepared by a subsidiary of Baxter International, Inc and we are using those materials to conduct our current clinical trials. We will be required to use materials from alternative suppliers to complete our current glufosfamide trials. We have obtained glufosfamide API and drug product that was manufactured, tested and released by other suppliers and, pending regulatory filings and, as necessary, regulatory approvals, we plan to use these materials when needed. If we are not able to obtain required regulatory approvals to use these materials, we may experience a significant delay in our glufosfamide clinical trials. We believe that our suppliers will be able to manufacture additional quantities sufficient to complete our planned clinical trials, although there can be no assurance that they will be able to do so. If we cannot obtain additional glufosfamide drug product as needed, we may experience delays in our clinical trials.

We believe that we have sufficient supplies of TH-070 API to conduct and complete our currently planned BPH clinical trials. We also believe we have received sufficient drug product tested and released by Pharmaceutics International, Incorporated (PII) for the planned European Phase 3 trial of TH-070 for the treatment of BPH. We have also received enough drug product that has been tested but not yet released by PII for the planned Phase 2 US trial of TH-070 for the treatment of BPH. We have ordered additional TH-070 API from Jiangsu Hengrui Medicine Company, Ltd. Failure of Jiangsu Hengrui Medicine Company to provide acceptable API could delay commercialization of TH-070, if approved.

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

We are using clinical research organizations to oversee our ongoing glufosfamide and TH-070 clinical trials and expect to use the same or similar organizations for our anticipated clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. We will rely significantly upon the accrual of patients at clinical sites outside the United States. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

We have in-licensed one issued patent that covers the treatment of breast cancer with 2DG in combination with paclitaxel or docetaxel and related applications that cover other combination therapies, but there can be no assurance that any other patent application under this license will be issued. As a result, others may develop and market 2DG for the treatment of other cancers or for the treatment of breast cancer in combination with chemotherapy agents where we do not obtain patents claiming such use.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Lilly, Pfizer and SuperGen and from generic pharmaceutical manufacturers. In particular, our glufosfamide product candidate for pancreatic cancer will compete with Gemzar, marketed by Lilly, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, Camptosar ®, marketed by Pfizer, and Taxotere, marketed by the sanofi-aventis Group, are under investigation as possible combination therapies for first-line treatment of pancreatic cancer. Additionally, OSI Pharmaceuticals and Genentech have filed for a Supplemental New Drug Application with the FDA for the use of Tarceva plus gemcitabine for the first-line treatment of pancreatic cancer. PANVAC ™ -VF, a vaccine under development by Therion Biologics, is being tested in a Phase 3 trial as a second-line treatment for pancreatic cancer.

Currently available BPH drugs are marketed by large pharmaceutical companies with significantly more experience and resources than we have. Our TH-070 product candidate for the treatment of symptomatic BPH will compete with alpha adrenergic receptor blockers, including Flomax ® , co-marketed by Boehringer Ingelheim and Abbott Laboratories, and Cardura ® , marketed by Pfizer, and with 5-alpha reductase inhibitors, including Proscar ® , marketed by Merck, Avodart ® , marketed by GlaxoSmithKline, and Xatral ® , marketed by the sanofi-aventis Group. In addition, we are aware that several other companies are developing drugs to treat BPH. We also will compete with other treatment alternatives such as surgery and other non-drug interventions.

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

We have product liability insurance that covers our clinical trials up to a $5 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates or any other compound that we may develop. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or at all, and the insurance coverage that we obtain may not be adequate to cover potential claims or losses.

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

Our ability to commercialize any products successfully will depend in part on the extent to which reimbursement will be available from governmental and other third-party payors, both in the United States and in foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability.

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

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, since our initial public offering, the average daily trading volume of our common stock was 71,303 shares through April 29, 2005. The limited trading volume of our stock may contribute to its volatility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in short-term marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Accordingly, we believe that while the cash, cash equivalents and marketable securities we hold are subject to changes in the financial standing of the financial institution, we are not subject to any material risks arising from changes in interest rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. However, due to the short duration of our investment portfolio we believe an immediate 10% change in the interest rates would not be material to our financial condition or results of operations.

In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Threshold have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2005 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	During the quarter ended March 31, 2005, we issued to employees, directors and consultants 411,257 shares of common stock upon the exercise of stock options at a weighted average exercise price of $0.52 per share. During the same period, we granted options to purchase 252,087 shares of common stock at a weighted average exercise price of $0.71 per share. These transactions were effected under Rule 701 promulgated under the Securities Act.

The recipients of securities in the above-described transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

There were no underwriters employed in connection with any of the transactions set forth in this Item 2(a).

(b)	Our Registration Statement on Form S-1 (Reg. No. 333-114376) in connection with our initial public offering was declared effective by the SEC on February 3, 2005. The offering commenced as of February 4, 2005. The offering did not terminate before any securities were sold. As of the date of the filing of this report, the offering has terminated and 6,112,601 shares of our common stock registered were sold. The underwriters of the offering were Banc of America Securities LLC, CIBC World Markets Corp, Lazard Freres & Co. LLC and William Blair & Company, LLC.

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

We have begun to use, and intend to continue to use, these proceeds for general corporate purposes, including clinical trials, research and development expenses and general and administrative expenses as described in the use of proceeds in our final prospectus filed with the SEC pursuant to Rule 424(b).

(c)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - 31, 2005	21,200	$0.26
February 1 - 28, 2005	—	—
March 1 - 31, 2005	—	—

Total	21,200	$$0.26

(1)	All shares were repurchased by the Company from a former employee upon termination of employment pursuant to contractual repurchase rights of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: May 13, 2005	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005	/s/ Janet I. Swearson
Janet I. Swearson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.19	Employment Letter Agreement between Alan Colowick, M.D. and Registrant effective January 15, 2005.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Janet I. Swearson.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Janet I. Swearson.