Form 10-Q
period 2005-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2005-08-12
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

On July 31, 2005, there were 30,776,393 shares of common stock, par value $.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

QUARTER ENDED June 30, 2005

EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$39,913	$14,339
Marketable securities	14,618	14,326
Prepaid expenses and other current assets	1,324	1,604
Restricted cash	—	85

Total current assets	55,855	30,354
Property and equipment, net	1,878	1,667
Restricted cash and other assets	218	192

Total assets	$57,951	$32,213

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,112	$1,550
Accrued clinical and development expenses	2,564	444
Accrued liabilities	1,827	1,062
Notes payable, current portion	314	331
Advance on research and development contract	5,000	5,000

Total current liabilities	10,817	8,387
Notes payable, less current portion	234	382
Deferred rent	117	78

Total liabilities	11,168	8,847

Redeemable convertible preferred stock	—	49,839

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 30,761,214 shares at June 30, 2005 and 3,690,567 shares at December 31, 2004	31	4
Additional paid-in capital	115,325	24,619
Deferred stock-based compensation	(16,327)	(16,637)
Accumulated other comprehensive income	43	104
Deficit accumulated during the development stage	(52,289)	(34,563)

Total stockholders’ equity (deficit)	46,783	(26,473)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$57,951	$32,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2005
	2005	2004	2005	2004
Operating expenses:
Research and development	$7,872	$4,133	$13,123	$6,130	$37,916
General and administrative	2,741	2,225	5,306	3,097	15,517

Total operating expenses	10,613	6,358	18,429	9,227	53,433

Loss from operations	(10,613)	(6,358)	(18,429)	(9,227)	(53,433)
Interest income, net	436	101	720	193	1,254
Interest expense	(9)	(5)	(17)	(21)	(110)

Net loss	(10,186)	(6,262)	(17,726)	(9,055)	(52,289)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(10,186)	$(6,262)	$(17,726)	$(9,055)	$(93,151)

Net loss per common share, basic and diluted	$(0.36)	$(5.83)	$(0.79)	$(12.90)

Weighted average number of shares used in per common share calculations: basic and diluted	28,679	1,075	22,559	702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(17,726)	$(9,055)	$(52,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274	62	518
Stock-based compensation expense	3,311	1,689	10,374
Amortization of debt issuance costs	—	10	44
Loss on disposal of property and equipment	—	—	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,032)	(985)	(1,349)
Accounts payable	132	216	1,112
Accrued clinical and development expenses	2,121	208	2,564
Accrued liabilities	782	862	1,826
Advance on research and development contract	—	—	5,000
Deferred rent	39	—	117

Net cash used in operating activities	(12,099)	(6,993)	(32,078)

Cash flows from investing activities:
Acquisition of property and equipment	(1,074)	(153)	(2,401)
Acquisition of marketable securities	(14,409)	(17,369)	(52,654)
Proceeds from sale of marketable securities	14,056	—	38,079
Restricted cash	85	—	(192)

Net cash used in investing activities	(1,342)	(17,522)	(17,168)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from initial public offering, net	38,970	—	37,683
Proceeds from issuance of common stock	209	811	1,088
Proceeds from issuance of notes payable	—	122	1,000
Repayment of notes payable	(164)	(82)	(451)

Net cash provided by financing activities	39,015	851	89,159

Net increase (decrease) in cash and cash equivalents	25,574	(23,664)	39,913
Cash and cash equivalents, beginning of period	14,339	40,609	—

Cash and cash equivalents, end of period	$39,913	$16,945	$39,913

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$2,645	$16,497	$25,387

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Deferred offering costs in connection with initial public offering	$(1,287)	$(509)	$—

Change in unrealized gain (loss) on marketable securities	$(61)	$(73)	$43

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom for purposes of conducting clinical trials in Europe. There is currently no financial activity related to this entity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Critical Accounting Policies

There are no critical accounting policies other than those disclosed in the Company’s Annual Report on Form 10-K, and there have been no changes to the policies discussed therein.

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

Amortization of stock-based compensation for employees was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Amortization of stock-based compensation:
Research and development	$701	$569	$1,402	$588
General and administrative	777	746	1,554	874

	$1,478	$1,315	$2,956	$1,462

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(10,186)	$(6,262)	$(17,726)	$(9,055)
Add: Employee stock-based compensation included in reported net loss	1,478	1,315	2,956	1,462
Deduct: Employee total stock-based compensation determined under fair value method	(1,728)	(1,043)	(3,405)	(1,191)

Pro-forma net loss attributable to common stockholders	$(10,436)	$(5,990)	$(18,175)	$(8,784)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.36)	$(5.83)	$(0.79)	$(12.90)

Pro-forma	$(0.36)	$(5.57)	$(0.81)	$(12.51)

The resulting effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders is not likely to be representative of the effects on net loss attributable to common stockholders and net loss per share attributable to common stockholders in future periods, as subsequent periods may include additional grants and periods of vesting.

Prior to the closing of the Company’s initial public offering, the fair value of options was computed using the minimum value method. Following the offering, the value of each employee option and each employee purchase right under the Employee Stock Purchase Plan has been estimated at the date of the grant using the Black-Scholes model, assuming the following weighted-average assumptions:

	Three Months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Employee Stock Options
Weighted average risk-free interest rate	3.77%	3.72%	3.55%	2.72%
Expected life (in years)	4.0	4.0	3.6	4.0
Dividend yield	—	—	—	—
Volatility	67%	0%	67%	0%

Employee Stock Purchase Plan (ESPP)*:
Weighted average risk-free interest rate	3.34%	—	3.34%	—
Expected life (in years)	0.5	—	0.5	—
Dividend yield	—	—	—	—
Volatility	67%	—	67%	—

*	The ESPP started in February 2005

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $206,000 and $105,000 for the quarters ended June 30, 2005 and 2004, respectively, and approximately $355,000 and $227,000 for the six month periods ended June 30, 2005 and 2004, respectively.

Recent Accounting Pronouncements

Share-Based Payment: In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally would require that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model to use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

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

Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges for fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its financial position, results of operations or cash flows.

Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on its financial position, results of operations or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss attributable to common stockholders	$(10,186)	$(6,262)	$(17,726)	$(9,055)

Denominator:
Weighted average common shares outstanding	30,748	2,316	24,696	1,258
Less: Weighted average unvested common shares subject to repurchase	(2,069)	(1,241)	(2,137)	(556)

Denominator for basic and diluted calculations	28,679	1,075	22,559	702

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(5.83)	$(0.79)	$(12.90)

The following outstanding stock options and warrants, common stock subject to repurchase and redeemable convertible preferred stock (on an as-if-converted basis) were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of June 30,
	2005	2004
Shares issuable upon exercise of stock options	493	537
Shares issuable related to the ESPP	43	—
Shares issuable upon exercise of warrants	23	23
Common stock subject to repurchase	1,979	2,070
Shares issuable upon conversion of redeemable convertible preferred stock	—	20,553

NOTE 3 —STOCKHOLDERS’ EQUITY (DEFICIT):

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

Directors Compensation Program

On May 19, 2005, the Board of Directors approved revised compensation arrangements for non-employee directors of the Company. Effective May 19, 2005, non-employee directors receive an annual retainer. On May 19, 2005, each non-employee director was granted an option to purchase 15,000 shares of the Company’s common stock under the Company’s 2004 Amended and Restated Equity Incentive Plan. In addition, at each annual meeting of stockholders of the Company, each non-employee director who has served as director at least six months prior to such meeting will receive an automatic grant of an option to purchase 15,000 shares of the Company’s common stock.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

On April 1, 2005 the Company entered into a noncancelable facility operating lease for approximately 6,489 square feet of laboratory space. The lease expires in February 2010. In connection with the execution of the lease, the Company paid a security deposit of approximately $25,000. The Company recognizes rent expense using the straight line method. The future rental payments required by the Company under the noncancelable operating lease at June 30, 2005 are as follows (in thousands):

Years Ending December 31,
Remainder of 2005	$56
2006	139
2007	143
2008	146
2009	151
2010	25

Total	$660

NOTE 5 — Subsequent Event

Pursuant to a Development Agreement entered into in November 2004, the Company and MediBIC Co. Ltd., signed a Development Plan on July 8, 2005 for the development of glufosfamide in certain Asian countries. Upon entering into the Development Agreement, the Company received an upfront payment of $4.75 million to support development expenses incurred by the Company, and a $250,000 option payment, which were recorded as “Advance on research and development contract” on the accompanying condensed consolidated balance sheets. The Company is responsible for all development expenses and will receive no other funding pursuant to the Development Agreement.

The upfront payments will be classified as “Deferred revenue” on the Company’s balance sheet, and will be recognized as revenue over the period in which the related development costs are incurred.

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Risk Factors” and “Overview” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are a biotechnology company focused on the discovery, development and commercialization of drugs based on Metabolic Targeting, an approach that targets fundamental differences in metabolism between normal and certain diseased cells. We are building a pipeline of drugs that are designed to target tumor and diseased cells selectively so that the drugs are less toxic to healthy tissues than conventional drugs, thereby providing improvements over current therapies.

Our initial clinical focus is the treatment of cancer and benign prostatic hyperplasia (BPH). We have three product candidates.

•	Glufosfamide, our lead product candidate for cancer, has completed two Phase 1 and five Phase 2 clinical trials in patients with various solid tumors. In September 2004, we initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer. We have received a Special Protocol Assessment from the Food and Drug Administration (FDA) for this trial. Glufosfamide for the treatment of pancreatic cancer has also received FDA Fast Track designation. We also initiated a Phase1/2 trial for glufosfamide in December of 2004 for the first-line treatment of pancreatic cancer in combination with Gemzar.

•	TH-070, our lead product candidate for the treatment of symptomatic BPH, has completed a Phase 2 clinical trial in Italy. We initiated a Phase 2 trial in the United States in June 2005 and a Phase 3 trial in Europe in August 2005, both of which are multi-centered, randomized, blinded and placebo controlled trials.

•	2-deoxyglucose, or 2DG, our product candidate for the treatment of solid tumors is being evaluated in a Phase 1 clinical trial alone and as a combination therapy, which means that it is administered in conjunction with another chemotherapy agent. This trial began in the first quarter 2004.

We are also working to discover novel drug candidates that will specifically target cancer cells, and we have identified lead compounds with promising in vitro data. In addition, we are investigating additional compounds for activity against BPH.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not achieved any revenue from operations, and, through 2004, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering which raised net proceeds of approximately $37.7 million. As of June 30, 2005 we had cash, cash equivalents, and marketable securities of $54.5 million which is expected to last through 2006. We believe we have sufficient funds to complete our current trials of glufosfamide, TH-070 and 2DG. Net loss for the quarter ended June 30, 2005 was $10.2 million and the cumulative net loss since our inception through June 30, 2005 was $52.3 million.

We expect our net losses to increase primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our pivotal Phase 3 clinical trial of glufosfamide and our Phase 3 and Phase 2 trials for TH-070 for the treatment of symptomatic BPH. These clinical trials will involve a greater number of patients, will be conducted at multiple sites and in several countries, will be conducted over a longer period of time and require greater quantities of drug product. Costs associated with these clinical trials will fluctuate from period to period based largely on clinical trial activities including patient enrollment. Additionally we plan to significantly expand our infrastructure and facilities and hire additional personnel, including clinical development, research, commercial operations and administrative personnel. We are unable to predict when, if ever, we will be able to commence sales of any product.

Results of Operations

Comparison of Three and Six Month Periods Ended June 30, 2005 and June 30, 2004

Research and Development. Research and development expenses were $7.9 million for the three months ended June 30, 2005 compared to $4.1 million for the three months ended June 30, 2004. The $3.8 million increase in expenses is primarily due to a $3.0 million increase in clinical and development expenses, $0.7 million in higher staffing levels and related costs, and an increase in non-cash stock-based compensation expense of $0.1 million. Research and development expenses were $13.1 million for the six months ended June 30, 2005 compared to $6.1 million for the six months ended June 30, 2004. The $7.0 million increase in expenses is primarily due to a $4.3 million increase in clinical and development expenses, $2.0 million in higher staffing levels and related costs, and an increase in non-cash stock-based compensation expense of $0.7 million.

	Three months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
TH-070	$2,974	$1,132	$4,821	$1,631
Glufosfamide	2,626	1,377	4,554	1,754
2DG	617	740	1,063	1,354
Discovery Research	1,655	884	2,685	1,391

Total Research and Development Expenses	$7,872	$4,133	$13,123	$6,130

Research and development expenses associated with TH-070 were $3.0 million for the quarter ended June 30, 2005 and $1.1 million for the quarter ended June 30, 2004. This increase in expenses was primarily due to expenses associated with the initiation of our Phase 2 trial in the United States and our Phase 3 trial in Europe. Research and development expenses associated with glufosfamide were $2.6 million for the quarter ended June 30, 2005 and were $1.4 million for the quarter ended June 30, 2004. This increase is primarily due to expenses associated with our Phase 3 clinical trial which was initiated in September 2004. Research and development expenses associated with 2DG were $0.6 million for the quarter ended June 30, 2005 and $0.7 million for the quarter ended June 30, 2004. The decrease is primarily attributable to a minor reduction in 2DG project staffing in 2005. Discovery research and development expenses were $1.7 million for the quarter ended June 30, 2005 and were $0.9 million for the quarter ended June 30, 2004. The increase was primarily due to increases in staffing and related costs.

Research and development expenses associated with TH-070 were $4.8 million for the six months ended June 30, 2005 and $1.6 million for the six months ended June 30, 2004. This increase in expenses was primarily due to the initiation of our Phase 2 United States and Phase 3 European trials and an increase in staffing and related expenses. Research and development expenses associated with glufosfamide were $4.6 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively. This increase is primarily due to expenses associated with the Phase 1/2 and Phase 3 clinical trials. Research and development expenses associated with 2DG were $1.1 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. The decrease is primarily attributable to a reduction in 2DG project staffing and related costs. Discovery research and development expenses were $2.7 million for the six months ended June 30, 2005 and were $1.4 million for the six months ended June 30, 2004. The increase was primarily due to increases in staffing and related costs to support expansion of the company’s discovery research program.

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials and start additional trials. Research and development expenses will likely increase in future periods but will fluctuate from period to period based largely on clinical trial activities, including patient enrollment.

General and Administrative. General and administrative expenses were $2.7 million for the three months ended June 30, 2005, compared to $2.2 million for the three months ended June 30, 2004. The $0.5 million increase in general and administrative expenses reflect increased costs of $0.2 million for higher staffing and related costs, an increase in non-cash stock-based compensation expenses of $0.2 million and $0.1 million for higher legal and accounting services costs.

For the six months ended June 30, 2005 and 2004, general and administrative expenses were $5.3 million and $3.1 million, respectively. The $2.2 million increase in general and administrative expenses reflect increased costs of $1.1 million for higher staffing and related costs, an increase in non-cash stock-based compensation expenses of $0.9 million and $0.2 million for higher legal and accounting costs.

We expect our general and administrative expenses to continue to increase due to the additional administrative and infrastructure costs associated with being a public company, including costs associated with implementing procedures for compliance with Section 404 of the Sarbanes-Oxley Act.

Interest and Other Income, Net. Interest income for the three months ended June 30, 2005 was $436,000 compared to $101,000 for the three months ended June 30, 2004. The increase was primarily due to higher average interest rates and greater invested cash balances during the quarter ended June 30, 2005 compared to the prior year due to proceeds received from our initial public offering completed February 4, 2005.

Interest income for the six months ended June 30, 2005 was $720,000 compared to $193,000 for the six months ended June 30, 2004. The increase was primarily due to higher average interest rates and greater invested cash balances due to proceeds received from our initial public offering completed February 2005.

Liquidity and Capital Resources

We have incurred net losses of $52.3 million since inception through June 30, 2005. We have not generated any revenues and do not expect to generate revenue from sales of product candidates for several years. From inception until our initial public offering in February 2005 we funded our operations primarily through the private placement of our preferred stock. In February 2005 we completed our initial public offering of 5,333,333 shares of common stock at $7.00 per share which raised gross proceeds of $37.3 million. Additionally, the underwriters exercised 779,268 shares of their over-allotment for gross proceeds of $5.5 million. Net proceeds from our initial public offering after deducting underwriter’s discounts and offering expenses were $37.7 million.

At June 30, 2005, we had cash and cash equivalents of $39.9 million compared to $14.3 million at December 31, 2004. In addition, we had marketable securities balances of $14.6 million and $14.3 million as of June 30, 2005 and December 31, 2004, respectively, available to fund operations.

Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $12.1 million and $7.0 million, respectively. The $5.1 million increase in cash used in operating activities in 2005 compared to 2004 was primarily attributable to a higher net loss in 2005, partially offset by an increase in clinical and development expense accruals and non-cash charges related to deferred stock-based compensation.

Net cash used in investing activities was $1.3 million and $17.5 million for the six months ended June 30, 2005 and 2004 respectively. The $16.2 million decline in cash used in investing activities in 2005 compared to 2004 was due to an increase in proceeds from sales and fewer purchases of marketable securities, partially offset by higher capital expenditures for leasehold improvements for the Company’s new facility.

Net cash provided by financing activities was $39.0 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively. The $38.1 million increase in cash provided by financing activities in 2005 compared to 2004 was due to the proceeds from our initial public offering in February 2005.

On August 31, 2004, we entered into a noncancelable facilities sublease agreement that expires on February 28, 2010. On April 1, 2005, we entered into a noncancelable facilities lease agreement that expires on February 28, 2010.

As of June 30, 2005, the Company had lease and financing obligations of (in thousands):

	Remaining of current year (2005)	One to three Years (2006 to 2008)	Four to five Years (2009 to 2010)	After five Years	Total
Facilities sublease and lease	$260	$1,763	$799	$—	$2,822
Financing line	181	403	—	—	584

Total	$441	$2,166	$799	$—	$3,406

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

We believe that our cash on hand and marketable securities as of June 30, 2005, will be sufficient to fund our projected operating requirements through 2006, including our current clinical trials of glufosfamide, TH-070 and 2DG, the research and discovery efforts towards additional product candidates, the initial development of a commercialization effort, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, we will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic, market conditions and other factors, many of which are beyond our control. There can be no assurance that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our research and development, which could delay the time to market for any of our product candidates.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We have not identified any critical accounting policies other than those discussed in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2005.

Recent Accounting Pronouncements

Share-Based Payment: In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally would require that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and is currently assessing which model to use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement could have a significant impact on our financial statements as we will be required to expense the fair value of stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes, as is the current practice. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. We are in the process of evaluating the impact of this standard on its financial statements.

Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges for fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement 153 will have a material effect on our financial position, results of operations or cash flows.

Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our financial position, results of operations or cash flows.

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

While we believe that results of our Phase 2 Italian trial for TH-070 suggest it may effectively treat symptomatic BPH, there can be no assurance that our registrational program will confirm those results, will show that beneficial results of TH-070 will be sustained beyond 28 days, or will lead to regulatory approval. We initiated a Phase 2 trial in the United States in June 2005 and a Phase 3 trial in several European countries in August 2005 for this indication; however, we expect regulatory agencies will require additional clinical trials and may require additional preclinical studies to support approval of TH-070 for the treatment of symptomatic BPH.

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

Our research and development activities, preclinical studies, clinical trials and the anticipated manufacturing and marketing of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in Europe and elsewhere. We require the approval of the relevant regulatory authorities before we may commence commercial sales of our product candidates in a given market. The regulatory approval process is expensive and time-consuming, and the timing of receipt of regulatory approval is difficult to predict. Our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot be assured that, even after expending substantial time and financial resources, we will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “Fast Track” designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for expedited FDA review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification. Although we have obtained a Fast Track designation from the FDA for glufosfamide for the treatment of refractory pancreatic cancer, we may not experience a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our Fast Track designation at any time. If we lose our Fast Track designation, the approval process may be lengthened. In addition, our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that glufosfamide will receive regulatory approval for the treatment of refractory pancreatic cancer.

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

We are a development stage company with a limited operating history and no current source of revenue from our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the six months ended June 30, 2005, we had a net loss of $17.7 million, and we had an accumulated deficit of $52.3 million at June 30, 2005. We do not expect to generate any revenue from the sale of our product candidates over the next several years. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our pivotal Phase 3 clinical trial for glufosfamide and our Phase 2 and Phase 3 clinical trials for TH-070 for the treatment of BPH. In addition, we plan to expand our operations, and will need to expand our infrastructure and facilities and hire additional personnel. As a result, we expect that our annual operating losses will increase significantly over the next several years.

To attain profitability, we will need to develop products successfully and market and sell them effectively. We have never generated revenue from our product candidates, and there is no guarantee that we will be able to do so in the future. If our glufosfamide or TH-070 product candidates fail to show positive results in our ongoing clinical trials, or we do not receive regulatory approval for one or more of them, or if these product candidates do not achieve market acceptance even if approved, we will not become profitable for at least the next several years. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our clinical development programs.

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

We believe that the net proceeds from our initial public offering in February 2005 together with our cash on hand and marketable securities, will be sufficient to fund our projected operating requirements through 2006 including our ongoing clinical trials of glufosfamide, TH-070 and 2DG, the initial development of a commercialization effort, general corporate purposes and for the research and discovery of additional product candidates. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. There can be no assurance that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

If our cancer product candidates are approved for commercial sale, we plan to establish our own sales force to market them in the United States and potentially Europe. We may also establish a sales force to market TH-070 for the treatment of symptomatic BPH. We currently have no experience in selling, marketing or distributing pharmaceutical products and do not have a sales force to do so. Before we can commercialize any products, we must develop our sales, marketing and distribution capabilities, which is an expensive and time consuming process and our failure to do this successfully could delay any product launch. Our efforts to develop internal sales and marketing capabilities could face a number of risks, including:

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly our Chief Executive Officer, Dr. Harold E. Selick, our founder and President, Dr. George F. Tidmarsh and our Chief Medical Officer, Dr. Alan Colowick. We do not have employment contracts with Drs. Selick, Tidmarsh or Colowick. The loss of the services of Drs. Selick, Tidmarsh, Colowick or one or more of our other key employees could delay or have an impact on the successful completion of our clinical trials or the commercialization of our product candidates.

As of June 30, 2005, we had 58 employees. Our success will depend on our ability to hire additional qualified personnel. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.

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

We believe we have sufficient drug product that has been tested and released by Pharmaceutics International, Incorporated (PII) for our United States Phase 2 and our European Phase 3 trial of TH-070 for the treatment of BPH. Additionally, for future trials, we have identified alternative suppliers for TH-070 active pharmaceutical ingredient, or API. Failure of any of these suppliers to provide acceptable API or drug product could delay clinical trials or commercialization of TH-070, if approved.

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

To date, our product candidates have been manufactured in quantities sufficient for preclinical studies or clinical trials. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to have it manufactured in commercial quantities. We may not be able to increase the manufacturing capacity for any of our product candidates in a timely or economic manner successfully or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory agencies must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply which could limit our sales.

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

We are using clinical research organizations to oversee our ongoing glufosfamide and TH-070 clinical trials and expect to use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. We will rely significantly upon the accrual of patients at clinical sites outside the United States. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

We may rely on strategic collaborators to market and sell TH-070 for the treatment of BPH either outside the United States or worldwide and our potential cancer products outside the United States.

We have no sales and marketing experience. We may contract with strategic collaborators to sell and market TH-070 for the treatment of symptomatic BPH either outside the United States or worldwide and our cancer products outside the United States. We may not be successful in entering into collaborative arrangements with third parties for the sale and marketing of any products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our product candidates and could increase our costs of development and commercialization. Dependence on collaborative arrangements will subject us to a number of risks, including:

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

TH-070 and 2DG are known compounds that are no longer eligible for patent protection as compounds per se. A compound per se patent excludes others from making, using or selling the patented compound, regardless of how or for what purpose the compound is formulated or intended to be used. Consequently, these compounds and certain of their uses are in the public domain. Acraf, S.p.a. has rights to market TH-070 in certain European countries for the treatment of cancer, and we cannot prevent its sale for that indication or for indications where we have not received patent protection. Even if we obtain patents for TH-070 to treat BPH, there may be off-label use of competitive products for our patented indication.

We have in-licensed one issued patent that covers the treatment of breast cancer with 2DG in combination with paclitaxel or docetaxel and related applications that cover other 2DG combination therapies, but there can be no assurance that any other patent application under this license or that our own patent applications relating to treating cancer with 2DG will be issued. As a result, others may develop and market 2DG for the treatment of other cancers or for the treatment of breast cancer in combination with chemotherapy agents where we do not obtain patents claiming such use.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Lilly, Pfizer and SuperGen and from generic pharmaceutical manufacturers. In particular, our glufosfamide product candidate for pancreatic cancer will compete with Gemzar, marketed by Lilly, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, Camptosar®, marketed by Pfizer, and Taxotere, marketed by the sanofi-aventis Group, are under investigation as possible combination therapies for first-line treatment of pancreatic cancer. Additionally, the FDA has accepted for filing and review a Supplemental New Drug Application from OSI Pharmaceuticals and Genentech for the use of Tarceva plus gemcitabine for the first-line treatment of pancreatic cancer. PANVAC™ -VF, a vaccine under development by Therion Biologics, is being tested in a Phase 3 trial as a second-line treatment for pancreatic cancer.

Currently available BPH drugs are marketed by large pharmaceutical companies with significantly more experience and resources than we have. Our TH-070 product candidate for the treatment of symptomatic BPH will compete with alpha adrenergic receptor blockers, including Flomax® , co-marketed by Boehringer Ingelheim and Abbott Laboratories, and Cardura® , marketed by Pfizer, and with 5-alpha reductase inhibitors, including Proscar® , marketed by Merck, Avodart® , marketed by GlaxoSmithKline, and Xatral® , marketed by the sanofi-aventis Group. In addition, we are aware that several other companies are developing drugs to treat BPH. We also will compete with other treatment alternatives such as surgery and other non-drug interventions.

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

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, since our initial public offering, the average daily trading volume of our common stock was 70,525 shares through July 29, 2005. The limited trading volume of our stock may contribute to its volatility.

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

A significant portion of our total outstanding shares were restricted from immediate resale subsequent to our initial public offering in February 2005. As of August 3, 2005, these shares are tradable subject to Rule 144. If there are substantial sales of our common stock, the price of our common stock could decline.

Sales of substantial amounts of our common stock in the public market could adversely affect the price of our common stock. Certain of our existing stockholders and their affiliated entities purchased an aggregate of approximately 1.5 million shares of our common stock in our initial public offering in February 2005. Shares purchased by our affiliates in this offering may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 307,612, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Holders of approximately 23,921,574 shares of our common stock entered into lock-up agreements that prevent the sale of such shares for up to 180 days after our initial public offering. This lock-up period ended on August 2, 2005. These shares are now tradable subject to Rule 144. Holders of an aggregate of 20,552,815 shares of common stock plus the 1,500,003 additional shares that existing stockholders purchased in our initial public offering have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Based on their evaluation as of June 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2005 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(b)	In connection with our initial public offering on February 4, 2005, we sold 6,112,601 shares of our common stock at the initial public offering price per share of $7.00. The net offering proceeds to us after deducting total expenses were $37.7 million. During the period covered by this quarterly report on Form 10-Q, we used approximately $12.1 million of the net proceeds of our initial public offering, including approximately $7.3 million for the clinical development of glufosfamide, TH-070 and 2DG, $2.2 million for research and development of additional product candidates, and $2.6 million for working capital and general corporate expenses. The balance of net offering proceeds has been invested in short-term investment grade securities and cash equivalent instruments.

(c)	There were no shares repurchased during the three months ended June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005, the Annual Meeting of Stockholders of Threshold Pharmaceuticals was held at our offices in Redwood City, California.

An election of Class I directors was held with the following individuals being elected to our Board of Directors to serve until our 2008 Annual Meeting of Stockholders:

Dr. Michael F. Powell	(29,112,256 votes for, 52,272 votes withheld)
Dr. Harold E. Selick	(29,122,090 votes for, 42,438 votes withheld)

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 (29,151,238 votes in favor, 4,792 votes opposed, 8,498 votes abstaining).

ITEM 6. EXHIBITS

(a)	Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On April 20, 2005, we filed a Report on Form 8-K under Item 5.02—Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, reporting the reclassification of the Company’s Board of Directors.

On May 24, 2005, we filed a Report on Form 8-K under Item 1.01- Entry into a Material Definitive Agreement, reporting the approval of a revised compensation program for non-employee members of the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: August 12, 2005	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2005	/s/ Janet I. Swearson
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