Form 10-Q
period 2005-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2005-11-10
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On October 31, 2005, there were 37,242,844 shares of common stock, par value $.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

QUARTER ENDED September 30, 2005

EXHIBITS

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,275	$14,339
Marketable securities	12,814	14,326
Prepaid expenses and other current assets	1,417	1,604
Restricted cash	—	85

Total current assets	47,506	30,354
Property and equipment, net	1,773	1,667
Restricted cash and other assets	217	192

Total assets	$49,496	$32,213

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$932	$1,550
Accrued clinical and development expenses	3,492	444
Accrued liabilities	1,486	1,062
Notes payable, current portion	272	331
Advance on research and development contract	—	5,000
Deferred revenue, current portion	1,437	—

Total current liabilities	7,619	8,387
Notes payable, less current portion	193	382
Deferred rent	132	78
Deferred revenue, less current portion	3,232	—

Total liabilities	11,176	8,847

Redeemable convertible preferred stock	—	49,839

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 30,837,992 shares at September 30, 2005 and 3,690,567 shares at December 31, 2004	31	4
Additional paid-in capital	114,764	24,619
Deferred stock-based compensation	(12,686)	(16,637)
Accumulated other comprehensive income	26	104
Deficit accumulated during the development stage	(63,815)	(34,563)

Total stockholders’ equity (deficit)	38,320	(26,473)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$49,496	$32,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2005
	2005	2004	2005	2004
Revenue	$331	—	$331	—	$331

Operating expenses:
Research and development (1)	9,110	4,722	22,233	10,852	47,026
General and administrative (1)	3,215	2,040	8,520	5,137	18,733

Total operating expenses	12,325	6,762	30,753	15,989	65,759

Loss from operations	(11,994)	(6,762)	(30,422)	(15,989)	(65,428)
Interest income, net	476	120	1,195	313	1,730
Interest expense	(8)	(6)	(25)	(27)	(117)

Net loss	(11,526)	(6,648)	(29,252)	(15,703)	(63,815)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(11,526)	$(6,648)	$(29,252)	$(15,703)	$(104,677)

Net loss per common share, basic and diluted	$(0.40)	$(4.80)	$(1.18)	$(26.57)

Weighted average number of shares used in per common share calculations: basic and diluted	28,961	1,385	24,721	591

(1) Stock-based compensation, consisting of amortization of employee deferred stock-based compensation and the value of options to non-employees for services rendered, is allocated as follows:

Research and development	$1,363	$1,116	$2,921	$1,931	$6,215
General and administrative	923	1,013	2,675	1,887	6,444

Total	$2,286	$2,129	$5,596	$3,818	$12,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(29,252)	$(15,703)	$(63,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	422	101	666
Stock-based compensation expense	5,596	3,818	12,659
Amortization of debt issuance costs	—	11	44
Loss on disposal of property and equipment	—	—	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(902)	(1,307)	(1,220)
Accounts payable	(48)	554	932
Accrued clinical and development expenses	3,048	169	3,492
Accrued liabilities	241	359	1,285
Deferred rent	54	—	132
Deferred revenue	(331)	—	4,669

Net cash used in operating activities	(21,172)	(11,998)	(41,151)

Cash flows from investing activities:
Acquisition of property and equipment	(1,117)	(206)	(2,444)
Acquisition of marketable securities	(18,542)	(19,855)	(56,787)
Proceeds from sale of marketable securities	19,975	7,017	43,998
Restricted cash	85	(162)	(192)

Net cash provided by (used in) investing activities	401	(13,206)	(15,425)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from initial public offering, net	39,422	—	38,135
Proceeds from issuance of common stock, net of repurchases	552	845	1,432
Deferred financing costs	(21)	—	(21)
Proceeds from issuance of notes payable	—	122	1,000
Repayment of notes payable	(246)	(135)	(534)

Net cash provided by financing activities	39,707	832	89,851

Net increase (decrease) in cash and cash equivalents	18,936	(24,372)	33,275
Cash and cash equivalents, beginning of period	14,339	40,609	—

Cash and cash equivalents, end of period	$33,275	$16,237	$33,275

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$3,321	$18,120	$26,063

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Deferred offering costs in connection with initial public offering	$(1,287)	$(1,087)	$—

Deferred offering expenses in connection with secondary offering	$(201)	—	$(201)

Conversion of redeemable convertible preferred stock	$49,817	$—	$49,817

Change in unrealized loss on marketable securities	$(78)	$(65)	$(78)

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- UNAUDITED

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a development stage enterprise engaged primarily in the research, development and commercialization of targeted small molecule therapies initially for the treatment of benign prostatic hyperplasia (BPH) and cancer. The Company was incorporated in the State of Delaware on October 17, 2001 and has devoted substantially all of its time and efforts to performing research and development, raising capital, and recruiting personnel. The Company has incurred losses since its inception.

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

Amortization of stock-based compensation for employees was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Amortization of employee stock-based compensation:
Research and development	$199	$947	$1,601	$1,535
General and administrative	917	1,013	2,471	1,887

	$1,116	$1,960	$4,072	$3,422

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(11,526)	$(6,648)	$(29,252)	$(15,703)
Add: Employee stock-based compensation included in reported net loss	1,116	1,960	4,072	3,422
Deduct: Employee total stock-based compensation determined under fair value method	(2,191)	(1,154)	(5,596)	(2,345)

Pro-forma net loss attributable to common stockholders	$(12,601)	$(5,842)	$(30,776)	$(14,626)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.40)	$(4.80)	$(1.18)	$(26.57)

Pro-forma	$(0.44)	$(4.22)	$(1.25)	$(24.75)

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

Prior to the closing of the Company’s initial public offering, the fair value of options was computed using the minimum value method. Following the offering, the value of each employee option and each employee purchase right under the Employee Stock Purchase Plan has been estimated at the date of the grant using the Black-Scholes model, assuming the following weighted-average assumptions:

	Three Months ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Employee Stock Options
Weighted average risk-free interest rate	3.79%	3.35%	3.68%	4.27%
Expected life (in years)	4.0	4.0	3.7	4.0
Dividend yield	—	—	—	—
Volatility	67%	—	67%	—

Employee Stock Purchase Plan (ESPP)*:
Weighted average risk-free interest rate	3.93%	—	3.93%	—
Expected life (in years)	0.5	—	0.5	—
Dividend yield	—	—	—	—
Volatility	67%	—	67%	—

*	The ESPP started in February 2005

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes Model. All unvested shares are marked to market until such options vest. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of $1.2 million and $0.2 million for the quarters ended September 30, 2005 and 2004, respectively, and $1.5 million and $0.4 million for the nine month periods ended September 30, 2005 and 2004, respectively. On August 18, 2005, the president and founder of the Company resigned as president and entered into a consulting and stock vesting agreement. Under the terms of this agreement, the vesting of certain of his options accelerates at December 31, 2005, subject to certain conditions. Due to the change in status from that of an employee to a consultant, compensation expense associated with the accelerated vesting of his options is being recorded for his services as a consultant through the end of the year.

Recent Accounting Pronouncements

Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally would require that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model to use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

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

Exchanges of Nonmonetary Assets. On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges for fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its financial position, results of operations or cash flows.

Accounting Changes and Error Corrections. On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of Statement 154 will have a material effect on its financial position, results of operations or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss attributable to common stockholders	$(11,526)	$(6,648)	$(29,252)	$(15,703)

Denominator:
Weighted average common shares outstanding	30,820	3,362	26,760	1,960
Less: Weighted average unvested common shares subject to repurchase	(1,859)	(1,977)	(2,039)	(1,369)

Denominator for basic and diluted calculations	28,961	1,385	24,721	591

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(4.80)	$(1.18)	$(26.57)

The following potential common shares were excluded from the computation of diluted net loss per share attributable to common stockholders as they had an antidilutive effect (in thousands):

	As of September 30,
	2005	2004
Redeemable convertible preferred stock (on an as-if-converted basis)	—	20,553
Options to purchase common stock	817	522
Employee stock purchase plan	15	—
Warrants to purchase common stock	—	23
Common stock subject to repurchase	1,799	1,910

NOTE 3 —STOCKHOLDERS’ EQUITY (DEFICIT):

Initial Public Offering

On February 4, 2005, the Company sold 5,333,333 shares of common stock in an initial public offering for aggregate gross proceeds of $37.3 million. After deducting the underwriters’ commission and offering expenses, the Company received net proceeds of approximately $33.0 million. On March 4, 2005, the Company received an aggregate of $5.5 million from the exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission, the Company received net proceeds of $5.1 million. Upon completion of the initial public offering all redeemable convertible preferred stock converted to common stock.

Directors Compensation Program

On May 19, 2005, the Board of Directors approved revised compensation arrangements for non-employee directors of the Company. Effective May 19, 2005, non-employee directors receive an annual cash retainer. On May 19, 2005, each non-employee director was granted an option to purchase 15,000 shares of the Company’s common stock under the Company’s 2004 Amended and Restated Equity Incentive Plan. In addition, at each annual meeting of stockholders of the Company, each non-employee director who has served as director at least six months prior to such meeting will receive an automatic grant of an option to purchase 15,000 shares of the Company’s common stock.

NOTE 4 — License Agreement

In November 2004, the Company entered into an agreement with MediBIC Co. Ltd. (MediBIC) to develop glufosfamide in Japan and several other Asian countries, and received an upfront payment of $5.0 million contingent upon the finalization of the clinical development plan. In July 2005, the Company finalized the development plan with MediBIC and began recognizing revenue from the upfront payment on a straight-line basis over the development period, currently estimated to be through 2008. The Company is responsible for all development activities under this agreement.

The upfront payments were classified as “Advance on research and development contract” on the Company’s balance sheet at December 31, 2004, and were reclassified to “Deferred revenue” at September 30, 2005 to reflect that the contingency was removed.

NOTE 5 — Subsequent Events

On October 14, 2005, the Company completed a public offering of 6,250,000 shares of its common stock for proceeds totaling approximately $61.0 million, net of underwriter’s fees and other expenses. On October 28, 2005, the Company received net proceeds $1.5 million from the exercise of the underwriters’ over-allotment option for an additional 149,222 shares.

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

Overview

We are a biotechnology company focused on the discovery, development and commercialization of drugs based on Metabolic Targeting, an approach that targets fundamental differences in metabolism between normal and certain diseased cells. We are building a pipeline of drugs that are designed to selectively target tumor cells and abnormally proliferating cells so that the drugs are efficacious and less toxic to healthy tissues than conventional drugs, thereby providing improvements over current therapies.

Our initial clinical focus is the treatment of benign prostatic hyperplasia, or BPH, a disease characterized by overgrowth of the prostate, and the treatment of cancer. We have three product candidates for these programs, for which we have exclusive worldwide marketing rights:

•	TH-070, our lead product candidate for the treatment of symptomatic BPH, has completed a Phase 2 clinical trial in Italy. We initiated a Phase 2 trial in the United States in June 2005 and a Phase 3 trial in Europe in August 2005, both of which are multi-center, randomized, blinded and placebo controlled trials.

•	Glufosfamide, our lead product candidate for cancer, has completed two Phase 1 and five Phase 2 clinical trials in patients with various solid tumors. In September 2004, we initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer. We have received a special protocol assessment from the United States Food and Drug Administration, or FDA, for this trial. Glufosfamide for the second-line treatment of pancreatic cancer has also received FDA Fast Track designation. We also initiated a Phase 1/2 trial for glufosfamide in December of 2004 for the first-line treatment of pancreatic cancer in combination with Gemzar.

•	2DG, or 2-deoxyglucose, our product candidate for the treatment of solid tumors, is being evaluated in a Phase 1 clinical trial alone and as a combination therapy. This trial began in the first quarter of 2004.

We are also working to discover novel drug candidates that will specifically target cancer cells, and we have identified lead compounds with promising in vitro data. We are investigating additional compounds for activity against BPH.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not recognized significant revenue from operations, and, through 2004, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering which raised net proceeds of approximately $38.1 million. As of September 30, 2005, we had cash, cash equivalents, and marketable securities of $46.1 million. On October 14, 2005, we completed a public offering of 6,250,000 shares of common stock for net proceeds of approximately $61.0 million, and on October 28, 2005, we received net proceeds $1.5 million from the exercise of the underwriters’ over-allotment option. These proceeds, plus existing cash and investments, are expected to be sufficient to fund operations through 2007. We believe we have sufficient funds to complete our current trials and initiate additional trials. Net loss for the quarter ended September 30, 2005 was $11.4 million and the cumulative net loss since our inception through September 30, 2005 was $63.7 million.

We expect our net losses to increase primarily due to our anticipated clinical trial activities. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our pivotal Phase 3 clinical trial of glufosfamide and our Phase 3 and Phase 2 trials of TH-070 for the treatment of symptomatic BPH. These clinical trials involve a greater number of patients, are conducted at multiple sites and in several countries, are conducted over a longer period of time and require greater quantities of drug product. Costs associated with these clinical trials will fluctuate from period to period based largely on clinical trial activities including patient enrollment. Additionally we plan to significantly expand our infrastructure and facilities and hire additional personnel, including clinical development, research, commercial operations and administrative personnel. We are unable to predict when, if ever, we will be able to commence sales of any product.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2005 and September 30, 2004

Revenue. For the three and nine months ended September 30, 2005, we recognized $0.3 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBic for the development of glufosfamide in Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to be through 2008. We are responsible for all development activities under this agreement.

Research and Development. Research and development expenses were $9.1 million for the three months ended September 30, 2005 compared to $4.7 million for the three months ended September 30, 2004. The $4.4 million increase in expenses is due to $2.7 million in higher staffing and facilities costs and $1.9 million in increased clinical and development expenses, partially offset by a decrease in non-cash stock-based compensation expense of $0.2 million. Research and development expenses were $22.2 million for the nine months ended September 30, 2005 compared to $10.9 million for the nine months ended September 30, 2004. The $11.3 million increase in expenses is due to a $6.6 million increase in clinical and development expenses, $3.7 million in higher staffing and facilities costs, and an increase in non-cash stock-based compensation expense of $1.0 million.

	Three Months ended September 30,		Nine Months Ended September 30,
Research and Development expenses by Project (in millions)	2005	2004	2005	2004
TH-070	$3.9	$0.6	$8.7	$2.2
Glufosfamide	2.8	2.9	7.4	4.7
2DG	0.5	0.6	1.5	2.0
Discovery Research	1.9	0.6	4.6	2.0

Total Research and Development expenses	$9.1	$4.7	$22.2	$10.9

Research and development expenses associated with TH-070 were $3.9 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively. This increase in expenses was primarily due to expenses associated with the initiation of our Phase 2 trial in the United States and our Phase 3 trial in Europe. Research and development expenses associated with glufosfamide were $2.8 million and $2.9 million for the three months ended September 30, 2005 and 2004, respectively. This slight decrease in expenses in the third quarter of 2005 compared with 2004 is primarily due to higher start-up expenses related to the initiation of our Phase 3 clinical trial in September 2004. Research and development expenses associated with 2DG were $0.5 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively. The decrease is primarily attributable to a minor reduction in 2DG project staffing in 2005. Discovery research and development expenses were $1.9 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily due to increases in staffing and related costs.

Research and development expenses associated with TH-070 were $8.7 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively. This increase in expenses was primarily due to the initiation of our Phase 2 United States and Phase 3 European trials and an increase in staffing and related expenses. Research and development expenses associated with glufosfamide were $7.4 million and $4.7 million for the nine months ended September 30, 2005 and 2004, respectively. This increase is primarily due to expenses associated with the Phase 3 and Phase 1/2 clinical trials. Research and development expenses associated with 2DG were $1.5 million and $2.0 million for the nine months ended

September 30, 2005 and 2004, respectively. The decrease is primarily attributable to a reduction in 2DG project staffing and related costs. Discovery research and development expenses were $4.6 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to increases in staffing and related costs to support expansion of the company’s discovery research program.

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials and start additional trials. Research and development expenses will likely increase in future periods but will fluctuate from period to period based largely on clinical trial activities, including patient enrollment.

General and Administrative. General and administrative expenses were $3.2 million for the three months ended September 30, 2005, compared to $2.0 million for the three months ended September 30, 2004. The $1.2 million increase in general and administrative expenses in the 2005 quarter is due to higher staffing and facilities costs of $0.7 million, and an increase in legal and accounting fees of $0.6 million. These increased expenses were partially offset by a $0.1 million decrease in stock-based compensation expense in the 2005 quarter as compared with 2004.

For the nine months ended September 30, 2005 and 2004, general and administrative expenses were $8.5 million and $5.1 million, respectively. The $3.4 million increase in general and administrative expenses reflect increased costs of $1.7 million for higher staffing and facilities costs, higher legal and accounting fees of $0.8 million, and an increase in non-cash stock-based compensation expenses of $0.9 million.

We expect our general and administrative expenses to continue to increase due to greater infrastructure costs and the additional administrative costs associated with being a public company, including costs associated with implementing procedures for compliance with Section 404 of the Sarbanes-Oxley Act.

Interest and Other Income, Net. Interest income for the three months ended September 30, 2005 was $0.5 million compared to $0.1 million for the three months ended September 30, 2004. The increase was primarily due to greater invested cash balances due to proceeds received from our initial public offering completed in February 2005, and higher average interest rates during the quarter ended September 30, 2005 compared to the prior year.

Interest income for the nine months ended September 30, 2005 was $1.2 million compared to $0.3 million for the nine months ended September 30, 2004. The increase was primarily due to greater invested cash balances due to proceeds received from our initial public offering completed February 2005 and higher average interest rates in 2005 compared to 2004.

Liquidity and Capital Resources

We have incurred net losses of $63.8 million since inception through September 30, 2005. We have not generated any revenues from sales of product candidates and do not expect to do so for several years, if ever. From inception until our initial public offering in February 2005 we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering, raising gross proceeds of $42.8 million, including the exercise of the underwriters’ over-allotment. Net proceeds from our initial public offering after deducting underwriters’ discounts and offering expenses were $38.1 million.

At September 30, 2005, we had cash and cash equivalents of $33.3 million compared to $14.3 million at December 31, 2004. In addition, we had marketable securities totaling $12.8 million and $14.3 million as of September 30, 2005 and December 31, 2004, respectively, available to fund operations. On October 14, 2005, we completed a public offering of 6,250,000 shares of our common stock for proceeds totaling approximately $61.0 million, net of underwriters’ fees and other expenses. On October 28, 2005, we received net proceeds of $1.5 million from the exercise of the underwriters’ over-allotment option for an additional 149,222 shares of common stock.

Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $21.2 million and $12.0 million, respectively. The $9.2 million increase in cash used in operating activities in 2005 compared to 2004 was primarily attributable to a higher net loss in 2005, partially offset by an increase in clinical and development expense accruals and non-cash charges related to deferred stock-based compensation.

Net cash provided by investing activities was $0.4 million in the nine months ended September 30, 2005, compared with cash used in investing activities in the nine months ended September 30, 2004 of $13.2 million. The $13.6 million change in cash from investing activities in 2005 compared to 2004 was due primarily to an increase in proceeds from sales and, to a lesser extent, fewer purchases of marketable securities, partially offset by higher capital expenditures for leasehold improvements for our new facilities.

Net cash provided by financing activities was $39.7 million and $0.8 million for the nine months ended September 30, 2005 and 2004, respectively. The $38.9 million increase in cash provided by financing activities in 2005 compared to 2004 was due to the proceeds from our initial public offering in February 2005.

On August 31, 2004, we entered into a noncancelable facilities sublease agreement that expires on February 28, 2010. On April 1, 2005, we entered into a noncancelable facilities lease agreement that expires on February 28, 2010.

As of September 30, 2005, we had lease and financing obligations of (in thousands):

	Remaining of current year (2005)	One to three Years (2006 to 2008)	Four to five Years (2009 to 2010)	After five Years	Total
Facilities sublease and lease	$130	$1,763	$799	$—	$2,692
Financing line	91	403	—	—	494

Total	$221	$2,166	$799	$—	$3,186

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

We believe that our cash on hand and marketable securities as of September 30, 2005, plus the $62.5 million in proceeds we received in October from our public offering, will be sufficient to fund our projected operating requirements through 2007, including completing our current clinical trials and initiating additional trials, conducting research and discovery efforts towards additional product candidates, initial development of a commercialization effort, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, we may need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic, market conditions and other factors, many of which are beyond our control. There can be no assurance that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our research and development, which could delay the time to market for any of our product candidates.

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

Recent Accounting Pronouncements

Share-Based Payment. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally would require that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and is currently assessing which model to use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

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

Exchanges of Nonmonetary Assets. On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges for fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement 153 will have a material effect on our financial position, results of operations or cash flows.

Accounting Changes and Error Corrections. On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our financial position, results of operations or cash flows.

RISK FACTORS

Risks Related to Our Business

We are substantially dependent upon the success of our TH-070 and glufosfamide product candidates. Pivotal clinical trials for our products may not demonstrate efficacy or lead to regulatory approval.

We will not be able to commercialize our lead product candidates, TH-070 and glufosfamide, until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. For example, estimates of survival time in cancer trials or percentages obtained from small scale Phase 2 clinical trials are not necessarily indicative of the results in larger clinical trials.

There can be no assurance that our ongoing clinical trials for symptomatic BPH will confirm results from our Phase 2 trial in Italy, will show that beneficial results of TH-070 will be sustained beyond 28 days, or will lead to regulatory approval. We initiated a Phase 2 trial in the United States in June 2005 and a Phase 3 trial in several European countries in August 2005 for this indication; however, we expect regulatory agencies will require additional clinical trials and may require additional preclinical studies to support approval of TH-070 for the treatment of symptomatic BPH.

Phase 1 and Phase 2 safety trials of glufosfamide were conducted on small numbers of patients and were designed to evaluate the activity of glufosfamide on a preliminary basis. However, these trials were not designed to demonstrate the efficacy of glufosfamide as a therapeutic agent. There can be no assurance that results similar to our Phase 1 and 2 trials will be observed in subsequent trials, or that such results will prove to be statistically significant or demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. In Phase 2 studies, glufosfamide has not shown clinical activity for the treatment of glioblastoma and has only demonstrated marginal activity for the treatment of non-small cell lung cancer. The clinical trial we commenced in September 2004 for the second-line treatment of pancreatic cancer is intended to serve as a pivotal Phase 3 trial. If the results from this trial are not persuasive as determined by the FDA, then this trial will not serve as the basis for FDA approval. We may decide to conduct additional clinical trials or other studies, or the FDA may require us to conduct additional clinical trials or other studies prior to accepting our NDA or granting marketing approval.

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

Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:

•	the therapeutic endpoints chosen for evaluation;

•	the eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s therapeutic endpoints;

•	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	competition for patients by clinical trial programs for other treatments.

We may experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these trials. This is particularly true with respect to diseases with relatively small patient populations, such as pancreatic cancer, which is an indication for our glufosfamide product candidate. In addition, we are aware that our trials for TH-070 for the treatment of symptomatic BPH may be subject to competition for patients by competing trials, which could delay enrollment for our trials.

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

Changes in regulatory approval policies during the development period of any of our product candidates, changes in, or the enactment of, additional regulations or statutes, or changes in regulatory review practices for a submitted product application may cause a delay in obtaining approval or result in the rejection of an application for regulatory approval.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “Fast Track” designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for expedited FDA review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification. Although we have obtained a Fast Track designation from the FDA for glufosfamide for the treatment of second-line pancreatic cancer, we may not experience a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our Fast Track designation at any time. If we lose our Fast Track designation, the approval process may be lengthened. In addition, our Fast Track designation does not increase the likelihood that glufosfamide will receive regulatory approval for the treatment of second-line pancreatic cancer.

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

Our product candidates may have undesirable side effects that prevent or delay their regulatory approval or limit their use if approved.

Glufosfamide is known to cause reversible toxicity to the bone marrow and kidneys, as well as nausea and vomiting. TH-070, which we are developing to treat patients with BPH, has been investigated by others as a male contraceptive because of its effects on spermatogenesis, fertility and shrinkage of testes in animals. As a consequence, these may be significant side effects that may or may not be reversible in patients treated with TH-070 for BPH. Clinical studies to investigate these side effects can be lengthy and expensive, and may be required prior to additional Phase 3 efficacy studies for TH-070. Furthermore, in clinical trials involving cancer patients at doses significantly higher than the doses of TH-070 currently being investigated for BPH, muscle and testicular pain have been observed. These side effects or others that could be identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved.

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

We intend to seek orphan drug designation for the cancer indications that our glufosfamide and 2DG product candidates are intended to treat. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug. Because the prevalence of BPH is greater than 200,000 individuals in the United States, TH-070 for the treatment of symptomatic BPH is not eligible for orphan drug designation and we cannot rely on this protection to provide marketing exclusivity.

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

The FDA and foreign regulatory authorities impose significant restrictions on the indicated uses and marketing of pharmaceutical products.

FDA rules for pharmaceutical promotion require that a company not promote an unapproved drug or an approved drug for an unapproved use. In addition to FDA requirements, regulatory and law enforcement agencies, such as the Department of Health and Human Services’ Office of Inspector General and the United States Department of Justice, monitor and investigate pharmaceutical sales, marketing and other practices. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, as amended, and similar state laws. In recent years, actions by companies’ sales forces and marketing departments have been scrutinized intensely to ensure, among other things, that actions by such groups do not qualify as “kickbacks” to healthcare professionals. A “kickback” refers to the provision of any item of value to a healthcare professional or other person in exchange for purchasing, recommending, or referring an individual for an item or service reimbursable by a federal healthcare program. These kickbacks increase the expenses of the federal healthcare program and may result in civil penalties, criminal prosecutions, and exclusion from participation in government programs, any of which would adversely affect our financial condition and business operations. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Comparable laws also exist at the state level.

We are, and potentially may be, subject to new federal and state requirements to submit information on our open and completed clinical trials to public registries and databases.

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other trial sponsors are required to post the general purpose of these trials, as well as the eligibility criteria, location and contact information of the trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. The Pharmaceuticals and Research Manufacturers of America has also issued voluntary principles for its members to make results from certain clinical studies publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation was introduced in fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of study results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements, could expose us to negative publicity, fines, and other penalties, all of which could materially harm our business.

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will incur significant continued losses for the next several years, and our future profitability is uncertain.

We are a development stage company with a limited operating history and no current source of revenue from our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the nine months ended September 30, 2005, we had a net loss of $29.3 million, and we had an accumulated deficit of $63.8 million at September 30, 2005. We do not expect to generate any revenue from the sale of our product candidates over the next several years. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our current pivotal Phase 3 clinical trial for glufosfamide and our Phase 2 and Phase 3 clinical trials for TH-070 for the treatment of BPH and initiate additional clinical trials. In addition, we plan to expand our operations, and will need to expand our infrastructure and facilities, hire additional personnel and begin commercialization activities. As a result, we expect that our annual operating losses will increase significantly over the next several years.

To attain profitability, we will need to develop products successfully and market and sell them effectively. We have never generated revenue from our product candidates, and there is no guarantee that we will be able to do so in the future. If our TH-070 or glufosfamide product candidates fail to show positive results in our ongoing clinical trials, or we do not receive regulatory approval for either of them, or if these product candidates do not achieve market acceptance even if approved, we may not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our clinical development programs.

We may need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	the progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and

•	the costs of establishing sales, marketing and distribution capabilities.

We believe that cash on hand and marketable securities plus the proceeds received from our public offering completed in October 2005 will be sufficient to fund our projected operating requirements through at least 2007, including our ongoing and planned clinical trials of TH-070, glufosfamide, and 2DG, the initial development of a commercialization effort, general corporate purposes and the support and expansion of our product candidate pipeline. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. There can be no assurance that we will be able to enter into any such arrangements on reasonable terms, if at all.

We may need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, many of which are beyond our control. There can be no assurance that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our development programs, which could delay the time to market for any of our product candidates.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly our Chief Executive Officer, Dr. Harold E. Selick, and our Chief Medical Officer, Dr. Alan B. Colowick. We do not have employment contracts with Drs. Selick or Colowick. The loss of the services of Drs. Selick and Colowick or one or more of our other key employees could delay or have an impact on the successful completion of our clinical trials or the commercialization of our product candidates.

As of October 31, 2005, we had 63 employees. Our success will depend on our ability to hire additional qualified personnel. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.

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

Because we are a newly public company, we have little experience complying with public company obligations, including recently enacted changes in securities laws and regulations. Compliance with these requirements will increase our costs and require additional management resources, and we still may fail to comply.

We are a small company with limited resources. Prior to our initial public offering in February 2005, we operated as a private company and were not subject to many of the requirements applicable to public companies. While we plan to expand our staff to assist in complying with these additional requirements, we may encounter substantial difficulty attracting qualified staff with requisite experience due to the high level of competition for experienced financial professionals.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We expect this requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. Substantial uncertainty exists regarding our ability to comply with these requirements by applicable deadlines. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal controls over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends, investors could lose confidence in the reliability of our financial reporting.

Our facilities in California are located near an earthquake fault, and an earthquake or other natural disaster or resource shortage could disrupt our operations.

Important documents and records, such as hard copies of our laboratory books and records for our product candidates, are located in our corporate headquarters at a single location in Redwood City, California, near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California, from time to time, has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and could result in additional expense. Although we maintain business interruption insurance coverage, the policy specifically excludes coverage for earthquake and flood.

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-070, glufosfamide and 2DG. If these parties do not manufacture the active pharmaceutical ingredients or finished products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

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

We believe we have sufficient supplies of TH-070 drug product that has been tested and released by Pharmaceutics International, Incorporated for our United States Phase 2 and our European Phase 3 trial of TH-070 for the treatment of BPH. Additionally, for future trials, we have identified alternative suppliers for TH-070 active pharmaceutical ingredient, or API. Failure of any of these suppliers to provide acceptable API or drug product could delay clinical trials or commercialization of TH-070, if approved.

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

We believe that we have a sufficient supply of 2DG for our anticipated clinical trials over the next year, although there can be no assurance that these supplies will remain stable and usable during this period. If these materials are not stable, we may experience a significant delay in our 2DG clinical program.

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

The facilities used by our contract manufacturers must undergo an inspection by the FDA for compliance with current good manufacturing practice, or cGMP regulations, before the respective product candidates can be approved. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate. In addition, our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed on them (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We are using clinical research organizations to oversee our ongoing TH-070 and glufosfamide clinical trials and expect to use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. We will rely significantly upon the accrual of patients at clinical sites outside the United States. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

We may rely on strategic collaborators to market and sell TH-070 for the treatment of BPH either outside the United States or worldwide and our potential cancer products outside the United States.

We have no sales and marketing experience. We may contract with strategic collaborators to sell and market, when and if approved, TH-070 for the treatment of symptomatic BPH either outside the United States or worldwide and our cancer products outside the United States. We may not be successful in entering into collaborative arrangements with third parties for the sale and marketing of any products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our product candidates and could increase our costs of development and commercialization. Dependence on collaborative arrangements will subject us to a number of risks, including:

•	we may not be able to control the amount or timing of resources that our potential collaborators may devote to the product candidates;

•	we may be required to relinquish important rights, including intellectual property, marketing and distribution rights;

•	we may have lower revenues than if we were to market and distribute such products ourselves;

•	should a collaborator fail to commercialize one of our product candidates successfully, we may not receive future milestone payments or royalties;

•	a collaborator could separately move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;

•	our collaborators may experience financial difficulties;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement; and

•	our collaborators may operate in countries where their operations could be adversely affected by changes in the local regulatory environment or by political unrest.

Risks Related to Our Intellectual Property

TH-070 and 2DG are known compounds that are not protected by patents on the composition of the molecules.

TH-070 and 2DG are known compounds that are no longer eligible for patent protection on the composition of the molecules. A patent of this nature, known as a compound per se patent, excludes others from making, using or selling the patented compound, regardless of how or for what purpose the compound is formulated or intended to be used. Consequently, these compounds and certain of their uses are in the public domain. Acraf, S.p.a. has rights to market TH-070 in certain European countries for the treatment of cancer, and we cannot prevent its sale for that indication or for indications where we have not received patent protection. Even if we obtain patents for TH-070 to treat BPH, there may be off-label use of competitive products for our patented indication.

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

Our commercial success will depend in part on our ability and the ability of our licensors to obtain and maintain patent protection sufficient to prevent others from marketing our product candidates, as well as to successfully defend and enforce these patents against infringement and to operate without infringing the proprietary rights of others. We will only be able to protect our product candidates from unauthorized use by third parties to the extent that valid and enforceable patents cover our product candidates or they are effectively protected by trade secrets. If our patent applications do not result in issued patents, or if our patents, or those patents we have licensed are found to be invalid, we will lose the ability to exclude others from making, using or selling the inventions claimed therein. We have a limited number of patents and pending patent applications.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. The laws of many countries may not protect intellectual property rights to the same extent as United States laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We do not know whether any of our patent applications will result in the issuance of any patents and we cannot predict the breadth of claims that may be allowed in our patent applications or in the patent applications we license from others.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For glufosfamide, the major European counterparts to the U.S. patent expire in 2009 and the U.S. patent expires in 2014. Patent term extension may not be available for these patents.

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

Our ability to commercialize our product candidates depends on our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of BPH and cancer therapies or in fields that otherwise may relate to our product candidates. We are also aware of a patent that claims certain agents, including 2DG, to inhibit the import of glucose-6-phosphate into the endoplasmic reticulum of a cell. We do not know whether administration of 2DG for our intended uses inhibits such import. If it does, we would be required to license the patent or risk that a claim of infringement could be made. If we are shown to infringe, we could be enjoined from use or sale of the claimed invention if we are unable to prove that the patent is invalid. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or any other compound that we may develop, may infringe, or which may trigger an interference proceeding regarding one of our owned or licensed patents or applications. There could also be existing patents of which we are not aware that our product candidates may inadvertently infringe or which may become involved in an interference proceeding.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Eli Lilly and Company, Pfizer and SuperGen and from generic pharmaceutical manufacturers. In particular, our glufosfamide product candidate for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, Tarceva, marketed by OSI Pharmaceuticals and Genentech, and 5-fluorouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, Camptosar®, marketed by Pfizer, and Taxotere, marketed by the sanofi-aventis Group, are under investigation as possible combination therapies for first-line treatment of pancreatic cancer. PANVAC™-VF, a vaccine under development by Therion Biologics, is reported to be in a Phase 3 trial as a second-line treatment for pancreatic cancer with results expected by the end of 2005.

Currently available BPH drugs are marketed by large pharmaceutical companies with significantly more experience and resources than we have. Our TH-070 product candidate for the treatment of symptomatic BPH will compete with alpha adrenergic receptor blockers, including Flomax®, co-marketed and distributed by Boehringer Ingelheim, Abbott Laboratories and Astellas Pharma Inc., Cardura®, marketed by Pfizer, and Xatral®, marketed by the sanofi-aventis Group and with 5-alpha reductase inhibitors, including Proscar®, marketed by Merck, and Avodart®, marketed by GlaxoSmithKline. In addition, we are aware that several other companies are developing drugs to treat BPH. We also will compete with other treatment alternatives such as surgery and other non-drug interventions.

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

Obtaining reimbursement approval for a product from each third-party and government payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost- effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to obtain reimbursement.

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

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, since our initial public offering, the average daily trading volume of our common stock was 71,318 shares through September 30, 2005. The limited trading volume of our stock may contribute to its volatility.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our clinical trials of TH-070, glufosfamide or 2DG;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of technological innovations or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive and divert management’s attention and our company’s resources.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

After our offering was completed in October 2005, our officers, directors and holders of 5% or more of our outstanding common stock will beneficially own approximately 57.4% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

A significant portion of our total outstanding shares are restricted from immediate resale subsequent to our public offering in October 2005. If there are substantial sales of our common stock, the price of our common stock could decline.

Sales of substantial amounts of our common stock in the public market could adversely affect the price of our common stock. As of October 31, 2005, 37,242,844 shares of common stock were outstanding, up to 26,135,103 shares of which are tradable under Rules 144, 144(k) and 701, subject to volume limitations, and the remainder of which have been registered under the Securities Act and are freely tradable. In addition, holders of up to 22,072,032 shares of our common stock have rights to register such shares under certain circumstances. Holders of 21,530,472 shares of our common stock have entered into lock-up agreements with Morgan Stanley & Co. Incorporated to not offer, pledge, sell, transfer or register such shares for at least 90 days after the date of our public offering in October 2005. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur after the expiration of such lock-up agreements. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Based on their evaluation as of September 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2005 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(b)	In connection with our initial public offering on February 4, 2005, we sold 6,112,601 shares of our common stock at the initial public offering price per share of $7.00. The net offering proceeds to us after deducting total expenses were $38.1 million. During the period covered by this quarterly report on Form 10-Q, we used approximately $18.5 million of the net proceeds of our initial public offering, including approximately $11.9 million for the clinical development of glufosfamide, TH-070 and 2DG, $3.5 million for research and development of additional product candidates, and $3.1 million for working capital and general corporate expenses. The balance of net offering proceeds has been invested in short-term investment grade securities and cash equivalent instruments.

(c)	During the three months ended September 30, 2005, the Company repurchased 22,264 shares at $0.53 per share from a former employee upon termination of employment pursuant to contractual repurchase rights of the Company.

ITEM 6. EXHIBITS

(a)	Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On August 19, 2005, we filed a Report on Form 8-K under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, reporting the resignation of Dr. George F. Tidmarsh as President of the Company, and his continuation as a member of the Company’s board of directors and as a consultant and Chairman of the Company’s Clinical Advisory Board.

On September 12, 2005, we filed a Report on Form 8-K under Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, reporting the appointment of Michael S. Ostrach as Chief Operating Officer and General Counsel of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: November 10, 2005	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2005	/s/ Janet I. Swearson
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