Form 10-Q
period 2006-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2006-05-15
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On May 1, 2006, there were 37,287,538 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2006

The terms “Threshold,” “we,” “us” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$53,888	$74,947
Marketable securities	33,559	24,707
Prepaid expenses and other current assets	1,092	563

Total current assets	88,539	100,217
Property and equipment, net	2,389	1,667
Restricted cash and other assets	509	217

Total assets	$91,437	$102,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,560	$1,237
Accrued clinical and development expenses	4,697	4,500
Accrued liabilities	1,964	2,158
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	188	230

Total current liabilities	9,846	9,562
Deferred revenue, less current portion	2,514	2,873
Notes payable, less current portion	109	151
Deferred rent	158	147

Total liabilities	12,627	12,733

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 37,290,828 shares at March 31, 2006 and 37,231,572 shares at December 31, 2005	37	37
Additional paid-in capital	181,464	179,634
Deferred stock-based compensation	(9,844)	(11,356)
Accumulated other comprehensive income (loss)	(50)	24
Deficit accumulated during the development stage	(92,797)	(78,971)

Total stockholders’ equity	78,810	89,368

Total liabilities and stockholders’ equity	$91,437	$102,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2006
	2006	2005
Revenue	$359	$—	$1,049

Operating expenses:
Research and development	11,438	5,251	72,222
General and administrative	3,813	2,565	25,261

Total operating expenses	15,251	7,816	97,483

Loss from operations	(14,892)	(7,816)	(96,434)
Interest and other income, net	1,072	284	3,766
Interest expense	(6)	(8)	(129)

Net loss	(13,826)	(7,540)	(92,797)

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(40,862)

Net loss attributable to common stockholders	$(13,826)	$(7,540)	$(133,659)

Net loss per common share, basic and diluted	$(0.38)	$(0.46)

Weighted average number of shares used in per common share calculations: basic and diluted	35,949	16,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(13,826)	$(7,540)	$(92,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	147	983
Stock-based compensation expense	2,966	1,627	19,450
Amortization of debt issuance costs	—	—	44
Gain on sale of investments, property and equipment	(41)	—	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(529)	(674)	(1,118)
Accounts payable	323	61	1,560
Accrued clinical and development expenses	197	572	4,697
Accrued liabilities	(194)	(137)	1,964
Deferred rent	11	13	158
Deferred revenue	(359)	—	3,951

Net cash used in operating activities	(11,286)	(5,931)	(61,144)

Cash flows from investing activities:
Acquisition of property and equipment	(870)	(886)	(3,359)
Acquisition of marketable securities	(19,707)	(9,180)	(91,076)
Proceeds from sale of marketable securities	10,803	7,400	57,489
Restricted cash	(291)	85	(483)

Net cash used in investing activities	(10,065)	(2,581)	(37,429)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	376	39,239	102,325
Proceeds from issuance of notes payable	—	—	1,000
Repayment of notes payable	(84)	(83)	(703)

Net cash provided by financing activities	291	39,156	152,460

Net increase (decrease) in cash and cash equivalents	(21,059)	30,644	53,888
Cash and cash equivalents, beginning of period	74,947	14,339	—

Cash and cash equivalents, end of period	$53,888	$44,983	$53,888

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$2,645	$23,201

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Deferred offering costs in connection with initial public offering	$—	$(1,287)	$—

Change in unrealized loss on marketable securities	$(74)	$(22)	$(50)

Conversion of redeemable preferred stock	$—	$49,389	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a development stage enterprise engaged primarily in the research, development and commercialization of targeted small molecule therapies initially for the treatment of benign prostatic hyperplasia (“BPH”) and cancer. The Company was incorporated in the State of Delaware on October 17, 2001, and has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred losses since its inception.

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom for purposes of conducting clinical trials in Europe. There is currently no financial activity related to this entity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. As discussed in Note 3 Stock Based Compensation, on January 1, 2006, the Company began accounting for stock options and stock purchase rights related to our 2004 Employee Stock Purchase Plan (“ESPP”) under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss per share attributable to common stockholders by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and common stock subject to repurchase. A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:

Net loss attributable to common stockholders	$(13,826)	$(7,540)

Denominator:
Weighted average common shares outstanding	37,257	18,577
Less: Weighted average unvested common shares subject to repurchase	(1,308)	(2,237)

Denominator for basic and diluted calculations	35,949	16,340

Basic and diluted net loss per share	$(0.38)	$(0.46)

The following outstanding stock options and warrants and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2006	2005
Shares issuable upon exercise of stock options	2,388	288
Shares issuable related to the ESPP	28	27
Shares issuable upon exercise of warrants	—	23
Common stock subject to repurchase	1,249	2,255

NOTE 3 — STOCK BASED COMPENSATION

Equity Incentive Plans

2004 Equity Incentive Plan The 2004 Amended and Restated Equity Incentive Plan, adopted by the board of directors and approved by stockholders, provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees, officers, non-employee directors and consultants. Stock options to employees and officers are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant; those option awards expire after 10 years or three months after termination of service and generally vest based over four years of continuous service, with options for new employees generally including a one-year cliff vesting period. At March 31, 2006, 1,582,744 shares were authorized and available for issuance under the stock option plan.

2004 Employee Stock Purchase Plan The 2004 Employee Stock Purchase Plan, adopted by the board of directors and approved by the stockholders, contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. At March 31, 2006, plan participants had $0.2 million withheld to purchase stock on August 14, 2006, which is included in accrued liabilities on the accompanying condensed consolidated balance sheet. At March 31, 2006, 1,013,324 shares were authorized and available for issuance under the ESPP.

Adoption of SFAS No. 123(R)

Prior to January 1, 2006 the Company accounted for stock-based employee compensation arrangements in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price. Stock-based compensation expense was recognized under APB 25 for options granted prior to the Company’s initial public offering of its common stock in February 2005 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock based on the anticipated initial public offering stock price.) The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006, for option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted the fair value provisions of SFAS 123(R) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized in the quarter ended March 31, 2006 includes:

•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that vested during the three months ended March 31, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123;

•	compensation cost for all stock-based awards granted subsequent to January 1, 2006, that vested during the three months ended March 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R); and

•	compensation cost based on the intrinsic value method for options granted prior to the Company’s initial public offering in February 2005 that vested during the three months ended March 31, 2006.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Employee stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the condensed consolidated statement of operations for the three months ended March 31, 2006 related to stock options and ESPP was $2.5 million. The stock-based compensation expense for the three months ended March 31, 2006, included $1.2 million related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss from operations and net loss for the three months ended March 31, 2006 was $1.3 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.35, if the Company had not adopted SFAS 123(R). The implementation did not have an impact on cash flows from operations or financing activities during the three months ended March 31, 2006.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under our ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2006 and 2005:

	Three Months ended March 31,
	2006	2005
Employee Stock Options
Risk-free interest rate	4.29 – 4.78%	3.56%
Expected life (in years)	6.02	3.6
Dividend yield	—	—
Volatility	77%	67%
Weighted average fair value of stock options granted	$10.23	$6.98

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	4.70%	2.86%
Expected life (in years)	0.5	0.5
Dividend yield	—	—
Volatility	50%	67%
Weighed average fair value of ESPP purchase rights	$2.32	$2.34

To determine the expected term of our employee stock options granted during the three months ended March 31 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which resulted in an expected term of 6.02 years. To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments whose term was consistent with the expected term of our awards. To determine the expected stock price volatility for our stock options for the three months ended March 31, 2006, the Company examined historical volatilities for industry peers as we did not have sufficient trading history for our common stock and utilized a median of the historical volatilities of our industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for our common stock becomes available. The expected stock price volatility for our ESPP for the three months ended March 31, 2006 was based on expected stock price volatilities of our industry peers, as well as the historical volatility of our common stock as we had trading history for our common stock in excess of the expected term of the purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $22.9 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through March 31, 2006, the Company amortized approximately $13.1 million of such compensation expense, net of forfeitures, with approximately $1.2 million and $1.5 million being amortized in the three months ended March 31, 2006 and 2005, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $1.2 million of stock-based compensation expense related to stock options granted under the Company’s stock option plans, for the three months ended March 31, 2006, in addition to the amortization of deferred compensation above. As of March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $16.6 million, net of estimated forfeitures of $0.4 million. This cost will be amortized on a straight-line basis over the remaining weighted average requisite service period of approximately 3.6 years.

The stock-based compensation expense in connection with the ESPP for the three months ended March 31, 2006 was $0.1 million. In February 2006, 53,682 shares of common stock of the Company were purchased at a weighted average price of $6.26 under the ESPP.

Amortization of stock-based compensation for employees was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Amortization of employee stock-based compensation:

Research and development	$961	$700
General and administration	1,502	778

Total	$2,463	$1,478

Stock Option Activity

The following table summarizes information about stock options issued under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	926,357	$8.29	9.31
Granted	1,473,000	$14.31	9.94
Exercised	(8,750)	$6.26	—
Forfeitures	(3,100)	$11.16	—

Outstanding at March 31, 2006	2,387,507	$12.01	9.60	$7,130,572

Vested and expected to vest at March 31, 2006	2,301,507	$11.96	9.60	$6,983,380

Exercisable at March 31, 2006	316,697	$4.37	8.60	$3,364,095

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2006. The weighted-average fair value of stock options granted during the three months ended March 31, 2006 was $10.23 per stock option. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $0.1 million determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million for the three months ended March 31, 2006. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Pro forma Disclosure

The modified prospective transition method of SFAS 123(R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123(R) regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method of SFAS 123(R). If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net loss and pro forma net loss per common share under SFAS 123 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on a straight-line basis over the vesting periods of the awards (in thousands, except per share data):

Three Months ended March 31, 2005
Net loss attributable to common stockholders, as reported	$(7,540)
Deduct: Employee total stock-based compensation determined under fair value method	(64)

Pro-forma net loss attributable to common stockholders	$(7,604)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.46)

Pro-forma	$(0.47)

Disclosures for the three months ended March 31, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three months ended March 31, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in February 2005, as those options were valued for pro forma disclosure purposes using the minimum value method. The weighted-average fair values of stock options granted during the three months ended March 31, 2005 was $6.98 per stock option. The total intrinsic value of stock options exercised during the three months ended March 31, 2005 was $5,000 determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million for the three months ended March 31, 2005.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheet. On February 3, 2006, the Company entered into a lease for an additional 34,205 square feet of space and increase the lease term for the existing space located at the Company’s headquarters in Redwood City, California. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs and expenses associated with the premises in amounts yet to be determined as well as a customary management fee. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, the Company furnished a letter of credit to the landlord for approximately $0.3 million.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2006 (remaining nine months)	$706
2007	1,232
2008	1,358
2009	1,399
2010	1,462
Thereafter	1,129

Total	$7,286

The Company’s purchase commitments at March 31, 2006 were $2.3 million.

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

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net Loss	$(13,826)	$(7,540)
Other comprehensive loss:
Unrealized loss on marketable securities	(74)	(22)

Total comprehensive loss	$(13,900)	$(7,562)

NOTE 6 — SUBSEQUENT EVENTS

In April 2006, the Company amended the existing loan and security agreement with Silicon Valley Bank to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, the Company borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on this borrowing is 7.2% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than statements of historical fact, statements made in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the progress of our clinical programs, including estimated milestones;

•	estimates of future performance, capital requirements and needs for financing; and

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” section in Part II of this quarterly report on Form 10-Q. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligations to update any forward looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are a biotechnology company focused on the discovery, development and commercialization of drugs based on Metabolic Targeting, an approach that targets fundamental differences in metabolism between normal and certain diseased cells. We are building a pipeline of drugs that are designed to selectively target tumor cells and abnormally proliferating cells so that the drugs are more efficacious and less toxic to healthy tissues than conventional drugs, thereby providing potential improvements over current therapies.

Our initial clinical focus is on product candidates for the treatment of benign prostatic hyperplasia, or BPH, a disease characterized by overgrowth of the prostate, and of cancer. We have three product candidates for these programs, for which we have exclusive worldwide marketing rights:

•	TH-070 is our lead product candidate for the treatment of symptomatic BPH. We completed enrollment in March 2006 in a Phase 2 trial that was initiated in the United States in June 2005 and we completed enrollment in April 2006 in a Phase 3 trial that was initiated in Europe and Canada (“EU Phase 3 trial”), in August 2005. Both of these trials are multi-centered, randomized, blinded and placebo controlled trials. We previously completed a single center Phase 2 clinical trial in Italy. In May 2006, the United States Food and Drug Administration (“FDA”) placed our US TH-070 program on partial clinical hold and requested that we provide additional information related to the drug’s acceptable dose and duration of treatment in BPH patients. We are amending the EU Phase 3 trial to discontinue dosing and we will not initiate a previously announced trial in patients undergoing a radical prostatectomy.

•	Glufosfamide is our lead product candidate for cancer. We initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer in September 2004. We have received a special protocol assessment from the FDA for this trial and Glufosfamide for the second-line treatment of pancreatic cancer has also received FDA Fast Track designation. In January 2006, we initiated the Phase 2 stage of a study of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer, after completing a Phase 1 dose-escalating study in patients with advanced solid tumors and pancreatic cancer.

•	2-deoxyglucose, or 2DG, our product candidate for the treatment of solid tumors, is being evaluated in a Phase 1 clinical trial alone and as a combination therapy. This trial began in the first quarter of 2004.

We are also working to discover novel drug candidates that will specifically target cancer cells, and we have identified lead compounds with promising in vivo data. In addition, we are investigating additional compounds for activity against BPH.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and, prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of approximately $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of March 31, 2006 we had cash, cash equivalents, and marketable securities of $87.4 million, which is expected to last through at least 2007. We believe we have sufficient funds to complete our current and planned trials of TH-070, glufosfamide and 2DG. The net loss for the three months ended March 31, 2006 was $13.8 million and the cumulative net loss since our inception through March 31, 2006 was $92.8 million.

We expect our net losses to increase on an annual basis primarily due to ongoing and planned clinical trial activities and to prepare for potential commercialization. We expect expenses for our glufosfamide program to increase significantly, as we continue our pivotal Phase 3 clinical trial for the second-line treatment of pancreatic cancer, our Phase 2 clinical trial for the first-line treatment of pancreatic cancer in combination with gemcitabine, initiate additional trials and prepare for potential commercialization. We expect expenses for our TH-070 program to increase in the near term as we conclude our US Phase 2 trial and our modified EU Phase 3 trial. Future expenses for this program will depend upon the resolution of the partial clinical hold. We expect expenses to increase on an annual basis; however they may fluctuate significantly from period to period and could even decrease from quarter to quarter. Additionally, we have expanded our infrastructure and facilities, and have hired additional clinical development, research, and administrative personnel. We are unable to predict when, if ever, we will be able to commence sales of any product.

Results of Operations

Revenue. For the three months ended March 31, 2006, we recognized $0.4 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to be through 2008. We are responsible for all development activities under this agreement.

Research and Development. Research and development expenses were $11.4 million for the three months ended March 31, 2006 compared to $5.3 million for the three months ended March 31, 2005. The $6.1 million increase in expenses is primarily due to a $4.4 million increase in clinical and development expenses, $1.0 million increase in staffing expenses, and an increase in non-cash stock-based compensation expense of $0.7 million primarily due to the adoption of FAS 123(R) beginning January 1, 2006.

Research and Development Expenses by Project (in thousands)	For the period ending March 31,
	2006	2005
TH-070	$4,498	$1,847
Glufosfamide	3,938	1,928
2DG	381	446
Discovery Research	2,621	1,030

	$11,438	$5,251

Research and development expenses associated with TH-070 were $4.5 million for the three months ended March 31, 2006 and $1.8 million for the three months ended March 31, 2005. This increase in expenses was primarily due to an increase of $2.8 million in expenses associated with our Phase 2 United States trial initiated in June 2005, and our EU Phase 3 trial initiated in August 2005. Research and development expenses associated with glufosfamide were $3.9 million for the three months ended March 31, 2006 and $1.9 million for the three months ended March 31, 2005. This increase is primarily due to $1.3 million increase in clinical and manufacturing expenses and $0.7 million increase in higher staffing expenses. Research and development expenses associated with 2DG were $0.4 million for the three months ended March 31, 2006 and $0.4 million for the three months ended March 31, 2005. Discovery research and development expenses were $2.6 million for the three months ended March 31, 2006 and $1.0 million for the three months ended March 31, 2005. The increase was primarily due to increases in staffing costs to support expansion of our discovery research programs.

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials and start additional trials. Research and development expenses will likely increase on an annual basis but will fluctuate from period to period based largely on clinical trial activities and may even decrease from quarter to quarter.

General and Administrative. General and administrative expenses were $3.8 million for the three months ended March 31, 2006, compared to $2.6 million for the three months ended March 31, 2005. The increase of $1.2 million in general and administrative expenses reflects additional expenses associated with being a public company, including $0.4 million of higher legal fees, insurance premiums and consulting services and $0.2 million for higher staffing expenses. Additionally the increase in general and administrative costs was due to an increase in non-cash stock-based compensation expenses of $0.6 million primarily due to the adoption of FAS 123(R) beginning January 1, 2006.

We expect our general and administrative expenses to increase in 2006 due to the additional administrative and infrastructure costs as well as costs associated with implementing procedures for compliance with Section 404 of the Sarbanes-Oxley Act.

Interest and Other Income, Net. Interest income for the three months ended March 31, 2006 was $1.1 million compared to $0.3 million for the three months ended March 31, 2005. The increase was primarily due to higher invested cash balances and to a lesser extent higher average interest rates during the three months ended March 31, 2006 compared to the prior year due to proceeds received from our follow on offering completed in October 2005.

Liquidity and Capital Resources

We have incurred net losses of $92.8 million since inception through March 31, 2006. We have not generated and do not expect to generate revenue from sales of product candidates for at least the next couple years. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005 we completed our initial public offering of 6,112,601 shares of common stock, raising gross proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

We had cash, cash equivalents and marketable securities of $87.4 million and $99.7 million at March 31, 2006 and December 31, 2005, respectively, available to fund operations.

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $11.3 million and $5.9 million, respectively. The increase of $5.4 million in cash used in operations was primarily attributable to a higher net loss in 2006, partially offset by an increase in non-cash charges related to deferred stock-based compensation.

Net cash used in investing activities was $10.1 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. The $7.5 million change in cash from investing activities for the three month ended March 31, 2006 compared to the same period in 2005 was due primarily to an increase in purchases of marketable securities, partially offset by an increase in proceeds from sales of marketable securities.

Net cash provided by financing activities was $0.3 million and $39.2 million for the three months ended March 31, 2006 and 2005, respectively. The cash provided in the three months ending March 31, 2005 was primarily from the proceeds of our initial public offering in February 2005.

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with Silicon Valley Bank to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at March 31, 2006. At March 31, 2006 the amount due under this facility was $0.3 million. In April 2006, we amended the existing loan and security agreement with Silicon Valley Bank to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, we borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on this borrowing is 7.2% per annum. The financial covenant in this agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at Silicon Valley Bank. At March 31, 2006, we were in compliance with this covenant.

In August 2004, we entered into a noncancelable facilities sublease agreement that expires on February 28, 2010. On April 1, 2005, we entered into a noncancelable facilities lease agreement that expires on February 28, 2010.

In February 2006, we entered into a lease for an additional 34,205 square feet of space and increased the lease term for the existing space located at our headquarters in Redwood City, California. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million.

In addition, the lease requires us to pay certain taxes, assessments, fees and other costs and expenses associated with the premises as well as a customary management fee. We will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, we furnished a letter of credit to the landlord for approximately $0.3 million. In April 2006, we borrowed $2.0 million under the amended loan and security facility, for leasehold improvements related to this additional leased space and may borrow up to an additional $2.0 million for other working capital and equipment purchases.

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of March 31, 2006, are as follows (in thousands):

	Remaining of current year (2006)	One to three years (2007 to 2009)	Four to five years (2010 to 2011)	After five Years	Total
Facilities sublease and lease	$706	$3,989	$2,591	$—	$7,286
Notes payable, principal and interest	156	156	—	—	312
Purchase commitments	2,283	—	—	—	2,283

Total	$3,145	$4,145	$2,591	$—	$9,881

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the progress and costs of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the costs and timing of obtaining manufacturing materials for our clinical product candidates and commercial products, if any; and

•	the costs of establishing sales, marketing and distribution capabilities.

We expect to incur losses from operations in the future. We expect to incur increasing research and development expenses, including expenses related to clinical trials and additional personnel. We expect that our general and administrative expenses will increase in the future as we expand our staff, add infrastructure and incur additional expenses related to being a public company and potentially commercialize products.

We believe that our cash, cash equivalents and marketable securities as of March 31, 2006 will be sufficient to fund our projected operating requirements through at least 2007, including completing our current clinical trials and initiating additional trials, conducting research and discovery efforts towards additional product candidates, initial development of a commercialization effort, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, we may need or choose to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, our clinical events and other factors, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our research and development, which could delay the time to market for any of our product candidates.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information of our critical accounting policies, see the discussion of critical accounting policies in our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2006. In addition, as of January 1, 2006, we implemented the following new critical accounting policy:

Stock-Based Compensation Beginning on January 1, 2006, we began accounting for stock options and stock purchase rights related to our 2004 Employee Stock Purchase Plan under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Black-Scholes option valuation model.

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

In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States. Although we conduct some clinical trials and safety studies, and manufacture some active pharmaceutical product with vendors outside the United States, most of our transactions are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2006 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to other information in this report, the following factors should be considered carefully in evaluating our company. If any of the risks or uncertainties described in this Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2005 actually occurs, our business, results of operations or financial condition could be materially adversely affected. The risks and uncertainties described in this Form 10-Q are not the only ones facing the company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business. The risk factors set forth below contain a number of material changes relative to those set forth in the “RISK FACTORS” section of our annual report on Form 10-K for the year ended December 31, 2005. The changes relate primarily to our TH-070 program.

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

Our US TH-070 program for the treatment of symptomatic BPH has been placed on partial clinical hold by the FDA and we are amending our EU Phase 3 trial to discontinue dosing.

As a result of abnormalities observed in liver enzyme levels in six subjects in our ongoing clinical trials for TH-070, the FDA has placed our US TH-070 program on partial clinical hold and has requested that we provide additional information related to the drug’s acceptable dose and duration of treatment in BPH patients. These abnormalities include three serious adverse events observed at three months of dosing in the EU Phase 3 trial and three additional observations of elevated liver enzymes that occurred in other ongoing clinical trials.

We are amending our EU Phase 3 trial to discontinue dosing the 567 patients enrolled in this study. Data from these patients combined with the data from the 216 US Phase 2 patients will be evaluated and will be used to develop the next steps for this program and our response to the FDA.

A partial clinical hold is a delay or suspension of part of the clinical work being performed under our Investigational New Drug Application. Under the partial clinical hold the current US Phase 2 trial will continue to completion. A human pharmacokinetic trial, already underway, will also continue at the dose level agreed with the FDA. We have withdrawn a radical prostatectomy trial which was planned to start this year but will not be initiated. We expect to receive a formal letter from the FDA detailing the partial clinical hold issues within the next 30 days and we will not initiate any new trials until a complete response has been submitted and the partial clinical hold has been removed. It is possible that as the ongoing trials conclude, additional safety issues may be observed.

We cannot be certain that we will resolve the safety issues that led to the imposition of the partial clinical hold to the satisfaction of the FDA or that the FDA will release the partial clinical hold. Even if the partial clinical hold is released, we cannot be certain that European or Canadian regulatory agencies will not prevent or limit clinical trial activities in their jurisdictions.

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

        Our US development program for TH-070 for the treatment of symptomatic BPH patients has been placed on partial clinical hold by the FDA as described in the above risk factor. We cannot be certain that we will resolve the safety issues that led to the imposition of the partial clinical hold to the satisfaction of the FDA or that the FDA will release the partial clinical hold. Even if the partial clinical hold is released, we cannot be certain that European or Canadian regulatory agencies will not prevent or limit clinical trial activities in their jurisdictions.

Phase 1 and Phase 2 safety trials of glufosfamide were conducted on small numbers of patients and were designed to evaluate the activity of glufosfamide on a preliminary basis. However, these trials were not designed to demonstrate the efficacy of glufosfamide as a therapeutic agent. We cannot be certain that results similar to the Phase 1 and 2 trials will be observed in subsequent trials, or that such results will prove to be statistically significant or demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. In Phase 2 studies, glufosfamide has not shown clinical activity for the treatment of glioblastoma and has only demonstrated marginal activity for the treatment of non-small cell lung cancer. The clinical trial we commenced in September 2004 for the second-line treatment of pancreatic cancer is intended to serve as a pivotal Phase 3 trial. If the results from this trial are not persuasive as determined by the FDA, then this trial will not serve as the basis for FDA approval. We may decide to conduct additional clinical trials or other studies, or the FDA may require us to conduct additional clinical trials or other studies prior to accepting our NDA or granting marketing approval.

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

We cannot be certain of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

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

We may experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these trials. This is particularly true with respect to diseases with relatively small patient populations, such as pancreatic cancer, which is the indication we are currently testing for our glufosfamide product candidate. In addition, we are aware that future trials for TH-070 for the treatment of symptomatic BPH may be subject to competition for patients by competing trials, which could delay enrollment for our trials.

We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates.

Our research and development activities, preclinical studies, clinical trials and the anticipated manufacturing and marketing of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in Europe and elsewhere. We require the approval of the relevant regulatory authorities before we may commence commercial sales of our product candidates in a given market. The regulatory approval process is expensive and time-consuming, and the timing of receipt of regulatory approval is difficult to predict. Our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot be certain that, even after expending substantial time and financial resources, we will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability.

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

All of our product candidates are based on Metabolic Targeting, a therapeutic approach that targets fundamental differences in energy metabolism between normal and certain diseased cells. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable drugs.

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

As a result of abnormalities observed in liver enzyme levels in six subjects in ongoing clinical trials, the FDA has placed our US TH-070 program on partial clinical hold and has requested that we provide additional information related to the drug’s acceptable dose and duration of treatment in BPH patients. These abnormalities include three serious adverse events observed at three months of dosing in the EU Phase 3 clinical trial and three additional observations of elevated liver enzymes that occurred in other ongoing clinical trials. We expect to receive a formal letter from the FDA detailing the partial clinical hold issues within the next 30 days and we will not initiate any further clinical trials of TH-070 until a complete response has been submitted and the partial clinical hold has been removed. It is possible that as the ongoing trials conclude, additional liver enzyme elevation events or other safety issues may be observed.

In addition, TH-070 has been investigated by others as a male contraceptive because of its effects on spermatogenesis, fertility and shrinkage of testes in animals. As a consequence, these may be significant side effects that may or may not be reversible in patients treated with TH-070 for BPH. Clinical studies to investigate these side effects can be lengthy and expensive. Furthermore, in clinical trials involving cancer patients at doses significantly higher than the doses of TH-070 currently being investigated for BPH, myalgia and testicular pain have been observed. Glufosfamide is known to cause reversible toxicity to the bone marrow and kidneys, as well as nausea and vomiting.

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

Significant delays in clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned glufosfamide and 2DG clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. We have no planned clinical trials for TH-070 due to the partial clinical hold imposed by the FDA. We cannot be certain that we will be able to resolve the safety issues that led to this partial clinical hold by the FDA or that the FDA will release the partial clinical hold. Even if the hold is released it is not clear what clinical or preclinical trials may be required. Clinical trials can be delayed for a variety of reasons, including adverse safety events experienced during our trials and delays in:

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

The FDA and foreign regulatory authorities may impose significant restrictions on the indicated uses and marketing of pharmaceutical products.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the three months ended March 31, 2006, we had a net loss of $13.8 million, and we had an accumulated deficit of $92.8 million. We do not expect to generate any revenue from the sale of our product candidates at least within the next couple of years. Clinical trials are costly, and as we continue to advance our product candidates through development, we expect our research and development expenses to increase significantly, especially as we continue our pivotal Phase 3 clinical trial for glufosfamide, completed our Phase 2 and Phase 3 clinical trials for TH-070 for the treatment of BPH and start other additional trials. In addition, we have expanded our operations, our infrastructure, hired additional personnel and begin commercialization activities. As a result, we expect that our annual operating losses will increase significantly over the next several years.

To attain profitability, we will need to develop products successfully and market and sell them effectively. We have never generated revenue from the sale of our product candidates, and there is no guarantee that we will be able to do so in the future. If our TH-070 or glufosfamide product candidates fail to show positive results in our ongoing clinical trials, or we do not receive regulatory approval for either of them, or if these product candidates do not achieve market acceptance even if approved, we may not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our clinical development programs.

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

We believe that our cash on hand and marketable securities will be sufficient to fund our projected operating requirements through at least 2007, including our current and planned clinical trials of TH-070, glufosfamide, and 2DG, the initial development of a commercialization effort, general corporate purposes and the support and expansion of our product candidate pipeline. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

We may need or choose to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, our clinical events and other factors, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our development programs, which could delay the time to market for any or all of our product candidates.

Raising additional funds may cause dilution to existing stockholders or require us to relinquish valuable rights.

We may raise additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it will be necessary to relinquish some rights to our clinical product candidates.

If we are unable to establish sales and marketing capabilities, we may be unable to successfully commercialize our cancer and BPH product candidates.

If our cancer product candidates are approved for commercial sale, we plan to establish our own sales force to market them in the United States and potentially Europe. We may also establish a sales force to market TH-070 for the treatment of symptomatic BPH if it is approved for commercial sale. We currently have no experience in selling, marketing or distributing pharmaceutical products and do not have a sales force to do so. Before we can commercialize any products, we must develop our sales, marketing and distribution capabilities, which is an expensive and time consuming process and our failure to do this successfully could delay any product launch. Our efforts to develop internal sales and marketing capabilities could face a number of risks, including:

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

As of March 31, 2006, we had 71 employees. Our success will depend on our ability to hire additional qualified personnel. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, we may be unable to execute our strategy.

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

We have completed dosing of our US Phase 2 and have discontinued dosing our EU Phase 3 trial of TH-070 for the treatment of BPH. Additionally, for potential future trials, we have ordered and received TH-070 active pharmaceutical ingredient, or API, from an alternative supplier that has been formulated into drug product. Failure of any of these suppliers to continue to provide acceptable API or drug product could delay clinical trials or commercialization of TH-070, if approved.

Our initial supplies of glufosfamide were prepared by a subsidiary of Baxter International, Inc. and were used to initiate our current clinical trials. We are currently using glufosfamide API and drug product that were manufactured, tested and released by other suppliers and we believe this material will be sufficient through September 2006. We are in the process of qualifying an additional vendor to manufacture glufosfamide API. If we experience unexpected delays, or if the API does not meet specifications, we may experience a significant delay in the completion of our pivotal Phase 3 trial.

We believe that we have a sufficient supply of 2DG for our anticipated clinical trials over the next year, although we cannot be certain that these supplies will remain stable and usable during this period. If these materials are not stable, we may experience a significant delay in our 2DG clinical program.

We will need to enter into additional agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them. We cannot be certain that we can do so on favorable terms, if at all. For regulatory purposes, we will have to demonstrate comparability of the same drug substance from different manufacturers. Our inability to do so could delay our clinical programs.

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

We are using clinical research organizations to oversee our ongoing TH-070 and glufosfamide clinical trials and expect to use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. Completion of our ongoing and future studies of glufosfamide and potential future studies of TH-070 are and will be dependent upon the accrual of patients at clinical sites outside the United States. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

We have an issued U.S. patent for the use of orally administered 2DG for the treatment of cancer at certain doses and administration schedules, and we have in-licensed one issued patent that covers the treatment of breast cancer with 2DG in combination with paclitaxel or docetaxel. We also have applications related to the issued licensed patent that cover other 2DG combination therapies, but we cannot be certain that any other patent application under this license will be issued. Others may develop and market 2DG for the treatment of cancer, however, if they develop treatments using dosing and administration schedules or combination therapies outside the scope of our patents or in contravention of our patent rights.

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

The biotechnology and biopharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For so long as our product candidates are in clinical trials, we believe our clinical activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our clinical investigational drugs progress toward commercialization, the possibility of a patent infringement claim against us increases. While we attempt to ensure that our active clinical investigational drugs and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights. However, we cannot be certain they do not, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Eli Lilly and Company, Pfizer and SuperGen and from generic pharmaceutical manufacturers. In particular, our glufosfamide product candidate for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, Camptosar®, marketed by Pfizer, Avastin®, marketed by Genentech, Inc., Erbitux®, marketed by Imclone Systems Incorporated and Bristol-Myers Squibb Company, and Taxotere®, marketed by the sanofi-aventis Group, are under investigation as possible combination therapies for first-line treatment of pancreatic cancer. Additionally OSI Pharmaceuticals and Genentech market Tarceva® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. Therion Biologics has reported that they have completed enrollment in a Phase 3 trial for PANVAC™-VF, a vaccine, for the second-line treatment for pancreatic cancer.

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

We have product liability insurance that covers our clinical trials up to an $8 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates or any other compound that we may develop. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or at all, and the insurance coverage that we obtain may not be adequate to cover potential claims or losses.

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

The stock markets in general and the markets for biotechnology stocks in particular, have experienced extreme volatility.

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

As of April 28, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 46.7% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

A significant portion of our total outstanding shares have been restricted from immediate resale subsequent to our initial public offering in February 2005 and follow-on offering in October 2005, but these shares are now tradable subject to Rule 144. If there are substantial sales of our common stock, the price of our common stock could decline.

Sales of substantial amounts of our common stock in the public market could adversely affect the price of our common stock. As of April 28, 2006, 37,287,538 shares of common stock were outstanding. Up to 10,101,839 of those shares are held by affiliates and may only be sold in compliance with the volume limitations of Rule 144. These volume limitations restrict the number of shares that may be sold by an affiliate in any three-month period to the greater of 1% of the number of shares then outstanding, which equals approximately 372,875, or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Provisions of Delaware law, where we are incorporated, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(b)	In connection with our initial public offering on February 4, 2005, we sold 6,112,601 shares of our common stock for net offering proceeds to us after deducting expenses totaling $38.1 million. In connection with our offering completed on October 28, 2005, we sold 6,399,222 shares of our common stock for net offering proceeds to us after deducting expenses totaling $62.4 million. As of March 31, 2006, we used approximately $39.3 million of the net proceeds of our initial public offering and follow-on offering, including approximately $25.8 million for the clinical development of glufosfamide, TH-070 and 2DG, $6.2 million for research and development of additional product candidates, and approximately $7.3 million for working capital, capital expenditures and other general corporate purposes. The balance of net offering proceeds has been invested in short-term investment grade securities and cash equivalent instruments.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2006 to 03/31/2006	3,176 shares	*	$0.53	0	0

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 5. OTHER INFORMATION

In April 2006, we amended the existing loan and security agreement with Silicon Valley Bank to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, the Company borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on this borrowing is 7.2% per annum.

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: May 15, 2006	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	/s/ Janet I. Swearson
Janet I. Swearson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.26	Amendment to Loan and Security Agreement by and between Registrant and Silicon Valley Bank, dated April 7, 2006.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Janet I. Swearson.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Janet I. Swearson.