Form 10-Q
period 2006-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2006-08-10
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

On August 1, 2006, there were 37,409,717 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2006

EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

The terms “Threshold,” “we,” “us” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$46,060	$74,947
Marketable securities	30,101	24,707
Prepaid expenses and other current assets	1,045	563

Total current assets	77,206	100,217
Property and equipment, net	3,487	1,667
Restricted cash and other assets	509	217

Total assets	$81,202	$102,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$778	$1,237
Accrued clinical and development expenses	5,135	4,500
Accrued liabilities	2,564	2,158
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	984	230

Total current liabilities	10,898	9,562
Deferred revenue, less current portion	2,155	2,873
Notes payable, less current portion	1,743	151
Deferred rent	333	147

Total liabilities	15,129	12,733

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 37,409,717 shares at June 30, 2006 and 37,231,572 shares at December 31, 2005	37	37
Additional paid-in capital	183,042	179,634
Deferred stock-based compensation	(8,603)	(11,356)
Accumulated other comprehensive income (loss)	(79)	24
Deficit accumulated during the development stage	(108,324)	(78,971)

Total stockholders’ equity	66,073	89,368

Total liabilities and stockholders’ equity	$81,202	$102,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2006
	2006	2005	2006	2005
Revenue	$359	$—	$718	$—	$1,408

Operating expenses:
Research and development	13,063	7,872	24,501	13,123	85,285
General and administrative	3,763	2,741	7,576	5,306	29,024

Total operating expenses	16,826	10,613	32,077	18,429	114,309

Loss from operations	(16,467)	(10,613)	(31,359)	(18,429)	(112,901)
Interest income, net	993	436	2,065	720	4,759
Interest expense	(53)	(9)	(59)	(17)	(182)

Net loss	(15,527)	(10,186)	(29,353)	(17,726)	(108,324)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(15,527)	$(10,186)	$(29,353)	$(17,726)	$(149,186)

Net loss per common share, basic and diluted	$(0.43)	$(0.36)	$(0.81)	$(0.79)

Weighted average number of shares used in per common share calculations: basic and diluted	36,178	28,679	36,018	22,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(29,353)	$(17,726)	$(108,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	274	1,135
Stock-based compensation expense	5,764	3,311	22,248
Amortization of debt issuance costs	—	—	44
Gain on sale of investments, property and equipment	(41)	—	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(482)	(1,032)	(1,071)
Accounts payable	(459)	132	778
Accrued clinical and development expenses	635	2,121	5,135
Accrued liabilities	406	782	2,564
Deferred rent	186	—	333
Deferred revenue	(718)	39	3,592

Net cash used in operating activities	(23,744)	(12,099)	(73,602)

Cash flows from investing activities:
Acquisition of property and equipment	(2,173)	(1,074)	(4,662)
Acquisition of marketable securities	(27,234)	(14,409)	(98,603)
Proceeds from sale of marketable securities	21,813	14,056	68,499
Restricted cash	(292)	85	(484)

Net cash used in investing activities	(7,886)	(1,342)	(35,250)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	397	39,179	102,346
Proceeds from issuance of notes payable	2,616	—	3,616
Repayment of notes payable	(270)	(164)	(889)

Net cash provided by financing activities	2,743	39,015	154,912

Net increase (decrease) in cash and cash equivalents	(28,887)	25,574	46,060
Cash and cash equivalents, beginning of period	74,947	14,339	—

Cash and cash equivalents, end of period	$46,060	$39,913	$46,060

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$2,645	$23,201

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Deferred offering costs in connection with initial public offering	$—	$(1,287)	$—

Change in unrealized loss on marketable securities	$(103)	$(61)	$(79)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a development stage enterprise engaged primarily in the research and development of targeted small molecule therapies initially for the treatment of cancer. The Company was incorporated in the State of Delaware on October 17, 2001, and has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred losses since its inception.

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom for purposes of conducting clinical trials in Europe. There is currently no financial activity related to this entity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. As discussed in Note 3, on January 1, 2006, the Company began accounting for stock options and stock purchase rights related to the Company’s 2004 Employee Stock Purchase Plan (“ESPP”) under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2006.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 16, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its unaudited condensed consolidated financial statements.

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss per share by the weighted-average number of vested common shares outstanding during the period, including shares of restricted stock. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and common stock subject to repurchase. A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(15,527)	$(10,186)	$(29,353)	$(17,726)

Denominator:
Weighted average common shares outstanding	37,339	30,748	37,302	24,696
Less: Weighted average unvested common shares subject to repurchase	(1,161)	(2,069)	(1,284)	(2,137)

Denominator for basic and diluted calculations	36,178	28,679	36,018	22,559

Basic and diluted net loss per share	$(0.43)	$(0.36)	$(0.81)	$(0.79)

The following outstanding stock options and warrants and common shares subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of June 30,
	2006	2005
Shares issuable upon exercise of stock options	2,556	493
Shares issuable related to the ESPP	106	43
Shares issuable upon exercise of warrants	—	23
Common shares subject to repurchase	1,064	1,979

NOTE 3— STOCK BASED COMPENSATION

Equity Incentive Plans

2004 Equity Incentive Plan The 2004 Amended and Restated Equity Incentive Plan, adopted by the board of directors and approved by stockholders, provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees, officers, non-employee directors and consultants. Stock options to employees and officers are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant; those option awards expire after 10 years or three months after termination of service and generally vest based over four years of continuous service, with options for new employees generally including a one-year cliff vesting period. At June 30, 2006, 1,295,415 shares were authorized and available for issuance under the stock option plan.

2004 Employee Stock Purchase Plan The 2004 Employee Stock Purchase Plan, adopted by the board of directors and approved by the stockholders, contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. At June 30, 2006, plan participants had $0.4 million withheld to purchase stock on August 14, 2006, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2006, 1,013,324 shares were authorized and available for issuance under the ESPP.

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

On January 1, 2006, the Company adopted the fair value provisions of SFAS 123(R) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three and six months ended June 30, 2006 includes:

•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and six months ended June 30, 2006 based on the recognition of the grant date fair value estimated in accordance with the original provisions of SFAS 123 over the service period, which is generally the vesting period;

•	compensation cost for all stock-based awards granted subsequent to January 1, 2006, that were earned during the three and six months ended June 30, 2006 based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•	compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three and six months ended June 30, 2006, based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Employee stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 2006 related to stock options and ESPP was $2.6 million and $5.0 million, respectively. The stock-based compensation expense for the three and six months ended June 30, 2006, included $1.2 million and $2.4 million, respectively, related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss from operations and net loss for the three and six months ended June 30, 2006 was $1.3 million and $2.6 million, respectively, higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 would have been $0.40 and $0.75, respectively, if the Company had not adopted SFAS 123(R). The implementation did not have an impact on cash flows from operating activities or financing activities during the six months ended June 30, 2006.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005:

	Three Months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Employee Stock Options
Risk-free interest rate	5.00%	3.77%	4.76%	3.55%
Expected life (in years)	6.02	4.0	6.02	3.6
Dividend yield	—	—	—	—
Volatility	77%	67%	77%	67%
Weighted-average fair value of stock options granted	$7.10	$4.69	$9.66	$8.24

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	4.70%	3.34%	4.70%	3.34%
Expected life (in years)	1.25	0.5	1.25	0.5
Dividend yield	—	—	—	—
Volatility	67%	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$6.07	$3.72	$6.07	$3.72

To determine the expected term of the Company’s employee stock options granted during the three months and six months ended June 30, 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which resulted in an expected term of 6.02 years. To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and six months ended June 30, 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and six months ended June 30, 2006 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $22.9 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through June 30, 2006, the Company amortized approximately $14.3 million of such compensation expense, net of forfeitures, with approximately $1.2 million and $2.4 million being amortized in the three and six months ended June 30, 2006, respectively and $1.5 million and $3.0 million being amortized in the three and six months ended June 30, 2005, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $1.2 million and $2.4 million of stock-based compensation expense related to stock options granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the three and six months ended June 30, 2006, respectively, in addition to the amortization of deferred compensation above. As of June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $17.1 million, net of estimated forfeitures of $0.4 million. This cost will be amortized on a straight-line basis over the remaining weighted average requisite service period of approximately 3.5 years.

The stock-based compensation expense in connection with the ESPP for the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively. In February 2006, 53,682 shares of common stock of the Company were purchased at a weighted average price of $6.26 under the ESPP.

Amortization of stock-based compensation for employees was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Amortization of employee stock-based compensation:
Research and development	$1,150	$701	$2,111	$1,402
General and administrative	1,427	777	2,929	1,554

	$2,577	$1,478	$5,040	$2,956

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2006, respectively, and approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2005, respectively.

Stock Option Activity

The following table summarizes information about stock options issued under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	926,357	$8.29	—	—
Granted	1,769,500	13.62	—	—
Exercised	(131,518)	0.91	—	—
Forfeitures	(8,392)	13.19	—	—

Outstanding at June 30, 2006	2,555,947	$12.34	9.48	$365,178

Vested and expected to vest at June 30, 2006	2,518,448	$12.33	9.48	$363,375

Exercisable at June 30, 2006	339,202	$8.83	8.99	$201,362

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2006. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $0.5 million determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million for the six months ended June 30, 2006. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Pro forma Disclosure

The modified prospective transition method of SFAS 123(R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123(R) regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method of SFAS 123. If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net loss and pro forma net loss per share under SFAS 123 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on a straight-line basis over the vesting periods of the awards (in thousands, except per share data):

	Three Months ended	Six Months ended
	June 30, 2005
Net loss attributable to common stockholders, as reported	$(10,186)	$(17,726)
Deduct: Employee total stock-based compensation determined under fair value method	(176)	(240)

Pro-forma net loss attributable to common stockholders	$(10,362)	$(17,966)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.36)	$(0.79)

Pro-forma	$(0.36)	$(0.80)

Disclosures for the three and six months ended June 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three and six months ended June 30, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in February 2005, as those options were valued for pro forma disclosure purposes using the minimum value method. The total intrinsic value of stock options exercised during the six months ended June 30, 2005 was $0.1 million determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million for the six months ended June 30, 2005.

NOTE 4— NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement with a financial institution to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, the Company borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. The amended agreement requires the Company to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million at the financial institution. At June, 2006, the Company was in compliance with this covenant.

At June 30, 2006, future principal payments under the amended loan and security agreement are as follows (in thousands):

Years Ending December 31,

2006 (remaining six months)	$483
2007	997
2008	910
2009	337

Total	$2,727

NOTE 5— COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its unaudited Condensed Consolidated Balance Sheet. On February 3, 2006, the Company entered into a lease for an additional 34,205 square feet of space and increase the lease term for the existing space located at the Company’s headquarters in Redwood City, California. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs and expenses associated with the premises in amounts yet to be determined as well as a customary management fee. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, the Company furnished a letter of credit to the landlord for approximately $0.3 million.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,

2006 (remaining six months)	$517
2007	1,232
2008	1,358
2009	1,398
2010	1,462
Thereafter	1,129

Total	$7,096

The Company’s purchase commitments at June 30, 2006 were $1.8 million.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions.

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

NOTE 6— COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(15,527)	$(10,186)	$(29,353)	$(17,726)
Other comprehensive loss:
Unrealized loss on marketable securities	(29)	(39)	(103)	(61)

Total comprehensive loss	$(15,556)	$(10,225)	$(29,456)	$(17,787)

NOTE 7— SUBSEQUENT EVENTS

In August 2006, the Company adopted a plan to reduce its operating expenses, following its decision to discontinue development of TH-070 for benign prostatic hyperplasia. The plan includes a reduction of 30 positions in both research and development and general and administrative areas of the Company as well as a reduction in certain external expenses. As a result of the staffing reduction the Company expects to pay severance benefits of approximately $1.2 million in the second half of 2006, and to incur other non cash expenses.

On August 8, 2006, the board of directors of the Company adopted a Stockholder Rights Plan under which preferred stock purchase rights (the “rights”) will be distributed to stockholders of record as of August 23, 2006, at the rate of one right for each share of common stock held. The rights become exercisable only upon the occurrence of certain events related to changes in ownership of the Company’s common stock. Once exercisable, each right entitles the holder to purchase, at a price of $25, one one-thousandth of a share of Series A Participating Preferred Stock. The Company has initially reserved 200,000 shares of preferred stock pursuant to the exercise of these rights. These rights expire on August 8, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than statements of historical fact, statements made in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the progress of our clinical programs, including estimated milestones;

•	estimates of future performance, capital requirements and needs for financing;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights; and

•	uncertainties and estimates associated with restructuring plans.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” section in Part II of this quarterly report on Form 10-Q. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking statements. You should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

We are a biotechnology company focused on the discovery and development of drugs based on Metabolic Targeting, an approach that targets fundamental differences in metabolism between normal and certain diseased cells. Two of our product candidates reflect the Metabolic Targeting approach by targeting the increased uptake of glucose in cancer cells relative to most normal cells. These product candidates, glufosfamide and 2-deoxyglucose (“2DG”), share certain structural characteristics with glucose but act instead as poisons when taken up by a cancer cell. Our other product candidate, TH-302, and the compounds our scientists are creating and testing in our laboratories, reflect the Metabolic Targeting approach by targeting the decreased blood supply and oxygenation of most tumor tissues relative to normal tissue. These compounds are relatively non-toxic when oxygen is present, as in healthy tissues, but undergo a chemical conversion in the absence of normal levels of oxygen that converts them into toxic compounds that may kill cancer cells. This pipeline of drug candidates is designed to selectively target tumor cells, and we believe that our drugs could be more efficacious and less toxic to healthy tissues than conventional drugs, and so provide significant improvement over current therapies.

Our initial clinical focus is on product candidates for the treatment of cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•	Glufosfamide is our lead product candidate for the potential treatment of cancer. We initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer in September 2004. We have received a special protocol assessment from the United States Food and Drug Administration (“FDA”) for this trial, as well as Fast Track designation for this indication. In January 2006, we initiated the Phase 2 stage of a study of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer, after completing a Phase 1 dose-escalating study in patients with advanced solid tumors and pancreatic cancer. In July 2006, we completed enrollment in this Phase 2 study and in August 2006, we completed enrollment in the Phase 3 study. We plan to initiate additional Phase 2 trials of glufosfamide in all, or a subset of, ovarian cancer, sarcoma and small cell lung cancer and expect to start one or more of these trials this year.

•	2-deoxyglucose, or 2DG, our second product candidate for the potential treatment of cancer, is being evaluated in a Phase 1 clinical trial both as a single agent and combination therapy. This trial began in the first quarter of 2004 and we expect to complete this trial next year.

•	TH-302 in late-stage pre-clinical testing for the potential treatment of cancer. We have promising in vivo data for TH-302 and a back-up compound and expect to file an investigational new drug application (“IND”) for one of these compounds by the middle of 2007.

We also are working to discover novel drug candidates that will specifically target cancer cells and are actively seeking to in-license other promising compounds or programs.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and, prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of June 30, 2006 we had cash, cash equivalents, and marketable securities of $76.2 million. The net loss for the three months and six months ended June 30, 2006 was $15.5 million and $29.3 million, respectively and the cumulative net loss since our inception through June 30, 2006 was $108.3 million.

In July 2006, we announced we were discontinuing development of TH-070 for benign prostatic hyperplasia (“BPH”) based on safety and efficacy results of recently concluded Phase 2 and Phase 3 trials. In August, 2006, we adopted a plan to reduce our operating expenses. The plan includes eliminating 30 positions, or approximately a 36% reduction in staff affecting all areas of the Company and a reduction in certain external expenses. As a result of the staffing reduction we expect to pay severance benefits of approximately $1.2 million in the second half of 2006, and to incur other non cash expenses. Annual cash savings from the reduction in salary and benefit expenses are estimated to be approximately $4.0 million, beginning in 2007. We also expect additional savings in certain non employee-related costs.

We expect to continue to incur losses from operations in the future. During the second half of 2006, losses are expected to increase due to expenses associated with the discontinuation of our TH-070 program, the completion of our Phase 2 and Phase 3 glufosfamide trials and initiation of additional trials, and severance expenses.

We expect expenses to decrease on an annual basis beginning in 2007 and that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned clinical trials and conducting research and discovery efforts toward additional product candidates. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For the three and six months ended June 30, 2006, we recognized $0.4 million and $0.7 million, respectively in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to be through 2008. We are responsible for all development activities under this agreement.

Research and Development. Research and development expenses were $13.1 million for the three months ended June 30, 2006 compared to $7.9 million for the three months ended June 30, 2005. The $5.2 million increase in expenses is due to a $3.0 million increase in clinical and development expenses, $1.6 million in higher staffing expenses, and an increase in non-cash stock-based compensation expense of $0.6 million primarily due to the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), beginning January 1, 2006. Research and development expenses were $24.5 million for the six months ended June 30, 2006 compared to $13.1 million for the six months ended June 30, 2005. The $11.4 million increase in expenses is due to a $7.3 million increase in clinical and development expenses, $2.8 million in higher staffing expenses, and an increase in non-cash stock-based compensation expense of $1.3 million primarily due to the adoption of SFAS 123(R) beginning January 1, 2006.

Research and development expenses by project (in thousands)	Three months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
TH-070	$6,090	$2,974	$10,588	$4,821
Glufosfamide	3,332	2,626	7,270	4,554
2DG	502	617	883	1,063
Discovery research	3,139	1,655	5,760	2,685

Total research and development expenses	$13,063	$7,872	$24,501	$13,123

Research and development expenses associated with TH-070 were $6.1 million for the three months ended June 30, 2006 and $3.0 million for the three months ended June 30 2005. This increase in expenses was primarily due to an increase of $2.6 million in expenses associated with our Phase 2 and Phase 3 trials, including higher enrollment and expenses associated with implementing additional safety measures and collecting and analyzing safety and efficacy data following the adverse events reported in May 2006. Research and development expenses associated with glufosfamide were $3.3 million for the three months ended June 30, 2006 and $2.6 million for the three months ended June 30, 2005. This increase is primarily due to a $0.5 million increase in clinical and manufacturing expenses and a $0.2 million increase in staffing expenses. Research and development expenses associated with 2DG were $0.5 million for the three months ended June 30, 2006 and $0.6 million for the three months ended June 30, 2005. Discovery research and development expenses were $3.1 million for the three months ended June 30, 2006 and $1.7 million for the three months ended June 30, 2005. The increase was primarily due to higher staffing costs to support our discovery research programs.

Research and development expenses associated with TH-070 were $10.6 million for the six months ended June 30, 2006 and $4.8 million for the six months ended June 30 2005. This increase in expenses was due to an increase of $5.3 million in expenses associated with our Phase 2 United States trial initiated in June 2005 and our EU Phase 3 trial initiated in August 2005 and $0.5 million in higher staffing costs including $0.3 million in non cash stock compensation expense. Research and development expenses associated with glufosfamide were $7.3 million for the six months ended June 30, 2006 and $4.6 million for the six months ended June 30, 2005. This increase is due to $1.9 million increase in clinical and manufacturing expenses and $0.8 million increase in higher staffing expenses, including $0.3 million increase in non cash stock compensation expense. Research and development expenses associated with 2DG were $0.9 million for the six months ended June 30, 2006 and $1.1 million for the six months ended June 30, 2005. This decline was due to lower clinical and staffing expenses. Discovery research and development expenses were $5.8 million for the six months ended June 30, 2006 and $2.7 million for the six months ended June 30, 2005. The increase was primarily due to increases in staffing costs to support expansion of our discovery research programs, including an increase of $0.9 million in non cash stock compensation expenses.

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials, start additional trials and continue our discovery efforts. Research and development expenses are expected to increase in the second half of 2006 and decrease in 2007. Expenses may fluctuate significantly from period to period based largely on clinical trial activities.

General and Administrative. General and administrative expenses were $3.8 million for the three months ended June 30, 2006, compared to $2.7 million for the three months ended June 30, 2005. The increase reflects additional expenses associated with being a public company, including approximately $0.5 million for staffing expenses, legal fees, insurance premiums and consulting services and an increase in non-cash stock-based compensation expenses of $0.5 million primarily due to the adoption of SFAS 123(R).

General and administrative expenses were $7.6 million for the six months ended June 30, 2006, compared to $5.3 million for the six months ended June 30, 2005. The increase reflects additional expenses associated with being a public company, including approximately $1.1 million for staffing expenses, legal fees, insurance premiums and consulting services, and an increase in non-cash stock-based compensation expenses of $1.2 million primarily due to the adoption of SFAS 123(R).

We expect our general and administrative expenses to increase in 2006 due to increases in administrative and infrastructure costs as well as costs associated with implementing procedures for compliance with Section 404 of the Sarbanes-Oxley Act.

Interest Income, Net. Interest income for the three months ended June 30, 2006 was $1.0 million compared to $0.4 million for the three months ended June 30, 2005. The increase was primarily due to higher invested cash balances and higher average interest rates during the three months ended June 30, 2006 compared to the prior year due to proceeds received from our follow-on offering completed in October 2005.

Interest income for the six months ended June 30, 2006 was $2.1 million compared to $0.7 million for the six months ended June 30, 2005. The increase was primarily due to higher invested cash balances and higher average interest rates during the six months ended June 30, 2006 compared to the prior year due to proceeds received from our follow-on offering completed in October 2005.

Liquidity and Capital Resources

We have incurred net losses of $108.3 million since inception through June 30, 2006. We have not generated and do not expect to generate revenue from sales of product candidates for at least the next couple of years. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

We had cash, cash equivalents and marketable securities of $76.2 million and $99.7 million at June 30, 2006 and December 31, 2005, respectively, available to fund operations.

Net cash used in operating activities for the six months ended June 30, 2006 and 2005 was $23.7 million and $12.1 million, respectively. The increase of $11.7 million in cash used in operations was primarily attributable to a higher net loss in 2006, partially offset by an increase in non-cash charges related to stock-based compensation.

Net cash used in investing activities was $7.9 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. The $6.6 million increase in cash used in investing activities for the six months ended June 30, 2006 compared to the same period in 2005 was due primarily to an increase in purchases of marketable securities and to a lesser extent an increase in capital expenditures, partially offset by an increase in proceeds from sales of marketable securities.

Net cash provided by financing activities was $2.7 million and $39.0 million for the six months ended June 30, 2006 and 2005, respectively. The cash provided in the six months ended June 30, 2006 was primarily from $2.5 million of proceeds under the Company’s loan and security agreement. The cash provided in the six months ending June 30, 2005 was primarily from the proceeds of our initial public offering in February 2005.

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at June 30, 2006. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, we borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. At June 30, 2006 the total amount due under this facility was $2.7 million. The amended agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at the financial institution. At June 30, 2006, we were in compliance with this covenant.

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

In addition, the lease requires us to pay certain taxes, assessments, fees and other costs and expenses associated with the premises as well as a customary management fee. We will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, we furnished a letter of credit to the landlord for approximately $0.3 million. In April 2006, we borrowed $2.0 million under the amended loan and security facility, for leasehold improvements related to this additional leased space. In May 2006, we borrowed an additional $0.6 million under this facility. We may borrow up to an additional $1.4 million for equipment purchases.

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of June 30, 2006, are as follows (in thousands):

	Remainder of current year (2006)	One to three years (2007 to 2009)	Four to five years (2010 to 2011)	After five Years	Total
Facilities leases	$517	$3,989	$2,590	$—	$7,096
Notes payable, principal and interest	575	2,440	—	—	3,015
Purchase commitments	1,825	—	—	—	1,825

Total	$2,917	$6,429	$2,590	$—	$11,936

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the progress and costs of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the costs and timing of obtaining manufacturing materials for our clinical product candidates and commercial products, if any;

•	the costs of lawsuits involving us or our product candidates; and

•	the costs of establishing sales, marketing and distribution capabilities.

We expect to continue to incur losses from operations in the future. During the second half of 2006, losses are expected to increase due to expenses associated with the discontinuation of our TH-070 program, the completion of our Phase2 and Phase 3 glufosfamide trials and initiation of additional trials and severance expenses. Thereafter, we expect a decline in losses.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2006 will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, we may need or choose to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on our clinical events and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our research and development, which could delay the time to market for any of our product candidates.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information of our critical accounting policies, see the discussion of critical accounting policies in our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2006. In addition, as of January 1, 2006, we implemented the following new critical accounting policy:

Stock-Based Compensation. Beginning on January 1, 2006, we began accounting for stock options and stock purchase rights related to our 2004 Employee Stock Purchase Plan under the provisions of SFAS 123(R), which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the unaudited condensed consolidated financial statements were estimated using a Black-Scholes option valuation model.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on its unaudited condensed consolidated financial statements.

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

Based on their evaluation as of June 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of

1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2006 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of our glufosfamide product candidate. Clinical trials for this product may not demonstrate efficacy or lead to regulatory approval.

We will not be able to commercialize our lead product candidate, glufosfamide, until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the six months ended June 30, 2006, we had a net loss of $29.4 million, and we had an accumulated deficit of $108.3 million. We do not expect to generate any revenue from the sale of our product candidates at least within the next couple of years. Clinical trials are costly. During the second half of 2006, losses are expected to increase due to expenses associated with the discontinuation of our TH-070 program, the completion of our Phase 2 and Phase 3 glufosfamide trials and initiation of additional trials and severance expenses.

To attain profitability, we will need to develop products successfully and market and sell them effectively. We have never generated revenue from the sale of our product candidates, and there is no guarantee that we will be able to do so in the future. If our glufosfamide product candidate fails to show positive results in our ongoing clinical trials, or we do not receive regulatory approval, or if glufosfamide does not achieve market acceptance even if approved, we may not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we may be unable to continue our clinical development programs.

We may need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	the progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any;

•	the costs of lawsuits involving us or our product candidates; and

•	the costs of establishing sales, marketing and distribution capabilities.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

If we are unable to establish sales and marketing capabilities, we may be unable to successfully commercialize our product candidates.

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

Our success depends in part on retaining and motivating key personnel and, if we fail to do so, it may be more difficult for us to execute our business strategy. As a small organization we are dependent on key employees and may need to hire additional personnel to execute our business strategy successfully.

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

As of June 30, 2006, we had 82 employees. In August 2006, we announced a plan to reduce the number of full-time employees to 53 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our strategy.

The recent reduction in our work force may cause difficulties in conducting operations and maintaining an effective work environment.

The recent reduction in our work force will impose significant added responsibilities on remaining management and other employees, including the need to consolidate job functions and to conduct operation with fewer employees. We expect that we will need to increase our use of various third parties, including contract research organizations, manufacturers and others, including potential collaborators, in order to continue and conduct some operations. Our ability to manage our operations and outside relationships will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to do this effectively, it may be difficult for us to execute our business strategy.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for our annual report on Form 10-K for our fiscal year ending December 31, 2006. Due to our limited resources, especially with the recent reduction in resources, we may be unable to meet this deadline.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. Substantial uncertainty exists regarding our ability to comply with these requirements by applicable deadlines especially since the reduction in force will decrease resources available to work on this effort. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal control over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2006 and future year ends, investors could lose confidence in the reliability of our financial reporting.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture glufosfamide and 2DG. If these parties do not manufacture the active pharmaceutical ingredients or finished products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

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

Our initial supplies of glufosfamide were prepared by a subsidiary of Baxter International, Inc. and were used to initiate our current clinical trials. We are currently using glufosfamide API and drug product that were manufactured, tested and released by other suppliers and we believe this material will be sufficient through completion of our currently ongoing Phase 2 and Phase 3 trials. If this material does not continue to meet specifications, we may experience a significant delay in the completion of these trials until additional materials may be produced and qualified. We are in the process of qualifying an additional vendor to manufacture glufosfamide API. If we experience unexpected delays, or if the API or finished product does not meet specifications, we may experience a significant delay in the initiation of additional trials.

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

We are using clinical research organizations to oversee our ongoing glufosfamide clinical trials and expect to use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. Completion of our ongoing and future studies of glufosfamide are and will be dependent upon the accrual of patients at clinical sites outside the United States. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

We may rely on strategic collaborators to market and sell our products.

We have no sales and marketing experience. We may contract with strategic collaborators to sell and market our products, when and if approved. We may not be successful in entering into collaborative arrangements with third parties for the sale and marketing of any products. Any failure to enter into collaborative arrangements on favorable terms could delay or hinder our ability to develop and commercialize our product candidates and could increase our costs of development and commercialization. Dependence on collaborative arrangements will subject us to a number of risks, including:

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

Risks Related to Our Intellectual Property

2DG is a known compound that is not protected by patents on the composition of the molecule.

2DG is a known compound that is no longer eligible for patent protection on the composition of the molecule. A patent of this nature, known as a compound per se patent, excludes others from making, using or selling the patented compound, regardless of how or for what purpose the compound is formulated or intended to be used. Consequently, this compound and certain of its uses are in the public domain.

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

We have not issued patents or patent applications that would prevent others from taking advantage of Metabolic Targeting generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our product candidates.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Eli Lilly and Company and Pfizer and from generic pharmaceutical manufacturers. In particular, our glufosfamide product candidate for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar®, marketed by Pfizer, Erbitux®, marketed by Imclone Systems Incorporated and Bristol-Myers Squibb Company, Taxotere®, marketed by the sanofi-aventis Group, Xeloda®, marketed by Roche, and Alimta®, marketed by Eli Lilly and Company, are under investigation as possible combination therapies for first-line treatment of pancreatic cancer and other compounds are under investigation as first or second line treatments for pancreatic cancer. Additionally OSI Pharmaceuticals and Genentech market Tarceva® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer.

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

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock has been and may continue to be volatile.

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our clinical trials of glufosfamide or 2DG;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

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

As of August 1, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 32% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

In addition, in August 2006, our board of directors adopted a stockholder rights plan, the provisions of which could make it more difficult for a potential acquirer to consummate a transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(b)	In connection with our initial public offering on February 4, 2005, we sold 6,112,601 shares of our common stock for net offering proceeds to us after deducting expenses totaling $38.1 million. In connection with our offering completed on October 28, 2005, we sold 6,399,222 shares of our common stock for net offering proceeds to us after deducting expenses totaling $62.4 million. As of June 30, 2006, we used approximately $50.7 million of the net proceeds of our initial public offering and follow-on offering, including approximately $35.2 million for the clinical development of glufosfamide, TH-070 and 2DG, $8.7 million for research and development of additional product candidates, and approximately $6.8 million for working capital, capital expenditures and other general corporate purposes. The balance of net offering proceeds has been invested in short-term investment grade securities and cash equivalent instruments.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/2006 to 06/30/2006	3,879	*	$0.37	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2006, the Annual Meeting of Stockholders of Threshold Pharmaceuticals was held at our offices in Redwood City, California.

An election of Class II directors was held with the following individuals being elected to our Board of Directors to serve until our 2009 Annual Meeting of Stockholders:

Mr. William A. Halter	(32,338,091 votes for, 521,495 votes withheld)
Dr. Wilfred E. Jaeger	(32,394,855 votes for, 464,731 votes withheld)

The Company’s directors whose terms continued after the Annual Meeting are Bruce C. Cozadd, Patrick G. Enright, Dr. George G.C. Parker, Dr. Michael F. Powell and Dr. Harold E. Selick.

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 (32,799,850 votes in favor, 32,610 votes opposed, 27,126 votes abstaining).

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: August 10, 2006	/s/ Harold E. Selick

Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2006	/s/ Janet I. Swearson

Janet I. Swearson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Janet I. Swearson.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Janet I. Swearson.