Form 10-Q
period 2006-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2006-11-09
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-32979

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

On November 1, 2006, there were 37,354,730 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2006

The terms “Threshold,” “we,” “us” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$38,402	$74,947
Marketable securities	25,061	24,707
Prepaid expenses and other current assets	766	563

Total current assets	64,229	100,217
Property and equipment, net	3,399	1,667
Restricted cash and other assets	509	217

Total assets	$68,137	$102,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746	$1,237
Accrued clinical and development expenses	7,152	4,500
Accrued liabilities	1,938	2,158
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	991	230

Total current liabilities	12,264	9,562
Deferred revenue, less current portion	1,796	2,873
Notes payable, less current portion	1,497	151
Deferred rent	482	147

Total liabilities	16,039	12,733

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 37,440,118 shares at September 30, 2006 and 37,231,572 shares at December 31, 2005	37	37
Additional paid-in capital	183,140	179,634
Deferred stock-based compensation	(6,040)	(11,356)
Accumulated other comprehensive income (loss)	(2)	24
Deficit accumulated during the development stage	(125,037)	(78,971)

Total stockholders’ equity	52,098	89,368

Total liabilities and stockholders’ equity	$68,137	$102,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2006
	2006	2005	2006	2005
Revenue	$359	$331	$1,077	$331	$1,767

Operating expenses:
Research and development	13,990	9,110	38,491	22,233	99,275
General and administrative	3,936	3,215	11,512	8,520	32,960

Total operating expenses	17,926	12,325	50,003	30,753	132,235

Loss from operations	(17,567)	(11,994)	(48,926)	(30,422)	(130,468)
Interest income, net	907	476	2,972	1,195	5,666
Interest expense	(53)	(8)	(112)	(25)	(235)

Net loss	(16,713)	(11,526)	(46,066)	(29,252)	(125,037)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(16,713)	$(11,526)	$(46,066)	$(29,252)	$(165,899)

Net loss per common share, basic and diluted	$(0.46)	$(0.40)	$(1.27)	$(1.18)

Weighted average number of shares used in per common share calculations: basic and diluted	36,502	28,961	36,181	24,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(46,066)	$(29,252)	$(125,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	422	1,475
Stock-based compensation expense	8,334	5,596	24,818
Amortization of debt issuance costs	—	—	44
Gain on sale of investments, property and equipment	(41)	—	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(203)	(902)	(792)
Accounts payable	(491)	(48)	746
Accrued clinical and development expenses	2,652	3,048	7,152
Accrued liabilities	(220)	241	1,938
Deferred rent	335	54	482
Deferred revenue	(1,077)	(331)	3,233

Net used in operating activities	(36,119)	(21,172)	(85,977)

Cash flows from investing activities:
Acquisition of property and equipment	(2,352)	(1,117)	(4,841)
Acquisition of marketable securities	(35,815)	(18,542)	(107,184)
Proceeds from sale of marketable securities	35,438	19,975	82,124
Restricted cash	(292)	85	(484)

Net cash (used in) provided by investing activities	(3,021)	401	(30,385)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	488	39,974	102,437
Deferred financing costs	—	(21)	—
Proceeds from issuance of notes payable	2,617	—	3,617
Repayment of notes payable	(510)	(246)	(1,129)

Net cash provided by financing activities	2,595	39,707	154,764

Net increase (decrease) in cash and cash equivalents	(36,545)	18,936	38,402
Cash and cash equivalents, beginning of period	74,947	14,339	—

Cash and cash equivalents, end of period	$38,402	$33,275	$38,402

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$(1,734)	$3,321	$21,467

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Deferred offering costs in connection with initial public offering	$—	$(1,287)	$—

Deferred offering costs in connection with secondary offerings	$—	$(201)	$—

Change in unrealized loss on marketable securities	$(26)	$(78)	$(2)

Conversion of redeemable preferred stock	$—	$49,817	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 16, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in originating in years subsequent to the issuance of SAB No. 108, prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of SAB No. 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. The Company will be required to adopt SFAS No. 157 for financial statements in the first quarter of 2008. The Company is currently evaluating the impact of SFAS No. 157.

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss per share by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and common stock subject to repurchase. A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(16,713)	$(11,526)	$(46,066)	$(29,252)

Denominator:
Weighted average common shares outstanding	37,457	30,820	37,356	26,760
Less: Weighted average unvested common shares subject to repurchase	(955)	(1,859)	(1,175)	(2,039)

Denominator for basic and diluted calculations	36,502	28,961	36,181	24,721

Basic and diluted net loss per share	$(0.46)	$(0.40)	$(1.27)	$(1.18)

The following outstanding stock options and warrants and common shares subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of September 30,
	2006	2005
Shares issuable upon exercise of stock options	2,691	817
Shares issuable related to the ESPP	53	15
Common shares subject to repurchase	845	1,799

NOTE 3— STOCK BASED COMPENSATION

Equity Incentive Plans

2004 Equity Incentive Plan The 2004 Amended and Restated Equity Incentive Plan, adopted by the board of directors and approved by stockholders, provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees, officers, non-employee directors and consultants. Stock options to employees and officers are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant; those option awards expire after 10 years or three months after termination of service and generally vest based over four years of continuous service, with options for new employees generally including a one-year cliff vesting period. At September 30, 2006, 1,221,336 shares were authorized and available for issuance under the stock option plan.

2004 Employee Stock Purchase Plan The 2004 Employee Stock Purchase Plan, adopted by the board of directors and approved by the stockholders, contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the quarter ended September 30, 2006, plan participants had purchased 90,947 shares at an average purchase price of $1.30. At September 30, 2006, plan participants had $0.1 million withheld to purchase stock on February 14, 2007, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At September 30, 2006, 922,377 shares were authorized and available for issuance under the ESPP.

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

On January 1, 2006, the Company adopted the fair value provisions of SFAS 123(R) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three and nine months ended September 30, 2006 includes:

•	compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and nine months ended September 30, 2006 based on the recognition of the grant date fair value estimated in accordance with the original provisions of SFAS 123 over the service period, which is generally the vesting period;

•	compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three and nine months ended September 30, 2006 based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•	compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three and nine months ended September 30, 2006, based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Employee stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006 related to stock options and ESPP was $2.4 million and $7.4 million, respectively. The stock-based compensation expense for the three and nine months ended September 30, 2006, included $1.0 million and $3.5 million, respectively, related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss from operations and net loss for the three and nine months ended September 30, 2006 was $1.4 million and $4.0 million, respectively, higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 would have been $0.42 and $1.16, respectively, if the Company had not adopted SFAS 123(R). The implementation did not have an impact on cash flows during the nine months ended September 30, 2006.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2005:

	Three Months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Employee Stock Options
Risk-free interest rate	4.62%	3.79%	4.68%	3.68%
Expected life (in years)	5.52	4.00	5.82	3.70
Dividend yield	—	—	—	—
Volatility	77%	67%	77%	67%
Weighted-average fair value of stock options granted	$0.89	$6.64	$4.52	$7.53

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	5.03%	3.93%	5.01%	3.93%
Expected life (in years)	1.25	0.50	1.25	0.50
Dividend yield	—	—	—	—
Volatility	67%	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.68	$4.43	$0.87	$3.24

To determine the expected term of the Company’s employee stock options granted during the three and nine months ended September 30, 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and nine months ended September 30, 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and nine months ended September 30, 2006 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $21.5 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through September 30, 2006, the Company amortized approximately $15.5 million of such compensation expense, net of forfeitures, with approximately $1.0 million and $3.5 million being amortized in the three and nine months ended September 30, 2006, respectively and $1.1 million and $4.1 million being amortized in the three and nine months ended September 30, 2005, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $1.2 million and $3.6 million of stock-based compensation expense related to stock options granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the three and nine months ended September 30, 2006, respectively, in addition to the amortization of deferred compensation above. As of September 30, 2006, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $14.8 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.0 years.

Stock-based compensation expense in connection with the ESPP for the three and nine months ended September 30, 2006 was $0.1 million and $0.3 million, respectively. In February 2006, 53,682 shares of common stock of the Company were purchased at a weighted average price of $6.26 under the ESPP. In August 2006, 90,547 shares of common stock of the Company were purchased at a weighted average price of $1.30 under the ESPP.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.2 million and $0.9 million for the three and nine months ended September 30, 2006, respectively, and approximately $1.2 million and $1.5 million for the three and nine months ended September 30, 2005, respectively.

Stock Option Activity

The following table summarizes information about stock options issued under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	926,357	$8.29	—	—
Granted	4,367,500	$7.07	—	—
Exercised	(131,518)	$0.91	—	—
Forfeitures	(2,471,767)	$12.55	—	—

Outstanding at September 30, 2006	2,690,572	$2.76	9.32	$322,800

Exercisable at September 30, 2006	121,818	$5.58	8.13	$155,660

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2006. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $0.5 million determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million for the nine months ended September 30, 2006. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

On September 26, 2006, the Company cancelled 2,172,000 options of eligible employees, consultants and directors that had a weighted average exercise price of $12.37 and re-granted 2,172,000 options at an exercise price of $2.57, which was the Company’s closing price on September 29, 2006. As a result of this option repricing, the Company will incur an incremental stock-based compensation expense of approximately $1.5 million over the weighted average vesting period of the repriced options of 3.0 years. The incremental expense related to the repricing amortized during the three months ended September 30, 2006 was not material.

Stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock-based compensation expense:
Research and development	$1,279	$1,363	$4,114	$2,921
General and administrative	1,290	923	4,220	2,675

	$2,569	$2,286	$8,334	$5,596

Pro forma Disclosure

The modified prospective transition method of SFAS 123(R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123(R) regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method of SFAS 123. If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net loss and pro forma net loss per share under SFAS 123 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on a straight-line basis over the service period, which is generally the vesting periods of the awards (in thousands, except per share data):

	Three Months ended	Nine Months ended
	September 30, 2005
Net loss attributable to common stockholders, as reported	$(11,526)	$(29,252)
Deduct: Employee total stock-based compensation determined under fair value method	(318)	(631)

Pro-forma net loss attributable to common stockholders	$(11,844)	$(29,883)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(0.40)	$(1.18)

Pro-forma	$(0.41)	$(1.21)

Disclosures for the three and nine months ended September 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three and nine months ended September 30, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in February 2005, as those options were valued for pro forma disclosure purposes using the minimum value method. The total intrinsic value of stock options exercised during the nine months ended September 30, 2005 was $0.3 million determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million for the nine months ended September 30, 2005.

NOTE 4— PREFERRED SHARES RIGHTS AGREEMENT

On August 8, 2006, the board of directors adopted a Preferred Shares Rights Agreement. As part of this agreement, preferred stock purchase rights (“the rights”) were distributed to stockholders of record as of August 23, 2006, at the rate of one right for each share of common stock held. The rights become exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, 15% or more of the outstanding shares of the Company’s common stock. Once exercisable, each right entitles the holder to purchase, at a price of $25.00, one one-thousandth of a share of Series A Participating Preferred Stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed or exchanged, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of the Company’s common stock having a then current value equal to two times the purchase price of such right. Similarly, if the rights are not redeemed or exchanged and following the acquisition of 15% or more of the outstanding shares of the Company’s common stock by a person or group of affiliated or associated persons, (i) the Company consolidates with or merges into another entity, (ii) another entity consolidates with or merges into the Company or (iii) the Company sells or otherwise transfers 50% or more of its consolidated assets or earning power, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of common stock of the acquiring company having a then current value equal to two times the purchase price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the board of directors, may be exchanged for one share of common stock per right. The Company has initially reserved 200,000 shares of preferred stock pursuant to the exercise of these rights. These rights expire on August 8, 2016.

NOTE 5— NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement with a financial institution to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, the Company borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. The amended agreement requires the Company to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million at the financial institution. At September 30, 2006, the Company was in compliance with this covenant.

At September 30, 2006, future principal payments under the amended loan and security agreement are as follows (in thousands):

Years Ending December 31,
2006 (remaining three months)	$244
2007	997
2008	910
2009	337

Total	$2,488

NOTE 6— COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its unaudited condensed consolidated balance sheets. On February 3, 2006, the Company entered into a lease for an additional 34,205 square feet of space and an increase in the lease term for the existing space located at the Company’s headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and will begin on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs and expenses associated with the premises in amounts yet to be determined as well as a customary management fee. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, the Company furnished a letter of credit to the landlord for approximately $0.3 million.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2006 (remaining three months)	$300
2007	1,232
2008	1,358
2009	1,398
2010	1,462
Thereafter	1,129

Total	$6,879

The Company’s purchase commitments at September 30, 2006 were $2.3 million.

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

The Company’s bylaws provide that it is required to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature, to the fullest extent permissible by applicable law; and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in the Company’s bylaws.

NOTE 7— RESTRUCTURING EXPENSES

In August 2006, the Company adopted a plan to reduce its operating expenses, following its decision to discontinue development of TH-070 for benign prostatic hyperplasia. The plan included a reduction of 29 full-time employees in both research and development and general and administrative areas of the Company. As a result of the staffing reduction, the Company incurred severance benefits of approximately $1.0 million in the third quarter of 2006.

The following table sets forth an analysis of the third quarter restructuring accrual (in thousands):

	Balance at June 30, 2006	Charges	Cash paid	Balance at September 30, 2006
Severance and benefits	$—	$1,035	$(822)	$213

The Company anticipates the remaining accrual balance of $0.2 million will be paid in the fourth quarter of 2006.

NOTE 8— COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(16,713)	$(11,526)	$(46,066)	$(29,252)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on marketable securities	76	(17)	(26)	(78)

Total comprehensive loss	$(16,637)	$(11,543)	$(46,092)	$(29,330)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than statements of historical fact, statements made in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the progress of our clinical programs, including estimated milestones;

•	estimates of future performance, capital requirements and needs for financing;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights; and

•	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities.

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

Our initial clinical focus is on product candidates for the treatment of cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•	Glufosfamide is our lead product candidate for the potential treatment of cancer. We initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer in September 2004. We have received a special protocol assessment from the United States Food and Drug Administration (“FDA”) for this trial, as well as Fast Track designation for this indication. In January 2006, we initiated the Phase 2 stage of a study of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer, after completing a Phase 1 dose-escalating study in patients with advanced solid tumors and pancreatic cancer. In July 2006, we completed enrollment in this Phase 2 study and in August 2006, we completed enrollment in the Phase 3 study. We plan to initiate additional Phase 2 trials of glufosfamide in all, or a subset of, ovarian cancer, sarcoma and small cell lung cancer and expect to start one or more of these trials this year.

•	2-deoxyglucose, or 2DG, our second product candidate for the potential treatment of cancer, is being evaluated in a Phase 1 clinical trial both as a single agent and combination therapy. This trial began in the first quarter of 2004 and we expect to complete this trial next year.

•	TH-302 is in late-stage pre-clinical testing for the potential treatment of cancer. We have promising in vivo data for TH-302 and a back-up compound and expect to file an investigational new drug application (“IND”) for one of these compounds by the middle of 2007.

We also are working to discover novel drug candidates that will specifically target cancer cells and are actively seeking to in-license other promising compounds or programs.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and, prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of September 30, 2006 we had cash, cash equivalents, and marketable securities of $63.5 million. The net loss for the three and nine months ended September 30, 2006 was $16.7 million and $46.1 million, respectively and the cumulative net loss since our inception through September 30, 2006 was $125.0 million.

In July 2006, we announced we were discontinuing development of TH-070 for benign prostatic hyperplasia (“BPH”) based on safety and efficacy results of recently concluded Phase 2 and Phase 3 trials. In August, 2006, we adopted a plan to reduce our operating expenses. The plan included eliminating 29 full-time employees, or approximately a 35% reduction in staff affecting all areas of the Company. As a result of the staffing reduction we incurred severance benefits of approximately $1.0 million in the third quarter of 2006. Annual cash savings from the reduction in salary and benefit expenses are estimated to be approximately $4.0 million. We also expect additional savings in certain non employee-related costs.

We expect to continue to incur losses from operations in the future. We expect that expenses will decrease in 2007 compared to 2006 due to a reduced workforce and smaller clinical trials, and that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned clinical trials and conducting research and discovery efforts toward additional product candidates. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For the three and nine months ended September 30, 2006, we recognized revenue of $0.4 million and $1.1 million, respectively, compared to revenue of $0.4 million for the three and nine months ended September 30, 2005, related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to continue through 2008. We are responsible for all development activities under this agreement.

Research and Development. Research and development expenses were $14.0 million for the three months ended September 30, 2006 compared to $9.1 million for the three months ended September 30, 2005. The $4.9 million increase in expenses is due to a $3.2 million increase in clinical and development expenses, $1.8 million in higher staffing and facilities expenses, including $0.6 million in severance expense related to a reduction in research and development staff. In addition, stock-based compensation expense decreased $0.1 million primarily due lower non-employee stock-based compensation expense, which was partially offset by higher employee stock-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), beginning January 1, 2006. Research and development expenses were $38.5 million for the nine months ended September 30, 2006 compared to $22.2 million for the nine months ended September 30, 2005. The $16.3 million increase in expenses is due to a $10.7 million increase in clinical and development expenses, $4.1 million in higher staffing and facilities expenses, including $0.6 million in severance expense related to staff reductions. In addition, stock-based compensation expense increased by $1.5 million primarily due to the adoption of SFAS 123(R) beginning January 1, 2006.

Research and development expenses by project (in thousands)	Three months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
TH-070	$4,970	$3,874	$15,558	$8,695
Glufosfamide	5,038	2,782	12,308	7,336
2DG	454	471	1,336	1,534
Discovery research	3,528	1,983	9,289	4,668

Total research and development expenses	$13,990	$9,110	$38,491	$22,233

Research and development expenses associated with TH-070 were $5.0 million for the three months ended September 30, 2006 and $3.9 million for the three months ended September 30, 2005. This increase in expenses was primarily due to an increase of $1.4 million in expenses associated with our Phase 2 and Phase 3 trials, including higher enrollment and expenses associated with implementing additional safety measures and collecting and analyzing safety and efficacy data following the adverse events reported in May 2006, as well as costs associated with closing out the Phase 2 and 3 trials. These expenses were partially offset by lower staffing expenses. Research and development expenses associated with glufosfamide were $5.0 million for the three months ended September 30, 2006 and $2.8 million for the three months ended September 30, 2005. This increase is primarily due to a $1.5 million increase in clinical and manufacturing expenses and a $0.7 million increase in staffing and facilities expenses. Research and development expenses associated with 2DG were $0.5 million for the three months ended September 30, 2006 and $0.5 million for the three months ended September 30, 2005. Discovery research and development expenses were $3.5 million for the three months ended September 30, 2006 and $2.0 million for the three months ended September 30, 2005. The increase was primarily due to $1.3 million of expenses associated with our TH-302 program and higher staffing and facilities expenses to support our other discovery research programs.

Research and development expenses associated with TH-070 were $15.6 million for the nine months ended September 30, 2006 and $8.7 million for the nine months ended September 30, 2005. This increase in expenses was due to an increase of $6.8 million in expenses associated with our Phase 2 United States trial initiated in June 2005 and our EU Phase 3 trial initiated in August 2005 and $0.1 million in higher staffing expenses. Research and development expenses associated with glufosfamide were $12.3 million for the nine months ended September 30, 2006 and $7.3 million for the nine months ended September 30, 2005. This increase is due to $3.4 million increase in clinical and manufacturing expenses and $1.6 million increase in higher staffing expenses, including a $0.4 million increase in stock-based compensation expense. Research and development expenses associated with 2DG were $1.3 million for the nine months ended September 30, 2006 and $1.5 million for the nine months ended September 30, 2005. This decline was due to lower clinical expenses. Discovery research and development expenses were $9.3 million for the nine months ended September 30, 2006 and $4.7 million for the nine months ended September 30, 2005. The increase was primarily due to increases in staffing costs to support expansion of our discovery research programs, $1.3 million of costs associated with our TH-302 program and an increase of $0.9 million in stock-based compensation expenses.

We did not track research and development expenses by project prior to 2003, and therefore we cannot provide cumulative project expenses to date. Due to the risks and uncertainties involved in discovering and developing product candidates, such as clinical trial results, regulatory approval requirements, dependence on third parties and market acceptance, all of which are described in “Risk Factors”, we cannot reasonably estimate the costs and timing of completion of each project or when any project will result in net cash inflows.

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials, start additional trials and continue our discovery efforts. Research and development expenses are expected to decrease in 2007 compared to 2006 due to a reduced workforce and smaller clinical trials. Expenses may fluctuate significantly from period to period based largely on clinical trial activities.

General and Administrative. General and administrative expenses were $3.9 million for the three months ended September 30, 2006, compared to $3.2 million for the three months ended September 30, 2005. The increase reflects $0.4 million of severance expense related to staff reductions, and additional expenses associated with being a public company, including approximately $0.5 million for staffing expenses, insurance premiums and consulting services and an increase in stock-based compensation expenses of $0.4 million primarily due to the adoption of SFAS 123(R). These increases were partially offset by a $0.6 million decrease in legal fees compared to the same period in the prior year.

General and administrative expenses were $11.5 million for the nine months ended September 30, 2006, compared to $8.5 million for the nine months ended September 30, 2005. The increase reflects $0.4 million of severance expense related to staff reductions, additional expenses associated with being a public company, including approximately $1.7 million for staffing expenses, insurance premiums and consulting services, and an increase in stock-based compensation expenses of $1.5 million primarily due to the adoption of SFAS 123(R). These increases were partially offset by a $0.6 million decrease in legal fees compared to the same period in the prior year.

We expect our general and administrative expenses to increase in 2006 due to increases in administrative and infrastructure costs as well as costs associated with implementing procedures for compliance with Section 404 of the Sarbanes-Oxley Act.

Interest Income, Net. Interest income for the three months ended September 30, 2006 was $0.9 million compared to $0.5 million for the three months ended September 30, 2005. The increase was primarily due to higher invested cash balances and higher average interest rates during the three months ended September 30, 2006 compared to the prior year due to proceeds received from our follow-on offering completed in October 2005.

Interest income for the nine months ended September 30, 2006 was $3.0 million compared to $1.2 million for the nine months ended September 30, 2005. The increase was primarily due to higher invested cash balances and higher average interest rates during the nine months ended September 30, 2006 compared to the prior year due to proceeds received from our follow-on offering completed in October 2005.

Liquidity and Capital Resources

We have incurred net losses of $125.0 million since inception through September 30, 2006. We have not generated and do not expect to generate revenue from sales of product candidates for at least the next couple of years. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

We had cash, cash equivalents and marketable securities of $63.5 million and $99.7 million at September 30, 2006 and December 31, 2005, respectively, available to fund operations.

Net cash used in operating activities for the nine months ended September 30, 2006 and 2005 was $36.1 million and $21.2 million, respectively. The increase of $14.9 million in cash used in operations was primarily attributable to a higher net loss in 2006, partially offset by an increase in non-cash charges related to stock-based compensation.

Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2006 and net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2005. The $3.4 million increase in cash used in investing activities for the nine months ended September 30, 2006 compared to the same period in 2005 was due primarily to an increase in purchases of marketable securities and to a lesser extent, an increase in capital expenditures, partially offset by an increase in proceeds from sales of marketable securities.

Net cash provided by financing activities was $2.6 million and $39.7 million for the nine months ended September 30, 2006 and 2005, respectively. The cash provided in the nine months ended September 30, 2006 was primarily from $2.6 million of proceeds under the Company’s loan and security agreement. The cash provided in the nine months ending September 30, 2005 was primarily from the proceeds of our initial public offering in February 2005.

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at September 30, 2006. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, we borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. At September 30, 2006 the total amount due under this facility was $2.5 million. The amended agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at the financial institution. At September 30, 2006, we were in compliance with this covenant.

In August 2004, we entered into a noncancelable facilities sublease agreement that expires on February 28, 2010 for our headquarters in Redwood City, California. On April 1, 2005, we entered into a noncancelable facilities lease agreement that expires on February 28, 2010.

In February 2006, we entered into a lease for an additional 34,205 square feet of space and increased the lease term for the existing space located at our headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and will begin on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of September 30, 2006, are as follows (in thousands):

	Remainder of current year (2006)	One to three years (2007 to 2009)	Four to five years (2010 to 2011)	After five Years	Total
Facilities leases	$300	$3,988	$2,591	$—	$6,879
Notes payable, principal and interest	287	2,440	—	—	2,727
Purchase commitments	2,313	—	—	—	2,313

Total	$2,900	$6,428	$2,591	$—	$11,919

We expect to continue to incur losses from operations in the future. We believe that our cash, cash equivalents and marketable securities as of September 30, 2006 will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, we may need or choose to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on our clinical and regulatory events and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our research and development, which could delay the time to market for any of our product candidates.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in originating in years subsequent to the issuance of SAB No. 108, prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. We will be required to adopt SFAS No. 157 for financial statements in the first quarter of 2008. We are currently evaluating the impact of SFAS No. 157.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in short-term marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest in high-quality financial instruments, which currently have weighted average maturity of less than one year. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. However, due to the short duration of our investment portfolio we believe an increase in the interest rates of one percentage point, would not be material to our financial condition or results of operations.

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

Based on their evaluation as of September 30, 2006, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and vice president, finance and controller, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2006 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Phase 1 and Phase 2 safety trials of glufosfamide were conducted on small numbers of patients and were designed to evaluate the activity of glufosfamide on a preliminary basis. However, these trials were not designed to demonstrate the efficacy of glufosfamide as a therapeutic agent. The previous study of glufosfamide for pancreatic cancer was a single-arm Phase 2 study as a first line therapy. The Phase 3 study is a randomized study as a second line therapy. No drug for second line pancreatic cancer has been approved in the United States. We cannot be certain that results similar to the Phase 1 and 2 trials will be observed in subsequent trials, or that such results will prove to be statistically significant or demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. In Phase 2 studies, glufosfamide has not shown clinical activity for the treatment of glioblastoma and has only demonstrated marginal activity for the treatment of non-small cell lung cancer. The clinical trial we commenced in September 2004 for the second-line treatment of pancreatic cancer is intended to serve as a pivotal Phase 3 trial. If the results from this trial are not persuasive as determined by the FDA, then this trial will not serve as the basis for FDA approval. We may decide to conduct additional clinical trials or other studies, or the FDA may require us to conduct additional clinical trials or other studies prior to accepting our NDA or granting marketing approval.

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

In September 2006, the FDA granted orphan drug designation to glufosfamide, for the treatment of pancreatic cancer. We intend to seek orphan drug designation for the cancer indications that our glufosfamide and 2DG product candidates are intended to treat. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

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

FDA rules for pharmaceutical promotion require that a company not promote an unapproved drug or an approved drug for an unapproved use. In addition to FDA requirements, regulatory and law enforcement agencies, such as the United States Department of Health and Human Services’ Office of Inspector General and the United States Department of Justice, monitor and investigate pharmaceutical sales, marketing and other practices. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, as amended, and similar state laws. In recent years, actions by companies’ sales forces and marketing departments have been scrutinized intensely to ensure, among other things, that actions by such groups do not qualify as “kickbacks” to healthcare professionals. A “kickback” refers to the provision of any item of value to a healthcare professional or other person in exchange for purchasing, recommending, or referring an individual for an item or service reimbursable by a federal healthcare program. These kickbacks increase the expenses of the federal healthcare program and may result in civil penalties, criminal prosecutions, and exclusion from participation in government programs, any of which would adversely affect our financial condition and business operations. In addition, even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Comparable laws also exist at the state level.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the nine months ended September 30, 2006, we had a net loss of $46.1 million and we had an accumulated deficit of $125.0 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates at least within the next couple of years. Therefore we expect to continue to have significant losses for at least the next several years.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly our Chief Executive Officer, Dr. Harold E. Selick. We do not have an employment contract with Dr. Selick. The loss of the services of Dr. Selick or one or more of our other key employees could delay or have an impact on the successful completion of our clinical trials or the commercialization of our product candidates.

In August 2006, we announced a plan to reduce the number of full-time employees by 29 employees. As of October 31, 2006, we had 54 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our strategy.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. Substantial uncertainty exists regarding our ability to comply with these requirements by applicable deadlines especially since the reduction in force will decrease resources available to work on this effort. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if we conclude that our internal control over financial reporting are not effective or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of December 31, 2006 and future year ends, investors could lose confidence in the reliability of our financial reporting.

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

Our initial supplies of glufosfamide were prepared by a subsidiary of Baxter International, Inc. and were used to initiate our current clinical trials. We are currently using glufosfamide API and drug product that were manufactured, tested and released by other suppliers and we believe this material will be sufficient to complete our currently ongoing Phase 2 and Phase 3 trials. We are in the process of qualifying an additional vendor to manufacture glufosfamide API. If we experience unexpected delays, or if the API or finished product does not meet specifications, we may experience a significant delay in completion of existing trials and the initiation of additional trials.

We believe that we have a sufficient supply of 2DG for our anticipated clinical trials over the next year. We currently plan to manufacture additional 2DG drug product. However, we cannot be certain that existing supplies will remain stable and usable. If these materials are not stable and we are not successful in manufacturing additional drug product, we may experience a significant delay in our 2DG clinical program.

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

As of November 1, 2006, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 45.7% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

In addition, in August 2006, our board of directors adopted a preferred shares rights agreement, the provisions of which could make it more difficult for a potential acquirer to consummate a transaction without the approval of our board of directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(b)	In connection with our initial public offering on February 4, 2005, we sold 6,112,601 shares of our common stock for net offering proceeds to us after deducting expenses totaling $38.1 million. In connection with our offering completed on October 28, 2005, we sold 6,399,222 shares of our common stock for net offering proceeds to us after deducting expenses totaling $62.4 million. As of September 30, 2006, we used approximately $63.3 million of the net proceeds of our initial public offering and follow-on offering, including approximately $45.0 million for the clinical development of glufosfamide, TH-070 and 2DG, $11.6 million for research and development of additional product candidates, and approximately $6.7 million for working capital, capital expenditures and other general corporate purposes. The balance of net offering proceeds has been invested in short-term investment grade securities and cash equivalent instruments.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/2005 to 7/31/2006	46,693	$0.42	—	—
08/01/2006 to 8/31/2006	13,853	$0.53	—	—
09/01/2006 to 09/30/2006	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: November 09, 2006	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 09, 2006	/s/ Cathleen P. Davis
Cathleen P. Davis
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.27	Consulting Agreement by and between the Registrant and Janet I. Swearson dated August 9, 2006.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Cathleen P. Davis.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Cathleen P. Davis.