Form 10-K
period 2006-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2007-03-15
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32979

THRESHOLD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)
1300 Seaport Boulevard, Redwood City, CA	94063
(Address of principal executive office)	(Zip Code)

(650) 474-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) if the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.001 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the act:    None

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq National Market on June 30, 2006 was $77,975,552 Shares of Common Stock held by each executive officer and director and by each person or group who owns 5% or more of the outstanding Common Stock at June 30, 2006 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

On February 28, 2007 there were 37,407,750 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 16, 2007, or the Proxy Statement, are incorporated herein by reference into Part III.

Threshold Pharmaceutica ls, Inc.

PART I

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	our ability to commence, and the timing of, clinical trials for our glufosfamide, 2DG and TH-302 development programs;

•	the completion and success of any clinical trials that we commence;

•	the timing of results of our clinical trials;

•	our receipt of regulatory approvals;

•	our ability to establish and maintain intellectual property rights in our product candidates;

•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;

•	our research and development activities, including development of new product candidates, and projected expenditures;

•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;

•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;

•	our ability to obtain licenses to any necessary third party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash needs; and

•	our financial performance.

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

Overview

We are a biotechnology company focused on the discovery and development of drugs based on Metabolic Targeting, an approach that targets fundamental differences in metabolism between normal and certain diseased cells. Two of our product candidates are designed to utilize Metabolic Targeting through the potential targeting of the increased uptake of glucose in cancer cells relative to most normal cells. These product candidates, glufosfamide and 2-deoxyglucose (“2DG”), share certain structural characteristics with glucose but act instead as poisons when taken up by a cancer cell. Our other product candidate, TH-302, and the other compounds our scientists are creating and testing in our laboratories, use Metabolic Targeting by targeting the decreased blood supply and oxygenation of most tumor tissues relative to normal tissue. These compounds are relatively non-toxic when oxygen is present, as in healthy tissues, but undergo a chemical conversion in the presence of low levels of oxygen that converts them into toxic compounds that may kill cancer cells. This pipeline of drug candidates is designed to target tumor cells selectively, and we believe that our drugs could be more efficacious and less toxic to healthy tissues than conventional drugs, and thereby provide significant improvement over current therapies.

Our clinical focus is on product candidates for the treatment of cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

Glufosfamide is our lead product candidate for the potential treatment of cancer. We initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer in September 2004, and completed enrollment in August 2006. In February 2007, we announced that this Phase 3 clinical trial failed to reach its primary endpoint of survival benefit for patients with metastatic pancreatic cancer that had relapsed following chemotherapy with gemcitabine. In July 2006, we completed enrollment in the Phase 2 stage of a study of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer. Top line results were announced in December 2006 and final results are expected in the third quarter of 2007. We have initiated Phase 2 trials of glufosfamide in platinum-resistant ovarian and recurrent sensitive small cell lung cancer, and plan to initiate a Phase 2 trial in soft-tissue sarcoma in the first half of 2007. Enrollment in these trials is expected to be completed in 2007, with results reported in 2008.

•

2DG, our second product candidate for the potential treatment of cancer, is being evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This trial began in the first quarter of 2004 and we expect to complete enrollment for this trial in the first half of 2007. Top-line results are expected in the third quarter of 2007.

•

TH-302 is a hypoxically activated prodrug for the potential treatment of solid tumors, and is in late-stage preclinical testing. TH-302, which was discovered by Threshold, is a novel drug candidate that is activated under the metabolic conditions typical of certain cancer cells. If the preclinical tests are supportive, we plan to file an IND (Investigational New Drug) with the FDA in the first half of 2007.

We also are working to discover novel drug candidates that will specifically target cancer cells and are actively seeking to in-license other promising compounds or programs.

For the treatment of cancer, we believe that our product candidates, based on Metabolic Targeting, can be applied to the treatment of many solid tumors and will have the potential to increase the effectiveness of existing therapies significantly. Metabolic Targeting provides the opportunity to treat slowly dividing tumor cells that generally evade traditional chemotherapy and radiation therapies and ultimately contribute to relapse. We believe that our focus on Metabolic Targeting, combined with our expertise in medicinal chemistry and drug development, provides us with the capability to identify, discover and develop novel therapies for treating cancer.

Our product candidates are focused on treating patients with significant unmet medical needs. Cancer is the second leading cause of death in the United States after cardiovascular disease. Many cancers, such as pancreatic, lung and liver cancer, currently have few effective treatments and very low survival rates.

Metabolic Targeting for Cancer

Metabolic Targeting is a therapeutic approach that targets fundamental differences in energy metabolism between normal and certain diseased cells. Cells generate energy needed for survival in two ways: the citric acid cycle and glycolysis. The citric acid cycle is a highly efficient process that provides the majority of cellular energy under normal conditions. Oxygen is essential for energy production through the citric acid cycle. Glycolysis is much less efficient in producing energy than the citric acid cycle. Unlike the citric acid cycle, oxygen is not required for glycolysis, and cells that rely primarily on glycolysis for energy production consume large quantities of glucose. Some diseased cells, including cancer cells rely predominantly or exclusively on glycolysis for their energy needs. When these cells shift energy production to glycolysis, they must increase the levels of the proteins needed to transport and metabolize glucose. Metabolic Targeting takes advantage of these metabolic differences to selectively target certain diseased cells.

Cancer cells require large amounts of glucose for energy production and growth. This increased consumption of glucose has two causes: the process of a normal cell becoming a rapidly dividing cancer cell; and the exposure of a cell to the low oxygen conditions, called hypoxia, within regions of most solid tumors. First, when cells become cancerous, they require more energy and the level of proteins needed for glucose transport and metabolism increases. Second, as a tumor grows, it rapidly outgrows its blood supply, leaving portions of the tumor with regions where the oxygen concentration is significantly lower than in healthy tissues. As a consequence, tumor cells in these hypoxic zones rely on glycolysis for energy production and therefore further increase the levels of proteins responsible for glucose transport and metabolism.

We are focused on developing new cancer therapies by targeting the uptake and metabolism of glucose by cells. In one application of Metabolic Targeting, we use a cancer-killing drug linked to glucose designed to take advantage of the potential for increased glucose intake by cancer cells, thereby delivering the drug more selectively to cancer cells. In another application of Metabolic Targeting, we use compounds that interfere with specific steps of glycolysis. Because cancer cells are believed to have increased dependence on glycolysis to survive, these compounds should substantially reduce energy production, leading to cell death.

We believe that our product candidates may prove effective for treating rapidly dividing cancer cells, because these cells require large amounts of energy and thus metabolize more glucose than do normal cells. Glufosfamide is designed to target the increased glucose intake by these cells by linking a cancer-killing drug to glucose. Our product candidate 2-DG targets glucose metabolism directly and provides the opportunity to increase the effectiveness of current therapies that treat the rapidly dividing cells in the tumor by reducing energy production in those cells. Radiation therapy, as well as the vast majority of chemotherapy drugs, kills cells by damaging DNA or affecting DNA synthesis to prevent cell replication. However, highly energy-dependent DNA repair mechanisms can repair damage to a cell’s DNA. The balance between the extent of DNA damage and the efficiency of cellular DNA repair thus largely determines the effectiveness of therapy. 2-DG, which reduces cellular energy production, is believed to inhibit these repair mechanisms, shifting the balance from repair to damage, and may increase the efficacy of current treatments. Furthermore, cancer cells become resistant to many conventional chemotherapy drugs by a highly energy-dependent process that pumps these drugs out of the cell, reducing their effect. Interference with cellular energy production can disrupt this multidrug resistance, resulting in increased chemotherapy drug accumulation within the cell. We believe our 2-DG product candidate could therefore increase the effectiveness of chemotherapy drugs by interfering with cellular energy production.

In addition to treating rapidly dividing cancer cells, we believe that compounds based on Metabolic Targeting provide the opportunity to kill cancer cells within hypoxic regions, which are poorly treated by current therapies that primarily target the rapidly dividing cells. Cell proliferation in hypoxic regions is greatly inhibited due to insufficient blood supply, leading to insufficient nutrient supply and a lack of oxygen. Slowly dividing cells within the hypoxic region also undergo genetic changes that, as they accumulate in cells, can lead to the development of still more aggressive tumor cells that are resistant to therapy. Following treatment with radiation or chemotherapy, rapidly dividing cells in the vicinity of blood vessels are destroyed, providing room for these more aggressive cells from hypoxic regions to gain access to blood vessels and oxygen. These cells, which may have become resistant to treatment, are then able to grow and proliferate, ultimately contributing to relapse. Thus, current cancer therapies leave the slowly proliferating cells in the hypoxic zones largely untreated while our product candidates are designed to kill these slowly dividing cells by targeting either their increased glucose transport or glucose metabolism. Our hypoxic-activated compounds are designed to specifically target these oxygen-deficient cells within tumors.

Our Product Development Programs

The following table summarizes the status of our current and ongoing product development programs:

Product Candidate	Indication	Development Status	Expected Milestones
Glufosfamide	Pancreatic cancer

	2nd line monotherapy	• Phase 3 completed in Q1 2007	• Results announced in 2007—Data analysis ongoing

	1st line combination with gemcitabine	• Phase 2	• Results in Q3 2007

	Ovarian cancer	• Phase 2	• Complete enrollment in 2007, results in 2008

	Small cell lung cancer	• Phase 2	• Complete enrollment in 2007, results in 2008

	Soft tissue sarcoma	• Phase 2	• Complete enrollment in 2007, results in 2008
2DG	Various solid tumors	• Phase 1	• Results Q3 2007
TH-302	Various solid tumors	• Pre-IND	• IND filing first half 2007

Glufosfamide

Market Opportunity

Pancreatic Cancer

The American Cancer Society estimates that 37,170 patients will be diagnosed with pancreatic cancer in the United States in 2007, and approximately 33,370 patients will die from the disease. Only 15-20% of newly diagnosed patients are eligible for surgery, which is typically followed by radiation and chemotherapy. Patients with inoperable pancreatic cancer are treated with radiation and chemotherapy, or in the case of advanced disease, chemotherapy alone as the advantages of radiation are reduced. Gemcitabine is the standard of care for the first-line therapy of advanced metastatic pancreatic cancer. Tarceva was recently approved as a combination therapy with gemcitabine for the first line treatment of pancreatic cancer. Eli Lilly reported worldwide sales of Gemzar (gemcitabine) for all indications to be over $1.3 billion in 2005.

Ovarian Cancer

The American Cancer Society estimates that 22,430 women will be diagnosed with ovarian cancer in the United States in 2007, and approximately 15,280 women will die from the disease. Ovarian cancer is the eighth most common cancer among women, and is the fifth most common cause of cancer death among women. Virtually all newly diagnosed patients undergo surgery, which is typically followed by radiation and chemotherapy. Almost half of all ovarian cancers do not respond at all because of an innate resistance to platinum-based drugs.

Small-cell Lung Cancer

The American Cancer Society estimates that 213,380 people will be diagnosed with lung cancer in the United States in 2007, and approximately 160,390 people will die from the disease. Small cell lung cancer is less common than non-small cell lung cancer. About 15 to 20 percent of all lung cancers are the small cell type. This cancer usually starts in the bronchi near the center of the chest but has often spread outside of the lung by the time of diagnosis. Small cell lung cancer is strongly associated with a history of cigarette smoking.

Soft Tissue Sarcoma

The American Cancer Society estimates that 9,220 people will be diagnosed with soft tissue sarcoma in the United States in 2007, and approximately 3,560 people will die from the disease. Soft tissue sarcomas is a rare and diverse form of cancer originating in various soft tissues such as fat, muscle, nerve, vascular tissue and other connective tissues. Soft tissue sarcomas patients are treated with surgery whenever possible with or without radiation and chemotherapy. Radiation and chemotherapy alone or a combination is also used for advance or recurrent disease or used when surgery is not possible.

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

Pancreatic Cancer

With respect to pancreatic cancer, current therapies have limited efficacy. In gemcitabine’s Phase 3 registrational trial, median survival was 5.7 months, and no patient survived beyond two years. In this study, patients treated with 5-flurouracil, or 5-FU, the previous standard of care, had a median survival of 4.2 months, and no patient survived beyond two years during the study. None of the 126 patients treated in both arms of this study achieved a confirmed objective response as measured by tumor shrinkage. Erlotinib was recently approved in first-line pancreatic cancer in combination with gemcitabine with only about two weeks improvement in median survival and 23% improvement in overall survival.

Ovarian Cancer

Treatment of ovarian cancer is rarely curative. The age-adjusted death rate from ovarian cancer has remained unchanged over the past 20 years. Platinum based therapy is the most widely used chemotherapy to treat ovarian cancer, but some women develop resistance to it. When women develop resistance, it is very difficult to treat and to cure them. The current standards of care in treating platinum-resistant ovarian cancer are a variety of single agent and combination regimens including topotecan, anthracyclines such as doxorubicin, gemcitabine, cyclophosphamide, vinorelbine, hexamethylmelamine, ifosfamide and etoposide.

Small-cell Lung Cancer

Although small cell lung cancer (SCLC) is highly responsive to chemotherapy, the responses are short-lived. Response rate for first-line therapy for etoposide and cisplatin or CAV (cyclophosphamide, doxorubicin and vincristine), ranges from 65% to 90% but nearly all patients relapse in less than 12 months. Patients who relapse more than two to three months after initial therapy are termed sensitive and are considered for second-line therapy. The only approved treatment for second-line sensitive SCLC is topotecan. In a Phase 3 trial in patients with relapse sensitive disease, topotecan induced response rate of 24%, median survival of 25 weeks, and a median time to progression of 13 weeks. Other chemotherapeutic agents used in treating recurrent, sensitive small cell lung cancer include a variety of single agent and combination regimens including topotecan, cyclophosphamide, doxorubicin, vincristine, irinotecan, ifosfamide and cisplatin.

Soft Tissue Sarcoma

The outcome of chemotherapy for advanced soft tissue sarcomas may be influenced by multiple factors, including type of sarcoma, tumor burden, tumor grade, metastatic pattern, performance status and type and intensity of treatment itself. Results of first-line chemotherapy in adult advanced soft tissue sarcoma remain disappointing. The most active chemotherapy agents against soft tissue sarcomas, doxorubicin and ifosfamide, have demonstrated a relatively consistent single-agent activity yielding response rates of 10% to 25%.

Development Plan for Glufosfamide

Our lead product candidate for cancer, glufosfamide, is a small molecule in clinical development for the treatment of pancreatic and a variety of other cancers. Glufosfamide combines the active part of an approved alkylator, a member of a widely used class of chemotherapy drugs, isophosphoramide, with a glucose molecule. Because of its glucose component and a tumor cell’s increased need for glucose, glufosfamide may be preferentially transported into tumors compared to most normal tissues. Most cancers and isolated cancer cell lines over-express the family of glucose transporters due to the increased energy requirement needed to feed uncontrolled proliferation of cancer cells. While the functional role of many of the glucose transporters is not well established, it has been shown that malignant tumors, including soft tissue sarcomas, pancreatic, ovarian, lung, colorectal, breast and bladder cancer tumors express more glucose transporters and are assumed to undergo enhanced glucose metabolism. Inside cells, the linkage between glucose and the alkylator is thought to be cleaved to release the active drug. With glucose as the major side product, glufosfamide has fewer side effects than other drugs in its class, which are known to cause hemorrhagic cystitis, a serious condition characterized by severe bladder bleeding, unless another protective drug is co-administered.

We believe that the potential unique mechanism of action of glufosfamide, its advantage of generating less toxic metabolites, and demonstrated activity in combination with gemcitabine in animal studies make it well-positioned to potentially replace conventional alkylating agents used in combination with gemcitabine. We are developing glufosfamide for pancreatic cancer based on activity seen in previous clinical trials, a known increase in glucose uptake in pancreatic cancer cells and the extreme hypoxia in tumors of this type. We believe it may offer an improvement over conventional therapies for the indications where activity has been observed.

Glufosfamide has also shown activity against other tumor types in animal models. We believe it may offer an improvement over conventional therapies for the indications where activity has been observed or where other drugs in its class are active. Based on human clinical data, the activity of approved alkylators and our understanding of the mechanism of action of glufosfamide, we believe that ovarian, small cell lung and soft tissue carcinoma represent the most promising indications.

Prior Clinical Trials

Glufosfamide has been evaluated in two Phase 1, five Phase 2 clinical trials and one Phase 3 trial that together enrolled over 500 patients with a variety of advanced-stage cancers. In the two Phase 1 trials, escalating doses of glufosfamide were administered to 72 patients with solid tumors not amenable to established treatments. Although Phase 1 trials are designed primarily to assess safety, tumor shrinkage was observed in patients with breast cancer, non-small cell lung cancer, pleural mesothelioma, renal cell carcinoma and cancers of unknown primary origin.

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

Ongoing Clinical Trials

Pancreatic Cancer

We have been developing glufosfamide as a single agent for the second-line treatment of metastatic pancreatic cancer, and in combination with gemcitabine for the first-line treatment of inoperable, locally advanced and/or metastatic pancreatic cancer.

In August 2006, we completed enrollment in a pivotal Phase 3 trial of glufosfamide for the treatment of patients with metastatic pancreatic cancer who have failed treatment with gemcitabine. This two-arm trial, initiated in September 2004, has evaluated approximately 300 previously-treated patients with metastatic pancreatic cancer who receive glufosfamide (4500mg/m2) once every 3 weeks or best supportive care, because there is no approved second-line treatment for pancreatic cancer. Best supportive care includes all medical or surgical interventions that a pancreatic cancer patient should receive to palliate the cancer but excludes treatment with systemic therapies intended to kill the cancer cells. The primary endpoint of this trial was overall survival as measured by time from randomization to death. The timing of the final analysis was therefore event-driven and was conducted after the 261st death had occurred. In addition, the trial investigated the potential efficacy of glufosfamide as determined by response rate, duration of response and progression-free survival, pain score, as well as safety. This trial was conducted under a Special Protocol Assessment. The special protocol assessment is a process that allows for official FDA evaluation of the proposed design of a Phase 3 clinical trial. It provides trial sponsors with an agreement on trial design and analysis required to support a new drug application submission, if the study is performed according to the special protocol assessment and meets its primary endpoint and is statistically persuasive. In addition, glufosfamide for the treatment of second-line pancreatic cancer was granted Fast Track designation by the FDA in 2004, which provides for expedited regulatory review for new drugs that demonstrate the potential to address unmet medical needs for the treatment of serious or life-threatening conditions. In September 2006, we received orphan drug designation for glufosfamide from the FDA.

On February 26, 2007, we announced the results of our Phase 3 trial in patients with metastatic pancreatic cancer who had relapsed after gemcitabine chemotherapy. While the overall survival in patients in the glufosfamide arm was 18% higher compared to those who received best supportive care alone, the result was not statistically significant. The primary efficacy comparison of overall survival was based on 261 deaths and did not reach statistical significance (p=0.19); the hazard ratio of glufosfamide to BSC was 0.85 (95% confidence interval of 0.66 to 1.08). The median survival of patients who were treated with glufosfamide was 105 days versus 84 days for the patients who received BSC.

No new or unexpected safety signals were observed. Adverse events, including renal toxicity and hematologic toxicity, were similar to those observed in previous clinical trials of glufosfamide. The most common drug-related toxicities in the glufosfamide-treated patients were nausea and vomiting. The full analysis of the clinical trial is ongoing. When completed, the results may be discussed with the FDA to seek guidance and agreement of a revised regulatory strategy towards approval of glufosfamide in patients with pancreatic cancer.

In December 2005, we completed the Phase 1 portion of a Phase 1/2 dose-escalation study of glufosfamide in combination with gemcitabine for the treatment of advanced solid tumors and pancreatic cancer. The primary objective of the Phase 1 portion of the trial was to evaluate safety and to determine the maximum tolerated dose of glufosfamide when administered in combination with gemcitabine. The 19 patients in this portion of the trial received the standard dose of gemcitabine (1000mg/m2) weekly for three of every four weeks and one of four doses of glufosfamide (1500 mg/m2, 2500 mg/m2, 3500 mg/m2 or 4500 mg/m2) administered once every 4 weeks. The maximum tolerated dose was established at 4500 mg/m2. No unanticipated adverse events based on previous experience with glufosfamide administered as a single agent were observed. Glufosfamide in combination with gemcitabine was shown to be well tolerated, no significant interaction between glufosfamide and gemcitabine was shown in the pharmacokinetics analysis and the dose of 4500 mg/m2 of glufosfamide in combination with gemcitabine was reached. This dose is the dose that is being used in both the Phase 2 stage of this trial of glufosfamide in combination with gemcitabine for first-line treatment of pancreatic cancer and in our recently completed Phase 3 trial of glufosfamide for the second-line treatment of pancreatic cancer.

In January 2006, we began the Phase 2 stage of this clinical trial, which is evaluating patients with locally advanced and/or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy. Patients receive the standard dose of gemcitabine plus glufosfamide. In addition to safety, the trial is investigating the efficacy of glufosfamide in combination with gemcitabine as determined by response rate, duration of response, progression-free survival, overall survival, six- and twelve-month survival and change in serum tumor marker levels (CA19-9). Patients in the trial receive the standard dose of gemcitabine (1000mg/m2) weekly for three of every four weeks and 4500mg/m2 of glufosfamide administered once every four weeks.

In December 2006, we announced top-line results from the Phase 2 clinical trial of glufosfamide in combination with gemcitabine for the treatment of advanced pancreatic cancer. Glufosfamide was generally well tolerated in combination with gemcitabine with no new unexpected adverse events. In the Phase 2 clinical trial, 29 patients were treated, of which 28 patients with pancreatic adenocarcinoma previously untreated with chemotherapy were evaluated for response. Overall, 5 patients achieved a confirmed partial response and one other patient achieved an unconfirmed partial response for a response rate of 21%. In addition, 10 patients (36%) experienced stable disease. Objective response was assessed radiologically after every two cycles of therapy. A partial response is characterized as a decrease in size by 30% of the sum of the longest diameters of target lesions, the absence of progression of all non-target lesions and no new lesions. Preliminary analysis of the safety data in this Phase 2 glufosfamide and gemcitabine combination trial suggests the incidence of treatment-related nephrotoxicity may be slightly higher than what was observed in previous experience with either of these agents used individually. This clinical trial remains ongoing. Final survival and safety results will be reported at the completion of the trial, estimated to occur during the third quarter of 2007.

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

Ovarian Cancer

In January 2007, we initiated patient enrollment for a Phase 2 clinical trial evaluating the dosing, safety and activity of glufosfamide in patients with platinum-resistant ovarian cancer. The clinical trial will evaluate two dosing schedules of glufosfamide, a once weekly schedule and the schedule currently utilized in pancreatic cancer trials which is once every three weeks. The trial will explore the administration of slightly higher aggregate doses utilizing the weekly schedule as compared to every three week dosing. All patients may receive up to six 21-day cycles. Overall, 45 women with ovarian cancer who have previously relapsed after up to four prior chemotherapy regimens including one or two prior platinum-containing regimens and who have demonstrated resistance to their last platinum-containing regimen will be enrolled in the Phase 2, open-label, clinical trial at various sites in the U.S.

In addition to safety, the trial is investigating the efficacy of glufosfamide as determined by response rate, duration of response and progression-free survival based on changes in the serum tumor marker level CA-125 and based on tumor assessments and overall survival.

Small-cell Lung Cancer

In February 2007, we initiated patient enrollment for a Phase 2 clinical trial evaluating the efficacy and safety of glufosfamide in patients with recurrent, sensitive small cell lung cancer. Approximately 50 patients with extensive recurrent sensitive small cell lung cancer, who have progressed at least 60 days after completing chemotherapy, are planned to enroll in the Phase 2, open-label, clinical trial at various sites in the United States, Ukraine and Russia. All patients are to receive 5000 mg/m2 of glufosfamide every three weeks for up to six cycles. The primary efficacy endpoint of the trial is objective response rate. The secondary endpoints of the trial will evaluate duration of response, progression-free survival, overall survival, time to response and various safety and pharmacokinetic parameters. The study will also evaluate the effects of glufosfamide on lung cancer symptoms utilizing the Lung Cancer Symptom Scale (LCSS).

The clinical trial will utilize a two stage design to ensure there is an adequate response rate to justify complete enrollment. The first stage will enroll 21 patients and, at the end of this stage, the trial will be stopped if fewer than three patients have a response. If three or more responses are observed, an additional 29 patients will be enrolled. Tumor response will be evaluated at baseline and every six weeks using the Response Evaluation Criteria In Solid Tumors (RECIST).

2DG

2DG, our product candidate for the treatment of solid tumors, is in a Phase 1 trial. 2DG is an orally administered small molecule that employs Metabolic Targeting to treat solid tumors by directly inhibiting glycolysis. Because tumor cells in general, and those in hypoxic zones in particular, are dependent on glycolysis for survival, tumor cells are particularly sensitive to the effect of 2DG. This compound is a synthetic glucose analog that distributes selectively to tumor tissue because of metabolic changes related to increased glucose consumption. Because tumor cells exhibit increased levels of glucose transport proteins, these cells actively transport 2DG into the cells. Once inside the cell, 2DG interferes with cellular mechanisms for generating energy by competing with glucose for key enzymes in glycolysis. The in vivo efficacy of 2DG has been studied in mouse and rat models of certain cancers, including sarcomas, adenocarcinomas, leukemias, melanomas and bladder, colon and breast tumors. In particular, treatment with 2DG, alone and in combination with other chemotherapy resulted in increased lifespan or a reduction in tumor growth in many of these models.

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

2DG has been administered in clinical trials to approximately 600 people principally to evaluate the hormonal and metabolic effects of glucose deprivation. Collectively, these studies have shown that single intravenous doses of 2DG as high as 200 mg/kg do not cause any serious adverse events. Although these support the safe use of 2DG in humans, we have not yet obtained human safety data for the cumulative dose of oral administration of 2DG we intend to use in our clinical trials. The FDA may require such data before allowing us to proceed into pivotal clinical trials that will support approval.

We launched a Phase 1 clinical trial of 2DG in January 2004. This trial is a dose-escalation study to determine the safety, blood levels and maximum tolerated dose of daily oral doses of 2DG given alone or in combination with docetaxel. The study is intended to enroll up to 50 patients with previously treated refractory advanced solid tumors. The study is designed to evaluate the effect of 2DG alone and in combination with docetaxel on tumor growth, and provide a preliminary assessment of efficacy, as assessed by computer tomography. Initial data from this study, reported at American Society of Clinical Oncology, or ASCO, 2005, suggest that 2DG is well tolerated when administered daily for one week every other week, and we intend to evaluate 2DG administered daily, the schedule we believe will ultimately give 2DG the best opportunity to demonstrate efficacy in this setting. We expect to complete enrollment in this study in the first half of 2007, with top line results expected in the third quarter of 2007.

Provided our safety study yields favorable results, we may initiate at least one Phase 2 study that will be a randomized, blinded, multiple-dose study designed to evaluate the safety and efficacy of 2DG given continuously in combination with chemotherapy. We will choose indications and appropriate combination therapies for our Phase 2 program based on the results of the ongoing Phase 1 trial.

TH-302

We also have a preclinical candidate (TH-302) that is a hypoxically activated prodrug for the potential treatment of solid tumors. TH-302, discovered by Threshold, is a novel drug candidate that is activated under the low oxygen conditions typical of cancer cells in the hypoxic regions of tumors. The hypoxic regions of tumors are known to be the most difficult to treat with standard therapies. TH-302 combines a 2-nitroimidazole oxygen sensing trigger with a masked DNA crosslinker. Upon activation in oxygen deficient zones, TH-302 releases an active toxin, poisoning the hypoxic zone of the tumor. TH-302 has demonstrated dramatic antitumor effects in several animal models. If the preclinical results are supportive, Threshold plans to file an Investigational New Drug (“IND”) application for TH-302 with the FDA in the first half of 2007.

Discontinuation of TH-070 Program

In July 2006, we announced we were discontinuing development of TH-070 for benign prostatic hyperplasia (“BPH”) based on safety and efficacy results of the Phase 2 and Phase 3 trials.

The Phase 2 randomized, placebo controlled, double-blind trial, which was initiated in July 2005, enrolled men with moderate to severe BPH. After a two-week placebo run-in period, 216 patients were randomized to receive placebo or one of four doses of TH-070 (5mg, 25mg, 50mg, 150mg) daily for four weeks and to be followed off therapy for three months. The primary objectives of this study were to determine the dose-response relationship of TH-070 with respect to symptomatic improvement as measured by International Prostate Symptom Score (I-PSS) and to evaluate other efficacy endpoints and the safety at the different doses.

The Phase 3 randomized, placebo controlled, double-blind trial, which was initiated in August 2005, also enrolled men with moderate to severe BPH. After a two-week placebo run-in period, 567 patients were randomized to receive placebo or one of two doses of TH-070 (50mg or 150mg) daily for twelve weeks and to be followed off therapy for one additional month. The primary objective was to evaluate the efficacy of TH-070 compared to placebo as measured by I-PSS. Dosing in this trial was prematurely discontinued at the same time that we announced the partial clinical hold in the U.S. TH-070 program due to certain adverse events relating to elevated liver enzymes.

The interim analysis of the Phase 2 data did not demonstrate a clear dose response in IPSS at four weeks of treatment. The mean I-PSS change from baseline as measured following placebo run-in to one month of treatment ranged from -2.1 to -2.5 across the five dose groups, including the placebo control.

The interim analysis of the Phase 3 data did not demonstrate a statistically significant difference in I-PSS between either of the two drug dose groups (50mg and 150mg) and placebo. The mean I-PSS change from baseline as measured following the placebo run-in to four weeks of treatment ranged from -1.9 to -2.9 and to twelve weeks of treatment ranged from -4.4 to -5.4. There was no statistically significant difference in any of the secondary endpoints with the exception of change in prostate specific antigen (“PSA”) which did show statistical significance at certain time points.

The interim safety results from the Phase 2 and Phase 3 trials include seven cases of myalgia and four cases of testicular pain. Across all TH-070 clinical trials, there were 15 patients who had elevations in liver enzymes (as defined by elevations greater than three times the upper limit of normal), two of whom were in the placebo group. Six of the patients with elevated liver enzymes were deemed to have experienced serious adverse events.

As a result of discontinuing the TH-070 program, in August 2006, we adopted a plan to reduce our operating expenses. The plan included eliminating 29 full-time employees, or approximately a 35% reduction in staff affecting all areas of the Company, and to reduce other expenses.

Discovery Research

We have research programs focused on targeting the hypoxic microenvironment of solid tumors. Solid tumors possess chaotic and insufficient blood flow resulting in regions which are starved for oxygen, or hypoxic. These extremely low oxygen conditions are not found in normal tissue and these hypoxic zones are found in virtually all solid tumors. The hypoxic zones of tumors are known to be resistant to standard chemotherapeutics and to radiation therapy. Tumor hypoxia correlates with poor prognosis in cancer patients and represent a significant unmet medical need. The general nature of hypoxia in solid tumors offers the possibility for cancer therapeutics which are useful in many indications and hence a large market opportunity.

Our most advanced efforts targeting these regions are the design and development of novel cytotoxic prodrug compounds. A prodrug is an inactive compound that is converted in the human body by enzymatic processes that result in the formation of an active drug. The prodrug concept is well established in chemotherapy, but it was initially only employed to modify the pharmacokinetic properties of compounds through non-specific activation processes. Only more recently has the concept been put to use in the design of agents that are selectively activated in tumor tissues through specific activation processes.

Our prodrugs have two distinct parts, a toxic portion and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated by low oxygen concentration in the hypoxic zones of solid tumors. Once activated, the toxin kills cells in its vicinity. We have designed prodrugs that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. We have identified a clinical candidate, TH-302, which is highly selective and produces a conventional DNA cross-linking toxin upon activation. Hypoxically activated prodrugs of other toxin classes are being pursued. Lead compounds have demonstrated promising in vitro data, and additional characterization, evaluation and optimization of these compounds is currently underway.

Our expertise includes broad capabilities in lead synthesis, assay development and in vitro and in vivo compound evaluation. Our medicinal chemistry expertise allows us to turn initially promising compounds generated by our chemists into drug candidates. We believe that our research focus combined with our medicinal chemistry expertise provide us with the capacity to identify, discover and develop novel therapies.

During the years ended December 31, 2006, 2005 and 2004, we spent $46.3 million, $36.0 million and $16.3 million, respectively, on research and development activities.

Our Strategy

Our goal is to create a leading biotechnology company that develops and commercializes drugs based on Metabolic Targeting with an initial focus on cancer. Key elements of our strategy are to:

•

Develop glufosfamide, 2DG and TH-302 successfully. For glufosfamide, we have ongoing Phase 2 trials in pancreatic cancer, small cell lung and ovarian cancer. The Phase 3 trial for the second-line treatment of metastatic pancreatic cancer did not meet its primary endpoint for overall survival. The data from the trial will be fully analyzed and the safety database leveraged for other ongoing studies. For 2DG, we have an ongoing Phase 1 trial to evaluate the safety, blood levels and maximum tolerated dose in patients with solid tumors. For TH-302, if the preclinical tests are supportive, we expect to file an IND in the first half of 2007. We intend to advance all of our clinical programs aggressively and are also exploring additional indications for these product candidates.

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

Manufacturing and Supply

The production of glufosfamide, 2DG and TH-302 employs small molecule organic chemistry procedures that are standard for the pharmaceutical industry. We currently rely on contract manufacturers for the manufacture of active pharmaceutical ingredient, or API, and final drug product of glufosfamide, 2DG, TH-302 and any other products or investigational drugs for development and commercial purposes. We intend to continue to use our financial resources to accelerate the development of our product candidates rather than diverting resources to establish our own manufacturing facilities.

Our initial supplies of glufosfamide were prepared by a subsidiary of Baxter International, Inc. and were used to initiate our current clinical trials. We are currently using glufosfamide API and drug product that were manufactured by other suppliers and we believe this material will be sufficient to complete our currently ongoing Phase 2 trials. We are in the process of identifying and qualifying an additional vendor to manufacture glufosfamide API. If we experience unexpected delays, or if the API or finished product does not meet specifications, we may experience a significant delay in completion of existing trials and the initiation of additional trials.

While we have sufficient supply of 2DG API, our existing supply of clinical trial material may not be sufficient for our ongoing clinical trials through 2007. We are currently in the process of manufacturing additional 2DG drug product, but if we are not successful we may experience a significant delay in our 2DG clinical program.

We are currently using a contract manufacturer to manufacture TH-302 API and are in the process of final drug product formulation for the initiation of our planned Phase 1 trial in 2007. If we are not successful in manufacturing sufficient quantities of TH-302 API and drug product, we may experience a significant delay in our TH-302 clinical program.

We will need to enter into additional agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them. These products will need to satisfy all cGMP manufacturing requirements, including passing product specifications. Our inability to satisfy these requirements could delay our clinical programs.

Sales and Marketing

We currently intend to build our own sales force to market our cancer drugs and to maintain commercial rights to our cancer products in the United States and potentially in Europe. Because the United States cancer market is relatively concentrated, we believe we can effectively target it with a small specialized sales force. We may pursue strategic collaborations to commercialize or co-promote our products for cancer in other territories and on a worldwide basis for indications treated by large physician populations. We currently have no marketing, sales or distribution capabilities. In order to commercialize any of our drug candidates, we must develop these capabilities internally or through collaborations with third parties.

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

In consideration for our licenses under this agreement, we paid an upfront license fee of $100,000 and development milestone payments of $100,000 and $1.3 million. We are obligated to make certain additional development milestone payments, with the next such payment of $1.0 million due in connection with the filing of a new drug application with the FDA for glufosfamide. Future milestone payments in connection with the development of glufosfamide and United States and foreign regulatory submissions and approvals could equal $8.0 million, and sales-based milestone payments could total up to $17.5 million. Following regulatory approval, we will be obligated to pay up to mid-single digit royalties to Baxter based on sales of glufosfamide products.

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

We may terminate the agreement at any time by making certain payments to MediBIC ranging from $7.0 million to $15.0 million, depending on the stage of development of the glufosfamide product. Otherwise, the agreement will continue until the expiration of the last-to-expire patent in a country in the Asian countries covered by the agreement that is owned or controlled by us and claims glufosfamide, its use for the treatment of cancer or a process to make such compound in such country.

2DG License

In November 2002, we entered into an exclusive license agreement with Dr. Theodore J. Lampidis and Dr. Waldemar Priebe. This agreement gives us exclusive worldwide rights to international patent application US01/07173, to all of its United States counterpart and priority applications, and any United States and foreign patents and patent applications that claim priority from such applications. Two United States patents and one foreign patent licensed under this agreement have been issued. These patents and the related applications cover the treatment of cancer with 2DG or certain other glycolytic inhibitors, alone or in combination with certain other cancer drugs.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of December 31, 2006, we owned four issued United States and three issued foreign patents, 34 pending United States patent applications (including both provisional and utility patent applications); 13 international, or PCT, patent applications; and 90 pending foreign national patent applications; and held exclusive commercial rights to one issued United States patent and 24 issued foreign counterparts of this patent, and one additional foreign patent relating to our glufosfamide product candidate; and to one issued United States patent and one issued foreign patent and two foreign applications and two United States continuation counterpart applications (one of which was issued in January 2007) of these issued patents and one United States provisional patent application relating to our 2DG product candidate or certain other glycolytic inhibitors. Fifty-nine of the 137 pending US, PCT, and foreign national patent applications and 3 of the 7 issued US and foreign patents owned by us as of December 31, 2006, relate to our now discontinued TH-070 program; many of the pending applications and some of the issued patents may be abandoned to reduce patent expenses.

Intellectual Property Related to Glufosfamide

Our glufosfamide product candidate is covered by one issued United States patent and 24 issued foreign counterpart patents, as well as one issued foreign patent relating to a method for its manufacture. These patents are owned by Baxter, which has exclusively licensed them to us. The major European market counterparts of the United States patent expire in 2009, and the United States patent expires in 2014. Under the Hatch-Waxman Act in the United States, and similar laws in Europe, there are opportunities to extend the term of a patent for up to five years. Although we believe that our glufosfamide product candidate will meet the criteria for patent term extension, there can be no assurance that we will obtain such extension. Based on our current clinical timeline, if such an extension were obtained, then we expect that it would be for approximately three years or less in the United States. We also own one United States patent application and seven counterpart foreign patent applications describing methods for the identification of patients likely to be most responsive to glufosfamide therapy. We also own one United States patent application and seven counterpart foreign patent applications and three international patent applications describing the use of glufosfamide, alone or in combination with other cancer drugs, including gemcitabine, to treat pancreatic cancer, including gemcitabine-resistant pancreatic cancer and certain other types of cancer. In addition, we own two United States provisional patent applications, one for a new unit dose form and the other for a new method of synthesis, relating to our glufosfamide product candidate.

Intellectual Property Related to 2DG

Our 2DG product candidate is protected by two issued United States patents and one foreign claiming methods for treating breast and other specific cancer with 2DG in combination with either paclitaxel or docetaxel or certain other cancer drugs, as well as two United States continuation patent applications and two foreign counterpart patent applications claiming the use of 2DG or certain other glycolytic inhibitors alone or in combination with certain other drugs to treat cancer. The term of any patent that issues on these applications is not expected to lapse until 2020, assuming patent term extension is not available. We have licensed exclusive commercial rights to these patents from the inventors. In addition, we have licensed a United States provisional patent application from the University of Miami focused on the use of 2DG and certain other compounds as inhibitors of glycosylation (not glycolysis) for the treatment of cancer. We are not currently pursuing such an indication in our clinical trial. In addition, we own one issued United States patent that claims methods for administering 2DG to treat cancer and one United States continuation patent application of this application and 16 foreign counterpart patent applications that claim methods for dosing, administering, and formulating 2DG to treat cancer. We also own one United States provisional patent application relating to a method for purifying 2DG; one international patent application relating to the use of 2DG in the treatment of Metabolic Syndrome; one United States patent application relating to a method for analyzing the purity of 2DG; and two United States provisional patent applications relating to the use of 2-DG in the treatment of specific types of cancer. The term of any patent that issues on these applications is not expected to lapse until 2024, assuming patent term extension is not available.

Intellectual Property Related to Our Discovery Research

We own three United States patent applications, seven United States provisional patent applications, three international patent applications, and 15 foreign national counterparts of one of the United States patent applications, and one foreign national counterpart of one of the international patent applications based on our research on hypoxia-activated prodrugs, claiming compounds and their use as cancer drugs. Our TH-302 clinical product candidate and its use in the treatment of cancer are claimed in one of these international patent applications and a corresponding foreign national counterpart of that application. We are seeking compound per se patent protection for our TH-302 clinical product as well as claims directed to its use, alone or in combination with other cancer drugs, in the treatment of cancer.

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

The biotechnology and biopharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For so long as our product candidates are in clinical trials, we believe our clinical activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. This exemption does not apply to commercialization activities, however, if our product candidates are commercialized, the possibility of a patent infringement claim against us increases. While we attempt to ensure that our clinical product candidates and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights, there can be no assurance that they do not, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Each cancer indication for which we are developing products has a number of established medical therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing cancer development programs, including traditional therapies and therapies with novel mechanisms of action. Our glufosfamide product candidate for pancreatic cancer will compete with Gemzar, Tarceva and 5-flurouracil (“5-FU”), and other approved chemotherapy drugs from other pharmaceutical and biotech companies used off-label in pancreatic cancer. A number of biotechnology and pharmaceutical companies are marketing and/or developing cancer therapeutics competing in ovarian, small cell lung and soft tissue carcinoma. Such companies include: AstraZeneca PLC, Genentech, Bristol-Myers Squibb, Eli Lilly and Company, GlaxoSmithKline plc, Hoffmann LaRoche & Co., Johnson & Johnson, Merck KGaA, Novartis AG, Pfizer, Inc., Amgen Inc., ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Telik, Inc., Sunesis, Ariad and Ziopharma.

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

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after a drug receives approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. The product may be subject to withdrawal of the approval if effectiveness is not confirmed in the Phase 4 studies. Any products manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

In September 2006, the FDA granted orphan drug designation to glufosfamide, for the treatment of pancreatic cancer. For those indications meeting the orphan drug requirements, we intend to seek orphan drug designation for the cancer indications that our glufosfamide and 2DG product candidates are intended to treat. Obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

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

While the Hatch-Waxman Amendments provide certain patent term restoration and exclusivity protections to innovator drug manufacturers, it also permits the FDA to approve ANDAs for generic versions of their drugs. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not require the conduct and submission of clinical studies demonstrating safety and effectiveness for that product. Instead of safety and effectiveness data, an ANDA applicant needs only to submit data demonstrating that its product is bioequivalent to the innovator product as well as relevant chemistry, manufacturing and control data. The Hatch-Waxman Amendments also instituted a third type of drug application that requires the same information as a NDA including full reports of clinical and preclinical studies except that some of the information from the reports required for marketing approval comes from studies which the applicant does not own or have a legal right of reference. This type of application, a “505(b)(2) NDA,” permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.

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

Employees

As of December 31, 2006, we had 52 employees, including 17 who hold Ph.D. and/or M.D. degrees. Thirty-seven of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Our Corporate Information

We were incorporated in Delaware on October 17, 2001. Our principal executive offices are located at 1300 Seaport Boulevard, Redwood City, California, 94063. Our telephone number is (650) 474-8200.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

You may obtain a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.thresholdpharm.com or by contacting the Investor Relations Department at our corporate offices by calling (650) 474-8200.

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

Our Phase 3 trial for the second-line treatment of metastatic pancreatic cancer, which was intended to be a pivotal trial, the results of which would have supported FDA approval, did not meet its primary endpoint for overall survival. Earlier Phase 1 and Phase 2 safety trials of glufosfamide were conducted on small numbers of patients and were designed to evaluate the activity of glufosfamide on a preliminary basis. However, these trials were not designed to demonstrate the efficacy of glufosfamide as a therapeutic agent. No drug for second line pancreatic cancer has been approved in the United States. Although we may discuss the results from our Phase 3 glufosfamide trial with the FDA to seek guidance and agreement of a revised regulatory strategy towards approval of glufosfamide in patients with pancreatic cancer, such approval will likely require additional clinical trials of uncertain duration and significant additional expense. In Phase 2 studies, glufosfamide has not shown clinical activity for the treatment of glioblastoma and has only demonstrated marginal activity for the treatment of non-small cell lung cancer. We are conducting additional Phase 2 clinical trials of glufosfamide in patients with ovarian cancer, small cell lung cancer and soft tissue sarcoma, but we cannot be certain that glufosfamide will show clinical activity in these trials. The FDA will likely require us to conduct additional clinical trials or other studies prior to accepting our NDA or granting marketing approval.

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

In September 2006, the FDA granted orphan drug designation to glufosfamide, for the treatment of pancreatic cancer. For those drugs that meet the eligible requirements, we intend to seek orphan drug designation for the cancer indications that our glufosfamide and 2DG product candidates are intended to treat. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the year ended December 31, 2006, we had a net loss of $55.7 million and we had an accumulated deficit of $134.7 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates at least within the next couple of years. Therefore we expect to continue to have significant losses for at least the next several years.

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

If our cancer product candidates are approved for commercial sale, we plan to establish our own sales force to market them in the United States and potentially Europe. We currently have no experience in selling, marketing or distributing pharmaceutical products and do not have a sales force to do so. Before we can commercialize any products, we must develop our sales, marketing and distribution capabilities, which is an expensive and time consuming process and our failure to do this successfully, could delay any product launch. Our efforts to develop internal sales and marketing capabilities could face a number of risks, including:

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

In August 2006, we announced a plan to reduce the number of full-time employees by 29 employees. As of December 31, 2006, we had 52 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our strategy.

The reduction in our work force may cause difficulties in conducting operations and maintaining an effective work environment.

The reduction in our work force in August 2006 imposed significant added responsibilities on remaining management and other employees, including the need to consolidate job functions and to conduct operation with fewer employees. We expect that we will need to increase our use of various third parties, including contract research organizations, manufacturers and others, including potential collaborators, in order to continue and conduct some operations. Our ability to manage our operations and outside relationships will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to do this effectively, it may be difficult for us to execute our business strategy.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture glufosfamide, 2DG and TH-302. If these parties do not manufacture the active pharmaceutical ingredients or finished products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

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

Our initial supplies of glufosfamide were prepared by a subsidiary of Baxter International, Inc. and were used to initiate our current clinical trials. We are currently using glufosfamide API and drug product that were manufactured by our primary contract manufacturer and we believe this material will be sufficient to complete our currently ongoing Phase 2 and Phase 3 trials. We are in the process of identifying and qualifying an additional vendor to manufacture glufosfamide API. If we experience unexpected delays, or if the API or finished product does not meet specifications, we may experience a significant delay in completion of existing trials and the initiation of additional trials.

While we have sufficient supply of 2DG API, our existing supply of clinical trial material may not be sufficient for our ongoing clinical trials through 2007. We are currently in the process of manufacturing additional 2DG drug product, but if we are not successful we may experience a significant delay in our 2DG clinical program.

We are currently using a contract manufacturer to manufacture TH-302 API and are in the process of final drug product formulation for the initiation of our planned Phase 1 trial in 2007. If we are not successful in manufacturing sufficient quantities of TH-302 API and drug product, we may experience a significant delay in our TH-302 clinical program.

We will need to enter into additional agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them. We cannot be certain that we can do so on favorable terms, if at all. The products will need to satisfy all cGMP manufacturing requirements, including passing specifications. Our inability to satisfy these requirements could delay our clinical programs.

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

Our ability to commercialize our product candidates depends on our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of cancer therapies or in fields that otherwise may relate to our product candidates. We are also aware of a patent that claims certain agents, including 2DG, to inhibit the import of glucose-6-phosphate into the endoplasmic reticulum of a cell. We do not know whether administration of 2DG for our intended uses inhibits such import. If it does, we would be required to license the patent or risk that a claim of infringement could be made. If we are shown to infringe, we could be enjoined from use or sale of the claimed invention if we are unable to prove that the patent is invalid. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or any other compound that we may develop, may infringe, or which may trigger an interference proceeding regarding one of our owned or licensed patents or applications. There could also be existing patents of which we are not aware that our product candidates may inadvertently infringe or which may become involved in an interference proceeding.

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

Our competitors may succeed in developing products that are more effective, have fewer side effects and are safer or more affordable than our product candidates, which would render our product candidates less competitive or noncompetitive. These competitors also compete with us to recruit and retain qualified scientific and management personnel, establish clinical trial sites and patient registration for clinical trials, as well as to acquire technologies and technology licenses complementary to our programs or advantageous to our business. Moreover, competitors that are able to achieve patent protection obtain regulatory approvals and commence commercial sales of their products before we do, and competitors that have already done so, may enjoy a significant competitive advantage.

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

If we succeed in marketing products, product liability claims could result in an FDA investigation of the safety or efficacy of our products, our manufacturing processes and facilities or our marketing programs. An FDA investigation could also potentially lead to a recall of our products or more serious enforcement actions, or limitations on the indications, for which they may be used, or suspension or withdrawal of approval.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our clinical trials;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and

•	loss of any of our key scientific or management personnel.

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

As of February 28, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 50.4% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

We sublease approximately 33,700 square feet of laboratory and office space in Redwood City, California under an agreement that terminates in February 2010. We lease an additional 6,489 square feet of laboratory space in Redwood City, California under an agreement that terminates in February 2010. On February 3, 2006, we entered into a lease for additional 34,205 square feet of office space at our Redwood City headquarters that terminates in 2011 and extends our lease on the current space to 2011. We believe these facilities are suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings that could have a material impact on our business or financial condition. We are subject to various routine claims and legal proceedings that arise in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote for our stockholders, through solicitation of proxies or otherwise, in the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ Global Market under the symbol “THLD” since February 4, 2005. Prior to that time there was no public market for our stock. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by The NASDAQ Global Market for the periods indicated below. These prices do not include retail markups, markdowns or commissions.

	High	Low
Year Ended December 31, 2006:
First Quarter	$15.69	$12.80
Second Quarter	$16.98	$3.00
Third Quarter	$3.66	$1.42
Fourth Quarter	$4.23	$2.46

Year Ended December 31, 2005:
First Quarter (from February 4, 2005)	$7.50	$5.37
Second Quarter	$8.50	$5.40
Third Quarter	$14.09	$7.93
Fourth Quarter	$15.43	$8.77

We estimate that there were approximately 92 holders of record of our common stock as of February 28, 2007.

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

Performance Graph

The following graph compares the cumulative total stockholder return data for the Company’s stock since February 4, 2005 (the date on which the Company’s stock was first registered under Section 12 of the Securities Exchange Act of 1934, as amended) to the cumulative return over such period of (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. The graph assumes that $100 was invested on February 4, 2005, the date on which the Company completed the initial public offering of its common stock, in the common stock of the Company and in each of the comparative indexes. The graph further assumes that such amount was initially invested in the common stock of the Company at a per share price of $7.00, the price to which such stock was first offered to the public by the Company on the date of its initial public offering, and reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	02/04/05	12/30/05	12/29/06
Threshold Pharmaceuticals, Inc.	100.00	206.43	52.86
Nasdaq Composite	100.00	105.69	115.75
Nasdaq Biotechnology	100.00	106.54	107.63

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

(b) In connection with our initial public offering on February 4, 2005, Registration No. 333-114376, we sold 6,112,601 shares of our common stock for net offering proceeds to us after deducting expenses totaling $38.1 million. As of March 31, 2006, we used approximately $39.3 million, which included all of the net proceeds of our initial public offering, including approximately $25.8 million for the clinical development of glufosfamide, TH-070 and 2DG, $6.2 million for research and development of additional product candidates, and approximately $7.3 million for working capital, capital expenditures and other general corporate purposes.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/2005 to 10/31/2006	91,373	$0.53	—	—
11/01/2006 to 11/30/2006	—	$—	—	—
12/01/2006 to 12/31/2006	3,480	$0.53	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,074,801	$2.60	2,853,712
Equity compensation plans not approved by stockholders	—	—	—

Total	2,074,801	$2.60	2,853,712	(1)(2)

(1)	Includes 922,377 shares of common stock issuable under our 2004 Employee Stock Purchase Plan.
(2)	On January 1, 2006, and annually thereafter, the authorized shares for the 2004 Equity Incentive Plan will automatically be increased by a number of shares equal to the lesser of:
•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;
•	1,214,402 shares; or
•	an amount determined by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

We are a development stage company. The following selected statement of operations data for the years ended December 31, 2006, 2005, and 2004 and balance sheet data as of December 31, 2006 and 2005 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected statement of operations data for years ended December 31, 2003 and 2002, and balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read together with our financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K. As discussed in Note 9 in Item 8 “Financial Statements and Supplementary Data”, on January 1, 2006, the Company began accounting for stock options and stock purchase rights under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which requires the recognition of the fair value of stock-based compensation.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Revenue	$1,461	$690	$—	$—	$—

Operating expenses:
Research and development (1)	46,267	35,991	16,327	6,252	2,179
General and administrative (1)	14,453	11,235	7,649	2,057	306

Total operating expenses	60,720	47,226	23,976	8,309	2,485

Loss from operations	(59,259)	(46,536)	(23,976)	(8,309)	(2,485)
Interest and other income, net	3,729	2,159	443	65	27
Interest expense	(156)	(31)	(33)	(59)	—

Net loss	(55,686)	(44,408)	(23,566)	(8,303)	(2,458)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(40,862)	—

Net loss attributable to common stockholders	(55,686)	$(44,408)	$(23,566)	$(49,165)	$(2,458)

Net loss per common share:
Basic and diluted	$(1.53)	$(1.63)	$(20.25)	$(501.68)	$(34.62)

Weighted average number of shares used in per common share calculations:
Basic and diluted	36,337	27,173	1,164	98	71

(1) Includes employee and non-employee non-cash stock-based compensation of:
Research and development	$5,008	$5,951	$2,960	$313	$21
General and administrative	$5,141	3,470	3,015	753	1

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$52,810	$99,654	$28,665	$40,818	$6,260
Working capital	43,698	90,655	21,967	40,177	6,154
Total assets	57,034	102,101	32,213	41,270	6,726
Notes payable, less current portion	1,247	151	382	242	—
Total liabilities	12,796	12,733	8,847	1,126	416
Redeemable convertible preferred stock	—	—	49,839	49,839	8,977
Total stockholders’ equity(deficit)	44,238	89,368	(26,473)	(9,695)	(2,667)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on the discovery and development of drugs based on Metabolic Targeting, an approach that targets fundamental differences in metabolism between normal and certain diseased cells. Two of our product candidates were designed to utilize Metabolic Targeting through the potential targeting of the increased uptake of glucose in cancer cells relative to most normal cells. These product candidates, glufosfamide and 2-deoxyglucose (“2DG”), share certain structural characteristics with glucose but act instead as poisons when taken up by a cancer cell. Our other product candidate, TH-302, and the other compounds our scientists are creating and testing in our laboratories, use Metabolic Targeting by targeting the decreased blood supply and oxygenation of most tumor tissues relative to normal tissue. These compounds are relatively non-toxic when oxygen is present, as in healthy tissues, but undergo a chemical conversion in the presence of low levels of oxygen that converts them into toxic compounds that may kill cancer cells. This pipeline of drug candidates is designed to target tumor cells selectively, and we believe that our drugs could be more efficacious and less toxic to healthy tissues than conventional drugs, and thereby provide significant improvement over current therapies.

Our initial clinical focus is on product candidates for the treatment of cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

Glufosfamide is our lead product candidate for the potential treatment of cancer. We initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer in September 2004, and completed enrollment in August 2006. In February 2007, we announced that this Phase 3 clinical trial failed to reach its primary endpoint of survival benefit for patients with metastatic pancreatic cancer that have relapsed following chemotherapy with gemcitabine. In July 2006, we completed enrollment in the Phase 2 stage of a study of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer. Top line results were announced in December 2006 and, final results are expected in third quarter of 2007. We have initiated Phase 2 trials of glufosfamide in platinum-resistant ovarian and recurrent sensitive small cell lung cancer, and plan to initiate a Phase 2 trial in soft-tissue sarcoma in the first half of 2007. Enrollment in these trials is expected to be completed in 2007, with results reported in 2008.

•

2-deoxyglucose, or 2DG, our second product candidate for the potential treatment of cancer, is being evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This trial began in the first quarter of 2004 and we expect to complete enrollment for this trial in the first half of 2007. Top-line results are expected in the third quarter of 2007.

•

TH-302 is a hypoxically activated prodrug for the potential treatment of solid tumors, and is in late-stage preclinical testing. TH-302 was discovered by Threshold, is a novel drug candidate that is activated under the metabolic conditions typical of certain cancer cells. If the preclinical tests are supportive we plan to file an IND with the FDA in the first half of 2007.

We also are working to discover novel drug candidates that will specifically target cancer cells and are actively seeking to in-license other promising compounds or programs.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and, prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of December 31, 2006 we had cash, cash equivalents, and marketable securities of $52.8 million. The net loss for 2006 was $55.7 million and the cumulative net loss since our inception through December 31, 2006 was $134.7 million.

In July 2006, we announced we were discontinuing development of TH-070 for benign prostatic hyperplasia (“BPH”) based on safety and efficacy results of recently concluded Phase 2 and Phase 3 trials. In August, 2006, we adopted a plan to reduce our operating expenses, which included eliminating 29 full-time employees, or approximately a 35% reduction in staff affecting all areas of the Company. As a result of the staffing reduction we incurred severance benefits of approximately $1.0 million in the third quarter of 2006. Annual cash savings from the reduction in salary and benefit expenses are estimated to be approximately $4.0 million. We also expect additional savings in certain non employee-related costs.

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

Revenue

We have not generated any revenue from the sale of our product candidates since our inception and do not expect to generate any revenue from the sale of our product candidates at least within the next couple of years. Through 2006, we recognized $2.2 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co., Ltd., or MediBIC, for the development of glufosfamide in Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to continue through 2008. We are responsible for all development activities under this agreement.

Research and Development Expenses

Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. We recognize expenses as they are incurred. Our accruals for expenses associated with preclinical and clinical studies and contracts associated with clinical materials are based upon the terms of the service contracts, the amount of services provided and the status of the activities. We expect annual research and development expenses will decrease significantly in the future as we progress with a reduced workforce and smaller clinical trials. From inception through December 31, 2006, we incurred an aggregate of $107.1 million on research and development expenses, including non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, finance, patent, accounting and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not staff or only partially staff, including public relations, market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs. From inception through December 31, 2006, we incurred an aggregate of $35.9 million on general and administrative expenses, including non-cash stock-based compensation expense.

Stock-Based Compensation

Prior to January 1, 2006, we used the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for employee stock options, and present disclosure of pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). For stock options granted to employees no compensation expense was recognized unless the exercise price was less than fair market value at the date of grant. Stock-based compensation expense was recognized under APB No. 25 for options granted prior to the Company’s initial public offering of its common stock in February 2005 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock based on the anticipated initial public offering stock price.) In anticipation of our initial public offering which was completed in February 2005, we determined that, for accounting purposes, the deemed fair value of our common stock was greater than the exercise price for certain options. As a result, we have recorded deferred stock-based compensation for these options of $0.5 million, $20.4 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. This expense, which is a non-cash charge, has been amortized over the period in which the options vest, which is generally four years. The amortization of this expense recognized for the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $5.3 million and $5.3 million, respectively. Beginning January 1, 2006, we began accounting for stock-based compensation using the fair value method prescribed by SFAS No. 123 “Share-Based Payment.—An Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), issued by the Financial Accounting Standards Board in December 2004. Refer to the discussion of accounting treatment of stock based compensation below under Critical Accounting Policies.

Results of Operations for the Years Ended December 31, 2006 and 2005

Revenue

For the years ended December 31, 2006 and 2005, we recognized $1.5 million and $0.7 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC for the development of glufosfamide in Japan and several other Asian countries. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to be through 2008. We are responsible for all development activities under this agreement.

Research and Development

Research and development expenses were $46.3 million for the year ended December 31, 2006 compared to $36.0 million for the year ended December 31, 2005. The $10.3 million increase in expenses is due to a $6.1 million increase in clinical and development expenses and $4.6 million in higher staffing and facilities expenses, including $0.6 million in severance expense related to staff reductions. In addition, stock-based compensation expense decreased by $0.9 million primarily due to a $3.4 million decrease in non-employee stock based compensation expense and amortization of our deferred stock compensation charge partially offset by a $2.5 million increase in employee stock based compensation as result of our adoption of SFAS 123(R) beginning January 1, 2006.

Research and development expenses by project (in thousands)	Year ended December 31,
	2006	2005	2004
Glufosfamide	$17,018	$12,009	$7,522
TH-070	15,647	13,842	3,269
TH-302	2,410	—	—
2DG	1,640	2,498	2,897
Discovery research	9,552	7,642	2,639

Total research and development expenses	$46,267	$35,991	$16,327

Research and development expenses associated with glufosfamide were $17.0 million for the 2006 and $12.0 million for 2005. This increase is due to a $3.3 million increase in clinical and manufacturing expenses and a $1.5 million increase in staffing expenses. Research and development expenses associated with TH-070 were $15.6 million for 2006 and $13.9 million for the 2005. This increase in expenses was due to an increase of $2.7 million in expenses associated with our Phase 2 United States trial (initiated in June 2005) and our EU Phase 3 trial (initiated in August 2005). These increases were partially offset by $0.7 million in lower stock based compensation and staffing expenses for the TH-070 project. Research and development expenses associated with our internally discovered compound TH-302 were $2.4 million in 2006, as the compound progressed through preclinical studies. Research and development expenses associated with 2DG were $1.6 million for 2006 and $2.5 million for 2005. This decline was primarily due to lower clinical expenses. Discovery research and development expenses were $9.6 million for 2006 and $7.6 million for 2005. The $2.0 million increase was primarily due to increases in staffing costs to support expansion of our discovery research programs.

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

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials, start additional trials and continue our discovery efforts. Research and development expenses are expected to decrease in 2007 compared to 2006 due to a smaller clinical trials and a reduced workforce.

General and Administrative

General and administrative expenses were $14.5 million for 2006, compared to $11.2 million for 2005. The $3.3 million increase reflects $1.4 million increase in staffing expenses including $0.4 million in severance expense related to staff reductions, an increase in stock-based compensation expenses of $1.7 million primarily due to the adoption of SFAS 123(R) and additional expenses associated with being a public company.

We currently expect our general and administrative expenses to decrease in 2007 due to lower salary and benefit related expenses as a result of 2006 staff reductions and no anticipated material changes in administrative and infrastructure costs.

Interest and Other Income

Interest income for 2006 was $3.7 million compared to $2.2 million for 2005. The increase was primarily due to higher invested cash balances and higher average interest rates during 2006 compared to the prior year due to proceeds received from our follow-on offering completed in October 2005.

Interest Expense

Interest expense for the years ended December 31, 2006 and 2005 was $0.2 million and $31,000, respectively, reflecting the increase in the balance of our note payable due to $2.6 million of borrowing in 2006 against our amended loan and security agreement.

Results of Operations for the Years Ended December 31, 2005 and 2004

Revenue

For the year ended December 2005, we recognized $0.7 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC for the development of glufosfamide in

Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue is being recognized on a straight-line basis over the estimated development period or through 2008.

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

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2006 of $134.7 million. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates at least within the next couple of years. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of our common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

At December 31, 2006, we had cash, cash equivalents and marketable securities of $52.8 million compared to $99.7 million and $28.7 million at December 31, 2005 and 2004, respectively.

Net cash used in operating activities for the years ended December 31, 2006, 2005 and 2004 was $46.4 million, $29.9 million and $10.8 million, respectively. For the year ended December 31, 2006, cash used in operations resulted from the net loss for the year after adding back non-cash charges for stock-based compensation expense, depreciation expenses and deferred revenue. For the year ended December 31, 2005, cash used in operations resulted from the net loss for the year after adding back non-cash charges for stock-based compensation expense, additional accruals for clinical and development expenses and personnel-related expenses, depreciation expense and deferred revenue. For the year ended December 31, 2004 cash used in operations was attributable to our net loss after adjustments for non-cash charges related to the amortization of deferred stock-based compensation, an increase in accrued liabilities for clinical trials and staffing, and the receipt of a research and development contract advance under our development agreement with MediBIC.

Net cash used in investing activities of $2.4 million, $11.5 million and $15.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, was primarily used for purchases of marketable securities of $42.9 million, $38.9 million and $38.2 million in 2006, 2005 and 2004, respectively, capital spending of $2.4 million, $1.2 million and $1.0 million in 2006, 2005 and 2004, respectively, partially offset by sales of marketable securities of $43.2 million, $28.4 million and 24.0 million in 2006, 2005 and 2004, respectively.

Net cash provided by financing activities was $2.3 million for the year ended December 31, 2006, which was primarily attributable to borrowings under a loan and security agreement, net of repayments and to lesser extent cash from stock option exercises and sale stock under the employee stock purchase plan. Net cash provided by financing activities was $102.0 million for the year ended December 31, 2005, primarily from the two public offerings completed during the year: our initial public offering that was completed in February and raised $38.1 million of net proceeds, and our follow-on offering that was completed in October and raised $62.4 million of net proceeds. Net cash used by financing activities was $0.1 million for the year ended December 31, 2004, primarily for deferred costs related to the initial public offering in February 2005, which were partially offset by borrowings under a loan agreement, net of repayments.

We expect 2007 cash requirements to be in the range of $30.0 million to $35.0 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2006 will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, we may need or choose to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our research and development, which could delay the time to market for any of our product candidates.

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at December 31, 2006. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At December 31, 2006, the total amount due under this facility was

$2.5 million. We may borrow up to an additional $1.4 million for equipment purchases. The amended agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at the financial institution. At December 31, 2006, we were in compliance with this covenant.

In August 2004, we entered into a noncancelable facilities sublease agreement that expires on February 28, 2010 for our headquarters in Redwood City, California. On April 1, 2005, we entered into a noncancelable facilities lease agreement that expires on February 28, 2010 for additional laboratory space in Redwood City, California.

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

In addition, the lease requires us to pay certain taxes, assessments, fees and other costs and expenses associated with the premises as well as a customary management fee. We are also responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, we furnished a letter of credit to the landlord for approximately $0.3 million.

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of December 31, 2006, are as follows (in thousands):

	Within one year	One to three years	Four to five years	After five years	Total
Facilities sublease and lease	$1,232	$2,756	$2,591	$—	$6,579
Notes payable, principal and interest	1,127	1,313	—	—	2,440
Purchase commitments	1,581	—	—	—	1,581

Total	$3,940	$4,069	$2,591	$—	$10,600

In November 2004, we entered into an agreement with MediBIC to develop glufosfamide in Japan and several other Asian countries, and received an upfront payment of $5.0 million contingent upon the finalization of the clinical development plan. In July 2005, we finalized the development plan with MediBIC and began recognizing revenue from the upfront payment on a straight-line basis over the development period, currently estimated to be through 2008. We are responsible for all development activities under this agreement. We will also be required to make royalty payments upon product commercialization. We may terminate the agreement at any time by making certain payments ranging from $7.0 million to $15.0 million, depending on the stage of development of the glufosfamide product in Japan.

In August 2003, we entered into an agreement with Baxter International and Baxter Healthcare S.A., together Baxter, for the licensing and development of glufosfamide. Under this agreement, we paid Baxter an upfront license fee of $0.1 million and a $0.1 million development milestone in 2003. We also made a development milestone payment of $1.3 million in November 2004 and we are obligated to make certain additional development milestone payments, with the next payment due in connection with the filing of a new drug application with the FDA for glufosfamide. We will be required to make a milestone payment of $1.0 million within 30 days of filing an NDA for glufosfamide with the FDA. Future milestone payments in connection with the development of glufosfamide and United States and foreign regulatory submissions could total up to $8.0 million, and sales-based milestone payments could total up to $17.5 million. Following regulatory approval, we will be obligated to pay up to mid-single digit royalties to Baxter based on sales of glufosfamide products. We cannot be certain when, if ever, we will have to make development or sales-based milestone or royalty payments to Baxter.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

We incurred net operating losses for the years ended December 31, 2006, 2005, and 2004 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2006, we had accumulated approximately $102.0 million in both federal and state net operating loss carryforwards to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2013 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2006, we had research credit carryforwards of approximately $3.3 million and $2.9 million for federal and California state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in 2021 through 2026. The California state research credit can be carried forward indefinitely.

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

Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated financial statements were estimated using a Black-Scholes option valuation model.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in originating in years subsequent to the issuance of SAB No. 108, prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Threshold Pharmaceuticals, Inc:

We have completed an integrated audit of Threshold Pharmaceutical, Inc.’s (a development stage enterprise) 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Threshold Pharmaceuticals, Inc. (a development stage enterprise) at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year ended December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, CA

March 15, 2007

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$28,450	$74,947
Marketable securities	24,360	24,707
Prepaid expenses and other current assets	547	563

Total current assets	53,357	100,217
Property and equipment, net	3,169	1,667
Restricted cash	483	192
Other assets	25	25

Total assets	$57,034	$102,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$619	$1,237
Accrued clinical and development expenses	4,320	4,500
Accrued liabilities	2,286	2,158
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	997	230

Total current liabilities	9,659	9,562
Deferred revenue, less current portion	1,436	2,873
Notes payable, less current portion	1,247	151
Deferred rent	454	147

Total liabilities	12,796	12,733

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares; Issued and outstanding: 37,345,890 and 37,231,572 shares at December 31, 2006 and 2005, respectively.	37	37
Additional paid-in capital	182,840	179,634
Deferred stock-based compensation	(3,975)	(11,356)
Accumulated other comprehensive income (loss)	(7)	24
Deficit accumulated during the development stage	(134,657)	(78,971)

Total stockholders’ equity	44,238	89,368

Total liabilities and stockholders’ equity	$57,034	$102,101

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2006
	2006	2005	2004
Revenue	$1,461	$690	$—	$2,151

Operating expenses:
Research and development	46,267	35,991	16,327	107,051
General and administrative	14,453	11,235	7,649	35,901

Total operating expenses	60,720	47,226	23,976	142,952

Loss from operations	(59,259)	(46,536)	(23,976)	(140,801)
Interest and other income, net	3,729	2,159	443	6,423
Interest expense	(156)	(31)	(33)	(279)

Net loss	(55,686)	(44,408)	(23,566)	(134,657)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(40,862)

Net loss attributable to common stockholders	$(55,686)	$(44,408)	$(23,566)	$(175,519)

Net loss per common share:
Basic and diluted	$(1.53)	$(1.63)	$(20.25)

Weighted average number of shares used in per common share calculations:
Basic and diluted	36,337	27,173	1,164

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	(23,566)	(23,566)

Comprehensive loss							(23,625)

Balances, December 31, 2004	3,690,567	4	24,619	(16,637)	104	(34,563)	(26,473)
Issuance of common stock in an initial public offering for cash of $7.00, per share, net of issuance costs of $4.6 million	6,112,601	6	38,129	—	—	—	38,135
Issuance of common stock for cash of $10.46 per share, net of issuance costs of $4.5 million	6,399,222	6	62,389	—	—	—	62,395
Issuance of common stock pursuant to exercise of warrants	19,269	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	20,552,812	21	49,818	—	—	—	49,839
Issuance of common stock pursuant to stock plans	508,626	—	557	—	—	—	557
Deferred stock-based compensation, net of cancellations	—	—	3,321	(3,321)	—	—	—
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,862)	2,862	—	—	—
Amortization of deferred stock-based compensation	—	—	(416)	5,740	—	—	5,324
Non-employee stock-based compensation	—	—	4,097	—	—	—	4,097
Repurchase of unvested common stock	(51,525)	—	(18)	—	—	—	(18)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	(44,408)	(44,408)

Comprehensive loss							(44,488)

Balances, December 31, 2005	37,231,572	37	179,634	(11,356)	24	(78,971)	89,368

Issuance of common stock pursuant to stock plans	276,772	—	518	—	—	—	518
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,970)	2,970	—	—	—
Amortization of deferred stock-based compensation	—	—		4,411	—	—	4,411
Stock-based compensation	—	—	5,738	—	—	—	5,738
Repurchase of unvested common stock	(162,454)	—	(80)	—	—	—	(80)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(55,686)	(55,686)

Comprehensive loss							(55,717)

Balances, December 31, 2006	37,345,890	$37	$182,840	$(3,975)	$(7)	$(134,657)	$44,238

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2006
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(55,686)	$(44,408)	$(23,566)	$(134,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938	573	143	1,755
Stock-based compensation expense	10,149	9,421	5,975	26,633
Amortization of debt issuance costs	—	—	10	44
Gain on sale of investments, property and equipment	(41)	—	—	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16	(272)	(189)	(573)
Accounts payable	(618)	257	699	619
Accrued clinical and development expenses	(180)	4,057	227	4,320
Accrued liabilities	128	1,114	823	2,286
Deferred rent	307	69	78	454
Deferred revenue	(1,437)	(690)	5,000	2,873

Net cash used in operating activities	(46,424)	(29,879)	(10,800)	(96,282)

Cash flows from investing activities:
Acquisition of property and equipment	(2,405)	(1,162)	(1,022)	(4,894)
Acquisition of marketable securities	(42,915)	(38,874)	(38,199)	(114,284)
Proceeds from sales and maturities of marketable securities	43,238	28,413	24,023	89,924
Restricted cash	(291)	85	(162)	(483)

Net cash used in investing activities	(2,373)	(11,538)	(15,360)	(29,737)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	438	102,357	(415)	102,387
Proceeds from issuance of notes payable	2,616	—	490	3,616
Repayment of notes payable	(754)	(332)	(185)	(1,373)

Net cash provided by (used in) financing activities	2,300	102,025	(110)	154,469

Net increase (decrease) in cash and cash equivalents	(46,497)	60,608	(26,270)	28,450
Cash and cash equivalents, beginning of period	74,947	14,339	40,609	—

Cash and cash equivalents, end of period	$28,450	$74,947	$14,339	$28,450

Supplemental disclosures:
Cash paid for interest	$156	$31	$33	$234

Non-cash investing and financing activities:
Deferred stock-based compensation	$(2,970)	$459	$20,385	$20,231

Conversion of redeemable convertible preferred stock	$—	$49,839	$—	$49,839

Deferred offering expenses in connection with IPO	$—	$(1,287)	$1,287	$—

Change in unrealized gain in marketable securities	$(31)	$(80)	$(59)	$(7)

Fair value of redeemable convertible preferred stock warrant	$—	$—	$—	$44

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$—	$40,862

Accrued cost of acquisition of property and equipment	$—	$(589)	$589	$—

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Threshold Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on October 17, 2001. The Company is a biotechnology company focused on the discovery and development of small molecule therapeutics for the potential treatment of cancer. The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel.

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2006, there has been no financial activity related to this entity.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2006 will be sufficient to fund its projected operating requirements through at least mid-2008, including completing its current and planned trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. The Company intends to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Additionally, the Company may need or choose to raise additional capital or incur indebtedness to continue to fund its operations in the future. The Company’s ability to raise additional funds will depend on the Company’s clinical and regulatory events and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If necessary funds are not available, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. All cash and cash equivalents are held in the United States of America in financial institutions or money market funds, which are unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash represents two certificates of deposit held at a financial institution that serve as collateral for the Company’s facility lease and sublease agreement.

Marketable Securities

The Company classifies its marketable securities as “available-for-sale.” Such marketable securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders’ equity until realized. Realized gains and losses on sale of all such securities will be reported in net loss, computed using the specific identification cost method. The Company places its marketable securities primarily in U.S. government securities, money market funds, corporate bonds and commercial paper.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable at December 31, 2006 and 2005 approximates fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Accordingly, leasehold improvements are being amortized over lease terms of approximately 4-5 years. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Impairment of long-lived assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”) the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. As of December 31, 2006, the Company has not incurred any such impairment losses.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s net loss and unrealized gain (loss) on available-for-sale marketable securities represent the only components of other comprehensive loss.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 (SAB 104,) “Revenue Recognition in Financial Statements” and Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). In connection with the Company’s agreement with MediBIC, the Company recognizes revenue from the non-refundable, upfront payment ratably over the term of its performance under the agreements. The upfront payment received, pending recognition as revenue, is recorded as deferred revenue and classified as a short-term or long-term liability on the balance sheet to be amortized over the period of deferral.

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

Stock-based compensation

Prior to January 1, 2006, the Company used the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for employee stock options, and present disclosure of pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). For stock options granted to employees no compensation expense was recognized unless the exercise price was less than fair market value at the date of grant. Stock-based compensation expense was recognized under APB No. 25 for options granted prior to the Company’s initial public offering of its common stock in February 2005 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock based on the anticipated initial public offering stock price.) In anticipation of the Company’s initial public offering, which was completed in February 2005, the Company determined that, for accounting purposes, the deemed fair value of our common stock was greater than the exercise price for certain options. As a result, the Company recorded deferred stock-based compensation for these options of $0.5 million, $20.4 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. This expense, which is a non-cash charge, has been amortized over the period in which the options vest, which is generally four years. The amortization of this expense recognized for the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $5.3 million and $5.3 million, respectively.

Beginning January 1, 2006, the Company began accounting for stock-based compensation using the modified prospective transition method prescribed by SFAS No. 123 “Share-Based Payment.—An Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), issued by the Financial Accounting Standards Board in December 2004. SFAS No.123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. See Note 9 “Equity Incentive Plans” for further discussion.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 16, 2006, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in originating in years subsequent to the issuance of SAB No. 108, prior year financial statements requiring restatement would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net loss attributable to common stockholders	$(55,686)	$(44,408)	$(23,566)

Denominator:
Weighted-average number of common shares outstanding	37,394	29,098	2,335
Less: Weighted-average shares subject to repurchase	(1,058)	(1,925)	(1,171)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	36,337	27,173	1,164

Basic and diluted net loss per common share	$(1.53)	$(1.63)	$(20.25)

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2006	2005	2004
Redeemable convertible preferred stock	—	—	20,553
Options to purchase common stock	2,075	926	447
Common stock subject to repurchase	615	1,475	2,069
Shares issuable related to the ESPP	69	40	—
Warrants to purchase redeemable convertible preferred stock	—	—	38

NOTE 3—MARKETABLE SECURITIES

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2006 and 2005:

As of December 31, 2006 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$2,952	$—	$—	$2,952
Corporate bonds	6,078	2	(2)	6,078
Government securities	13,223	2	(9)	13,216
Commercial paper	29,181	4	—	29,185
Asset-backed securities	900	—	—	900

	52,334	8	(11)	52,331
Less cash equivalents	(27,967)	(4)	—	27,971

Total marketable securities	$24,367	$4	$(11)	$24,360

As of December 31, 2005 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Common stock in a public company	$28	$36	$—	$64
Money market funds	3,719	—	—	3,719
Certificates of Deposit	3,325	—	—	3,325
Corporate bonds	7,159	—	(6)	7,153
Government securities	7,485	1	(9)	7,477
Commercial paper	71,785	10	(3)	71,792
Asset-backed securities	4,863	—	(5)	4,858

	98,364	47	(23)	98,388
Less cash equivalents	(73,670)	—	—	(73,670)

Total marketable securities	$24,694	$47	$(23)	$24,707

Gross realized gains on sales of marketable securities in 2006 and 2005 were $41,000 and $34,000, respectively. There were no realized gains or losses on the sales of marketable securities in 2004.

As of December 31, 2006, weighted average days to maturity for the Company’s available for sale securities was 79 days, with the longest maturity being November 2007.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2006 (in thousands):

As of December 31, 2006 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Corporate bonds	$5,087	$(2)
Government securities	8,490	(9)

	$13,577	$(11)

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during the year ended December 31, 2006. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2006 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2006	2005
Computer and office equipment	$901	$330
Laboratory equipment	1,202	728
Leasehold improvements	2,787	1,426

	4,890	2,484
Less: Accumulated depreciation	(1,721)	(817)

Total property and equipment, net	$3,169	$1,667

Depreciation expense was $0.9 million, $0.6 million, $0.1 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2006, respectively.

Certain laboratory, computer and office equipment with a cost basis of approximately $1.3 million is collateral for borrowings under the loan and security agreement with Silicon Valley Bank.

NOTE 5—ACCRUED LIABILITIES:

Accrued liabilities comprise the following (in thousands):

	December 31,
	2006	2005
Payroll and employee related expenses	$1,610	$1,265
Professional services	384	369
Other accrued expenses	292	524

Total Accrued liabilities	$2,286	$2,158

In August 2006, the Company adopted a plan to reduce its operating expenses, following its decision to discontinue development of TH-070 for benign prostatic hyperplasia. The plan included a reduction of 29 full-time employees in both research and development and general and administrative areas of the Company. As a result of the staffing reduction, the Company incurred severance benefits of approximately $1.0 million during the quarter ended September 30, 2006. The payout of the accrued severance benefits was completed in the fourth quarter of 2006.

The following table sets forth an analysis of the restructuring accrual during the year ended December 31, 2006 (in thousands):

	Balance at January 1, 2006	Charges	Cash paid	Balance at December 31, 2006
Severance and benefits	$—	$1,035	$(1,035)	$—

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

In April 2006, the Company amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. The Company borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum.

At December 31, 2006, future principal payments under the amended loan and security agreement are as follows (in thousands):

Year Ending December 31,
2007	$997
2008	910
2009	337

Total	$2,244

Under the amended loan and security agreement, the Company is required to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At December 31, 2006, the Company was in compliance with all covenants in the agreement.

NOTE 7—COMMITMENTS AND CONTINGENCIES:

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its consolidated balance sheets. On August 31, 2004, the Company entered into a noncancelable facility sublease agreement for 33,700 square feet of laboratory and office space. The lease was effective October 1, 2004 and expires February 2010. On April 1, 2005 the Company entered into a noncancelable facility operating lease for approximately 6,489 square feet of laboratory space, which expires in February 2010. In connection with the execution of the lease, the Company paid a security deposit of approximately $25,000.

In February 2006, the Company entered into a new lease for an additional 34,205 square feet of space and an increase in the lease term for the existing space located at the Company’s headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and will begin on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs and expenses associated with the premises in amounts yet to be determined as well as a customary management fee. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, the Company furnished a letter of credit to the landlord for approximately $0.3 million.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ended December 31,
2007	$1,232
2008	1,358
2009	1,398
2010	1,462
2011	1,129

Future minimum rental payments	$6,579

Rent expense for the years ended December 31, 2006, 2005, 2004, and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2006 was $1.1 million, $0.6 million, $0.7 million and $3.0 million, respectively.

The Company’s purchase commitments at December 31, 2006 were $1.6 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

License agreements

In November 2002, the Company entered into an exclusive license agreement with certain individuals for rights to certain patent applications. Under the terms of the agreement, the Company was required to make aggregate upfront payments of approximately $15,000. Based on the early stage of development and the uncertainty of the feasibility of the licensed technology, the upfront fees were expensed immediately as incurred. The Company is also required to make various milestone payments up to $700,000 in connection with regulatory filings and approvals and additional royalty payments upon product commercialization. No milestone or royalty payments have been made as of December 31, 2006.

In August 2003, the Company entered into an exclusive worldwide license and development agreement with Baxter International and Baxter Healthcare S.A., together Baxter for certain patent rights and technology associated with glufosfamide and its drug candidates in development. Under the terms of the agreement, the Company made an initial upfront payment of $100,000 and in December 2003, another milestone payment of $100,000. In November 2004, the Company made an additional milestone payment of $1.3 million. The Company will be required to make a milestone payment of $1.0 million within 30 days of filing a NDA for glufosfamide with the FDA. Total additional milestone payments in connection with the development of glufosfamide and United States of America and foreign regulatory submissions and approvals could total $8.0 million. In addition, based on the attainment of specified sales thresholds the Company could be required to make payments totaling $17.5 million. The Company will also be required to make royalty payments upon product commercialization. No royalty payments have been made as of December 31, 2006.

In November 2004, the Company entered into an agreement with MediBIC Co. Ltd. (MediBIC) to develop glufosfamide in Japan and several other Asian countries, and received an upfront payment of $5.0 million contingent upon the finalization of the clinical development plan. In July 2005, the Company finalized the development plan with MediBIC and began recognizing revenue from the upfront payment on a straight-line basis over the development period, currently estimated to be through 2008. The Company is responsible for all development activities under this agreement. The Company will also be required to make royalty payments upon product commercialization. The Company may terminate the agreement at any time by making certain payments ranging from $7.0 million to $15.0 million, depending on the stage of development.

The unamortized portion of the upfront payment has been classified as deferred revenue on the Company’s consolidated balance sheet at December 31, 2006 and 2005.

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

NOTE 8—STOCKHOLDERS’ EQUITY

Common stock

On February 4, 2005, the Company completed its initial public offering of 6.1 million shares of common stock for net proceeds totaling $38.1 million. On October 14, 2005, the Company completed a public offering of 6.4 million shares of its common stock for net proceeds totaling $62.4 million. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2006.

On October 24, 2001, shares of restricted stock were issued to the Company’s founder and member of the Board of Directors under a restricted stock purchase agreement. In August 2005, the founder resigned from the Company and entered into a consulting and stock vesting agreement. Under the terms of this agreement, the vesting of his restricted stock accelerated at December 31, 2005, and compensation expense associated with the accelerated vesting of these options was recorded for his services as a consultant through December 31, 2005. On January 29, 2002, shares of restricted common stock were issued to a member of the Board of Directors under a restricted stock purchase agreement. The shares vest over a six-year period. The unvested shares of common stock are subject to repurchase by the Company in the event of termination of the consulting relationship. Included in common stock as of December 31, 2005 and 2004 for both awards are 4,849 and 55,168 shares subject to the Company’s right of repurchase, respectively. As of December 31, 2006, there were no restricted awards subject to the Company’s right of repurchase.

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

Preferred Share Rights Agreement

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

NOTE 9—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2004 Equity Incentive Plan

On April 7, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), and received stockholder approval on January 10, 2005. The 2004 Plan became effective upon the completion of the Company’s initial public offering and provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees and consultants. In 2005, 2,428,805 shares of common stock were authorized for issuance pursuant to the 2004 Plan, plus any shares which had been reserved but not issued under the 2001 Equity Incentive Plan (the “2001 Plan”) or issued and forfeited after the date of the initial public offering, plus any shares repurchased at or below the original purchase price and any options which expire or become unexercisable after the initial public offering, thereafter plus all shares of common stock restored by the Board of Directors pursuant to the provision of the 2004 Plan that permits options to be settled on a net appreciation basis. The Company will not grant any options under the 2001 Plan after the effectiveness of the 2004 Plan. On January 1, 2006, and annually thereafter, the authorized shares will automatically be increased by a number of shares equal to the lesser of:

•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;

•	1,214,402 shares;

•	an amount determined by the Board of Directors.

On December 20, 2005, the Board of Directors approved an addition of 1,214,402 shares for issuance under the 2004 Plan effective January 1, 2006.

Activity under the 2001 Plan and 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Shares reserved at Plan inception	1,214,402	—	$—	$—

Balances, December 31, 2001	1,214,402	—	—	—
Options granted	(1,080,024)	1,080,024	0.16	0.16
Options exercised	—	(2,428)	0.16	0.16

Balances, December 31, 2002	134,378	1,077,596	0.16	0.16
Additional shares reserved	3,036,007	—	—	—
Options granted	(726,564)	726,564	0.16–0.26	0.16
Options exercised	—	(7,711)	0.16	0.16
Options canceled	5,568	(5,568)	0.16	0.16

Balances, December 31, 2003	2,449,389	1,790,881	0.16–0.26	0.16
Options granted	(2,222,333)	2,222,333	0.26–0.53	0.36
Options exercised	—	(3,518,304)	0.16–0.53	0.25
Options canceled	47,573	(47,573)	0.16–0.53	0.28

Balances, December 31, 2004	274,629	447,337	0.16–0.53	0.45
Additional shares reserved	2,428,805	—
Options granted	(947,187)	947,187	0.53-14.98	8.22
Options exercised	—	(453,317)	0.16-0.53	0.49
Options canceled	14,850	(14,850)	5.80-12.45	6.62
Options repurchased	63,969	—	0.16-0.53	0.41

Balances, December 31, 2005	1,835,066	926,357	0.16-14.98	8.29
Additional shares reserved	1,214,402	—
Options granted (1)	(4,466,000)	4,466,000	1.55-16.52	6.99
Options exercised	—	(132,143)	0.26-6.26	0.92
Options canceled (1)	3,185,413	(3,185,413)	0.53-16.52	10.48
Options repurchased	162,454	—	0.16-0.53	0.49

Balances, December 31, 2006	1,931,335	2,074,801		2.60

(1)	Includes 2,172,000 options that had a weighted average exercise price of $12.37, which were cancelled and re-granted at an exercise price of $2.57 in September 2006.

At December 31, 2006, stock options outstanding and exercisable by exercise price were as follows:

December 31, 2006
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.16 – 2.29	240,132	8.50	$1.23	76,731	$0.36
$ 2.55 – 2.55	5,000	9.72	2.55	312	2.55
$ 2.57 – 2.57	1,556,732	9.10	2.57	198,093	2.57
$ 2.61 – 3.33	209,000	9.75	2.87	11,457	2.86
$ 3.45 – 3.45	35,000	9.79	3.45	1,874	3.45
$ 3.54 – 3.54	3,000	9.81	3.54	—	—
$ 6.26 – 6.26	5,000	8.38	6.26	5,000	6.26
$14.04 – 14.04	937	9.19	14.04	937	14.04
$14.98 – 14.98	20,000	9.16	14.98	7,500	14.98

	2,074,801	9.11	2.60	301,904	2.43

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $2.5 million and $0.5 million, respectively. As of December 31, 2006, the ending vested and expected to vest was 2,047,584 and the aggregate intrinsic value of these options was $2.5 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2006.

The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $0.5 million determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million for the year ended December 31, 2006. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

On September 26, 2006, the Company cancelled 2,172,000 options of 70 eligible employees, consultants and directors that had a weighted average exercise price of $12.37 and re-granted 2,172,000 options at an exercise price of $2.57, which was the Company’s closing price on September 29, 2006. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of approximately $1.5 million over the weighted average vesting period of the repriced options of 3.0 years. The incremental expense related to the repricing recorded during the year ended December 31, 2006 was not material.

Before the initial public offering in February 2005, the 2001 Plan allowed options to be exercised prior to vesting. Included in common stock at December 31, 2006 are 615,129 shares subject to repurchase related to options exercised prior to vesting.

2004 Employee Stock Purchase Plan

Effective with the initial public offering, the Board of Directors approved the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2006, employees had purchased 144,229 shares of common stock under the Purchase Plan at an average price of $3.14. For the year ended December 31, 2005, employees had purchased 55,309 shares of common stock under the Purchase Plan at an average price of $5.95 per share. At December 31, 2006, plan participants had $0.2 million withheld to purchase stock on February 15, 2007, which is included in accrued liabilities on the accompanying balance sheet. At December 31, 2006, 922,377 shares were authorized and available for issuance under the ESPP.

Directors Compensation Program

In December 2005, the Board of Directors approved revised compensation arrangements for non-employee directors of the Company. Effective January 1, 2006, non-employee directors receive an annual retainer $30,000, and, in addition, chairpersons of the Audit, Compensation and Nominating and Corporate Governance Committees receive annual retainers of $16,000, $14,000, and $10,000, respectively. In May 2005, each non-employee director was granted an option to purchase 15,000 shares of the Company’s common stock under the Company’s 2004 Equity Incentive Plan. In addition, at each annual meeting of stockholders of the Company, each non-employee director who has served as director at least six months prior to such meeting will receive an automatic grant of an option to purchase 15,000 shares of the Company’s common stock. Pursuant to the provisions of the plan, in June 2006, the five non-employee directors received an automatic grant of 15,000 shares of the Company’s common stock.

Stock based Compensation

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

On January 1, 2006, the Company adopted the fair value provisions of SFAS No.123(R) Share-Based Payment “SFAS 123(R)” using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the year ended December 31, 2006 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the year ended December 31, 2006 based on the recognition of the grant date fair value estimated in accordance with the original provisions of SFAS 123 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the year ended December 31, 2006 based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the year ended December 31, 2006, based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the Company’s consolidated statement of operations for the year ended December 31, 2006 related to stock options and ESPP was $10.1 million. The stock-based compensation expense for the year ended December 31, 2006, included $4.4 million related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss from operations and net loss for the year ended December 31, 2006 was $4.6 million, higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $1.40 if the Company had not adopted SFAS 123(R). The implementation did not have an impact on cash flows during year ended December 31, 2006.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
Employee Stock Options
Risk-free interest rate	4.59%	3.66%	2.77%
Expected life (in years)	5.73	4.0	4.0
Dividend yield	—	—	—
Volatility	77%	68%	—
Weighted-average fair value of stock options granted	$4.49	$7.35	$9.01

Employee Stock Purchase Plan
Risk-free interest rate	5.0	3.11%	—
Expected life (in years)	1.25	1.25	—
Dividend yield	—	—	—
Volatility	67%	67%	—
Weighed-average fair value of ESPP purchase rights	$1.13	$3.24	—

To determine the expected term of the Company’s employee stock options granted during the year ended December 31, 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the year ended December 31, 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the year ended December 31, 2006 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation There were no below-market grants subsequent to the initial public offering in February 2005. Prior to the initial public offering, the Company issued options to certain employees under the 2001 Plan with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.8 million, net of forfeitures (including $(3.0) million, $0.5 million and $20.4 million in 2006, 2005 and 2004, respectively.) Through December 31, 2006, the Company amortized approximately $15.8 million of such compensation expense, net of forfeitures, with approximately $4.4 million, $5.3 million and $5.3 million being amortized for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $4.4 million of stock-based compensation expense related to stock options granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the year ended December 31, 2006, in addition to the amortization of deferred compensation above. As of December 31, 2006, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $9.0 million after forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.1 years.

Stock-based compensation expense in connection with the Purchase Plan for the year ended December 31, 2006 was $0.3 million.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis, as the stock options are earned. During the years ended December 31, 2006, 2005 and 2004, the Company issued options to non-employees. The options generally vest ratably over the time period the Company expects to receive services from the non-employee. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.63%	4.25%	4.38%
Expected life (in years)	6.12	10	10
Dividend yield	—	—	—
Expected volatility	77%	80%	70%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $1.1 million, $4.1 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. In August 2005, the president and founder of the Company resigned as president and entered into a consulting and stock vesting agreement. Under the terms of this agreement, the vesting of certain of his options accelerated at December 31, 2005, subject to certain conditions. Due to the change in status from that of an employee to a consultant, compensation expense associated with the accelerated vesting of these options was recorded for his services as a consultant through December 31, 2005.

Stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Stock-based compensation expense:
Research and development	$5,008	$5,951	$2,960
General and administrative	5,141	3,470	3,015

	$10,149	$9,421	$5,975

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

Year Ended December 31, 2005
Net loss attributable to common stockholders, as reported	$(44,408)
Deduct: Employee total stock-based compensation determined under fair value method	(1,060)

Pro-forma net loss attributable to common stockholders	$(45,468)

Net loss attributable to common stockholders per common share, basic and diluted:
As reported	$(1.63)

Pro-forma	$(1.67)

Disclosures for the year ended December 31, 2006 was not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the years ended December 31, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in February 2005, as those options were valued for pro forma disclosure purposes using the minimum value method. Pro forma disclosure for the year end December 31, 2004 is not presented as all options granted during 2004 and preceding years were valued using the minimum value method. The total intrinsic value of stock options exercised during the years ended December 31, 2005 and 2004 were $0.4 million and $0.2 million, respectively, determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively.

NOTE 10—INCOME TAXES

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2006	2005	2004
U.S. federal taxes (benefit) at statutory rate	$(18,933)	$(15,099)	$(8,013)
State federal income tax benefit	(3,642)	(2,428)	(1,374)
Unutilized (utilized) net operating losses	20,316	16,944	6,075
Stock-based compensation	1,068	200	1,919
Research and development credits	(1,702)	(738)	(554)
Tax assets not benefited	2,884	1,112	1,947
Other	9	9	—

Total	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005	2004
Capitalized start-up costs	$408	$408	$1,014
Net operating loss carryforwards	40,729	24,043	9,482
Research and development credits	5,250	2,112	874
Deferred stock compensation	6,620	3,829	—
Other (accruals, reserves, depreciation)	1,983	674	852

Total deferred tax assets	54,990	31,066	12,222
Less: Valuation allowance	(54,990)	(31,066)	(12,222)

	$—	$—	$—

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $102.0 million available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2013, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2006, the Company had federal research and development tax credits of approximately $3.3 million, which will expire in years 2021 through 2026, and state research and development tax credits of approximately $2.9 million, which will have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $23.9 million, $18.8 million and $7.8 million for the years ended December 31, 2006, 2005 and 2004.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) Plan to provide a retirement savings program for the employees of the Company. The 401(k) Plan is maintained for the exclusive purpose of benefiting the 401(k) Plan participants. The 401(k) Plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2006, the Company has not made any contributions to the 401(k) Plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2006. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$359	$359	$359	$384

Net loss attributable to common stockholders	$(13,826)	$(15,527)	$(16,713)	$(9,620)

Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(0.43)	$(0.46)	$(0.26)

Shares used in computation of basic and diluted net loss per share	35,949	36,178	36,502	36,711

2005
(in thousands, except per share data)
Revenue	$—	$—	$331	$359

(in thousands, except per share data) Net loss attributable to common stockholders	$(7,540)	$(10,186)	$(11,526)	$(15,156)

Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(0.36)	$(0.40)	$(0.44)

Shares used in computation of basic and diluted net loss per share	16,340	28,679	28,961	34,452

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Controller as appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, as an independent registered accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Vice President, Finance and Controller, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Threshold Pharmaceuticals, Inc. have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of PricewaterhouseCoopers LLP are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registration

3.3(10)	Certificate of Designations of Rights, Powers and Preferences of Series A Participating Preferred Stock of Registrant

4.1(3)	Specimen Certificate evidencing shares of common stock

4.3(3)	Amended and Restated Investor Rights Agreement dated as of November 17, 2003 among the Registrant and the parties listed therein

4.4(3)	Form of Amendment No. 1 to Amended and Restated Investor Rights Agreement among the Registrant and certain parties to the Amended and Restated Investor Rights Agreement

4.5(10)	Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between Registrant and Mellon Investor Services LLC

4.6(10)	Form of Rights Certificate

10.1(3)+	2001 Equity Incentive Plan

10.3(3)+	2004 Employee Stock Purchase Plan

10.6†(3)	Agreement between the Registrant, Baxter International Inc., a Delaware corporation, and Baxter Oncology GmbH, a German corporation, dated as of August 5, 2003

10.7†(3)	Exclusive License Agreement by and between the Registrant, Dr. Theodore Lampidis and Dr. Waldemar Priebe, dated as of November 11, 2002

10.8(3)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 27, 2003

10.9(3)+	Form of Indemnification Agreement by and between the Registrant and its officers and directors

10.10(11)†	Agreement by and between the Registrant and Aziende Chimiche Riunite Angelini Francesco - Acraf S.p.a. dated as of June 24, 2004

10.11(3)	Sublease by and between the Registrant and ArQule, Inc. dated as of August 31, 2004

10.12(3)	Offer Letter by and between the Registrant and William A. Halter dated as of September 3, 2004

10.13(3)	Offer Letter by and between the Registrant and George G.C. Parker dated as of September 3, 2004

EXHIBIT NUMBER	DESCRIPTION
10.14†(3)	Development Agreement by and between the Registrant and MediBIC Co. Ltd., dated as of November 30, 2004

10.15(3)+	Form of Change of Control Severance Agreement by and between the Registrant and each of Harold E. Selick, Janet I. Swearson, Mark G. Matteucci and Alan Colowick

10.18(3)	Letter Agreement amending Development Agreement by and between the Registrant and MediBIC Co. Ltd.

10.19(4)+	Employment Letter Agreement by and between the Registrant and Alan B. Colowick dated October 25, 2004

10.20(5)+	Amended and Restated 2004 Equity Incentive Plan

10.22(7)+	Offer Letter by and between the Registrant and Michael S. Ostrach dated as of September 2, 2005

10.24(8)	Triple Net Space Lease by and between the Registrant and Pacific Shores Investors, LLC, dated January 31, 2006

10.25(9)	Form of Notice of Grant of Stock Options and Stock Option Agreement

10.26(12)	Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated April 7, 2006

10.27(13)+	Agreement and Release by and between the Registrant and Janet I. Swearson dated August 9, 2006

10.28(10)	Offer Letter by and between the Registrant and Cathleen P. Davis, dated August 8, 2006

10.29+	Advisory Board Agreement by and between the Registrant and Alan B. Colowick dated October 13, 2006

10.30(14)+	Change of Control Severance Agreement by and between the Registrant and Michael S. Ostrach

10.31+	Change of Control and Severance Agreement by and between the Registrant and Michael K. Brawer dated November 3, 2007

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(2)	Filed as exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(3)	Filed as the like number exhibit to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(4)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on May 13, 2005, and incorporated herein by reference.

(5)	Filed as the like number exhibit to our Current Report on Form 8-K filed on May 24, 2005, and incorporated herein by reference.

(6)	Filed as exhibit 10.20 to our Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference.

(7)	Filed as the like number exhibit to our Current Report on Form 8-K filed on September 16, 2005, and incorporated herein by reference.

(8)	Filed as the like number exhibit to our Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.

(9)	Filed as the like number exhibit to our Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

(10)	Filed as the like number exhibit to our Current Report on Form 8-K filed on August 9, 2006, and incorporated herein by reference.

(11)	Filed as the like number exhibit to our Annual Report on Form 10-K filed on March 28, 2006, and incorporated herein by reference.

(12)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2006, and incorporated herein by reference.

(13)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference.

(14)	Filed as exhibit 10.27 to our Current Report on Form 8-K filed on August 9, 2006, and incorporated herein by reference.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

March 15, 2007	By:	/s/ HAROLD E. SELICK
Harold E. Selick, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D. Harold E. Selick, Ph.D.	Chief Executive Officer (principal executive officer)	March 15, 2007

/s/ CATHLEEN P. DAVIS Cathleen P. Davis	Vice President, Finance and Controller (principal financial and accounting officer)	March 15, 2007

/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 15, 2007

/s/ PATRICK G. ENRIGHT Patrick G. Enright	Director	March 15, 2007

/s/ WILLIAM A. HALTER William A. Halter	Director	March 15, 2007

/s/ WILFRED E. JAEGER, M.D. Wilfred E. Jaeger, M.D.	Director	March 15, 2007

/s/ GEORGE G. C. PARKER, PH.D. George G. C. Parker, Ph.D.	Director	March 15, 2007

/s/ MICHAEL F. POWELL, PH.D. Michael F. Powell, Ph.D.	Director	March 15, 2007