Form 10-Q
period 2007-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2007-05-09
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

On April 30, 2007, there were 37,329,383 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2007

The terms “Threshold,” “we,” “us” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$21,404	$28,450
Marketable securities	20,810	24,360
Prepaid expenses and other current assets	996	547

Total current assets	43,210	53,357
Property and equipment, net	2,926	3,169
Restricted cash and other assets	508	508

Total assets	$46,644	$57,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$501	$619
Accrued clinical and development expenses	3,212	4,320
Accrued liabilities	1,301	2,286
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	970	997

Total current liabilities	7,421	9,659
Deferred revenue, less current portion	1,077	1,436
Notes payable, less current portion	1,025	1,247
Deferred rent	484	454

Total liabilities	10,007	12,796

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 37,329,383 shares at March 31, 2007 and 37,345,890 shares at December 31, 2006	37	37
Additional paid-in capital	183,445	182,840
Deferred stock-based compensation	(3,124)	(3,975)
Accumulated other comprehensive loss	(5)	(7)
Deficit accumulated during the development stage	(143,716)	(134,657)

Total stockholders’ equity	36,637	44,238

Total liabilities and stockholders’ equity	$46,644	$57,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Cumulative Period from October 17, 2001 (date of inception) to March 31, 2007

Revenue	$359	$359	$2,510

Operating expenses:
Research and development	7,342	11,438	114,393
General and administrative	2,648	3,813	38,549

Total operating expenses	9,990	15,251	152,942

Loss from operations	(9,631)	(14,892)	(150,432)
Interest income, net	611	1,072	7,034
Interest expense	(39)	(6)	(318)

Net loss	(9,059)	(13,826)	(143,716)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(40,862)

Net loss attributable to common stockholders	$(9,059)	$(13,826)	$(184,578)

Net loss per common share, basic and diluted	$(0.25)	$(0.38)

Weighted average number of shares used in per common share calculations: basic and diluted	36,860	35,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(9,059)	$(13,826)	$(143,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	166	2,040
Stock-based compensation expense	1,391	2,966	28,024
Amortization of debt issuance costs	—	—	44
Gain on sale of investments, property and equipment	—	(41)	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(449)	(529)	(1,022)
Accounts payable	(118)	323	501
Accrued clinical and development expenses	(1,108)	197	3,212
Accrued liabilities	(984)	(194)	1,302
Deferred rent	30	11	484
Deferred revenue	(359)	(359)	2,514

Net used in operating activities	(10,371)	(11,286)	(106,653)

Cash flows from investing activities:
Acquisition of property and equipment	(42)	(870)	(4,936)
Acquisition of marketable securities	(6,393)	(19,707)	(120,677)
Proceeds from sale of marketable securities	9,945	10,803	99,869
Restricted cash	—	(291)	(483)

Net cash provided by (used in) investing activities	3,510	(10,065)	(26,227)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	64	376	102,451
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	(249)	(84)	(1,622)

Net cash (used in) provided by financing activities	(185)	292	154,284

Net increase (decrease) in cash and cash equivalents	(7,046)	(21,059)	21,404
Cash and cash equivalents, beginning of period	28,450	74,947	—

Cash and cash equivalents, end of period	$21,404	$53,888	$21,404

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$(118)	$—	$20,113

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Change in unrealized gain (loss) on marketable securities	$2	$(74)	$(5)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.5 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, substantially all of its tax years are subject to federal and state tax examination.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. The Company will be required to adopt SFAS No. 157 for financial statements in the first quarter of 2008. The Company is currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159.

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

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss	$(9,059)	$(13,826)

Denominator:
Weighted average common shares outstanding	37,381	37,257
Less: Weighted average unvested common shares subject to repurchase	(521)	(1,308)

Denominator for basic and diluted calculations	36,860	35,949

Basic and diluted net loss per share	$(0.25)	$(0.38)

The following outstanding stock options and warrants and common shares subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2007	2006
Shares issuable upon exercise of stock options	2,898	2,388
Shares issuable related to the ESPP	41	28
Common shares subject to repurchase	427	1,249

NOTE 3— STOCK BASED COMPENSATION

Equity Incentive Plans

2004 Equity Incentive Plan The 2004 Amended and Restated Equity Incentive Plan, adopted by the board of directors and approved by stockholders, provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees, officers, non-employee directors and consultants. Stock options to employees and officers are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant; those option awards expire after 10 years or three months after termination of service and generally vest based over four years of continuous service, with options for new employees generally including a one-year cliff vesting period. At March 31, 2007, 2,406,411 shares were authorized and available for issuance under the stock option plan, which included the automatic annual increase of 1,214,402 shares on January 1, 2007 approved by the board of directors on April 2, 2007.

2004 Employee Stock Purchase Plan The 2004 Employee Stock Purchase Plan, adopted by the board of directors and approved by the stockholders, contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the quarter ended March 31, 2007, plan participants had purchased 67,070 shares at an average purchase price of $1.29. At March 31, 2007, plan participants had $0.1 million withheld to purchase stock on August 14, 2007, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2007, 855,307 shares were authorized and available for issuance under the ESPP.

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

On January 1, 2006, the Company adopted the fair value provisions of SFAS 123(R) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three months ended March 31, 2007 and 2006 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three months ended March 31, 2007 and 2006, based on the recognition of the grant date fair value estimated in accordance with the original provisions of SFAS 123 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three months ended March 31, 2007 and 2006, based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three months ended March 31, 2007 and 2006, based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 related to stock options and ESPP was $1.4 million and $3.0 million, respectively. The stock-based compensation expense for the three months ended March 31, 2007 and 2006, included $0.7 million and $1.2 million, respectively, related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2007 and 2006:

	Three Months ended March 31,
	2007	2006
Employee Stock Options
Risk-free interest rate	4.61%	4.29 -4.78%
Expected life (in years)	6.02	6.02
Dividend yield	—	—
Volatility	77%	77%
Weighted-average fair value of stock options granted	$1.73	$10.23

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	5.0%	4.70%
Expected life (in years)	1.25	0.5
Dividend yield	—	—
Volatility	67%	50%
Weighed-average fair value of ESPP purchase rights	$1.52	$2.32

To determine the expected term of the Company’s employee stock options granted during the three months ended March 31, 2007 and 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three months ended March 31, 2007 and 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three months ended March 31, 2006 and 2007 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.7 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through March 31, 2007, the Company amortized approximately $16.5 million of such compensation expense, net of forfeitures, with approximately $0.7 million and $1.2 million being amortized in the three months ended March 31, 2007 and 2006, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $0.6 million and $1.3 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three months ended March 31, 2007 and 2006, respectively, in addition to the amortization of deferred compensation above. As of March 31, 2007, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $10.0 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.3 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $44,000 and $0.5 million for the three months ended March 31, 2007 and 2006, respectively.

Stock Option Activity

The following table summarizes information about stock options issued under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,074,801	$2.60	—	—
Granted	1,034,000	$2.47	—	—
Exercised	(1,875)	$2.57	—	—
Forfeitures	(209,222)	$2.56	—	—

Outstanding at March 31, 2007	2,897,704	$2.55	9.21	$121,634

Vested and expected to vest March 31, 2007	2,840,589	$2.56	9.20	$121,361
Exercisable at March 31, 2007	504,023	$2.55	8.54	$91,970

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2007. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $2,000 and $0.1 million, respectively, determined at the date of the option exercise. Cash received from stock option exercises was $5,000 and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Stock-based compensation expense:
Research and development	$543	$1,464
General and administrative	848	1,502

	$1,391	$2,966

NOTE 4— NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement with a financial institution to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, the Company borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. The amended agreement requires the Company to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million at the financial institution. At March 31, 2007, the Company was in compliance with this covenant.

At March 31, 2007, future principal payments under the amended loan and security agreement are as follows (in thousands):

Years Ending December 31,
2007 (remaining nine months)	$749
2008	909
2009	337

Total	$1,995

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2007 (remaining nine months)	$928
2008	1,358
2009	1,398
2010	1,462
2011	1,129

Total	$6,275

The Company’s purchase commitments at March 31, 2007 were $1.6 million.

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

NOTE 6— COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(9,059)	$(13,826)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on marketable securities	2	(74)

Total comprehensive loss	$(9,057)	$(13,900)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this quarterly report on Form 10-Q. Other than statements of historical fact, statements made in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

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

Our initial clinical focus is on product candidates for the treatment of cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

Glufosfamide is our lead product candidate for the potential treatment of cancer. We initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer in September 2004, and completed enrollment in August 2006. In February 2007, we announced that this Phase 3 clinical trial failed to reach its primary endpoint of survival benefit for patients with metastatic pancreatic cancer that have relapsed following chemotherapy with gemcitabine. In July 2006, we completed enrollment in the Phase 2 stage of a study of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer, for which top line results were announced in December 2006 and final results are expected in third quarter of 2007. We have initiated Phase 2 trials of glufosfamide in platinum-resistant ovarian cancer, recurrent sensitive small cell lung cancer and soft-tissue sarcoma. Enrollment in these trials is expected to be completed in 2007, with results reported in 2008.

•

2-deoxyglucose, or 2DG, our second product candidate for the potential treatment of cancer, is being evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This trial began in the first quarter of 2004 and we expect to complete enrollment for this trial in the first half of 2007. Top-line results are expected in the third quarter of 2007.

•

TH-302 is a hypoxically activated prodrug for the potential treatment of solid tumors and is in late-stage preclinical testing. TH-302 was discovered by Threshold. It is a novel drug candidate that is activated under the metabolic conditions typical of certain cancer cells. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the FDA for TH-302. Pending review by the FDA of our IND, we plan to commence a Phase 1 clinical trial evaluating the safety of TH-302 in patients with advanced solid tumors. We expect to begin enrolling patients in the third quarter of 2007.

We also are working to discover novel drug candidates that will specifically target cancer cells and are actively seeking to in-license other promising compounds or programs.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and, prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of March 31, 2007 we had cash, cash equivalents and marketable securities of $42.2 million. The net loss for the three months ended March 31, 2007 was $9.1 million and the cumulative net loss since our inception through March 31, 2007 was $143.7 million.

In July 2006, we announced we were discontinuing development of TH-070 for benign prostatic hyperplasia. Costs related to this program were incurred through 2006 including the costs of closing sites and additional monitoring of patients who participated in the clinical trials.

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

Results of Operations

Revenue. For the three months ended March 31, 2007 and 2006, we recognized revenue of $0.4 million and $0.4 million, respectively, related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to continue through 2008. We are responsible for all development activities under this agreement.

Research and Development. Research and development expenses were $7.3 million for the three months ended March 31, 2007 compared to $11.4 million for the three months ended March 31, 2006. The $4.1 million decrease in expenses is due to a $2.4 million decrease in clinical and development expenses and $0.8 million in lower staffing expenses due to lower headcount, partially offset by an increase of $0.3 million in facilities expense as the lease for the additional floor space at our headquarters did not begin until April 2006. In addition, stock-based compensation expense decreased $0.9 million primarily due to lower employee stock-based compensation expense as a result of staff reductions and to a lesser extent, lower non-employee stock-based compensation.

Research and development expenses by project (in thousands)	Three months ended March 31,
	2007	2006
Glufosfamide	$4,434	$3,938
2DG	405	381
TH-302	1,311	—
TH-070	(147)	4,498
Discovery research	1,339	2,621

Total research and development expenses	$7,342	$11,438

Research and development expenses associated with glufosfamide were $4.4 million for the three months ended March 31, 2007 and $3.9 million for the three months ended March 31, 2006. This increase is primarily due to a $0.3 million increase in clinical and manufacturing expenses and a $0.4 million increase in staffing and facilities expenses. Research and development expenses associated with 2DG were $0.4 million for both the three months ended March 31, 2007 and 2006, respectively. Research and development expenses associated with our internally discovered compound TH-302 were $1.3 million for the three months ended March 31, 2007, as the compound progressed through preclinical studies towards the IND filing in April 2007. Research and development expenses associated with TH-070 were a credit of $0.1 million for the three months ended March 31, 2007 and $4.5 million for the three months ended March 31, 2006. This decrease in expenses was due to costs associated with fully enrolled clinical trials in the 2006 quarter, followed by the discontinuation of the program in July 2006. In the first quarter of 2007, we incurred expenses less than previous estimated accruals, related to the closure of the TH-070 program. Discovery research and development expenses were $1.3 million for the three months ended March 31, 2007 and $2.6 million for the three months ended March 31, 2006. The decrease was primarily due to the allocation of resources towards our TH-302 program and lower staffing and facilities expenses to support our other discovery research programs.

We did not track research and development expenses by project prior to 2003, and therefore we cannot provide cumulative project expenses to date. Due to the risks and uncertainties involved in discovering and developing product candidates, such as clinical trial results, regulatory approval requirements, dependence on third parties and market acceptance, all of which are described in “Risk Factors,” we cannot reasonably estimate the costs and timing of completion of each project or when any project will result in net cash inflows.

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials, start additional trials and continue our discovery efforts. Research and development expenses are expected to decrease in 2007 compared to 2006 due to the 2006 discontinuation of the TH-070 program, the Phase 3 glufosfamide clinical trial failing to meet its endpoint, a reduced workforce and smaller Phase 2 clinical trials in 2007.

General and Administrative. General and administrative expenses were $2.6 million for the three months ended March 31, 2007, compared to $3.8 million for the three months ended March 31, 2006. The decrease of $1.2 million is due $0.4 million in lower staffing expense related to staff reductions in August 2006, $0.3 million in lower consulting expenses and a decrease in stock-based compensation expenses of $0.7 million. These reductions in expenses were partially offset by $0.2 million in higher facilities expense as the lease for the additional floor space at our headquarters did not begin till April 2006.

We currently expect our general and administrative expenses to decrease in 2007 due to lower salary and benefit related expenses as a result of 2006 staff reductions and no anticipated material changes in administrative and infrastructure costs.

Interest Income, Net. Interest income for the three months ended March 31, 2007 was $0.6 million compared to $1.1 million for the three months ended March 31, 2006. The decrease was primarily due to lower invested cash balances and during the three months ended March 31, 2007 compared to the prior year.

Liquidity and Capital Resources

We have incurred net losses of $143.7 million since inception through March 31, 2007. We have not generated and do not expect to generate revenue from sales of product candidates for at least in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

We had cash, cash equivalents and marketable securities of $42.2 million and $52.8 million at March 31, 2007 and December 31, 2006, respectively, available to fund operations.

Net cash used in operating activities for the three months ended March 31, 2007 and 2006 was $10.4 million and $11.3 million, respectively. The decrease of $0.9 million in cash used in operations was primarily attributable to a lower net loss in 2007, partially offset by a decrease in accounts payable and accrual balances and non-cash charges related to stock-based compensation.

Net cash provided by investing activities was $3.5 million for the three months ended March 31, 2007 and net cash used in investing activities was $10.1 million for the three months ended March 31, 2006. The $13.6 million increase in cash provided by investing activities for the three months ended March 31, 2007 compared to the same period in 2006 was due primarily to a decrease in purchases of marketable securities and to a lesser extent, a decrease in capital expenditures, partially offset by a decrease in proceeds from sales of marketable securities.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2007 and net cash provided by financing activities was $0.3 million for the three months ended March 31, 2006. The cash used in the three months ended March 31, 2007 was primarily to repay our outstanding notes payable. The cash provided in the three months ending March 31, 2006 was primarily from the proceeds from stock options exercises and issuances of stock under our employee stock purchase plan.

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at March 31, 2006. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, we borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. At March 31, 2007 the total amount due under this facility was $2.0 million. The amended agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at the financial institution. At March 31, 2007, we were in compliance with this covenant.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of March 31, 2007, are as follows (in thousands):

	Remainder of current year (2007)	One to three years (2008 to 2010)	Four to five years (2011 to 2012)	After five Years	Total
Facilities leases	$928	$4,218	$1,129	$—	$6,275
Notes payable, principal and interest	840	1,313	—	—	2,153
Purchase commitments	1,597	—	—	—	1,597

Total	$3,365	$5,531	$1,129	$—	$10,025

We expect 2007 cash requirements to be in the range of $30.0 million to $35.0 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2007 will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, we may need or choose to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If necessary funds are not available, we may have to delay, reduce the scope or eliminate some of our research and development, which could delay the time to market for any of our product candidates.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information of our critical accounting policies, see the discussion of critical accounting policies in our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. We will be required to adopt SFAS No. 157 for financial statements in the first quarter of 2008. We are currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on its financial statements.

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

Based on their evaluation as of March 31, 2007, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2007 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

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

Our Phase 3 trial for the second-line treatment of metastatic pancreatic cancer, which was intended to be a pivotal trial, the results of which would have supported FDA approval, did not meet its primary endpoint for overall survival. Earlier Phase 1 and Phase 2 safety trials of glufosfamide were conducted on small numbers of patients and were designed to evaluate the activity of glufosfamide on a preliminary basis. However, these trials were not designed to demonstrate the efficacy of glufosfamide as a therapeutic agent. No drug for second line pancreatic cancer has been approved in the United States. Although we may discuss the results from our Phase 3 glufosfamide trial with the FDA to seek guidance and agreement of a revised regulatory strategy towards approval of glufosfamide in patients with pancreatic cancer, such approval will likely require additional clinical trials of uncertain duration and significant additional expense. In Phase 2 studies, glufosfamide has not shown clinical activity for the treatment of glioblastoma and has only demonstrated marginal activity for the treatment of non-small cell lung cancer. We are conducting additional Phase 2 clinical trials of glufosfamide in patients with ovarian cancer, small cell lung cancer and soft tissue sarcoma, but we cannot be certain that glufosfamide will show clinical activity in these trials. The FDA will require us to conduct additional clinical trials or other studies prior to accepting our NDA or granting marketing approval.

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

We may experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these trials. This is particularly true with respect to diseases with relatively small patient populations, such as pancreatic cancer, platinum-resistant ovarian cancer, recurrent sensitive small cell lung cancer and soft-tissue sarcoma, which are the indications we are currently testing for our glufosfamide product candidate.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the quarter ended March 31, 2007, we had a net loss of $9.1 million and we had an accumulated deficit of $143.7 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term. Therefore we expect to continue to have significant losses.

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

In August 2006, we announced a plan to reduce the number of full-time employees by 29 employees. As of March 31, 2007, we had 50 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our strategy.

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

Our existing supply of 2DG clinical trial material is sufficient for our ongoing clinical trials through 2007. We are currently in the process of manufacturing additional 2DG drug product, but if we are not successful we may experience a significant delay in our 2DG clinical program.

Our contract manufacturers produced TH-302 API and are in the process of manufacturing clinical trial material for the initiation of our planned Phase 1 trial in 2007. If we are not successful in manufacturing sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

We are using clinical research organizations to oversee some of our ongoing glufosfamide clinical trials and expect to use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. Completion of our ongoing and future studies of glufosfamide are and will be dependent upon the accrual of patients at clinical sites outside the United States. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Astrazeneca PLC, Genentech, Eli Lilly and Company and Pfizer and from generic pharmaceutical manufacturers. In particular, our glufosfamide product candidate for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar®, marketed by Pfizer, Erbitux®, marketed by Imclone Systems Incorporated and Bristol-Myers Squibb Company, Taxotere®, marketed by the sanofi-aventis Group, Xeloda®, marketed by Roche, Avastin®, marketed by Genentech, Nexavar®, marketed by Onyx and Bayer, and Alimta®, marketed by Eli Lilly and Company, are under investigation as possible combination therapies or monotherapy for pancreatic, ovarian, small cell lung cancers and soft tissue sarcomas. Additionally OSI Pharmaceuticals and Genentech market Tarceva® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer.

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

As of April 30, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 46.5% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2007 to 1/31/2007	3036	$0.53	—	—
02/01/2007 to 2/28/2007	4,049	$0.53	—	—
03/01/2007 to 03/31/2007	78,367	$0.30	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Threshold Pharmaceuticals, Inc.

Date: May 9, 2007	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2007	/s/ Cathleen P. Davis
Cathleen P. Davis
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Cathleen P. Davis.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Cathleen P. Davis.