Form 10-Q
period 2007-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2007-08-07
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

On July 31, 2007, there were 37,326,928 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2007

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade-marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,437	$28,450
Marketable securities	18,430	24,360
Prepaid expenses and other current assets	896	547

Total current assets	35,763	53,357
Property and equipment, net	2,645	3,169
Restricted cash and other assets	508	508

Total assets	$38,916	$57,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$719	$619
Accrued clinical and development expenses	2,485	4,320
Accrued liabilities	721	2,286
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	943	997

Total current liabilities	6,305	9,659
Deferred revenue, less current portion	718	1,436
Notes payable, less current portion	800	1,247
Deferred rent	509	454

Total liabilities	8,332	12,796

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 37,328,143 shares at June 30, 2007 and 37,345,890 shares at December 31, 2006	37	37
Additional paid-in capital	184,281	182,840
Deferred stock-based compensation	(2,371)	(3,975)
Accumulated other comprehensive loss	(9)	(7)
Deficit accumulated during the development stage	(151,354)	(134,657)

Total stockholders’ equity	30,584	44,238

Total liabilities and stockholders’ equity	$38,916	$57,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2007
	2007	2006	2007	2006
Revenue	$359	$359	$718	$718	$2,869

Operating expenses:
Research and development	5,992	13,063	13,334	24,501	120,385
General and administrative	2,462	3,763	5,110	7,576	41,011

Total operating expenses	8,454	16,826	18,444	32,077	161,396

Loss from operations	(8,095)	(16,467)	(17,726)	(31,359)	(158,527)
Interest income, net	498	993	1,109	2,065	7,532
Interest expense	(41)	(53)	(80)	(59)	(359)

Net loss	(7,638)	(15,527)	(16,697)	(29,353)	(151,354)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(7,638)	$(15,527)	$(16,697)	$(29,353)	$(192,216)

Net loss per common share, basic and diluted	$(0.21)	$(0.43)	$(0.45)	$(0.81)

Weighted average number of shares used in per common share calculations: basic and diluted	36,952	36,178	36,927	36,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(16,697)	$(29,353)	$(151,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557	318	2,312
Stock-based compensation expense	2,981	5,764	29,614
Amortization of debt issuance costs	—	—	44
Gain on sale of investments, property and equipment	—	(41)	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(349)	(482)	(922)
Accounts payable	101	(459)	720
Accrued clinical and development expenses	(1,835)	635	2,485
Accrued liabilities	(1,564)	406	722
Deferred rent	55	186	509
Deferred revenue	(718)	(718)	2,155

Net cash used in operating activities	(17,469)	(23,744)	(113,751)

Cash flows from investing activities:
Acquisition of property and equipment	(42)	(2,173)	(4,936)
Acquisition of marketable securities	(11,793)	(27,234)	(126,077)
Proceeds from sale of marketable securities	17,729	21,813	107,653
Restricted cash	—	(292)	(483)

Net cash provided by (used in) investing activities	5,894	(7,886)	(23,843)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	63	397	102,450
Proceeds from issuance of notes payable	—	2,616	3,616
Repayment of notes payable	(501)	(270)	(1,874)

Net cash (used in) provided by financing activities	(438)	2,743	154,031

Net increase (decrease) in cash and cash equivalents	(12,013)	(28,887)	16,437
Cash and cash equivalents, beginning of period	28,450	74,947	—

Cash and cash equivalents, end of period	$16,437	$46,060	$16,437

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$(140)	$—	$19,675

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Change in unrealized loss on marketable securities	$(2)	$(103)	$(9)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a development stage enterprise engaged primarily in the research and development of targeted small molecule therapies for the treatment of cancer. The Company was incorporated in the State of Delaware on October 17, 2001, and has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At June 30, 2007, the Company had an accumulated deficit of $151.4 million. Prior to mid-2008, we would need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.5 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and the Company therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. As of June 30, 2007, the Company’s unrecognized tax benefits remained unchanged from January 1, 2007.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, substantially all of its tax years are subject to federal and state tax examination.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. The Company will be required to adopt SFAS No. 157 for financial statements in the first quarter of 2008. The Company is currently evaluating the impact of SFAS No. 157.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(7,638)	$(15,527)	$(16,697)	$(29,353)

Denominator:
Weighted average common shares outstanding	37,329	37,339	37,398	37,302
Less: Weighted average unvested common shares subject to repurchase	(377)	(1,161)	(471)	(1,284)

Denominator for basic and diluted calculations	36,952	36,178	36,927	36,018

Basic and diluted net loss per share	$(0.21)	$(0.43)	$(0.45)	$(0.81)

The following outstanding stock options and warrants and common shares subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of June 30,
	2007	2006
Shares issuable upon exercise of stock options	2,887	2,556
Shares issuable related to the ESPP	50	106
Common shares subject to repurchase	326	1,064

NOTE 3— STOCK BASED COMPENSATION

Equity Incentive Plans

2004 Equity Incentive Plan The 2004 Amended and Restated Equity Incentive Plan, adopted by the board of directors and approved by stockholders, provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees, officers, non-employee directors and consultants. Stock options to employees and officers are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant; those option awards expire after 10 years or three months after termination of service and generally vest based over four years of continuous service, with options for new employees generally including a one-year cliff vesting period. At June 30, 2007, 2,418,318 shares were authorized and available for issuance under the stock option plan, which included the automatic annual increase of 1,214,402 shares approved by the board of directors on April 2, 2007.

2004 Employee Stock Purchase Plan The 2004 Employee Stock Purchase Plan, adopted by the board of directors and approved by the stockholders, contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the quarter ended March 31, 2007, plan participants had purchased 67,070 shares at an average purchase price of $1.29. At June 30, 2007, plan participants had $0.1 million withheld to purchase stock on August 14, 2007, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2007, 855,307 shares were authorized and available for issuance under the ESPP.

Adoption of SFAS No. 123(R)

Prior to January 1, 2006 the Company accounted for stock-based employee compensation arrangements in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price. Stock-based compensation expense was recognized under APB 25 for options granted prior to the Company’s initial public offering of its common stock in February 2005 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock based on the anticipated initial public offering stock price). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to January 1, 2006, for option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted the fair value provisions of SFAS 123(R) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three and six months ended June 30, 2007 and 2006 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and six months ended June 30, 2007 and 2006, based on the recognition of the grant date fair value estimated in accordance with the original provisions of SFAS 123 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three and six months ended June 30, 2007 and 2006, based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three months and six ended June 30, 2007 and 2006, based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007 related to stock options and ESPP was $1.5 million and $2.9 million, respectively. The stock-based compensation expense for the three and six months ended June 30, 2007, included $0.7 million and $1.5 million, respectively, related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is being recorded as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee Stock Options
Risk-free interest rate	4.59%	5.00%	4.63%	4.76%
Expected term (in years)	5.56	6.02	5.97	6.02
Dividend yield	—	—	—	—
Volatility	77%	77%	77%	77%
Weighted-average fair value of stock options granted	$1.05	$7.10	$1.65	$9.66

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	5.0%	4.70%	5.0%	4.70%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	67%	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$1.52	$6.07	$1.52	$6.07

To determine the expected term of the Company’s employee stock options granted during the three and six months ended June 30, 2007 and 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and six months ended June 30, 2007 and 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and six months ended June 30, 2006 and 2007 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.7 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through June 30, 2007, the Company amortized approximately $17.3 million of such compensation expense, net of forfeitures, with approximately $0.7 million and $1.5 million being amortized in the three and six months ended June 30, 2007, respectively and $1.2 million $2.4 million being amortized in the three and six months ended June 30, 2006, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $0.8 million and $1.4 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the three and six months ended June 30, 2007, respectively, and $1.3 million and $2.6 million of stock-based compensation expense for the three and six months ended June 30, 2006, in addition to the amortization of deferred compensation above. As of June 30, 2007, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $8.9 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.0 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $38,000 and $0.1 million for the three months and six months ended June 30, 2007 and $0.2 million and $0.7 million for the three months and six months ended June 30, 2006, respectively.

Stock Option Activity

The following table summarizes information about stock options issued under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,074,801	$2.60	—	—
Granted	1,174,000	$2.36	—	—
Exercised	(2,027)	$2.42	—	—
Forfeitures	(359,737)	$2.59	—	—

Outstanding at June 30, 2007	2,887,037	$2.50	8.63	$93,829

Vested and expected to vest June 30, 2007	2,821,309	$2.50	8.62	$93,349

Exercisable at June 30, 2007	719,303	$2.56	7.89	$77,539

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2007. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $2,000 and $0.5 million, respectively, determined at the date of the option exercise. Cash received from stock option exercises was $5,000 and $0.1 million for the six months ended June 30, 2007 and 2006, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Amortization of stock-based compensation:
Research and development	$652	$1,371	$1,195	$2,836
General and administrative	938	1,428	1,786	2,929

	$1,590	$2,799	$2,981	$5,765

NOTE 4— NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement with a financial institution to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, the Company borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. The amended agreement requires the Company to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million at the financial institution. At June 30, 2007, the Company was in compliance with this covenant.

At June 30, 2007, future principal payments under the amended loan and security agreement are as follows (in thousands):

Years Ending December 31,
2007 (remaining six months)	$496
2008	910
2009	337

Total	$1,743

NOTE 5— COMMITMENTS AND CONTINGENCIES

Leases and other commitments

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2007 (remaining six months)	$619
2008	1,358
2009	1,398
2010	1,462
2011	1,129

Total	$5,966

The Company’s purchase commitments at June 30, 2007 were $1.2 million.

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

The Company’s bylaws provide that it is required to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature, to the fullest extent permissible by applicable law; and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company has entered into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in the Company’s bylaws.

Legal Proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. The securities lawsuits, which the Company expects will be consolidated into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company’s common stock from the date of the Company’s initial public offering of securities on February 4, 2005 through July 14, 2006. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Company’s Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

NOTE 6— COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(7,638)	$(15,527)	$(16,697)	$(29,353)
Other comprehensive loss:
Unrealized loss on marketable securities	(5)	(29)	(3)	(103)

Total comprehensive loss	$(7,643)	$(15,556)	$(16,700)	$(29,456)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on the discovery and development of drugs based on Metabolic Targeting, an approach that targets fundamental differences in metabolism between normal and certain diseased cells. Two of our product candidates were designed to utilize Metabolic Targeting through the potential targeting of the increased uptake of glucose in cancer cells relative to most normal cells. These product candidates, glufosfamide and 2-deoxyglucose (“2DG”), share certain structural characteristics with glucose but act instead as poisons when taken up by a cancer cell. Our other product candidate, TH-302, and the other compounds our scientists are creating and testing in our laboratories, use Metabolic Targeting by targeting the decreased blood supply and oxygenation of most tumor tissues relative to normal tissue. These compounds are relatively non-toxic when oxygen is present, as in healthy tissues, but undergo a chemical reaction in the presence of low levels of oxygen that converts them into toxic compounds that can kill cancer cells. This pipeline of drug candidates is designed to target tumor cells selectively, and we believe that our drugs could be more efficacious and less toxic to healthy tissues than conventional drugs, and thereby provide significant improvement over current therapies.

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

•

2DG, our second product candidate for the potential treatment of cancer, is being evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This trial began in the first quarter of 2004 and we expect to complete enrollment and present top-line results for this trial in the second half of 2007.

•

TH-302 is a hypoxically activated prodrug for the potential treatment of solid tumors and is in Phase 1 clinical trials. TH-302 was discovered by Threshold. It is a novel drug candidate that is activated under the hypoxic conditions typical of certain cancer tumor cells. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the FDA for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety of TH-302 in patients with advanced solid tumors.

We are working to discover additional novel drug candidates that will specifically target cancer cells and also are actively seeking to in-license other promising compounds or programs. We would require additional funding to in-license or otherwise acquire and develop additional compounds or programs.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and, prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of June 30, 2007, we had cash, cash equivalents and marketable securities of $34.9 million. The net loss for the three and six months ended June 30, 2007, was $7.6 million and $16.7 million, respectively, and the cumulative net loss since our inception through June 30, 2007 was $151.4 million.

We expect to continue to incur losses from operations in the future. We expect that expenses will decrease in 2007 compared to 2006 due to a reduced workforce and smaller clinical trials, and that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned clinical trials and conducting research and discovery efforts toward additional product candidates. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials. See detailed discussion in Liquidity and Capital Resources regarding raising capital for funding future operations beyond mid-2008.

Results of Operations

Revenue. For the three and six months ended June 30, 2007 and 2006, we recognized revenue of $0.4 million and $0.7 million, respectively, related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. We are responsible for the costs of all development activities under this agreement.

Research and Development. Research and development expenses were $6.0 million for the three months ended June 30, 2007 compared to $13.1 million for the three months ended June 30, 2006. The $7.1 million decrease in expenses is due to a $4.8 million decrease in clinical and development expenses, and $1.6 million in lower staffing expenses due to a lower headcount compared to the prior year period, partially offset by a $0.1 million increase in facilities expenses. Stock-based compensation decreased by $0.7 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well a lower valuation for 2007 stock options primarily due to a lower stock price. Research and development expenses were $13.3 million for the six months ended June 30, 2007 compared to $24.5 million for the six months ended June 30, 2006. The $11.2 million decrease in expenses is due to a $7.4 million decrease in clinical and development expenses, and $2.6 million in lower staffing expense, partially offset by an increase of $0.5 million in facilities expenses. Stock-based compensation expense decreased by $1.6 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well a lower valuation for 2007 stock options primarily due to a lower stock price.

Research and development expenses by project (in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Glufosfamide	$2,922	$3,332	$7,356	$7,270
TH-302	1,671	—	2,982	—
2DG	241	502	646	883
Discovery research	1,126	3,139	2,465	5,760
TH-070	32	6,090	(115)	10,588

Total research and development expenses	$5,992	$13,063	$13,334	$24,501

Research and development expenses associated with glufosfamide were $2.9 million for the three months ended June 30, 2007 and $3.3 million for the three months ended June 30, 2006. This decrease is primarily due to a $0.5 million decrease in clinical and manufacturing expenses partially offset by $0.1 million increase in employee-related expenses. Research and development expenses associated with 2DG were $0.2 million for the three months ended June 30, 2007 and $0.5 million for the three months ended June 30, 2006 as we near the completion of our 2DG Phase 1 trial. Research and development expenses associated with our internally-discovered TH-302 compound were $1.7 million for the three months ended June 30, 2007, as the compound progressed through preclinical studies towards the IND filing in April 2007 and commencement of the Phase 1 trial in July 2007. Research and development expenses associated with TH-070 were $32,000 for the three months ended June 30, 2007 and $6.1 million for the three months ended June 30, 2006. This decrease in expenses was due to costs associated with fully-enrolled clinical trials in the 2006 quarter, followed by the discontinuation of the program in July 2006. Discovery research expenses were $1.1 million for the three months ended June 30, 2007 and $3.1 million for the three months ended June 30, 2006. The decrease was primarily due to the allocation of resources towards our TH-302 program and lower staffing and facilities expenses to support our other discovery research programs.

Research and development expenses associated with glufosfamide were $7.4 million for the six months ended June 30, 2007 and $7.3 million for the six months ended June 30, 2006. This increase is primarily due to a $0.4 million increase in staffing and facilities expenses, partially offset by a $0.3 million decrease in clinical, outside consulting and stock compensation expense. Research and development expenses associated with 2DG were $0.6 million for the six months ended June 30, 2007 and $0.9 million for the six months ended June 30, 2006, as we near the completion of our 2DG Phase 1 trial. Research and development expenses associated with our internally discovered compound TH-302 were $3.0 million for the six months ended June 30, 2007, as the compound progressed through preclinical studies towards the IND filing in April 2007 and commencement of the Phase 1 trial in July 2007. Research and development expenses associated with TH-070 were a credit of $0.1 million for the six months ended June 30, 2007 and $10.6 million for the six months ended June 30, 2006. This decrease in expenses was due to costs associated with fully-enrolled clinical trials in the 2006 period, followed by the discontinuation of the program in July 2006. For the six months ended June 30, 2007, we incurred expenses less than previous estimated accruals. Discovery research expenses were $2.5 million for the six months ended June 30, 2007 and $5.8 million for the six months ended June 30, 2006. The decrease was primarily due to the allocation of resources towards our TH-302 program and lower staffing and facilities expenses to support our other discovery research programs.

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

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials, start additional trials and continue our discovery efforts. Research and development expenses are expected to decrease in 2007 compared to 2006 due to the 2006 discontinuation of the TH-070 program, the Phase 3 glufosfamide clinical trial failing to meet its endpoint, a reduced workforce and smaller clinical trials in 2007.

General and Administrative. General and administrative expenses were $2.5 million for the three months ended June 30, 2007, compared to $3.8 million for the three months ended June 30, 2006. The decrease of $1.3 million is due to $0.7 million in lower staffing expense related to staff reductions in August 2006, $0.2 million in lower consulting expenses and a decrease in stock-based compensation expenses of $0.5 million. These reductions in expenses were partially offset by $0.1 million in higher facilities expense.

General and administrative expenses were $5.1 million for the six months ended June 30, 2007, compared to $7.6 million for the six months ended June 30, 2006. The decrease of $2.5 million is due $1.2 million in lower staffing expense related to staff reductions in August 2006, $0.5 million in lower consulting expenses and a decrease in stock-based compensation expenses of $1.2 million. These reductions in expenses were partially offset by $0.4 million in higher facilities expense as the lease for the additional floor space at our headquarters did not begin until April 2006.

We currently expect our general and administrative expenses to decrease in 2007 from 2006 levels, primarily due to lower employee-related expenses.

Interest Income, Net. Interest income for the three and six months ended June 30, 2007 was $0.5 million and $1.1 million, respectively, compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2006, respectively. The decrease was primarily due to lower invested cash, cash equivalents and marketable securities balances during the three and six months ended June 30, 2007 compared to the same periods in the prior year.

Liquidity and Capital Resources

We have incurred net losses of $151.4 million since inception through June 30, 2007. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

We had cash, cash equivalents and marketable securities of $34.9 million and $52.8 million at June 30, 2007 and December 31, 2006, respectively, available to fund operations.

Net cash used in operating activities for the six months ended June 30, 2007 and 2006 was $17.5 million and $23.7 million, respectively. The decrease of $6.2 million in cash used in operations was primarily attributable to a lower net loss in 2007, partially offset by a decrease in accrual balances and non-cash charges related to stock-based compensation.

Net cash provided by investing activities was $5.9 million for the six months ended June 30, 2007 and net cash used in investing activities was $7.9 million for the six months ended June 30, 2006. The $13.8 million increase in cash provided by investing activities for the six months ended June 30, 2007 compared to the same period in 2006 was due primarily to a decrease in purchases of marketable securities and to a lesser extent, a decrease in capital expenditures, partially offset by a decrease in proceeds from sales of marketable securities.

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2007 and net cash provided by financing activities was $2.7 million for the six months ended June 30, 2006. The cash used in the six months ended June 30, 2007 was primarily to repay our outstanding notes payable. The cash provided in the six months ending June 30, 2006 was primarily from the proceeds from issuance of new notes payable and to lesser extent stock options exercises and issuances of stock under our employee stock purchase plan.

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at June 30, 2006. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and leasehold improvements and equipment purchases related to our additional leased space. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, we borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. We may borrow up to an additional $1.4 million for equipment purchases. At June 30, 2007 the total amount due under this facility was $1.7 million. The amended agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at the financial institution. At June 30, 2007, we were in compliance with this covenant.

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

In addition, the leases require us to pay certain taxes, assessments, fees and other costs and expenses associated with the premises as well as a customary management fee. In connection with the lease, we furnished a letter of credit to the landlord for approximately $0.3 million. We are currently pursuing sub-leases and other arrangements with third parties to defray our lease expenses. There can be no assurances that these efforts will be successful.

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of June 30, 2007, are as follows (in thousands):

	Remainder of current year (2007)	One to three years (2008 to 2010)	Four to five years (2011 to 2012)	After five Years	Total
Facilities leases	$619	$4,218	$1,129	$—	$5,966
Notes payable, principal and interest	552	1,314	—	—	1,866
Purchase commitments	1,221	—	—	—	1,221

Total	$2,392	$5,532	$1,129	$—	$9,053

We expect 2007 cash requirements to be in the range of $30.0 million to $35.0 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2007 will be sufficient to fund our projected operating requirements through at least mid-2008, including completing our current and planned trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Prior to mid-2008, we would need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. We will be required to adopt SFAS No. 157 for financial statements in the first quarter of 2008. We are currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

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

Based on their evaluation as of June 30, 2007, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2007 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. The securities lawsuits, which the Company expects will be consolidated into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company’s common stock from the date of the Company’s initial public offering of securities on February 4, 2005 through July 14, 2006. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Company’s Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously.

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

Our Phase 3 trial for the second-line treatment of metastatic pancreatic cancer, which was intended to be a pivotal trial, the results of which could have supported FDA approval, did not meet its primary endpoint for overall survival. Earlier Phase 1 and Phase 2 safety trials of glufosfamide were conducted on small numbers of patients and were designed to evaluate the activity of glufosfamide on a preliminary basis. However, these trials were not designed to demonstrate the efficacy of glufosfamide as a therapeutic agent. No drug for second-line pancreatic cancer has been approved in the United States. We have analyzed the data from the Phase 3 glufosfamide trial and may discuss the results with the FDA to seek guidance and agreement of a revised regulatory strategy towards approval of glufosfamide in patients with pancreatic cancer. Such an approval will require additional clinical trials of uncertain duration and significant additional expense. There can be no assurance that such trials will demonstrate efficacy or lead to a regulatory approval. In Phase 2 studies, glufosfamide has not shown clinical activity for the treatment of glioblastoma and has only demonstrated marginal activity for the treatment of non-small cell lung cancer. We are conducting Phase 2 clinical trials of glufosfamide in patients with ovarian cancer, small cell lung cancer and soft tissue sarcoma, but we cannot be certain that glufosfamide will show clinical activity in these trials. The FDA will require us to conduct additional clinical trials or other studies prior to accepting our NDA or granting marketing approval.

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

Anti-tumor drugs being developed by Threshold, such as glufosfamide, 2 DG and TH-302 are expected to have undesirable side effects. The extent, severity and clinical significance of these effects may not be apparent initially and may be discovered during drug development or even post-approval. The expected side effects or others identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved.

Delays in clinical testing could result in increased costs to us and delay our ability to obtain regulatory approval and commercialize our product candidates.

Significant delays in clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned glufosfamide, 2DG and TH-302 clinical trials will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including adverse safety events experienced during our trials and delays in:

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

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the six months ended June 30, 2007, we had a net loss of $16.7 million and we had an accumulated deficit of $151.4 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses.

To attain profitability, we will need to develop products successfully and market and sell them effectively. We have never generated revenue from the sale of our product candidates, and there is no guarantee that we will be able to do so in the future. If our glufosfamide product candidate fails to show positive results in our ongoing clinical trials, or we do not receive regulatory approval, or if glufosfamide does not achieve market acceptance even if approved, we may not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses, we would be unable to continue our research and development programs.

We are likely to require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

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

Prior to mid-2008 we would need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

Raising additional funds may cause dilution to existing stockholders or require us to relinquish valuable rights.

We may raise additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it will be necessary to relinquish some rights to our product candidates.

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

In August 2006, we announced a plan to reduce the number of full-time employees by 29 employees. As of June 30, 2007, we had 45 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

The reduction in our work force may cause difficulties in conducting operations and maintaining an effective work environment.

The reduction in our work force in August 2006 imposed significant added responsibilities on remaining management and other employees, including the need to consolidate job functions and to conduct operation with fewer employees. We expect that we will need to continue to increase our use of various third parties, including contract research organizations, manufacturers, consultants and others, including potential collaborators, in order to continue and conduct some operations. Our ability to manage our operations and outside relationships will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to do this effectively, it may be difficult for us to execute our business strategy.

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

Our initial supplies of glufosfamide were prepared by a subsidiary of Baxter International, Inc. and were used to initiate our current clinical trials. We are currently using glufosfamide API and drug product supplied by our primary contract manufacturer and we believe we will have sufficient clinical trial material to complete our current ongoing Phase 2 trials. If we experience unexpected delays, or if the API or drug product does not meet specifications, we may experience a significant delay in completion of existing trials and the initiation of additional trials.

Our existing supply of 2DG clinical trial material may not be sufficient for our ongoing clinical trial through 2007. We are currently in the process of manufacturing additional 2DG API and drug product, but if we are not successful we may experience a significant delay in our 2DG clinical program.

Our contract manufacturers have produced sufficient TH-302 API and drug product for the initial stage of our Phase 1 trial, which commenced in July 2007. Additional clinical trial material will be manufactured as required. If we are not successful in manufacturing sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

To date, we believe drug supply for our product candidates have been manufactured in quantities sufficient for preclinical studies or clinical trials. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to have it manufactured in commercial quantities. We may not be able to increase the manufacturing capacity for any of our product candidates in a timely or economic manner successfully or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory agencies must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply which could limit our sales.

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

We rely on third parties to conduct some of our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We are using clinical research organizations to oversee some of our ongoing glufosfamide clinical trials and may use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that studies are conducted in compliance with FDA requirements. Completion of our ongoing and future studies of glufosfamide are and will be dependent upon the accrual of patients at clinical sites outside the United States. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

We have an issued U.S. patent for the use of orally administered 2DG for the treatment of cancer at certain doses and administration schedules, and we have in-licensed two issued U.S. patents that cover the treatment of certain cancers with 2DG in combination with other specific anti-cancer agents. We also have applications related to the issued licensed patent that cover other 2DG combination therapies, but we cannot be certain that any other patent application under this license will be issued. Others may develop and market 2DG for the treatment of cancer, however, if they develop treatments using dosing and administration schedules or combination therapies outside the scope of our patents or in contravention of our patent rights.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Astrazeneca PLC, Genentech, Eli Lilly and Company and Pfizer and from generic pharmaceutical manufacturers. In particular, our glufosfamide product candidate for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar®, marketed by Pfizer, Erbitux®, marketed by Imclone Systems Incorporated and Bristol-Myers Squibb Company, Taxotere®, marketed by the sanofi-aventis Group, Xeloda®, marketed by Roche, Avastin®, marketed by Genentech, Nexavar®, marketed by Onyx and Bayer, and Alimta®, marketed by Eli Lilly and Company, are under investigation as possible combination therapies or monotherapy for pancreatic, ovarian, small cell lung cancers and soft tissue sarcomas. Additionally OSI Pharmaceuticals and Genentech market Tarceva® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, a number of companies, including Novacea and Proacta, have compounds in clinical trials that target the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do, and Sanofi-Aventis recently completed a Phase III trial on Tirapazamine, a hypoxically activated prodrug, and while sanofi-aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of the compound.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. The securities lawsuits, which we expect will be consolidated into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of June 30, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 46.7% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/2007 to 04/30/2007	—	$—	—	—
05/01/2007 to 05/31/2007	1,392	$0.41	—	—
06/01/2007 to 06/30/2007	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2007, the Annual Meeting of Stockholders of Threshold Pharmaceuticals Inc. was held at our offices in Redwood City, California.

An election of Class II directors was held with the following individuals being elected to our Board of Directors to serve until our 2009 Annual Meeting of Stockholders:

Bruce C. Cozadd	(30,486,175 votes for, 805,567 votes withheld)
David R. Hoffmann	(30,561,899 votes for, 729,843 votes withheld)
George G. C. Parker	(30,490,625 votes for, 801,117 votes withheld)

The Company’s directors whose terms continued after the Annual Meeting are William A. Halter, Dr. Wilfred E. Jaeger, Dr. Michael F. Powell and Dr. Harold E. Selick.

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

*	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 (31,179,827 votes in favor, 48,540 votes opposed, 63,375 votes abstaining).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Threshold Pharmaceuticals, Inc.

Date: August 7, 2007	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	/s/ Cathleen P. Davis
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