Form 10-Q
period 2007-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2007-11-07
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

On October 31, 2007, there were 37,375,168 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2007

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade-marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,909	$28,450
Marketable securities	13,554	24,360
Prepaid expenses and other current assets	671	547

Total current assets	30,134	53,357
Property and equipment, net	2,363	3,169
Restricted cash and other assets	508	508

Total assets	$33,005	$57,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780	$619
Accrued clinical and development expenses	2,198	4,320
Accrued liabilities	633	2,286
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	926	997

Total current liabilities	5,974	9,659
Deferred revenue, less current portion	359	1,436
Notes payable, less current portion	571	1,247
Deferred rent	537	454

Total liabilities	7,441	12,796
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 37,378,710 shares at September 30, 2007 and 37,345,890 shares at December 31, 2006	37	37
Additional paid-in capital	185,061	182,840
Deferred stock-based compensation	(1,623)	(3,975)
Accumulated other comprehensive gain (loss)	2	(7)
Deficit accumulated during the development stage	(157,913)	(134,657)

Total stockholders’ equity	25,564	44,238

Total liabilities and stockholders’ equity	$33,005	$57,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2007
	2007	2006	2007	2006
Revenue	$359	$359	$1,077	$1,077	$3,228

Operating expenses:
Research and development	4,896	13,990	18,230	38,491	125,281
General and administrative	2,407	3,936	7,517	11,512	43,418

Total operating expenses	7,303	17,926	25,747	50,003	168,699

Loss from operations	(6,944)	(17,567)	(24,670)	(48,926)	(165,471)
Interest income, net	415	907	1,524	2,972	7,947
Interest expense	(30)	(53)	(110)	(112)	(389)

Net loss	(6,559)	(16,713)	(23,256)	(46,066)	(157,913)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(6,559)	$(16,713)	$(23,256)	$(46,066)	$(198,775)

Net loss per common share, basic and diluted	$(0.18)	$(0.46)	$(0.63)	$(1.27)

Weighted average number of shares used in per common share calculations: basic and diluted	37,079	36,502	36,992	36,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(23,256)	$(46,066)	$(157,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784	658	2,539
Stock-based compensation expense	4,475	8,334	31,108
Amortization of debt issuance costs	—	—	44
Gain on sale of investments, property and equipment	—	(41)	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(124)	(203)	(697)
Accounts payable	161	(491)	780
Accrued clinical and development expenses	(2,122)	2,652	2,198
Accrued liabilities	(1,652)	(220)	634
Deferred rent	83	335	537
Deferred revenue	(1,077)	(1,077)	1,796

Net cash used in operating activities	(22,728)	(36,119)	(119,010)

Cash flows from investing activities:
Acquisition of property and equipment	(10)	(2,352)	(4,904)
Acquisition of marketable securities	(18,233)	(35,815)	(132,517)
Proceeds from sale and maturity of marketable securities	29,079	35,438	119,003
Restricted cash	—	(292)	(483)

Net cash provided by (used in) investing activities	10,836	(3,021)	(18,901)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	98	488	102,485
Proceeds from issuance of notes payable	—	2,617	3,616
Repayment of notes payable	(747)	(510)	(2,120)

Net cash provided by (used in) financing activities	(649)	2,595	153,820

Net increase (decrease) in cash and cash equivalents	(12,541)	(36,545)	15,909
Cash and cash equivalents, beginning of period	28,450	74,947	—

Cash and cash equivalents, end of period	$15,909	$38,042	$15,909

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$(158)	$(1,734)	$20,073

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Change in unrealized gain (loss) on marketable securities	$9	$(26)	$2

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a development stage enterprise engaged primarily in the research and development of targeted small molecule therapies for the treatment of cancer. The Company was incorporated in the State of Delaware on October 17, 2001, and has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At September 30, 2007, the Company had an accumulated deficit of $157.9 million. Prior to the first quarter of 2009, the Company expects to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

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

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

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

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.5 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and the Company therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. As of September 30, 2007, the Company’s unrecognized tax benefits remain unchanged from January 1, 2007.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, substantially all of its tax years are subject to federal and state tax examination.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) ratified consensus EITF Issue No. 07-3 “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of the provisions of EITF 07-3 on its financial position, results of operations and cash flows.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(6,559)	$(16,713)	$(23,256)	$(46,066)

Denominator:
Weighted average common shares outstanding	37,355	37,457	37,413	37,356
Less: Weighted average unvested common shares subject to repurchase	(276)	(955)	(421)	(1,175)

Denominator for basic and diluted calculations	37,079	36,502	36,992	36,181

Basic and diluted net loss per share	$(0.18)	$(0.46)	$(0.63)	$(1.27)

The following outstanding stock options and warrants and common shares subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of September 30,
	2007	2006
Shares issuable upon exercise of stock options	2,818	2,691
Shares issuable related to the ESPP	30	53
Common shares subject to repurchase	227	845

NOTE 3 — STOCK BASED COMPENSATION

Equity Incentive Plans

2004 Equity Incentive Plan The 2004 Amended and Restated Equity Incentive Plan, adopted by the board of directors and approved by stockholders, provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees, officers, non-employee directors and consultants. Stock options to employees and officers are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant; those option awards expire after 10 years or three months after termination of service and generally vest based over four years of continuous service, with options for new employees generally including a one-year cliff vesting period. At September 30, 2007, 2,488,831 shares were authorized and available for issuance under the stock option plan, which included the automatic annual increase of 1,214,402 shares approved by the board of directors on April 2, 2007.

2004 Employee Stock Purchase Plan The 2004 Employee Stock Purchase Plan, adopted by the board of directors and approved by the stockholders, contains consecutive, overlapping 24-month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the quarter ended September 30, 2007, plan participants had purchased 51,782 shares at an average purchase price of $0.69. At September 30, 2007, plan participants had $21,000 withheld to purchase stock on February 14, 2008, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At September 30, 2007, 803,525 shares were authorized and available for issuance under the ESPP.

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

On January 1, 2006, the Company adopted the fair value provisions of SFAS 123(R) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three and nine months ended September 30, 2007 and 2006 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and nine months ended September 30, 2007 and 2006, based on the recognition of the grant date fair value estimated in accordance with the original provisions of SFAS 123 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three and nine months ended September 30, 2007 and 2006, based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three months and nine months ended September 30, 2007 and 2006, based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2007 related to stock options and ESPP was $1.5 million and $4.5 million, respectively. The stock-based compensation expense for the three and nine months ended September 30, 2007, included $0.7 million and $2.2 million, respectively, related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is being recorded as compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Employee Stock Options
Risk-free interest rate	4.70%	4.62%	4.63%	4.68%
Expected term (in years)	6.05	5.52	5.97	5.82
Dividend yield	—	—	—	—
Volatility	77%	77%	77%	77%
Weighted-average fair value of stock options granted	$0.65	$0.89	$1.62	$4.52
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	4.53%	5.03%	4.55%	5.01%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	67%	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.35	$0.68	$0.39	$0.87

To determine the expected term of the Company’s employee stock options granted during the three and nine months ended September 30, 2007 and 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and nine months ended September 30, 2007 and 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and nine months ended September 30, 2006 and 2007 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $20.1 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through September 30, 2007, the Company amortized approximately $18.0 million of such compensation expense, net of forfeitures, with approximately $0.7 million and $2.2 million being amortized in the three and nine months ended September 30, 2007, respectively, and $1.0 million $3.5 million being amortized in the three and nine months ended September 30, 2006, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $0.7 million and $2.2 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the three and nine months ended September 30, 2007, respectively, and $1.3 million and $3.9 million of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, in addition to the amortization of deferred compensation above. As of September 30, 2007, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $7.8 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.8 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $24,000 and $0.1 million for the three months and nine months ended September 30, 2007, respectively, and $0.2 million and $0.9 million for the three months and nine months ended September 30, 2006, respectively.

Stock Option Activity

The following table summarizes information about stock options issued under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,074,801	$2.60	—	—
Granted	1,210,500	$2.32	—	—
Exercised	(2,027)	$2.42	—	—
Forfeitures	(465,535)	$2.66	—	—

Outstanding at September 30, 2007	2,817,739	$2.47	8.56	$57,317

Vested and expected to vest September 30, 2007	2,745,805	$2.47	8.56	$57,034

Exercisable at September 30, 2007	886,495	$2.54	8.08	$49,449

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2007. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $2,000 and $0.5 million, respectively, determined at the date of the option exercise. Cash received from stock option exercises was $5,000 and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Amortization of stock-based compensation:
Research and development	$602	$1,279	$1,797	$4,114
General and administrative	892	1,290	2,678	4,220

	$1,494	$2,569	$4,475	$8,334

NOTE 4 — NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement with a financial institution to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, the Company borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. The amended agreement requires the Company to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million at the financial institution. At September 30, 2007, the Company was in compliance with this covenant.

At September 30, 2007, future principal payments under the amended loan and security agreement are as follows (in thousands):

Years Ending December 31,
2007 (remaining three months)	$250
2008	910
2009	337

Total	$1,497

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2007 (remaining three months)	$310
2008	1,358
2009	1,398
2010	1,462
2011	1,129

Total	$5,657

The Company’s purchase commitments at September 30, 2007 were $1.2 million.

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

Legal Proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits were ordered transferred to the United States District Court for the Northern District of California. The securities lawsuits, which have been consolidated by the Court into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company’s common stock from the date of the Company’s initial public offering of securities on February 4, 2005 through July 14, 2006. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Company’s Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

NOTE 6 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net loss	$(6,559)	$(16,713)	$(23,656)	$(46,066)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	11	76	9	(26)

Total comprehensive loss	$(6,548)	$(16,637)	$(23,647)	$(46,092)

NOTE 7 — SUBSEQUENT EVENTS

In October 2007, the Company adopted a plan to reduce its operating expenses and refocus its research and development efforts. The plan includes a reduction of 12 positions in both research and development and general and administrative areas of the Company. As a result of the staffing reduction, the Company expects to pay severance benefits of approximately $1.2 million in the fourth quarter of 2007.

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors. The microenvironment of solid tumors is characterized by hypoxia or lack of oxygen and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently a significant unmet medical need. Our product candidates are designed to target the hypoxic microenvironment either by harnessing the hypoxia for selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates, glufosfamide and 2-deoxyglucose (“2DG”), share certain structural characteristics with glucose but act instead as poisons when taken up by a cell.

Our initial clinical focus is on product candidates for the treatment of cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

Glufosfamide is our lead product candidate for the potential treatment of cancer. We initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of pancreatic cancer in September 2004, and completed enrollment in August 2006. In February 2007, we announced that this Phase 3 clinical trial failed to reach its primary endpoint of survival benefit for patients with metastatic pancreatic cancer that have relapsed following chemotherapy with gemcitabine. In July 2006, we completed enrollment in the Phase 2 stage of a study of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer, for which top line results were announced in December 2006 and final results are expected in third quarter of 2007. We have initiated Phase 2 trials of glufosfamide in platinum-resistant ovarian cancer, recurrent sensitive small cell lung cancer and soft-tissue sarcoma. In October 2007, we announced the discontinuation of our Phase 2 trial of glufosfamide in recurrent sensitive small cell lung cancer due to a planned interim analysis, which observed a low response rate in the first stage of the study with 1 out of 21 patients responding. The low response rate did not meet the predetermined criteria for justifying further enrollment of the trial. In fourth quarter of 2007, we expect to analyze preliminary efficacy data on the ovarian Phase 2 trial and complete enrollment and report results on the sarcoma Phase 2 trial.

•

2DG, our second product candidate for the potential treatment of cancer, is being evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This trial began in the first quarter of 2004 and we expect to complete enrollment in 2007 and present top-line results for this trial in the first half of 2008.

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

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and, prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of September 30, 2007, we had cash, cash equivalents and marketable securities of $29.5 million. The net loss for the three and nine months ended September 30, 2007, was $6.6 million and $23.3 million, respectively, and the cumulative net loss since our inception through September 30, 2007 was $157.9 million.

In October, 2007, we adopted a plan to reduce our operating expenses and refocus our research and development efforts. The plan includes eliminating 12 positions, or approximately a 27% reduction in staff affecting all areas of the Company. As a result of the staffing reduction we expect to pay severance benefits of approximately $1.2 million in the fourth quarter of 2007. Annual cash savings from the reduction in salary and benefit expenses are estimated to be approximately $2 million, beginning in 2008.

We expect to continue to incur losses from operations in the future. We expect that expenses will decrease in 2007 compared to 2006 due to a reduced workforce and reduced number of patients in smaller clinical trials, and that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current and planned clinical trials and conducting research and discovery efforts toward additional product candidates. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials. See detailed discussion in Liquidity and Capital Resources regarding raising capital for funding future operations beyond the first quarter of 2009.

Results of Operations

Revenue. For the three and nine months ended September 30, 2007 and 2006, we recognized revenue of $0.4 million and $1.1 million, respectively, related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. We are responsible for the costs of all development activities under this agreement.

Research and Development. Research and development expenses were $4.9 million for the three months ended September 30, 2007 compared to $14.0 million for the three months ended September 30, 2006. The $9.1 million decrease in expenses is due to a $6.6 million decrease in clinical and development expenses, and $1.9 million in lower staffing expenses due to a lower headcount compared to the prior year’s period. Stock-based compensation decreased by $0.7 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well a lower valuation for 2007 stock options primarily due to a lower stock price. Research and development expenses were $18.2 million for the nine months ended September 30, 2007 compared to $38.5 million for the nine months September 30, 2006. The $20.3 million decrease in expenses is due to a $13.9 million decrease in clinical and development expenses, and $4.5 million in lower staffing expense, partially offset by an increase of $0.5 million in facilities expenses. Stock-based compensation expense decreased by $2.3 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well a lower valuation for 2007 stock options primarily due to a lower stock price.

Research and development expenses by project (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Glufosfamide	$2,448	$5,038	$9,804	$12,308
TH-302	846	1,297	3,827	1,297
2DG	285	454	931	1,336
Discovery research	1,341	2,231	3,807	7,992
TH-070	(24)	4,970	(139)	15,558

Total research and development expenses	$4,896	$13,990	$18,230	$38,491

Research and development expenses associated with glufosfamide were $2.4 million for the three months ended September 30, 2007 and $5.0 million for the three months ended September 30, 2006. This decrease is primarily due to a $1.9 million decrease in clinical and manufacturing expenses, $0.5 million decrease in employee-related expenses. Research and development expenses associated with 2DG were $0.3 million for the three months ended September 30, 2007 and $0.5 million for the three months ended September 30, 2006, due to $0.1 million decrease in clinical and manufacturing expenses and a $0.1 million decrease in employee-related expenses. Research and development expenses associated with our internally-discovered TH-302 compound were $0.8 million for the three months ended September 30, 2007, and $1.3 million for the three months ended September 30, 2006. This decrease is primarily due to the completion of preclinical studies and the IND filing in April 2007, and the compound being in the early stages of the Phase 1 trial that commenced in July 2007. Research and development expenses associated with TH-070 were a credit of $24,000 for the three months ended September 30, 2007 and $5.0 million for the three months ended September 30, 2006. This decrease in expenses was due to costs associated with fully-enrolled clinical trials in the 2006 quarter, followed by the discontinuation and closing out of the program beginning in July 2006. Discovery research expenses were $1.3 million for the three months ended September 30, 2007 and $2.2 million for the three months ended September 30, 2006. The decrease was primarily due to the allocation of resources towards our TH-302 program, and lower staffing and facilities expenses to support our other discovery research programs.

Research and development expenses associated with glufosfamide were $9.8 million for the nine months ended September 30, 2007 and $12.3 million for the nine months ended September 30, 2006. This decrease is primarily due to a $2.0 million decrease in clinical development expenses and $0.5 million decrease in staffing and facilities expenses and stock compensation expense. Research and development expenses associated with 2DG were $0.9 million for the nine months ended September 30, 2007 and $1.3 million for the nine months ended September 30, 2006, due to $0.3 million decrease in clinical and manufacturing expenses and a $0.1 million decrease in employee-related expenses. Research and development expenses associated with our internally discovered compound TH-302 were $3.8 million for the nine months ended September 30, 2007 and $1.3 million for the nine months ended September 30, 2006. This increase was due to the compound’s progress through preclinical studies towards the IND filing in April 2007 and commencement of the Phase 1 trial in July 2007. Research and development expenses associated with TH-070 were a credit of $0.1 million for the nine months ended September 30, 2007 and $15.6 million for the nine months ended September 30, 2006. This decrease in expenses was due to costs associated with fully-enrolled clinical trials in the 2006 period, followed by the discontinuation and close out of the program beginning in July 2006. For the nine months ended September 30, 2007, we incurred expenses less than previous estimated accruals. Discovery research expenses were $3.8 million for the nine months ended September 30, 2007 and $8.0 million for the nine months ended September 30, 2006. The decrease was primarily due to the allocation of resources towards our TH-302 program, and lower staffing and facilities expenses to support our other discovery research programs.

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

We expect to continue to devote substantial resources to research and development in future periods as we continue our current clinical trials, start additional trials and continue our discovery efforts. Research and development expenses are expected to decrease for the remainder of 2007 compared to 2006 due to the 2006 discontinuation of the TH-070 program, the Phase 3 glufosfamide clinical trial failing to meet its endpoint, a reduced workforce and smaller clinical trials in 2007.

General and Administrative. General and administrative expenses were $2.4 million for the three months ended September 30, 2007, compared to $3.9 million for the three months ended September 30, 2006. The decrease of $1.5 million is due to $0.8 million in lower staffing expense, $0.4 million in lower consulting expenses and a decrease in stock-based compensation expenses of $0.4 million. These reductions in expenses were partially offset by $0.1 million in higher facilities expense.

General and administrative expenses were $7.5 million for the nine months ended September 30, 2007, compared to $11.5 million for the nine months ended September 30, 2006. The decrease of $4.0 million is due to $2.0 million in lower staffing expense primarily related to staff reductions, $0.9 million in lower consulting expenses and a decrease in stock-based compensation expenses of $1.5 million. These reductions in expenses were partially offset by $0.4 million in higher facilities expense as the lease for the additional floor space at our headquarters began in April 2006.

We currently expect our general and administrative expenses to decrease in 2007 from 2006 levels, primarily due to lower employee-related expenses.

Interest Income, Net. Interest income for the three and nine months ended September 30, 2007 was $0.4 million and $1.5 million, respectively, compared to $0.9 million and $3.0 million for the three and nine months ended September 30, 2006, respectively. The decrease was primarily due to lower invested cash, cash equivalents and marketable securities balances during the three and nine months ended September 30, 2007 compared to the same periods in the prior year.

Liquidity and Capital Resources

We have incurred net losses of $157.9 million since inception through September 30, 2007. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

We had cash, cash equivalents and marketable securities of $29.5 million and $52.8 million at September 30, 2007 and December 31, 2006, respectively, available to fund operations.

Net cash used in operating activities for the nine months ended September 30, 2007 and 2006 was $22.7 million and $36.1 million, respectively. The decrease of $13.4 million in cash used in operations was primarily attributable to a lower net loss in 2007, partially offset by a decrease in accrual balances due to decreases in clinical trial activity and lower headcount, and lower non-cash charges related to stock-based compensation.

Net cash provided by investing activities was $10.8 million for the nine months ended September 30, 2007 and net cash used in investing activities was $3.0 million for the nine months ended September 30, 2006. The $13.8 million increase in cash provided by investing activities for the nine months ended September 30, 2007 compared to the same period in 2006 was due primarily to a decrease in purchases of marketable securities and to a lesser extent, a decrease in capital expenditures, partially offset by a decrease in proceeds from sales of marketable securities.

Net cash used in financing activities was $0.6 million for the nine months ended September 30, 2007 and net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2006. The cash used in nine months ended September 30, 2007 was primarily to repay our outstanding notes payable. The cash provided in the nine months ending September 30, 2006 was primarily from the proceeds from issuance of new notes payable and, to lesser extent, stock options exercises and issuances of stock under our employee stock purchase plan.

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at September 30, 2006. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and leasehold improvements and equipment purchases related to our additional leased space. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. Upon the signing of the amendment, we borrowed $2.0 million under this facility, which will be repaid over a 36-month period from the date of borrowing. In May 2006, the Company borrowed an additional $0.6 million under this facility. The interest rate on these borrowings is approximately 7.2% per annum. We may borrow up to an additional $1.4 million for equipment purchases. At September 30, 2007 the total amount due under this facility was $1.5 million. The amended agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at the financial institution. At September 30, 2007, we were in compliance with this covenant.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of September 30, 2007, are as follows (in thousands):

	Remainder of current year (2007)	One to three years (2008 to 2010)	Four to five years (2011 to 2012)	After five Years	Total
Facilities leases	$310	$4,218	$1,129	$—	$5,657
Notes payable, principal and interest	276	1,314	—	—	1,590
Purchase commitments	1,203	—	—	—	1,203

Total	$1,789	$5,532	$1,129	$—	$8,450

We expect 2007 cash requirements to be in the range of $30.0 million to $35.0 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2007 will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current trials, initiating new trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Prior to first quarter of 2009, we expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule

4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008 to regain compliance. If, at any time before April 16, 2008, the bid price of the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, and if we remain in compliance with other listing requirements, NASDAQ will notify the Company that we have regained compliance with NASDAQ’s Marketplace Rules. Nasdaq may, in its sole discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a longer period before determining that the Company has demonstrated the ability to maintain long-term compliance. . There can be no assurance that we will be able to satisfy the criteria for continued listing on the NASDAQ Global Market.

The notice further indicates that if compliance with the minimum bid price rule is not regained by April 16, 2008, NASDAQ will provide written notification that our common stock will be delisted. At that time we may appeal the NASDAQ’s determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). If the application is approved, we will be afforded the remainder of a second additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. To maintain our listing on the NASDAQ Global Market, we are also required, among other things, to either maintain stockholders’ equity of at least $10 million or a market value of at least $50 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so.

If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is uncertainty regarding our continued existence.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information of our critical accounting policies, see the discussion of critical accounting policies in our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007.

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) ratified consensus EITF Issue No. 07-3 “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective us beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of the provisions of EITF 07-3 on its financial position, results of operations and cash flows and therefore, the impact of the adoption.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for us beginning January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS 159 will have on our financial statements.

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

Based on their evaluation as of September 30, 2007, our chief executive officer and senior director, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and senior director, finance and controller, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and senior director, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2007 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits were ordered transferred to the United States District Court for the Northern District of California. The securities lawsuits, which have been consolidated by the Court into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company’s common stock from the date of the Company’s initial public offering of securities on February 4, 2005 through July 14, 2006. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Company’s Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of our product candidates. Clinical trials may not demonstrate efficacy or lead to regulatory approval.

We will not be able to commercialize our drug candidates, glufosfamide and TH-302, until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

Our Phase 3 glufosfamide trial for the second-line treatment of metastatic pancreatic cancer did not meet its primary endpoint for overall survival. Earlier Phase 1 and Phase 2 safety trials of glufosfamide were conducted on small numbers of patients and were designed to evaluate the activity of glufosfamide on a preliminary basis. However, these earlier trials were not designed to establish the efficacy of glufosfamide as a therapeutic agent. No drug for second-line pancreatic cancer has been approved in the United States. We have analyzed the data from the Phase 3 glufosfamide trial and may discuss the results with the FDA to seek guidance and agreement of a revised regulatory strategy towards approval of glufosfamide in patients with pancreatic cancer. Such an approval will require additional clinical trials of uncertain duration and significant additional expense. There can be no assurance that such trials will demonstrate efficacy or lead to a regulatory approval. We are conducting Phase 2 clinical trials of glufosfamide in patients with ovarian cancer, small cell lung cancer and soft tissue sarcoma. The enrollment in the small cell lung cancer study was stopped after only one response was observed in the first 21 patients. We cannot be certain that glufosfamide will show clinical activity in ovarian cancer or soft tissue sarcoma. The FDA will require us to conduct additional clinical trials or other studies prior to accepting our NDA or granting marketing approval.

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

We may experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these trials. This is particularly true with respect to diseases with relatively small patient populations, such as pancreatic cancer, platinum-resistant ovarian cancer and soft-tissue sarcoma, which are the indications we are currently testing for our glufosfamide product candidate.

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

Our product candidates are based on targeting the microenvironment of solid tumors, which currently are unproven approaches to therapeutic intervention.

Our product candidates are designed to target the microenvironment either by harnessing the hypoxia for selective toxin activation in the case of TH 302 and our HAP program or potentially utilizing the increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates, glufosfamide and 2DG, share certain structural characteristics with glucose but act instead as poisons when taken up by a cancer cell. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on either of these approaches. We cannot be certain that our approaches will lead to the development of approvable or marketable drugs.

In addition, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of drugs based on these targeting approaches, which could lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates.

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

In September 2006, the FDA granted orphan drug designation to glufosfamide, for the treatment of pancreatic cancer. For those drugs that meet the eligible requirements, we intend to seek orphan drug designation for the cancer indications that our drug candidates are intended to treat. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

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

Moreover, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan drug indication. Even if we obtain orphan drug designation, if a competitor obtains regulatory approval for glufosfamide, 2DG or TH-302 for the same indication we are targeting before we do, we would be blocked from obtaining approval for that indication for seven years, unless our product is a new formulation of the drug that has shown superior safety or efficacy, or the competitor is unable to supply sufficient quantities.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001. We have devoted substantially all of our resources to research and development of our product candidates. Prior to our initial public offering in February 2005, we financed our operations primarily through private placements of our equity securities. For the nine months ended September 30, 2007, we had a net loss of $23.3 million and we had an accumulated deficit of $157.9 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current and planned clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

Prior to the first quarter of 2009 we expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008 to regain compliance. If, at any time before April 16, 2008, the bid price of the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, and if we remain in compliance with other listing requirements, NASDAQ will notify Threshold that we have regained compliance with NASDAQ’s Marketplace Rules. Nasdaq may, in its sole discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a longer period before determining that the Company has demonstrated the ability to maintain long-term compliance. There can be no assurance that we will be able to satisfy the criteria for continued listing on the NASDAQ Global Market.

If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is uncertainty regarding our continued existence.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly our Chief Executive Officer, Dr. Harold E. Selick, President and Chief Medical Officer, Dr. John M. Curd and Senior Vice President of Discovery Research, Dr. Mark G. Matteucci. We do not have employment contracts with Drs. Selick, Curd or Matteucci. The loss of the services of Drs. Selick, Curd or Matteucci or one or more of our other key employees could delay or have an impact on the successful completion of our clinical trials or the development of additional product candidates.

In August 2006, we announced a plan to reduce the number of full-time employees by 29 employees. In October 2007, we announced a plan to reduce the number of full-time employees from 44 to 32 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

The reduction in our work force may cause difficulties in conducting operations and maintaining an effective work environment.

The reduction in our work force imposed significant added responsibilities on remaining management and other employees, including the need to consolidate job functions and to conduct operation with fewer employees. We expect that we may need to increase our use of various third parties in order to continue and conduct some operations. Our ability to manage our operations and outside relationships will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to do this effectively, it may be difficult for us to execute our business strategy.

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

Our existing supply of 2DG clinical trial material may not be sufficient for our ongoing clinical trials through 2007. We are currently in the process of manufacturing additional 2DG API and drug product, but if we are not successful we may experience a significant delay in our 2DG clinical program.

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

Metabolic Targeting by targeting the increased uptake of glucose and the increased reliance on glycolysis as an energy source in cancer cells is not protected by patents, and others may be able to develop competitive drugs using this approach.

We have not issued patents or patent applications that would prevent others from taking advantage of targeting the increased uptake of glucose and the increased reliance of glycolysis as an energy source in solid tumors to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our product candidates.

Hypoxia Activated Prodrug technology is not a platform technology broadly protected by patents, and others may be able to develop competitive drugs using this approach.

We have not issued patents or patent applications that would prevent others from taking advantage of Hypoxia Activated Prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our HAP product candidate.

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

RISKS RELATED TO OUR COMMON STOCK

Our common stock may be delisted from the NASDAQ Global Market.

On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008, to regain compliance. If, at any time before April 16, 2008, the bid price of the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, and if we remain in compliance with other listing requirements, NASDAQ will notify the Company that we have regained compliance with NASDAQ’s Marketplace Rules. Nasdaq may, in its sole discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a longer period before determining that the Company has demonstrated the ability to maintain long-term compliance. There can be no assurance that we will be able to satisfy the criteria for continued listing on the NASDAQ Global Market.

The notice further indicates that if compliance with the minimum bid price rule is not regained by April 16, 2008, NASDAQ will provide written notification that our common stock will be delisted. At that time we may appeal the NASDAQ’s determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). If the application is approved, we will be afforded the remainder of a second additional 180-day compliance period to regain compliance with the minimum bid price rule while on the NASDAQ Capital Market.

We will continue to monitor the bid price for our common stock and consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. To maintain our listing on the NASDAQ Global Market, we are also required, among other things, to either maintain stockholders’ equity of at least $10 million or a market value of at least $50 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits were ordered transferred to the United States District Court for the Northern District of California. The securities lawsuits, which have been consolidated into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of our common stock from the date of the our initial public offering of securities on February 4, 2005 through July 14, 2006. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. Due to the early stage of these actions, we are unable to reasonably predict the outcome of this matter at this time. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of September 30, 2007, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 40.9% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/2007 to 07/31/2007	1,215	$0.53	—	—
08/01/2007 to 08/31/2007	—	$—	—	—
09/01/2007 to 09/30/2007	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.37	Agreement and Release by and between the Registrant and Cathleen P. Davis dated November 2, 2007.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: November 7, 2007	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2007	/s/ Joel A. Fernandes
Joel A. Fernandes
Senior Director, Finance and Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.37	Agreement and Release by and between the Registrant and Cathleen P. Davis dated November 2, 2007.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.