Form 10-K/A
period 2006-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2008-01-18
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32979

THRESHOLD PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3409596
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1300 Seaport Boulevard, Redwood City, CA	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 474-8200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock $0.001 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the Nasdaq Global Market on June 30, 2006, was approximately $77,975,552 million. Shares of the registrant’s common stock held by each executive officer and director and each person or group who owns 5% or more of the registrant’s outstanding common stock at June 30, 2006, have been excluded. Exclusions of such shares should not be construed to indicate that any such person is controlled by or under common control with the registrant.

On February 28, 2007, there were 37,407,750 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders held on May 16, 2007, or the Proxy Statement, are incorporated herein by reference into Part III.

EXPLANATORY NOTE

The Threshold Pharmaceuticals, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2006 was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2007 (the “Original 10-K”). The only purpose of this Amendment No. 1 on Form 10-K/A is to correct a typographical error in the Report of Independent Registered Accounting Firm accompanying our consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of the Original 10-K. The Report makes reference to an incorrect date range for the periods presented on page 59 of the Original 10-K. As such, the Company has amended and restated in its entirety Item 8 of Part II.

As a result of this Amendment No. 1, the Consent of Independent Registered Accounting Firm and management certifications filed as Exhibits 23.1, 31 and 32 to the Original 10-K, respectively, have been re-executed and are hereby re-filed with this Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. This Amendment continues to speak as of the date of the Original 10-K, and the Company has not updated the disclosures contained therein to reflect any events, which occurred after the period covered by the Original 10-K. In particular, any forward-looking statements included in this Amendment No. 1 represent management’s view as of the filing date of the Original 10-K. Such forward looking statements include statements about events and projections after the date of the filing of the Original 10-K and are identified by words such as “believes,” “projects,” “anticipates,” “expects,” “estimates,” “intend,” “should,” “would,” “could,” “potentially,” “will,” “may” or other words that convey uncertainty of future events or outcomes. Such forward-looking statements should not be assumed to be accurate as of any future date, including the date hereof. Accordingly, this Amendment No. 1 should be read in conjunction with the “Risk Factors” and the other statements contained in the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing date of the Original 10-K, together with any amendments to those filings.

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

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Threshold Pharmaceuticals, Inc. (a development stage enterprise) at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and cumulatively for the period from October 17, 2001 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA
March 15, 2007

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$28,450	$74,947
Marketable securities	24,360	24,707
Prepaid expenses and other current assets	547	563

Total current assets	53,357	100,217
Property and equipment, net	3,169	1,667
Restricted cash	483	192
Other assets	25	25

Total assets	$57,034	$102,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$619	$1,237
Accrued clinical and development expenses	4,320	4,500
Accrued liabilities	2,286	2,158
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	997	230

Total current liabilities	9,659	9,562
Deferred revenue, less current portion	1,436	2,873
Notes payable, less current portion	1,247	151
Deferred rent	454	147

Total liabilities	12,796	12,733

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares; Issued and outstanding: 37,345,890 and 37,231,572 shares at December 31, 2006 and 2005, respectively	37	37
Additional paid-in capital	182,840	179,634
Deferred stock-based compensation	(3,975)	(11,356)
Accumulated other comprehensive income (loss)	(7)	24
Deficit accumulated during the development stage	(134,657)	(78,971)

Total stockholders’ equity	44,238	89,368

Total liabilities and stockholders’ equity	$57,034	$102,101

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31,
	2006	2005	2004	2006
Revenue	$1,461	$690	$—	$2,151

Operating expenses:
Research and development	46,267	35,991	16,327	107,051
General and administrative	14,453	11,235	7,649	35,901

Total operating expenses	60,720	47,226	23,976	142,952

Loss from operations	(59,259)	(46,536)	(23,976)	(140,801)
Interest and other income, net	3,729	2,159	443	6,423
Interest expense	(156)	(31)	(33)	(279)

Net loss	(55,686)	(44,408)	(23,566)	(134,657)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(40,862)

Net loss attributable to common stockholders	$(55,686)	$(44,408)	$(23,566)	$(175,519)

Net loss per common share:
Basic and diluted	$(1.53)	$(1.63)	$(20.25)

Weighted average number of shares used in per common share calculations:
Basic and diluted	36,337	27,173	1,164

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	Income (Loss)	Stage	(Deficit)
Issuance of restricted common stock to a founder and member of the Board of Directors in October 2001 for cash at $0.02 per share	151,800	$—	$2	$—	$—	$—	$2
Net loss	—	—	—	—	—	(236)	(236)

Balances, December 31, 2001	151,800	—	2	—	—	(236)	(234)
Issuance of restricted common stock to a member of the Board of Directors for cash at $0.16 per share in January 2002	22,770	—	4	—	—	—	4
Issuance of common stock pursuant to exercise of stock options for cash at $0.16 per share	2,428	—	—	—	—	—	—
Deferred stock-based compensation	—	—	25	(25)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1	—	—	1
Non-employee stock-based compensation	—	—	21	—	—	—	21
Components of other comprehensive income (loss):
Unrealized loss on marketable securities	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(2,458)	(2,458)

Comprehensive loss							(2,459)

Balances, December 31, 2002	176,998	—	52	(24)	(1)	(2,694)	(2,667)
Issuance of common stock pursuant to exercise of stock options for cash at $0.16 per share	7,711	—	1	—	—	—	1
Issuance of a warrant to purchase Series A redeemable convertible preferred stock	—	—	44	—	—	—	44
Beneficial conversion feature related to issuance of Series B redeemable convertible preferred stock	—	—	40,862	—	—	—	40,862
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	(40,862)	—	—	—	(40,862)
Deferred stock-based compensation, net of cancellations	—	—	2,332	(2,332)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	810	—	—	810
Non-employee stock-based compensation	—	—	256	—	—	—	256
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	164	—	164
Net loss	—	—	—	—	—	(8,303)	(8,303)

Comprehensive loss							(8,139)

Balances, December 31, 2003	184,709	—	2,685	(1,546)	163	(10,997)	(9,695)
Issuance of common stock pursuant to exercise of stock options for cash	3,518,304	4	874	—	—	—	878
Deferred stock-based compensation, net of cancellations	—	—	20,385	(20,385)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	5,294	—	—	5,294
Non-employee stock-based compensation	—	—	681	—	—	—	681
Repurchase of unvested common stock	(12,446)	—	(6)	—	—	—	(6)

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	Income (Loss)	Stage	(Deficit)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	(23,566)	(23,566)

Comprehensive loss							(23,625)

Balances, December 31, 2004	3,690,567	4	24,619	(16,637)	104	(34,563)	(26,473)
Issuance of common stock in an initial public offering for cash of $7.00, per share, net of issuance costs of $4.6 million	6,112,601	6	38,129	—	—	—	38,135
Issuance of common stock for cash of $10.46 per share, net of issuance costs of $4.5 million	6,399,222	6	62,389	—	—	—	62,395
Issuance of common stock pursuant to exercise of warrants	19,269	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	20,552,812	21	49,818	—	—	—	49,839
Issuance of common stock pursuant to stock plans	508,626	—	557	—	—	—	557
Deferred stock-based compensation, net of cancellations	—	—	3,321	(3,321)	—	—	—
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,862)	2,862	—	—	—
Amortization of deferred stock-based compensation	—	—	(416)	5,740	—	—	5,324
Non-employee stock-based compensation	—	—	4,097	—	—	—	4,097
Repurchase of unvested common stock	(51,525)	—	(18)	—	—	—	(18)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	(44,408)	(44,408)

Comprehensive loss							(44,488)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	Income (Loss)	Stage	(Deficit)
Balances, December 31, 2005	37,231,572	37	179,634	(11,356)	24	(78,971)	89,368
Issuance of common stock pursuant to stock plans	276,772	—	518	—	—	—	518
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,970)	2,970	—	—	—
Amortization of deferred stock-based compensation	—	—		4,411	—	—	4,411
Stock-based compensation	—	—	5,738	—	—	—	5,738
Repurchase of unvested common stock	(162,454)	—	(80)	—	—	—	(80)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(55,686)	(55,686)

Comprehensive loss							(55,717)

Balances, December 31, 2006	37,345,890	$37	$182,840	$(3,975)	$(7)	$(134,657)	$44,238

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31,
	2006	2005	2004	2006
Cash flows from operating activities:
Net loss	$(55,686)	$(44,408)	$(23,566)	$(134,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938	573	143	1,755
Stock-based compensation expense	10,149	9,421	5,975	26,633
Amortization of debt issuance costs	—	—	10	44
Gain on sale of investments, property and equipment	(41)	—	—	(36)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16	(272)	(189)	(573)
Accounts payable	(618)	257	699	619
Accrued clinical and development expenses	(180)	4,057	227	4,320
Accrued liabilities	128	1,114	823	2,286
Deferred rent	307	69	78	454
Deferred revenue	(1,437)	(690)	5,000	2,873

Net cash used in operating activities	(46,424)	(29,879)	(10,800)	(96,282)

Cash flows from investing activities:
Acquisition of property and equipment	(2,405)	(1,162)	(1,022)	(4,894)
Acquisition of marketable securities	(42,915)	(38,874)	(38,199)	(114,284)
Proceeds from sales and maturities of marketable securities	43,238	28,413	24,023	89,924
Restricted cash	(291)	85	(162)	(483)

Net cash used in investing activities	(2,373)	(11,538)	(15,360)	(29,737)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	438	102,357	(415)	102,387
Proceeds from issuance of notes payable	2,616	—	490	3,616
Repayment of notes payable	(754)	(332)	(185)	(1,373)

Net cash provided by (used in) financing activities	2,300	102,025	(110)	154,469

Net increase (decrease) in cash and cash equivalents	(46,497)	60,608	(26,270)	28,450
Cash and cash equivalents, beginning of period	74,947	14,339	40,609	—

Cash and cash equivalents, end of period	$28,450	$74,947	$14,339	$28,450

Supplemental disclosures:
Cash paid for interest	$156	$31	$33	$234

Non-cash investing and financing activities:
Deferred stock-based compensation	$(2,970)	$459	$20,385	$20,231

Conversion of redeemable convertible preferred stock	$—	$49,839	$—	$49,839

Deferred offering expenses in connection with IPO	$—	$(1,287)	$1,287	$—

Change in unrealized gain in marketable securities	$(31)	$(80)	$(59)	$(7)

Fair value of redeemable convertible preferred stock warrant	$—	$—	$—	$44

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$—	$40,862

Accrued cost of acquisition of property and equipment	$—	$(589)	$589	$—

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

Beginning January 1, 2006, the Company began accounting for stock-based compensation using the modified prospective transition method prescribed by SFAS No. 123 “Share-Based Payment.—An Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”), issued by the Financial Accounting Standards Board in December 2004. SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. See Note 9 “Equity Incentive Plans” for further discussion.

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

NOTE 9—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2004 Equity Incentive Plan

On April 7, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), and received stockholder approval on January 10, 2005. The 2004 Plan became effective upon the completion of the Company’s initial public offering and provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees and consultants. In 2005, 2,428,805 shares of common stock were authorized for issuance pursuant to the 2004 Plan, plus any shares which had been reserved but not issued under the 2001 Equity Incentive Plan (the “2001 Plan”) or issued and forfeited after the date of the initial public offering, plus any shares repurchased at or below the original purchase price and any options which expire or become unexercisable after the initial public offering, thereafter plus all shares of common stock restored by the Board of Directors pursuant to the provision of the 2004 Plan that permits options to be settled on a net appreciation basis. The Company will not grant any options under the 2001 Plan after the effectiveness of the 2004 Plan. On January 1, 2006, and annually thereafter, the authorized shares will automatically be increased by a number of shares equal to the lesser of:

•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;

•	1,214,402 shares;

•	an amount determined by the Board of Directors.

On December 20, 2005, the Board of Directors approved an addition of 1,214,402 shares for issuance under the 2004 Plan effective January 1, 2006.

Activity under the 2001 Plan and 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Shares reserved at Plan inception	1,214,402	—	$—	$—

Balances, December 31, 2001	1,214,402	—	—	—
Options granted	(1,080,024)	1,080,024	0.16	0.16
Options exercised	—	(2,428)	0.16	0.16

Balances, December 31, 2002	134,378	1,077,596	0.16	0.16
Additional shares reserved	3,036,007	—	—	—
Options granted	(726,564)	726,564	0.16–0.26	0.16
Options exercised	—	(7,711)	0.16	0.16
Options canceled	5,568	(5,568)	0.16	0.16

Balances, December 31, 2003	2,449,389	1,790,881	0.16–0.26	0.16
Options granted	(2,222,333)	2,222,333	0.26–0.53	0.36
Options exercised	—	(3,518,304)	0.16–0.53	0.25
Options canceled	47,573	(47,573)	0.16–0.53	0.28

Balances, December 31, 2004	274,629	447,337	0.16–0.53	0.45
Additional shares reserved	2,428,805	—
Options granted	(947,187)	947,187	0.53-14.98	8.22
Options exercised	—	(453,317)	0.16-0.53	0.49
Options canceled	14,850	(14,850)	5.80-12.45	6.62
Options repurchased	63,969	—	0.16-0.53	0.41

Balances, December 31, 2005	1,835,066	926,357	0.16-14.98	8.29
Additional shares reserved	1,214,402	—
Options granted (1)	(4,466,000)	4,466,000	1.55-16.52	6.99
Options exercised	—	(132,143)	0.26-6.26	0.92
Options canceled (1)	3,185,413	(3,185,413)	0.53-16.52	10.48
Options repurchased	162,454	—	0.16-0.53	0.49

Balances, December 31, 2006	1,931,335	2,074,801		2.60

(1)	Includes 2,172,000 options that had a weighted average exercise price of $12.37, which were cancelled and re-granted at an exercise price of $2.57 in September 2006.

At December 31, 2006, stock options outstanding and exercisable by exercise price were as follows:

December 31, 2006
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.16 – 2.29	240,132	8.50	$1.23	76,731	$0.36
$ 2.55 – 2.55	5,000	9.72	2.55	312	2.55
$ 2.57 – 2.57	1,556,732	9.10	2.57	198,093	2.57
$ 2.61 – 3.33	209,000	9.75	2.87	11,457	2.86
$ 3.45 – 3.45	35,000	9.79	3.45	1,874	3.45
$ 3.54 – 3.54	3,000	9.81	3.54	—	—
$ 6.26 – 6.26	5,000	8.38	6.26	5,000	6.26

December 31, 2006
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$14.04 – 14.04	937	9.19	14.04	937	14.04
$14.98 – 14.98	20,000	9.16	14.98	7,500	14.98

	2,074,801	9.11	2.60	301,904	2.43

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

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$359	$359	$359	$384

Net loss attributable to common stockholders	$(13,826)	$(15,527)	$(16,713)	$(9,620)

Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(0.43)	$(0.46)	$(0.26)

Shares used in computation of basic and diluted net loss per share	35,949	36,178	36,502	36,711

2005
(in thousands, except per share data)
Revenue	$—	$—	$331	$359

(in thousands, except per share data) Net loss attributable to common stockholders	$(7,540)	$(10,186)	$(11,526)	$(15,156)

Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(0.36)	$(0.40)	$(0.44)

Shares used in computation of basic and diluted net loss per share	16,340	28,679	28,961	34,452

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

We refer you to Part IV, Item 15 of the Original 10-K.

Exhibit Number	Description of Documents
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

January 18, 2008	By:	/s/ Harold E. Selick
Harold E. Selick, Ph.D. Chief Executive Officer