Form 10-K
period 2007-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2008-03-12
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the NASDAQ Global Market on June 30, 2007 was $24,947,742. Shares of Common Stock held by each executive officer and director and by each person or group who owns 5% or more of the outstanding Common Stock at June 30, 2007 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

On February 29, 2008 there were 37,410,793 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 13, 2008, or the Proxy Statement, are incorporated herein by reference into Part III.

Threshold Pharmaceuticals, Inc.

PART I

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	our ability to commence, and the timing of, clinical trials for our TH-302, glufosfamide, and 2DG development programs;

•	the completion and success of any clinical trials that we commence;

•	the timing of results of our clinical trials;

•	our receipt of regulatory approvals;

•	our ability to establish and maintain intellectual property rights in our product candidates;

•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;

•	our research and development activities, including development of new product candidates, and projected expenditures;

•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;

•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;

•	our ability to obtain licenses to any necessary third party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash needs; and

•	our financial performance.

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

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen, disordered angiogenesis, and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates, glufosfamide and 2-deoxyglucose (“2DG”), share certain structural characteristics with glucose but act instead as chemotherapeutic toxins when taken up by a cell.

Our focus is on product candidates for the treatment of patients living with cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is selectively activated under the hypoxic conditions typical of essentially all solid tumors. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the FDA for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety and preliminary efficacy of TH-302 in patients with advanced solid tumors. We expect to present interim results for this clinical trial by Q2 2008 and complete enrollment by Q4 2008.

•

Glufosfamide is our most advanced product candidate for the potential treatment of patients with cancer. In February 2007, we announced that our Phase 3 clinical trial did not reach its primary endpoint of a statistically significant survival benefit for patients with metastatic pancreatic cancer that relapsed following chemotherapy with gemcitabine. In July 2006, we completed enrollment in the Phase 2 stage of a clinical trial of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer, for which top line results were announced in December 2006 and final results, which included promising tumor response and survival data, were announced in third quarter of 2007. In 2007, we initiated a Phase 2 clinical trial of glufosfamide in soft tissue sarcoma and in January 2008, we announced that enrollment was complete and that the clinical trial provided evidence of clinical activity. In 2007, we also initiated two Phase 2 clinical trials of glufosfamide in platinum-resistant ovarian cancer and recurrent sensitive small cell lung cancer. In October 2007 and January 2008, we announced the discontinuation of enrollment in the Phase 2 clinical trials of glufosfamide in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer, respectively, due primarily to lack of efficacy.

•

2DG is our product candidate for the potential treatment of patients with cancer and is being evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This clinical trial began in the first quarter of 2004 and we expect to complete enrollment and present top-line results for this clinical trial in Q2 2008.

We are working to discover additional novel drug candidates, particularly hypoxia activated prodrugs that will selectively target cancer cells.

Our Strategy

Our goal is to create a leading biotechnology company that develops and commercializes drugs based on targeting the tumor microenvironment. We focus on inactive prodrugs of known chemotherapeutic agents that undergo relatively selective activation in the tumor microenvironment and potentially allow for an improved safety and efficacy profile for the drug. Key elements of our strategy are to:

•

Develop TH-302 successfully. We have an ongoing Phase 1 clinical trial to determine the maximum tolerated dose (MTD), dose limiting toxicities, safety, pharmacokinetics and preliminary efficacy of TH-302 in advanced solid tumors. We plan to further investigate TH-302 as a single agent and in combination with currently approved chemotherapies.

•

Develop glufosfamide through a partnership or external funding. We are performing translational research to improve our knowledge of glufosfamide’s mechanism of action and continue to analyze our clinical data to better understand the reasons why certain indications such as pancreatic cancer and soft tissue sarcoma provide stronger efficacy signals than other clinical indications and why specific subgroups of patients within those indications appear to benefit from glufosfamide more than other subgroups. If successful, we may design further clinical trials to exploit the mechanism of action and partner the future development of glufosfamide or seek external funding for the same.

•

Complete Phase 1 clinical trial of 2DG and seek a partner or external funding for further development. We have an ongoing Phase 1 clinical trial with 2DG to evaluate the safety, pharmacokinetics and maximum tolerated dose in patients with solid tumors. Interim analysis of the ongoing Phase 1 clinical trial suggests that in combination with docetaxel, 2DG provided antitumor activity in patients with non small cell lung carcinoma and head and neck cancers. Given our focus on prodrug therapeutics, we may seek a partner or external funding for continued development of this drug candidate.

•

Continue to broaden our pipeline by discovering and developing new compounds. We are actively pursuing research programs to discover and develop novel therapies that address major currently unmet medical needs. We will continue to develop drug candidates from our hypoxia activated prodrug platform. We also plan to continue to evaluate additional in-licensing opportunities that build on our expertise and complement our current pipeline.

•

Build on our expertise in targeting the tumor microenvironment. We intend to continue our focused approach in research and clinical development. We believe our expertise in this area gives us an advantage in the identification of new product candidates, therapeutic indications and technologies. We will also leverage the expertise of our scientific and clinical advisors and continue to enter into collaborations with other experts in the field.

Our Product Development Programs

The following table summarizes the status of our current and ongoing product development programs:

Product Candidate	Indication	Development Status	Expected Milestones
TH-302	Various solid tumors	• Phase 1 monotherapy	• Preliminary results in Q2 2008 and complete enrollment by Q4 2008.

	Various solid tumors	• Phase 1/2 combination therapy	• Commence clinical trial in 2008.

Glufosfamide	Pancreatic cancer

	2nd line monotherapy	• Phase 3 completed and results announced in Q1 and Q3 2007	• No further development without partner or external funding in this indication

	1st line combination with gemcitabine	• Phase 2 completed and results announced in Q3 2007	• No further development without partner or external funding in this indication

	Soft tissue sarcoma	• Phase 2 completed and results announced in Q1 2008.	• No further development without partner or external funding in this indication

2DG	Various solid tumors	• Phase 1	• Complete enrollment and announce results in Q2 2008.

Market Opportunities

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

However, most solid tumors are actually composed of both rapidly and slowly dividing cells. Conventional cancer treatments are not designed to target the slowly dividing cells found in portions of solid tumors and therefore typically do not succeed in killing all cancerous cells. As a tumor grows, its vasculature is disordered and chaotic, leaving portions of the tumor with regions where the oxygen concentration is significantly lower than in healthy tissues. This condition is called Tumor Hypoxia. Solid tumors have significant hypoxic regions, and because these regions have limited access to the blood supply and oxygen, the cells in them divide slowly, making them resistant to traditional chemotherapy and radiation treatment, which target rapidly dividing cells. Similarly, chemotherapeutic agents delivered in the blood supply are less able to penetrate into hypoxic regions because they are more distant from the blood supply. Moreover, many scientists now believe that hypoxia can lead to genetic mutations, which can give rise to drug resistance and enhanced metastatic potential. Thus, therapeutics that target hypoxic zones could provide significant additional anti-tumor activity and clinical benefit over current chemotherapeutic and radiation therapies.

Another disadvantage of current cancer therapies that target rapidly dividing cells is their toxic side effects. Because rapidly dividing cells are also found in many healthy tissues, particularly the gastrointestinal tract, bone marrow and hair follicles, nearly all conventional chemotherapy drugs cause severe side effects, such as diarrhea and reduction in blood cell production, which may lead to bleeding, infection and anemia, as well as other side effects, such as hair loss. Likewise, radiation generally cannot be administered without causing significant damage to healthy tissue surrounding a tumor. Since TH-302 and glufosfamide are inactive prodrugs, it is believed that they should not produce the typical adverse side effects associated with chemotherapy observed in otherwise normal healthy tissues. Since our prodrugs are designed to undergo tumor selective activation, we anticipate that they should have a favorable safety profile and produce less toxicity to normal tissues at the doses that are effective in treating tumors than is the case with traditional therapies.

Prostate Cancer

The American Cancer Society estimates that 218,890 people were diagnosed with prostate cancer in the United States in 2007, and approximately 27,050 people died from the disease.

Lung Cancer

The American Cancer Society estimates that 213,380 people were diagnosed with lung cancer in the United States in 2007, and approximately 160,390 people died from the disease.

Pancreatic Cancer

The American Cancer Society estimates that 37,170 patients were diagnosed with pancreatic cancer in the United States in 2007, and approximately 33,370 patients died from the disease. Only 15-20% of newly diagnosed patients are eligible for surgery, which is typically followed by radiation and chemotherapy. Patients with inoperable pancreatic cancer are treated with radiation and chemotherapy, or in the case of advanced disease, chemotherapy alone as the advantages of radiation are reduced. Gemcitabine is the standard of care for the first-line therapy of advanced metastatic pancreatic cancer. Tarceva was recently approved as a combination therapy with gemcitabine for the first line treatment of pancreatic cancer. Eli Lilly reported worldwide sales of Gemzar (gemcitabine) for all indications to be over $1.4 billion in 2006.

Soft Tissue Sarcoma

The American Cancer Society estimates that 9,220 people will be diagnosed with soft tissue sarcoma in the United States in 2007, and approximately 3,560 people will die from the disease. Soft tissue sarcoma is a rare and diverse form of cancer originating in various soft tissues such as fat, muscle, nerve, vascular tissue and other connective tissues. Soft tissue sarcoma patients are treated with surgery whenever possible with or without radiation and chemotherapy. Radiation and chemotherapy alone or in combination are also used for advance or recurrent disease or used when surgery is not possible.

TH-302

Our primary lead product candidate for cancer is TH-302, a novel prodrug candidate we discovered. Preclinically, it is preferentially activated under severe hypoxic conditions and has demonstrated potent anticancer activity in multiple preclinical cancer models. TH-302 combines a 2-nitroimidazole oxygen-sensing trigger with a masked DNA crosslinker. Upon activation in oxygen deficient zones, TH-302 is converted selectively to the drug’s active form, dibromo isophosphoramide mustard, a potent alkylator. TH-302 targets levels of severe hypoxia that are found in tumors but are rare in normal tissues – this is how selective targeting of the tumor occurs. After conversion to the active form of the drug, the hypoxic cells are exposed to high concentrations of released cytotoxic agent, which can also diffuse into the adjacent regions of the tumor. We believe that TH-302 will be less likely to produce the systemic toxicity caused by most cytotoxic chemotherapies, while targeting the hypoxic regions of tumors known to be more difficult to treat with standard therapies.

As part of an internal review, we recently discovered inaccurate information regarding aspects of two sets of TH-302 preclinical experiments that has previously been presented. The results of the studies remain positive and strongly support the ongoing clinical investigation of TH-302. In addition to all of the standard toxicity and pharmacokinetic studies that are required to enable an investigational new drug (IND) application, numerous in vitro and in vivo efficacy studies with TH-302 have been conducted. A summary of the pre-clinical efficacy studies with TH-302 follows. Approximately 8 different human tumor-derived cell lines, representing 7 different tumor types, were evaluated for their sensitivity to TH-302 and all were shown to have enhanced sensitivity to TH-302 under hypoxic conditions compared to higher oxygen concentrations. No cell lines that were investigated were resistant to TH-302 under hypoxic conditions. In addition, we have also evaluated TH-302 in ectopic xenograft models of cancer, in which human tumor cells are implanted beneath the skin of mice and permitted to grow as tumors. More than 20 of these studies were conducted using 5 different tumor types and multiple drug combinations. In all of these models, the combination of TH-302 with either chemotherapeutic agents or radiation consistently added efficacy above that seen with the single agent chemotherapeutic. In the first half of 2006, we conducted animal studies of TH-302 in orthotopic mouse models of human cancer to assess the efficacy of TH-302 in treating a variety of cancer types. In an orthotopic model, human cancer cells are implanted into the corresponding mouse tissue, and tumors are allowed to develop before treatment. In these models, TH-302 demonstrated promising efficacy when used in combination with standard chemotherapeutic agents. In an orthotopic mouse model of human pancreatic cancer, in which mice were treated with either gemcitabine or gemcitabine in combination with TH-302, complete responses were observed in 1 out of 8 animals treated with TH-302 in combination with gemcitabine. In comparison, no complete responses were seen following single-agent gemcitabine. In a similar mouse model of human prostate cancer, complete responses were observed in 4 out of 8 animals treated with TH-302 in combination with taxol. In comparison, no complete responses were reported with single-agent taxol. In 2007, TH-302 was also tested in combination with docetaxel therapy in a metastatic mouse model of human hormone refractory prostate cancer. The combination of TH-302 with docetaxel resulted in 8 out of 10 complete responses. In comparison, 3 out of 10 complete responses were reported with single-agent docetaxel. These preclinical results, which reflect our overall experience with cell-based assays and animal models, indicate that combination therapies with TH-302 may be efficacious in the treatment of different tumor types. There can be no assurance, however, that these animal studies will accurately predict the results of human clinical trials.

We commenced a Phase 1 clinical trial of TH-302 in July 2007. This is a dose-escalation clinical trial to determine the maximum tolerated dose, dose limiting toxicity, safety, pharmacokinetics and preliminary efficacy of weekly dosing of TH-302. The clinical trial is intended to enroll up to 48 patients with advanced solid tumors. Up to six patients per dose level are participating in the currently ongoing dose escalation phase of the trial, which has reached the fifth dosing cohort. A MTD has not yet been established, but once that has occurred, six additional patients will be enrolled at the MTD level. We expect to announce preliminary data from the clinical trial in the second quarter of 2008. While the duration of the Phase 1 clinical trial depends on the number of dose cohorts required to achieve the maximum tolerated dose and the timing and frequency of dose limiting toxicity, we expect to complete enrollment by Q4 2008.

Providing our Phase 1 safety clinical trial provides favorable results, we plan on initiating a complete Phase 1/2 clinical trial to explore the efficacy of TH-302 in combination with chemotherapy. This clinical trial will incorporate at least two different treatment arms with each arm combining another agent with TH-302. Separate dosing regimens will be established for each of the treatment combinations. One treatment arm will likely include TH-302 in combination with docetaxel and another treatment arm will likely include TH-302 in combination with gemcitabine. These combination arms may allow further development in hormone refractory prostatic carcinoma and metastatic pancreatic cancer. These indications have been highlighted in view of the high degree of hypoxia exhibited by these cancers and the therapeutic effect of TH-302 on these cancers in orthotopic xenograft and other preclinical models. The Phase 1 portion of these combination trials will also support the use of combinations in other indications where docetaxel and gemcitabine are the standard of care such as non small cell lung cancer. It is anticipated that the combination clinical trials will incorporate three weekly doses of TH-302 and the full dose of the combination agent as part of a standard four week cycle. Enrollment in the complete Phase 1/2 clinical trial is anticipated to start in 2008.

In addition, if the single agent TH-302 tumor response data from the Phase 1 clinical trial are supportive, we plan to initiate a single-agent Phase 2 clinical trial.

Glufosfamide

Another product candidate for cancer, glufosfamide, is a small molecule prodrug for the treatment of pancreatic and a variety of other cancers. Glufosfamide combines the active part of an approved alkylator, isophosphoramide, a member of a widely used class of chemotherapy drugs, with a glucose molecule to mask the activity of isophosphoramide. Because of its glucose component and a tumor cell’s increased need for glucose, glufosfamide may be preferentially transported into tumors compared to most normal tissues. Most cancers and isolated cancer cell lines over-express the family of glucose transporters due to the increased energy requirement needed to feed uncontrolled proliferation of cancer cells. While the functional role of many of the glucose transporters is not well established, it has been shown that malignant tumors express more glucose transporters and are assumed to undergo enhanced glucose metabolism. Furthermore the linkage between glucose and the alkylator is thought to be cleaved by endogenous enzymes to release the active drug. It is possible that the activities of these enzymes are greater in tumor cells in general, or in specific types of tumor cells in particular, than in normal cells of the body, leading to an enhanced cleavage of the glufosfamide prodrug to the active cytotoxin and glucose in the tumor cells. With glucose as the major side product, glufosfamide has fewer side effects than other drugs in its class, which are known to cause hemorrhagic cystitis, a serious condition characterized by severe bladder bleeding, unless another protective drug is co-administered.

We believe that the potential unique mechanism of action of glufosfamide, its advantage of generating less toxic metabolites, and demonstrated activity in animal studies and human clinical trials make it well-positioned to potentially replace conventional alkylating agents. Based on activity seen in all clinical trials to date, we believe that glufosfamide may offer an improvement over conventional therapies for the treatment of pancreatic cancer and soft tissue sarcoma.

We had been developing glufosfamide as a single agent for the second-line treatment of metastatic pancreatic cancer, and in combination with gemcitabine for the first-line treatment of inoperable, locally advanced and/or metastatic pancreatic cancer.

In August 2006, we completed enrollment in a pivotal Phase 3 clinical trial of glufosfamide for the treatment of patients with metastatic pancreatic cancer who have failed treatment with gemcitabine. On February 26, 2007, we announced the results of our Phase 3 clinical trial in patients with metastatic pancreatic cancer who had relapsed after gemcitabine chemotherapy. While the overall survival in patients in the glufosfamide arm was 18% higher compared to those who received best supportive care alone, the result was not statistically significant. The primary efficacy comparison of overall survival was based on 261 deaths and did not reach statistical significance (p=0.19); the hazard ratio of glufosfamide to BSC was 0.85 (95% confidence interval of 0.66 to 1.08). The median survival of patients who were treated with glufosfamide was 105 days versus 84 days for the patients who received BSC. No new or unexpected safety signals were observed. Adverse events, including renal toxicity and hematologic toxicity, were similar to those observed in previous clinical trials of glufosfamide. The most common drug-related toxicities in the glufosfamide-treated patients were nausea and vomiting. Glufosfamide for the treatment of second-line pancreatic cancer was granted Fast Track designation by the FDA in 2004, which provides for expedited regulatory review for new drugs that demonstrate the potential to address unmet medical needs for the treatment of serious or life-threatening conditions. In September 2006, we received orphan drug designation for glufosfamide from the FDA.

In September 2007, we announced the results from the Phase 2 clinical trial of glufosfamide in combination with gemcitabine for the treatment of advanced pancreatic cancer. Glufosfamide was generally well tolerated in combination with gemcitabine with no new unexpected adverse events. In the Phase 2 clinical trial, 29 patients were treated, of which 28 patients with pancreatic adenocarcinoma previously untreated with chemotherapy were evaluated for response. Overall, five patients achieved a confirmed partial response and one other patient achieved an unconfirmed partial response for a response rate of 21%. In addition, 11 of 28 (39%) patients had stable disease. The median progression-free was 3.7 months and median overall survival was 6.0 months. The 6-month survival and 12-month survival were 50% and 32%, respectively. The safety data in this Phase 2 glufosfamide and gemcitabine combination clinical trial suggest the incidence of treatment-related nephrotoxicity may be slightly higher than what was observed in previous experience with either of these agents used individually.

Soft tissue Sarcoma

In January 2008, we announced the preliminary results of a multi-center Phase 2 clinical trial of glufosfamide for the treatment of patients with soft tissue sarcoma who had failed one or two prior systemic treatments. Twenty-two patients with metastatic and/or advanced unresectable soft tissue sarcoma previously treated with one or two prior systemic therapies enrolled in the Phase 2, open-label, clinical trial at various sites in the United States. The primary efficacy endpoint of the clinical trial was the objective response rate. The secondary endpoints of the clinical trial included duration of response, progression-free survival, overall survival and various safety parameters. Tumor response was evaluated at baseline and every six weeks using the Response Evaluation Criteria In Solid Tumors (RECIST). Eight of 18 (44%) evaluable patients demonstrated clinical benefit with a RECIST assessment of stable disease or partial response. The most common severe adverse event was renal failure (five patients). Renal toxicity was higher than in other glufosfamide clinical trials.

2DG

2DG, our product candidate for the treatment of solid tumors, is in a Phase 1 clinical trial. 2DG is an orally administered small molecule that employs Metabolic Targeting to treat solid tumors by directly inhibiting glycolysis. Because tumor cells in general, and those in hypoxic zones in particular, are dependent on glycolysis for survival, tumor cells are particularly sensitive to the effect of 2DG. This compound is a synthetic glucose analog that distributes selectively to tumor tissue because of metabolic changes related to increased glucose consumption. Because tumor cells exhibit increased levels of glucose transport proteins, these cells actively transport 2DG into the cells. Once inside the cell, 2DG interferes with cellular mechanisms for generating energy by competing with glucose for key enzymes in glycolysis. The in vivo efficacy of 2DG has been studied in mouse and rat models of certain cancers, including sarcomas, adenocarcinomas, leukemias, melanomas and bladder, colon and breast tumors. In particular, treatment with 2DG, alone and in combination with other chemotherapy resulted in increased lifespan or a reduction in tumor growth in many of these models. Animal studies suggest that 2DG and docetaxel may work together to kill cancer cells with greater efficacy than either drug alone, without increased risk of side-effects. We are developing 2DG based on its specificity for targeting tumor cells and extensive human safety data, as well as demonstrated animal efficacy that we and our collaborators at the University of Miami published in Cancer Research in January 2004.

We launched a Phase 1 clinical trial of 2DG in January 2004. This is a dose-escalation clinical trial to determine the safety, blood levels and maximum tolerated dose of daily oral doses of 2DG given alone or in combination with docetaxel. The clinical trial is intended to enroll up to 50 patients with previously treated refractory advanced solid tumors. The clinical trial is designed to evaluate the effect of 2DG alone and in combination with docetaxel on tumor growth, and provide a preliminary assessment of efficacy, as assessed by computer tomography. Initial data from this clinical trial, reported at American Society of Clinical Oncology, or ASCO, 2005, suggest that 2DG is well tolerated when administered daily for one week every other week. We are evaluating daily administration of 2DG, which is the schedule we believe will ultimately give 2DG the best opportunity to demonstrate efficacy in this setting. We expect to complete enrollment in this clinical trial and present top line results in the second quarter of 2008.

Provided our safety clinical trial yields acceptable results, we intend to seek a partner or external funding to support the continued development of 2DG. We would choose indications and appropriate combination therapies for our Phase 2 program based on the results of the ongoing Phase 1clinical trial.

Discovery Research

We have research programs focused on targeting the tumor microenvironment of solid tumors particularly the severely hypoxic compartments in solid tumors. Solid tumors possess chaotic and insufficient blood flow resulting in regions which are hypoxic or otherwise starved for oxygen. These extremely low oxygen conditions are not found in normal tissues and these hypoxic zones are found in virtually all solid tumors. The hypoxic zones of tumors are known to be resistant to standard chemotherapeutics and to radiation therapy. Tumor hypoxia correlates with poor prognosis in cancer patients and represents a significant unmet medical need. The general nature of hypoxia in solid tumors offers the possibility for cancer therapeutics which broadly are useful in many indications with an associated large market opportunity.

Our most advanced efforts targeting these regions are the design and development of novel cytotoxic prodrug compounds. A prodrug is an inactive compound that is converted in the human body by enzymatic processes that result in the formation of an active drug. The prodrug concept is well established in chemotherapy and, was initially only employed to modify the pharmacokinetic properties of compounds through non-specific activation processes. More recently has the concept been applied to the design of agents that are selectively activated in tumor tissues through specific activation processes.

Our prodrugs have two distinct parts, a toxic portion (the chemotherapeutic toxin) and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated by the low oxygen concentration in the hypoxic zones of solid tumors. Once activated, the toxin kills cells in its vicinity. We have designed prodrugs that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. Our lead investigational drug, TH-302, currently in a Phase 1 clinical trial, was our first product candidate from this program. TH-302 is highly selective and produces a conventional DNA cross-linking toxin upon activation. Hypoxia activated prodrugs of other toxin classes are being pursued. Lead compounds have demonstrated promising in vitro activity, and additional characterization, evaluation and optimization of these compounds is currently underway.

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

During the years ended December 31, 2007, 2006, and 2005, we spent $23.4 million, $46.3 million, and $36.0 million, respectively, on research and development activities.

Manufacturing and Supply

The production of TH-302, glufosfamide and 2DG employs small molecule organic chemistry procedures that are standard for the pharmaceutical industry. We currently rely on contract manufacturers for the manufacture of active pharmaceutical ingredient, or API, and final drug product of TH-302, glufosfamide and 2DG. We intend to continue to use our financial resources to accelerate the development of our product candidates rather than diverting resources to establish our own manufacturing facilities.

We expect that we have sufficient supply of glufosfamide drug product to meet the needs of those patients that continue to receive glufosfamide in the ongoing clinical trials. If we partner or secure external funding for the continued development of glufosfamide, we will be dependent on contract manufacturers to produce additional API and drug product.

We expect that we have sufficient supply of 2DG drug product to complete our 2DG clinical trial, but if the establishment of the maximum tolerated dose requires more enrollees than we have projected, we may experience a significant delay in our 2DG clinical program.

We are currently using contract manufacturers to manufacture TH-302 API and TH-302 drug product. We have scheduled manufacturing to meet our clinical supply needs for 2008. If we are not successful in manufacturing sufficient quantities of TH-302 API and drug product, we may experience a significant delay in our TH-302 clinical program.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of December 31, 2007, we owned or held exclusive license to United States, PCT, and foreign patents and patent applications relating to our research and development programs.

Intellectual Property Related to TH-302

Our TH-302 product candidate and its use in the treatment of cancer are claimed in US and corresponding foreign patent applications in major market countries owned by us. We are seeking compound per se patent protection for TH-302 as well as claims directed to its use, alone or in combination with other cancer drugs, in the treatment of cancer. We also own other United States, international, and foreign national patent applications relating to the results of our research on hypoxia-activated prodrugs and their use as cancer drugs and related reagents and methods.

Intellectual Property Related to Glufosfamide

Our glufosfamide product candidate is covered by one issued United States patent and 24 issued foreign counterpart patents, as well as one issued foreign patent relating to a method for its manufacture, which are owned by Baxter and exclusively licensed to us. The major European market counterparts of the United States patent expire in 2009, and the United States patent expires in 2014. Under the Hatch-Waxman Act in the United States, and similar laws in Europe, there are opportunities to extend the term of a patent for up to five years. There can be no assurance that we will obtain such extension. We also own one United States patent application and foreign patent applications describing the use of glufosfamide, alone or in combination with other cancer drugs, including gemcitabine, to treat pancreatic cancer, including gemcitabine-resistant pancreatic cancer and certain other types of cancer, including sarcoma and lymphoma. There can be no assurance that any of our patent applications will issue in major market countries.

Intellectual Property Related to 2DG

Our 2DG product candidate is protected by three issued United States patents, one allowed United States patent application and corresponding foreign applications relating to the use of 2-DG in the treatment of cancer. The term of two of the issued United States patents and one allowed application, which we have licensed from the inventors, lapses in 2020, without patent term extension.

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

Each cancer indication for which we are developing products has a number of established medical therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing cancer development programs, including traditional therapies and therapies with novel mechanisms of action. Our TH-302 product candidate for targeting the tumor hypoxia may eventually compete with other companies who are developing drugs that target tumor hypoxia such as Novacea and Proacta Incorporated. A number of biotechnology and pharmaceutical companies are marketing and/or developing cancer therapeutics competing in prostate, lung, pancreatic and soft tissue sarcoma. Such companies include: AstraZeneca PLC, Genentech, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline plc, Hoffmann LaRoche, Inc., Johnson & Johnson, Merck KGaA, Novartis AG, Pfizer, Inc., Amgen Inc., ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Telik, Inc., Sunesis Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc. and Ziopharm, Inc.

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

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety is established. These preclinical studies generally evaluate the mechanism of action of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current good manufacturing practice, or cGMP, requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices, or GLP. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve the concerns before clinical trials can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, and the FDA must grant permission for each clinical trial to start and continue. Regulatory authorities may require additional data before allowing the clinical trials to commence or proceed from one Phase to another, and could demand that the trials be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board, or IRB, for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent before the center commences the clinical trial.

Clinical Trials

Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap. In Phase 1, the initial introduction of the drug candidate into human volunteers, the emphasis is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion, and clinical pharmacology. Phase 2 involves clinical trials in a limited patient population to determine the initial efficacy of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 clinical trials, pivotal Phase 3 clinical trials are undertaken to more fully evaluate clinical outcomes and to establish the overall risk/benefit profile of the drug, and to provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians monitor patients to determine effectiveness of the drug candidate and observe and report any reactions or safety risks that may result from use of the drug candidate. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

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

Fast Track Approval

The Federal Food, Drug and Cosmetic Act, as amended, and FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of potential products intended to treat serious or life-threatening illnesses that have been studied for safety and effectiveness and that demonstrate the potential to address unmet medical needs. The procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical trials necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs to be approved on the basis of valid indirect measurements of benefit of product effectiveness, thus accelerating the normal approval process. Certain potential products employing our technology might qualify for this accelerated regulatory procedure. Even if the FDA agrees that these potential products qualify for accelerated approval procedures, the FDA may deny approval of our drugs or may require additional clinical trials before approval. The FDA may also require us to perform post-approval, or Phase 4, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

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

In September 2006, the FDA granted orphan drug designation to glufosfamide, for the treatment of pancreatic cancer. For those indications meeting the orphan drug requirements, we intend to seek orphan drug designation for the cancer indications that our drug product candidates are intended to treat. Obtaining FDA approval to market a product with orphan drug exclusivity may not provide us with a material commercial advantage.

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

While the Hatch-Waxman Amendments provide certain patent term restoration and exclusivity protections to innovator drug manufacturers, it also permits the FDA to approve ANDAs for generic versions of their drugs. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not require the conduct and submission of clinical trials demonstrating safety and effectiveness for that product. Instead of safety and effectiveness data, an ANDA applicant needs only to submit data demonstrating that its product is bioequivalent to the innovator product as well as relevant chemistry, manufacturing and control data. The Hatch-Waxman Amendments also instituted a third type of drug application that requires the same information as a NDA including full reports of clinical and preclinical studies except that some of the information from the reports required for marketing approval comes from studies which the applicant does not own or have a legal right of reference. This type of application, a “505(b)(2) NDA,” permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.

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

Employees

As of December 31, 2007, we had 30 employees, including 12 who hold Ph.D. and/or M.D. degrees. Twenty three of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Our Corporate Information

We were incorporated in Delaware on October 17, 2001. Our principal executive offices are located at 1300 Seaport Boulevard, Suite 500, Redwood City, California, 94063. Our telephone number is (650) 474-8200.

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

We will not be able to commercialize our drug candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

We cannot be certain of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;

•	the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;

•	clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

•	enrollment in our clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays;

•	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and

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

Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:

•	the therapeutic endpoints chosen for evaluation;

•	the eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the clinical trial’s therapeutic endpoints;

•	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	competition for patients by clinical trial programs for other treatments.

We may experience difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations.

Pre-clinical studies of our product candidates may not predict the results of their human clinical trials.

Pre-clinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of TH-302 for the treatment of different types of cancer may not accurately predict the ability of TH-302 to treat cancer effectively in humans. TH-302 may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials.

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

Our product candidates are designed to target the microenvironment either by harnessing the hypoxia for selective toxin activation in the case of TH-302 and our HAP program or potentially utilizing the increased uptake of glucose or enhanced activation of glufosfamide in cancer cells relative to most normal cells. Our product candidates, glufosfamide and 2DG, share certain structural characteristics with glucose but act instead as poisons when taken up by a cancer cell. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on either of these approaches. We cannot be certain that our approaches will lead to the development of approvable or marketable drugs.

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

Certain anti-tumor drugs being developed by us, such as TH-302, glufosfamide and 2DG, are expected to have undesirable side effects. The extent, severity and clinical significance of these effects may not be apparent initially and may be discovered during drug development or even post-approval. These expected side effects or other side effects identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved.

Delays in clinical testing could result in increased costs to us and delay our ability to obtain regulatory approval and commercialize our product candidates.

Significant delays in clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned TH-302, glufosfamide and 2DG clinical trials will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including adverse safety events experienced during our clinical trials and delays in:

•	obtaining regulatory approval to commence a clinical trial;

•	obtaining clinical materials;

•	reaching agreement on acceptable clinical trial agreement terms with prospective sites;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	recruiting patients to participate in a clinical trial.

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

Moreover, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan drug indication. Even if we obtain orphan drug designation, if a competitor obtains regulatory approval for TH-302, glufosfamide or 2DG for the same indication we are targeting before we do, we would be blocked from obtaining approval for that indication for seven years, unless our product is a new formulation of the drug that has shown superior safety or efficacy, or the competitor is unable to supply sufficient quantities.

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

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other clinical trial sponsors are required to post the general purpose of these clinical trials, as well as the eligibility criteria, location and contact information of the clinical trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of clinical trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those clinical trials that have been registered with a no-cost, publicly accessible database, such as www.clinicaltrials.gov. The Pharmaceuticals and Research Manufacturers of America has also issued voluntary principles for its members to make results from certain clinical trials publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation was introduced in the fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of clinical trial results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines, and other penalties, all of which could materially harm our business.

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2007, we had a net loss of $30.7 million and an accumulated deficit of $165.3 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses.

To attain profitability, we will need to develop products successfully and market and sell them effectively. We cannot predict when we will become profitable, if at all. We have never generated revenue from the sale of our product candidates, and there is no guarantee that we will be able to do so in the future. If we fail to become profitable, or if we are unable to fund our continuing losses, we would be unable to continue our research and development programs.

We are likely to require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any collaborative, licensing, acquisition or other arrangements that we may establish;

•	the progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and

•	the costs of lawsuits involving us or our product candidates.

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

Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations.

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008 to regain compliance. If, at any time before April 16, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, and if we remain in compliance with other listing requirements, NASDAQ will notify Threshold that we have regained compliance with NASDAQ’s Marketplace Rules. NASDAQ may, in its sole discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a longer period before determining that the Company has demonstrated the ability to maintain long-term compliance. There can be no assurance that we will be able to satisfy the criteria for continued listing on the NASDAQ Global Market.

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

We expect to need to raise additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on a timely basis or on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates.

Our success depends in part on retaining and motivating key personnel and, if we fail to do so, it may be more difficult for us to execute our business strategy. As a small organization we are dependent on key employees and may need to hire additional personnel to execute our business strategy successfully.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly our Chief Executive Officer, Dr. Harold E. Selick, President and Chief Medical Officer, Dr. John M. Curd and Senior Vice President of Discovery Research, Dr. Mark G. Matteucci. We do not have employment agreements with Drs. Selick, Curd or Matteucci. The loss of the services of Drs. Selick, Curd or Matteucci or one or more of our other key employees could delay or have an impact on the successful completion of our clinical trials or the development of additional product candidates.

In August 2006, we announced a plan to reduce the number of full-time employees by 29 employees. In October 2007, we announced a plan to reduce the number of full-time employees from 44 to 32 employees. As of December 31, 2007, we had 30 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

The reduction in our work force may cause difficulties in conducting operations and maintaining an effective work environment.

The reductions in our work force in August 2006 and October 2007 imposed significant added responsibilities on remaining management and other employees, including the need to consolidate job functions and to conduct operation with fewer employees. We expect that we may need to increase our use of various third parties in order to continue and conduct some operations. Our ability to manage our operations and outside relationships will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to do this effectively, it may be difficult for us to execute our business strategy.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-302, glufosfamide and 2DG. If these parties do not manufacture the active pharmaceutical ingredients or finished products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

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

Our initial supplies of glufosfamide were prepared by a subsidiary of Baxter International, Inc. and were used to initiate some of our clinical trials. We subsequently relied on new contract manufacturers for the manufacturing of glufosfamide API and drug product. If we seek a partner to continue development of glufosfamide, we will be dependent on contract manufacturers to produce additional API and drug product. If we are not successful, we may experience a significant delay in our glufosfamide clinical development program.

Our existing supply of 2DG clinical trial material may not be sufficient for our ongoing clinical trials through 2008. If it is not sufficient, we may experience a significant delay in our 2DG clinical program.

Our contract manufacturers have produced sufficient TH-302 API and drug product for the initial stage of our Phase 1 clinical trial, which commenced in July 2007. Additional clinical trial material will be manufactured as required. If we are not successful in manufacturing sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

We are using a clinical research organization to oversee one of our glufosfamide clinical trials and may use the same or similar organizations for our future clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

We have not issued patents or patent applications that would prevent others from taking advantage of Hypoxia Activated Prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our HAP product candidates.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including Sanofi-Aventis Group, Astrazeneca PLC, Genentech, Inc., Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar®, marketed by Pfizer, Inc., Erbitux®, marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere®, marketed by the Sanofi-Aventis Group, Xeloda®, marketed by Roche, Avastin®, marketed by Genentech, Inc., Nexavar®, marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta®, marketed by Eli Lilly and Company, are under investigation as possible combination therapies or monotherapy for pancreatic, ovarian, small cell lung cancers and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, a number of companies, including Novacea, Inc. and Proacta Inc., have compounds in clinical trials that target the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do, and Sanofi-Aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Sanofi-Aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of the compound.

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

On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008, to regain compliance. If, at any time before April 16, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, and if we remain in compliance with other listing requirements, NASDAQ will notify the Company that we have regained compliance with NASDAQ’s Marketplace Rules. NASDAQ may, in its sole discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a longer period before determining that the Company has demonstrated the ability to maintain long-term compliance. There can be no assurance that we will be able to satisfy the criteria for continued listing on the NASDAQ Global Market.

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

As of February 29, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 43.8% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits were ordered transferred to the United States District Court for the Northern District of California. The securities lawsuits, which have been consolidated by the Court into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company's common stock from the date of the Company's initial public offering of securities on February 4, 2005 through July 14, 2006. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Company's Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote for our stockholders, through solicitation of proxies or otherwise, in the fourth quarter of our fiscal year ended December 31, 2007.

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

	High	Low
Year Ended December 31, 2007:
First Quarter	$4.10	$1.44
Second Quarter	$2.24	$1.19
Third Quarter	$1.30	$0.65
Fourth Quarter	$0.96	$0.51

Year Ended December 31, 2006:
First Quarter	$15.69	$12.80
Second Quarter	$16.98	$3.00
Third Quarter	$3.66	$1.42
Fourth Quarter	$4.23	$2.46

We estimate that there were approximately 80 holders of record of our common stock as of February 29, 2008.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/2007 to 10/31/2007	—	$—	—	—
11/01/2007 to 11/30/2007	10,374	$0.53	—	—
12/01/2007 to 12/31/2007	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,983,232	$2.12	3,137,237
Equity compensation plans not approved by stockholders	—	—	—

Total	2,983,232	$2.12	3,137,237	(1)(2)

(1)	Includes 803,525 shares of common stock issuable under our 2004 Employee Stock Purchase Plan.
(2)	On January 1, 2006, and annually thereafter, the authorized shares for the 2004 Equity Incentive Plan will automatically be increased by a number of shares equal to the lesser of:
•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;
•	1,214,402 shares; or
•	an amount determined by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

We are a development stage company. The following selected statement of operations data for the years ended December 31, 2007, 2006 and 2005 and balance sheet data as of December 31, 2007 and 2006 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected statement of operations data for years ended December 31, 2004 and 2003, and balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read together with our financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K. As discussed in Note 9 in Item 8 “Financial Statements and Supplementary Data”, on January 1, 2006, the Company began accounting for stock options and stock purchase rights under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which requires the recognition of the fair value of stock-based compensation.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Revenue	$1,436	$1,461	$690	$—	$—

Operating expenses:
Research and development (1)	23,375	46,267	35,991	16,327	6,252
General and administrative (1)	10,411	14,453	11,235	7,649	2,057

Total operating expenses	33,786	60,720	47,226	23,976	8,309

Loss from operations	(32,350)	(59,259)	(46,536)	(23,976)	(8,309)
Interest and other income, net	1,841	3,729	2,159	443	65
Interest expense	(155)	(156)	(31)	(33)	(59)

Net loss	(30,664)	(55,686)	(44,408)	(23,566)	(8,303)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	(30,664)	(55,686)	$(44,408)	$(23,566)	$(49,165)

Net loss per common share:
Basic and diluted	$(0.83)	$(1.53)	$(1.63)	$(20.25)	$(501.68)

Weighted average number of shares used in per common share calculations:
Basic and diluted	37,058	36,337	27,173	1,164	98

(1) Includes employee and non-employee non-cash stock-based compensation of:
Research and development	$2,413	$5,008	$5,951	$2,960	$313
General and administrative	$3,496	$5,141	3,470	3,015	753

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$22,693	$52,810	$99,654	$28,665	$40,818
Working capital	17,884	43,698	90,655	21,967	40,177
Total assets	25,814	57,034	102,101	32,213	41,270
Notes payable, less current portion	337	1,247	151	382	242
Total liabilities	6,227	12,796	12,733	8,847	1,126
Redeemable convertible preferred stock	—	—	—	49,839	49,839
Total stockholders’ equity (deficit)	19,587	44,238	89,368	(26,473)	(9,695)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen disordered angiogenesis and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates, glufosfamide and 2-deoxyglucose (“2DG”), share certain structural characteristics with glucose but act instead as chemotherapeutic toxins when taken up by a cell.

Our clinical focus is on product candidates for the treatment of patients with cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which was discovered by Threshold, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions typical of essentially all solid tumors. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the FDA for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety and preliminary efficacy of TH-302 in patients with advanced solid tumors. We expect to present top line results for this clinical trial by Q2 2008 and complete enrollment by Q4 2008.

•

Glufosfamide is our most advanced product candidate for the potential treatment of patients with cancer. In February 2007, we announced that our Phase 3 clinical trial did not reach its primary endpoint of a statistically significant survival benefit for patients with metastatic pancreatic cancer that relapsed following chemotherapy with gemcitabine. In July 2006, we completed enrollment in the Phase 2 stage of a clinical trial of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer, for which top line results were announced in December 2006 and final results, which included promising tumor response and survival data, were announced in third quarter of 2007. In 2007 we initiated a Phase 2 clinical trial of glufosfamide in soft-tissue sarcoma and in January 2008, we announced that enrollment was complete and that the clinical trial provided evidence of clinical activity. In 2007 we also initiated two Phase 2 clinical trials of glufosfamide in platinum-resistant ovarian cancer and recurrent sensitive small cell lung cancer. In October 2007 and January 2008, we announced the discontinuation of enrollment in the Phase 2 trials of glufosfamide in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer, respectively, due to lack of efficacy.

•

2DG is our product candidate for the potential treatment of patients with cancer and is being evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This clinical trial began in the first quarter of 2004 and we expect to complete enrollment and present top-line results for this clinical trial in Q2 2008.

We are working to discover additional novel drug candidates, particularly hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and, prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of December 31, 2007, we had cash, cash equivalents and marketable securities of $22.7 million. The net loss for 2007 was $30.7 million and the cumulative net loss since our inception through December 31, 2007 was $165.3 million.

In October, 2007, we adopted a plan to reduce our operating expenses and refocus our research and development efforts. The plan included eliminating 12 positions, or approximately a 27% reduction in staff affecting all areas of the Company. As a result of the staffing reduction we incurred severance benefits of approximately $1.2 million in the fourth quarter of 2007. Annual cash savings from the reduction in salary and benefit expenses are estimated to be approximately $2 million, beginning in 2008.

We expect to continue to incur losses from operations in the future. We expect that expenses will decrease in 2008 compared to 2007 due to a reduced workforce and reduced number of patients in smaller and fewer clinical trials, and that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current and planned clinical trials and conducting research and discovery efforts toward additional product candidates. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials. See detailed discussion in Liquidity and Capital Resources regarding raising capital for funding future operations beyond the first quarter of 2009.

Revenue

We have not generated any revenue from the sale of our product candidates since our inception and do not expect to generate any revenue from the sale of our product candidates in the near term. Through 2007, we recognized $3.6 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co., Ltd., or MediBIC, for the development of glufosfamide in Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to continue through 2008. We are responsible for all development activities under this agreement.

Research and Development Expenses

Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. We recognize expenses as they are incurred. Our accruals for expenses associated with preclinical and clinical studies and contracts associated with clinical materials are based upon the terms of the service contracts, the amount of services provided and the status of the activities. We expect annual research and development expenses will decrease significantly in the future as we progress with a reduced workforce and smaller clinical trials. From inception through December 31, 2007, we incurred an aggregate of $130.4 million on research and development expenses, including non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, finance, patent, accounting and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not staff or only partially staff, including public relations, market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs. From inception through December 31, 2007, we incurred an aggregate of $46.3 million on general and administrative expenses, including non-cash stock-based compensation expense.

Stock-Based Compensation

Prior to January 1, 2006, we used the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for employee stock options, and present disclosure of pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). For stock options granted to employees no compensation expense was recognized unless the exercise price was less than fair market value at the date of grant. Stock-based compensation expense was recognized under APB No. 25 for options granted prior to the Company’s initial public offering of its common stock in February 2005 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock based on the anticipated initial public offering stock price.) In anticipation of our initial public offering which was completed in February 2005, we determined that, for accounting purposes, the deemed fair value of our common stock was greater than the exercise price for certain options. As a result, we have recorded deferred stock-based compensation for these options of $0.5 million, $20.4 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. This expense, which is a non-cash charge, has been amortized over the period in which the options vest, which is generally four years. The amortization of this expense recognized for the years ended December 31, 2007, 2006 and 2005 was $2.8 million, $4.4 million, and $5.3 million, respectively. Beginning January 1, 2006, we began accounting for stock-based compensation using the fair value method prescribed by SFAS No. 123 “Share-Based Payment.—An Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board in December 2004. Refer to the discussion of accounting treatment of stock based compensation below under Critical Accounting Policies.

Results of Operations for the Years Ended December 31, 2007 and 2006

Revenue

For the years ended December 31, 2007 and 2006, we recognized $1.4 million and $1.5 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC for the development of glufosfamide in Japan and several other Asian countries. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to be through 2008. We are responsible for all development activities under this agreement.

Research and Development

Research and development expenses were $23.4 million for the year ended December 31, 2007, compared to $46.3 million for the year ended December 31, 2006. The $22.9 million decrease in expenses is due to a $14.6 million decrease in clinical and development expenses and $6.1 million in lower staffing and facilities expenses due to a lower headcount compared to the prior year. In addition, stock-based compensation expense decreased by $2.6 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well as lower valuations for 2007 stock option grants resulting from a lower stock price.

Research and development expenses by project (in thousands)	Years ended December 31,
	2007	2006	2005
Glufosfamide	$11,877	$17,018	$12,009
TH-302	5,079	2,410	—
2DG	1,130	1,640	2,498
Discovery research	5,338	9,552	7,642
TH-070	(49)	15,647	13,842

Total research and development expenses	$23,375	$46,267	$35,991

Research and development expenses associated with glufosfamide were $11.9 million for 2007 and $17.0 million for 2006. This decrease was due to a $4.4 million decrease in clinical and manufacturing expenses and a $0.7 million decrease in staffing expenses. Research and development expenses associated with our internally discovered compound TH-302 were $5.1 million for 2007 and $2.4 million for 2006, primarily due to the compound’s progress through preclinical studies towards the IND filing in April 2007 and commencement of the Phase 1 clinical trial in July 2007. Research and development expenses associated with 2DG were $1.1 million for 2007 and $1.6 million for 2006, due to $0.1 million decrease in employee-related expenses and a $0.4 million decrease in clinical and manufacturing as the Phase 1 clinical trial nears completion. Discovery research and development expenses were $5.3 million for 2007 and $9.6 million for 2006. The decrease was primarily due to the allocation of resources towards our TH-302 program, and lower staffing and facilities expenses to support our other discovery research programs. Research and development expenses associated with TH-070 were ($49,000) for 2007 and $15.7 million for 2006. This decrease in expenses was due to costs associated with fully-enrolled clinical trials in the 2006 period, followed by the discontinuation and close out of the program beginning in July 2006. For 2007, we incurred expenses less than previous estimated accruals.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to decrease in 2008 compared to 2007 due to smaller and fewer clinical trials and a reduced workforce.

General and Administrative

General and administrative expenses were $10.4 million for 2007, compared to $14.5 million for 2006. The $4.1 million decrease reflects $1.9 million in lower staffing expense, $1.6 million decrease in stock-based compensation, and $0.9 million in lower consulting expenses. These reductions in expenses were partially offset by $0.3 million in higher facilities expense.

We currently expect our general and administrative expenses to decrease in 2008 due to lower employee-related costs as a result of 2007 staff reductions.

Interest and Other Income

Interest and other income for 2007 was $1.8 million compared to $3.7 million for 2006. The decrease was primarily due to lower invested cash, cash equivalents and marketable securities balances during 2007 compared to the prior year.

Interest Expense

Interest expense for the years ended December 31, 2007 and 2006 was $0.2 million and $0.2 million, respectively.

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

Research and development expenses associated with glufosfamide were $17.0 million for the 2006 and $12.0 million for 2005. This increase is due to a $3.3 million increase in clinical and manufacturing expenses and a $1.5 million increase in staffing expenses. Research and development expenses associated with TH-070 were $15.6 million for 2006 and $13.9 million for the 2005. This increase in expenses was due to an increase of $2.7 million in expenses associated with our Phase 2 United States clinical trial (initiated in June 2005) and our EU Phase 3 clinical trial (initiated in August 2005). These increases were partially offset by $0.7 million in lower stock based compensation and staffing expenses for the TH-070 project. Research and development expenses associated with our internally discovered compound TH-302 were $2.4 million in 2006, as the compound progressed through preclinical studies. Research and development expenses associated with 2DG were $1.6 million for 2006 and $2.5 million for 2005. This decline was primarily due to lower clinical expenses. Discovery research and development expenses were $9.6 million for 2006 and $7.6 million for 2005. The $2.0 million increase was primarily due to increases in staffing costs to support expansion of our discovery research programs.

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

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2007 of $165.3 million. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of our common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

At December 31, 2007, we had cash, cash equivalents and marketable securities of $22.7 million compared to $52.8 million and $99.7 million at December 31, 2006 and 2005, respectively.

Net cash used in operating activities for the years ended December 31, 2007, 2006 and 2005 was $29.2 million, $46.4 million and $29.9 million, respectively. For the year ended December 31, 2007, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense, depreciation and amortization expenses, a decrease in accrued liabilities and a decrease in deferred revenue. For the year ended December 31, 2006, cash used in operations resulted from the net loss for the year after adding back non-cash charges for stock-based compensation expense, depreciation and amortization expenses and deferred revenue. For the year ended December 31, 2005, cash used in operations resulted from the net loss for the year after adding back non-cash charges for stock-based compensation expense, additional accruals for clinical and development expenses and personnel-related expenses, depreciation expense and deferred revenue.

Net cash provided by investing activities for the year ended December 31, 2007 was $13.1 million, primarily due to proceeds from sales and maturities of investments of $35.2 million, offset by purchases of marketable securities of $22.1 million. Net cash used in investing activities was $2.4 million and $11.5 million for the years ended December 31, 2006 and 2005, respectively, primarily due to purchases of marketable securities of $42.9 million and $38.9 million in 2006 and 2005, respectively, capital spending of $2.4 million and $1.2 million in 2006 and 2005, respectively, partially offset by sales of marketable securities of $43.2 million and $28.4 million in 2006 and 2005, respectively.

Net cash used in financing activities was $0.9 million for the year ended December 31, 2007, primarily due to repayments of notes payable during the year partially offset by proceeds from the sale of stock under the employee stock purchase plan. Net cash provided by financing activities was $2.3 million for the year ended December 31, 2006, which was primarily attributable to borrowings under a loan and security agreement, net of repayments and to lesser extent cash from stock option exercises and sale stock under the employee stock purchase plan. Net cash provided by financing activities was $102.0 million for the year ended December 31, 2005, primarily from the two public offerings completed during the year: our initial public offering that was completed in February and raised $38.1 million of net proceeds, and our follow-on offering that was completed in October and raised $62.4 million of net proceeds.

We expect 2008 cash requirements to be in the range of $17.0 million to $20.0 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2007 will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current and planned trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Global Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008 to regain compliance. If, at any time before April 16, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, and if we remain in compliance with other listing requirements, NASDAQ will notify the Company that we have regained compliance with NASDAQ’s Marketplace Rules. NASDAQ may, in its sole discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a longer period before determining that the Company has demonstrated the ability to maintain long-term compliance. There can be no assurance that we will be able to satisfy the criteria for continued listing on the NASDAQ Global Market.

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

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at December 31, 2007. At December 31, 2007, all borrowing under this facility had been fully repaid. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At December 31, 2007, the total amount due under this facility was $1.2 million.

We may borrow up to an additional $1.4 million for equipment purchases. The amended agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at the financial institution. At December 31, 2007, we were in compliance with this covenant.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of December 31, 2007, are as follows (in thousands):

	Within one year	One to three years	Four to five years	After five years	Total
Facilities sublease and lease	$1,358	$2,860	$1,129	$—	$5,347
Notes payable, principal and interest	971	342	—	—	1,313
Purchase commitments	1,145	—	—	—	1,145

Total	$3,474	$3,202	$1,129	$—	$7,805

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

Off-Balance Sheet Arrangements

As of December 31, 2007, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

We incurred net operating losses for the years ended December 31, 2007, 2006 and 2005 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2007, we had accumulated approximately $129 million in both federal and state net operating loss carryforwards to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2013 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2007, we had research credit carryforwards of approximately $3.3 million and $2.2 million for federal and California state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in 2021 through 2027. The California state research credit can be carried forward indefinitely.

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

Preclinical and Clinical Trial Accruals

Most of our preclinical and clinical trials are performed by third party contract research organizations, or CROs, and clinical supplies are manufactured by contract manufacturing organizations, or CMOs. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. We accrue these expenses based upon our assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. Our estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies, and may not match the actual services performed by the organizations. This could result in adjustments to our research and development expenses in future periods. To date we have had no significant adjustments.

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

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) ratified consensus EITF Issue No. 07-3 “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective for the Company beginning in the first quarter of fiscal year 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. We are required to adopt SFAS No. 157 for financial statements in the first quarter of 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for us beginning January 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“ SFAS No. 141(R)”), which replaces SFAS No. 141, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 141(R) on our consolidated financial statements.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURE OF MARKET RISKS

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in short-term marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest in high-quality financial instruments, which currently have weighted average maturity of less than one year. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. However, due to the short duration of our investment portfolio we believe an increase in the interest rates of one percentage point would not be material to our financial condition or results of operations.

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Threshold Pharmaceuticals, Inc.

(a development stage enterprise)

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Threshold Pharmaceuticals, Inc. and its subsidiary (the "Company") (a development stage enterprise) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 and cumulatively for the period from October 17, 2001 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year end December 31, 2006.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 12, 2008

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,404	$28,450
Marketable securities	11,289	24,360
Prepaid expenses and other current assets	516	547

Total current assets	23,209	53,357
Property and equipment, net	2,097	3,169
Restricted cash	483	483
Other assets	25	25

Total assets	$25,814	$57,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,022	$619
Accrued clinical and development expenses	1,240	4,320
Accrued liabilities	717	2,286
Deferred revenue, current portion	1,437	1,437
Notes payable, current portion	909	997

Total current liabilities	5,325	9,659
Deferred revenue, less current portion	—	1,436
Notes payable, less current portion	337	1,247
Deferred rent	565	454

Total liabilities	6,227	12,796

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares; Issued and outstanding: 37,368,336 and 37,345,890 shares at December 31, 2007 and 2006, respectively.	37	37
Additional paid-in capital	185,702	182,840
Deferred stock-based compensation	(834)	(3,975)
Accumulated other comprehensive income (loss)	3	(7)
Deficit accumulated during the development stage	(165,321)	(134,657)

Total stockholders’ equity	19,587	44,238

Total liabilities and stockholders’ equity	$25,814	$57,034

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

				Cumulative Period from October 17, 2001 (date of inception) to December 31, 2007
	Years Ended December 31,
	2007	2006	2005
Revenue	$1,436	$1,461	$690	$3,587

Operating expenses:
Research and development	23,375	46,267	35,991	130,426
General and administrative	10,411	14,453	11,235	46,312

Total operating expenses	33,786	60,720	47,226	176,738

Loss from operations	(32,350)	(59,259)	(46,536)	(173,151)
Interest and other income, net	1,841	3,729	2,159	8,264
Interest expense	(155)	(156)	(31)	(434)

Net loss	(30,664)	(55,686)	(44,408)	(165,321)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(40,862)

Net loss attributable to common stockholders	$(30,664)	$(55,686)	$(44,408)	$(206,183)

Net loss per common share:
Basic and diluted	$(0.83)	$(1.53)	$(1.63)

Weighted average number of shares used in per common share calculations:
Basic and diluted	37,058	36,337	27,173

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2007

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2007

(in thousands, except share and per share data)

			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	(23,566)	(23,566)

Comprehensive loss							(23,625)

Balances, December 31, 2004	3,690,567	4	24,619	(16,637)	104	(34,563)	(26,473)
Issuance of common stock in an initial public offering for cash of $7.00, per share, net of issuance costs of $4.6 million	6,112,601	6	38,129	—	—	—	38,135
Issuance of common stock for cash of $10.46 per share, net of issuance costs of $4.5 million	6,399,222	6	62,389	—	—	—	62,395
Issuance of common stock pursuant to exercise of warrants	19,269	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	20,552,812	21	49,818	—	—	—	49,839
Issuance of common stock pursuant to stock plans	508,626	—	557	—	—	—	557
Deferred stock-based compensation, net of cancellations	—	—	3,321	(3,321)	—	—	—
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,862)	2,862	—	—	—
Amortization of deferred stock-based compensation	—	—	(416)	5,740	—	—	5,324
Non-employee stock-based compensation	—	—	4,097	—	—	—	4,097
Repurchase of unvested common stock	(51,525)	—	(18)	—	—	—	(18)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	(44,408)	(44,408)

Comprehensive loss							(44,488)

Balances, December 31, 2005	37,231,572	37	179,634	(11,356)	24	(78,971)	89,368
Issuance of common stock pursuant to stock plans	276,772	—	518	—	—	—	518
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,970)	2,970	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,411	—	—	4,411
Stock-based compensation	—	—	5,738	—	—	—	5,738
Repurchase of unvested common stock	(162,454)	—	(80)	—	—	—	(80)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(55,686)	(55,686)

Comprehensive loss							(55,717)

Balances, December 31, 2006	37,345,890	$37	$182,840	$(3,975)	$(7)	$(134,657)	$44,238

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2007

(in thousands, except share and per share data)

			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Issuance of common stock pursuant to stock plans	120,879	—	128	—	—	—	128
Reversal of deferred stock-based compensation related to employee terminations	—	—	(304)	304	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,837	—	—	2,837
Stock-based compensation	—	—	3,072	—	—	—	3,072
Repurchase of unvested common stock	(98,433)	—	(34)	—	—	—	(34)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(30,664)	(30,664)

Comprehensive loss							(30,654)

Balances, December 31, 2007	37,368,336	$37	$185,702	$(834)	$3	$(165,321)	$19,587

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2007
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(30,664)	$(55,686)	$(44,408)	$(165,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,040	938	573	2,795
Stock-based compensation expense	5,909	10,149	9,421	32,542
Amortization of debt issuance costs	—	—	—	44
(Gain) loss on sale of investments, property and equipment	9	(41)	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32	16	(272)	(541)
Accounts payable	403	(618)	257	1,022
Accrued clinical and development expenses	(3,080)	(180)	4,057	1,240
Accrued liabilities	(1,569)	128	1,114	717
Deferred rent	111	307	69	565
Deferred revenue	(1,436)	(1,437)	(690)	1,437

Net cash used in operating activities	(29,245)	(46,424)	(29,879)	(125,527)

Cash flows from investing activities:
Acquisition of property and equipment	(42)	(2,405)	(1,162)	(4,936)
Acquisition of marketable securities	(22,083)	(42,915)	(38,874)	(136,367)
Proceeds from sales and maturities of marketable securities	35,228	43,238	28,413	125,152
Restricted cash	—	(291)	85	(483)

Net cash provided by (used in) investing activities	13,103	(2,373)	(11,538)	(16,634)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	94	438	102,357	102,480
Proceeds from issuance of notes payable	—	2,616	—	3,616
Repayment of notes payable	(998)	(754)	(332)	(2,370)

Net cash provided by (used in) financing activities	(904)	2,300	102,025	153,565

Net increase (decrease) in cash and cash equivalents	(17,046)	(46,497)	60,608	11,404
Cash and cash equivalents, beginning of period	28,450	74,947	14,339	—

Cash and cash equivalents, end of period	$11,404	$28,450	$74,947	$11,404

Supplemental disclosures:
Cash paid for interest	$155	$156	$31	$389

Non-cash investing and financing activities:
Deferred stock-based compensation	$(304)	$(2,970)	$459	$19,511

Conversion of redeemable convertible preferred stock	$—	$—	$49,839	$49,839

Deferred offering expenses in connection with IPO	$—	$—	$(1,287)	$—

Change in unrealized gain (loss) in marketable securities	$10	$(31)	$(80)	$3

Fair value of redeemable convertible preferred stock warrant	$—	$—	$—	$44

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$—	$40,862

Accrued cost of acquisition of property and equipment	$—	$—	$(589)	$—

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Threshold Pharmaceuticals, Inc. (the “Company”) was incorporated in the State of Delaware on October 17, 2001. The Company is a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors.

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2007, there has been no financial activity related to this entity.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At December 31, 2007, the Company had an accumulated deficit of $165.3 million. The Company expects to need to raise additional capital or incur indebtedness to continue to fund our future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2007 will be sufficient to fund its projected operating requirements through the first quarter of 2009, including completing its current and planned trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. The Company intends to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Additionally, the Company may need or choose to raise additional capital or incur indebtedness to continue to fund its operations in the future. The Company’s ability to raise additional funds will depend on the Company’s clinical and regulatory events and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If necessary funds are not available, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates.

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

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable at December 31, 2007 and 2006 approximates fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

Impairment of long-lived assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”) the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. As of December 31, 2007, the Company has not incurred any such impairment losses.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s net loss and unrealized gain (loss) on available-for-sale marketable securities represent the only components of other comprehensive loss.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). In connection with the Company’s agreement with MediBIC, the Company recognizes revenue from the non-refundable, upfront payment ratably over the term of its performance under the agreements. The upfront payment received, pending recognition as revenue, is recorded as deferred revenue and classified as a short-term or long-term liability on the balance sheet to be amortized over the period of deferral.

Research and development expenses

Research and development expenses are charged to research and development expense as incurred. Research and development expenses consist of salaries and benefits, laboratory supplies, consulting fees and fees paid to third party contract research and manufacturing organizations.

Preclinical and Clinical Trial Accruals

Most of the Company’s preclinical and clinical trials are performed by third party contract research organizations (CROs), and clinical supplies are manufactured by contract manufacturing organizations (CMOs). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies, and may not match the actual services performed by the organizations. This could result in adjustments to the Company’s research and development expenses in future periods. To date the Company has had no significant adjustments.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.5 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and the Company therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. During the year ended December 31, 2007, the Company’s unrecognized tax benefits remain unchanged from January 1, 2007 and the Company does not anticipate having any unrecognized benefits over the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

Segments

The Company has one reportable segment and uses one measurement of profitability to manage its business. All long-lived assets are maintained in the United States of America.

Stock-based compensation

Prior to January 1, 2006, the Company used the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), in accounting for employee stock options, and present disclosure of pro forma information required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). For stock options granted to employees no compensation expense was recognized unless the exercise price was less than fair market value at the date of grant. Stock-based compensation expense was recognized under APB No. 25 for options granted prior to the Company’s initial public offering of its common stock in February 2005 based upon the intrinsic value (the difference between the exercise price at the date of grant and the deemed fair value of the common stock based on the anticipated initial public offering stock price.) In anticipation of the Company’s initial public offering, which was completed in February 2005, the Company determined that, for accounting purposes, the deemed fair value of our common stock was greater than the exercise price for certain options. As a result, the Company recorded deferred stock-based compensation for these options of $0.5 million, $20.4 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. This expense, which is a non-cash charge, has been amortized over the period in which the options vest, which is generally four years. The amortization of this expense recognized for the years ended December 31, 2007, 2006 and 2005 was $2.8 million, $4.4 million and $5.3 million, respectively.

Beginning January 1, 2006, the Company began accounting for stock-based compensation using the modified prospective transition method prescribed by SFAS No. 123(R) “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board in December 2004. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. See Note 9 “Equity Incentive Plans” for further discussion.

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

Recent accounting pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) ratified consensus EITF Issue No. 07-3 “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”), which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. The Company will be required to adopt SFAS No. 157 for financial statements in the first quarter of 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“ SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

NOTE 2—NET LOSS PER COMMON SHARE

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

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss attributable to common stockholders	$(30,664)	$(55,686)	$(44,408)

Denominator:
Weighted-average number of common shares outstanding	37,426	37,394	29,098
Less: Weighted-average shares subject to repurchase	(368)	(1,057)	(1,925)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	37,058	36,337	27,173

Basic and diluted net loss per common share	$(0.83)	$(1.53)	$(1.63)

The following outstanding options, common stock subject to repurchase and purchase rights under the Company’s ESPP were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2007	2006	2005
Options to purchase common stock	2,983	2,075	926
Common stock subject to repurchase	122	615	1,475
Shares issuable related to the ESPP	38	69	40

NOTE 3—MARKETABLE SECURITIES

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2007 and 2006:

As of December 31, 2007 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,386	$—	$—	$3,386
Corporate bonds	2,353	1	(2)	2,352
Government securities	8,542	3	—	8,545
Commercial paper	7,230	—	—	7,230
Asset-backed securities	793	2	—	795

	22,304	6	(2)	22,308
Less cash equivalents	(11,018)	(1)	—	(11,019)

Total marketable securities	$11,286	$5	$(2)	$11,289

As of December 31, 2006 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$2,952	$—	$—	$2,952
Corporate bonds	6,078	2	(2)	6,078
Government securities	13,223	2	(9)	13,216
Commercial paper	29,181	4	—	29,185
Asset-backed securities	900	—	—	900

	52,334	8	(11)	52,331
Less cash equivalents	(27,967)	(4)	—	(27,971)

Total marketable securities	$24,367	$4	$(11)	$24,360

There were no gross realized gains or losses in 2007. Gross realized gains on sales of marketable securities in 2006 and 2005 were $41,000 and $34,000, respectively.

As of December 31, 2007, weighted average days to maturity for the Company’s available for sale securities was 34 days, with the longest maturity being June 2008.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2007 (in thousands):

	In loss position for less than twelve months
As of December 31, 2007 (in thousands):	Fair Value	Unrealized Loss
Corporate bonds	$948	$(2)

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2007 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2007	2006
Computer and office equipment	$866	$901
Laboratory equipment	1,238	1,202
Leasehold improvements	2,795	2,787

	4,899	4,890
Less: Accumulated depreciation and amortization	(2,802)	(1,721)

Total property and equipment, net	$2,097	$3,169

Depreciation and amortization expense was $1.1 million, $0.9 million, $0.6 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2007, respectively.

Certain laboratory, computer and office equipment with a cost basis of approximately $0.6 million is collateral for borrowings under the loan and security agreement with Silicon Valley Bank.

NOTE 5—ACCRUED LIABILITIES

Accrued liabilities comprise the following (in thousands):

	December 31,
	2007	2006
Payroll and employee related expenses	$431	$1,610
Professional services	119	384
Other accrued expenses	167	292

Total Accrued liabilities	$717	$2,286

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

In October 2007, the Company adopted a plan to reduce its operating expenses and refocus its research and development efforts. The plan included a reduction of 12 positions in both research and development and general and administrative areas of the Company. As a result of the staffing reduction, the Company incurred severance benefits of approximately $1.2 million in the fourth quarter of 2007. The Company made payments on severance benefits of $1.1 million in the fourth quarter of 2007. The Company anticipates the remaining balance will be paid in the first quarter of 2008.

The following table sets forth an analysis of the restructuring accrual at December 31, 2007 (in thousands):

Severance and benefits
Balance at December 31, 2005	$—
Charges	1,035
Cash paid	(1,035)

Balance at December 31, 2006	$—
Charges	1,156
Cash paid	(1,036)

Balance at December 31, 2007	$120

NOTE 6—NOTES PAYABLE

On March 27, 2003, the Company entered into a loan and security agreement with Silicon Valley Bank to borrow up to $1.0 million for working capital and equipment purchases. The Company borrowed the full amount under this facility as of December 2004, which will be repaid over a 36-month period from the date of borrowing, at an average interest rate of 5.8% per annum. In connection with the agreement, the Company issued Silicon Valley Bank a warrant to purchase 38,000 shares of Series A redeemable convertible preferred stock, which was fully exercised in 2005. At December 31, 2007, all borrowings under this facility were paid in full.

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

At December 31, 2007, future principal payments under the amended loan and security agreement are as follows (in thousands):

Year Ending December 31,
2008	$909
2009	337

Total	$1,246

Under the amended loan and security agreement, the Company is required to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At December 31, 2007, the Company was in compliance with all covenants in the agreement.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ended December 31,
2008	$1,358
2009	1,398
2010	1,462
2011	1,129

Future minimum rental payments	$5,347

Rent expense for the years ended December 31, 2007, 2006, 2005 and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2007 was $1.3 million, $1.1 million, $0.6 million, and $4.3 million, respectively.

The Company’s purchase commitments at December 31, 2007 were $1.1 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

License agreements

In November 2002, the Company entered into an exclusive license agreement with certain individuals for rights to certain patent applications. Under the terms of the agreement, the Company was required to make aggregate upfront payments of approximately $15,000. Based on the early stage of development and the uncertainty of the feasibility of the licensed technology, the upfront fees were expensed immediately as incurred. The Company is also required to make various milestone payments up to $0.7 million in connection with regulatory filings and approvals and additional royalty payments upon product commercialization. No milestone or royalty payments have been made as of December 31, 2007.

In August 2003, the Company entered into an exclusive worldwide license and development agreement with Baxter International and Baxter Healthcare S.A., together Baxter for certain patent rights and technology associated with glufosfamide and its drug candidates in development. Under the terms of the agreement, the Company made an initial upfront payment of $0.1 million and in December 2003, another milestone payment of $0.1 million. In November 2004, the Company made an additional milestone payment of $1.3 million. The Company will be required to make a milestone payment of $1.0 million within 30 days of filing a NDA for glufosfamide with the FDA. Total additional milestone payments in connection with the development of glufosfamide and United States of America and foreign regulatory submissions and approvals could total $8.0 million. In addition, based on the attainment of specified sales thresholds the Company could be required to make payments totaling $17.5 million. The Company will also be required to make royalty payments upon product commercialization. No royalty payments have been made as of December 31, 2007.

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

The unamortized portion of the upfront payment has been classified as deferred revenue on the Company’s consolidated balance sheet at December 31, 2007 and 2006.

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

Legal proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits were ordered transferred to the United States District Court for the Northern District of California. The securities lawsuits, which have been consolidated by the Court into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company's common stock from the date of the Company's initial public offering of securities on February 4, 2005 through July 14, 2006. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Company's Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

NOTE 8—STOCKHOLDERS’ EQUITY

Common stock

On February 4, 2005, the Company completed its initial public offering of 6.1 million shares of common stock for net proceeds totaling $38.1 million. On October 14, 2005, the Company completed a public offering of 6.4 million shares of its common stock for net proceeds totaling $62.4 million. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2007.

On October 24, 2001, shares of restricted stock were issued to the Company’s founder and member of the Board of Directors under a restricted stock purchase agreement. In August 2005, the founder resigned from the Company and entered into a consulting and stock vesting agreement. Under the terms of this agreement, the vesting of his restricted stock accelerated at December 31, 2005, and compensation expense associated with the accelerated vesting of these options was recorded for his services as a consultant through December 31, 2005. On January 29, 2002, shares of restricted common stock were issued to a member of the Board of Directors under a restricted stock purchase agreement. The shares vest over a six-year period. The unvested shares of common stock are subject to repurchase by the Company in the event of termination of the consulting relationship. Included in common stock as of December 31, 2005 and 2004 for both awards are 4,849 and 55,168 shares subject to the Company’s right of repurchase, respectively. As of December 31, 2007 and 2006, for both awards, there were no shares subject to the Company’s right of repurchase.

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

On December 20, 2005, the Board of Directors approved an addition of 1,214,402 shares for issuance under the 2004 Plan effective January 1, 2006. On April 2, 2007, the Board of Directors approved an addition of 1,214,402 shares for issuance under the 2004 Plan effective January 1, 2007.

Activity under the 2001 Plan and 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Shares reserved at Plan inception	1,214,402	—	$—	$—

Balances, December 31, 2001	1,214,402	—	—	—

Options granted	(1,080,024)	1,080,024	0.16	0.16
Options exercised	—	(2,428)	0.16	0.16

Balances, December 31, 2002	134,378	1,077,596	0.16	0.16
Additional shares reserved	3,036,007	—	—	—
Options granted	(726,564)	726,564	0.16–0.26	0.16
Options exercised	—	(7,711)	0.16	0.16
Options canceled	5,568	(5,568)	0.16	0.16

Balances, December 31, 2003	2,449,389	1,790,881	0.16–0.26	0.16
Options granted	(2,222,333)	2,222,333	0.26–0.53	0.36
Options exercised	—	(3,518,304)	0.16–0.53	0.25
Options canceled	47,573	(47,573)	0.16–0.53	0.28

Balances, December 31, 2004	274,629	447,337	0.16–0.53	0.45
Additional shares reserved	2,428,805	—	—	—
Options granted	(947,187)	947,187	0.53–14.98	8.22
Options exercised	—	(453,317)	0.16–0.53	0.49
Options canceled	14,850	(14,850)	5.80–12.45	6.62
Options repurchased	63,969	—	0.16–0.53	0.41

Balances, December 31, 2005	1,835,066	926,357	0.16–14.98	8.29
Additional shares reserved	1,214,402	—	—	—
Options granted (1)	(4,466,000)	4,466,000	1.55–16.52	6.99
Options exercised	—	(132,143)	0.26–6.26	0.92
Options canceled (1)	3,185,413	(3,185,413)	0.53–16.52	10.48
Options repurchased	162,454	—	0.16–0.53	0.49

Balances, December 31, 2006	1,931,335	2,074,801	0.16–14.98	2.60
Additional shares reserved	1,214,402	—	—	—
Options granted	(1,700,500)	1,700,500	0.64–3.61	1.84
Options exercised	—	(2,027)	0.53–2.57	2.42
Options canceled	790,042	(790,042)	0.53–14.04	2.77
Options repurchased	98,433	—	0.26–0.53	0.35

Balances, December 31, 2007	2,333,712	2,983,232	0.16–14.98	2.12

(1)	Includes 2,172,000 options that had a weighted average exercise price of $12.37, which were canceled and re-granted at an exercise price of $2.57 in September 2006.

At December 31, 2007, stock options outstanding and exercisable by exercise price were as follows:

December 31, 2007
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 – 2.00	1,328,142	9.16	$1.08	261,599	$1.07
$2.01 – 2.55	5,000	8.72	2.55	1,562	2.55
$2.56 – 2.57	1,128,573	7.44	2.57	615,893	2.57
$2.58 – 3.33	214,000	8.56	2.88	64,060	2.87
$3.34 – 3.45	35,000	8.85	3.44	11,874	3.43
$3.46 – 3.54	750	0.09	3.54	750	3.54
$3.55 – 6.26	251,767	8.02	3.66	83,329	3.77
$6.27 – 14.98	20,000	8.16	14.98	17,500	14.98

	2,983,232	8.35	$2.12	1,056,567	$2.53

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 were $16,000 and $16,000, respectively. As of December 31, 2007, the ending vested and expected to vest was 2,918,655 and the aggregate intrinsic value of these options was $16,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2007.

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 were $2,000 and $0.5 million, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $5,000 and $0.1 million for the years ended December 31, 2007 and 2006, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

On September 26, 2006, the Company cancelled 2,172,000 options of 70 eligible employees, consultants and directors that had a weighted average exercise price of $12.37 and re-granted 2,172,000 options at an exercise price of $2.57, which was the Company’s closing price on September 29, 2006. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of approximately $1.5 million over the weighted average vesting period of the repriced options of 3.0 years. The incremental expense related to the repricing recorded for the years ended December 31, 2007 and 2006 was not significant.

Before the initial public offering in February 2005, the 2001 Plan allowed options to be exercised prior to vesting. Included in common stock at December 31, 2007 are 122,458 shares subject to repurchase related to options exercised prior to vesting.

2004 Employee Stock Purchase Plan

Effective with the initial public offering, the Board of Directors approved the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2007, employees had purchased 118,852 shares of common stock under the Purchase Plan at an average price of $1.03. For the year ended December 31, 2006, employees had purchased 144,229 shares of common stock under the Purchase Plan at an average price of $3.14. For the year ended December 31, 2005, employees had purchased 55,309 shares of common stock under the Purchase Plan at an average price of $5.95 per share. At December 31, 2007, plan participants had $26,000 withheld to purchase stock on February 15, 2008, which is included in accrued liabilities on the accompanying balance sheet. At December 31, 2007, 803,525 shares were authorized and available for issuance under the ESPP.

Directors Compensation Program

In December 2005, the Board of Directors approved revised compensation arrangements for non-employee directors of the Company. Effective January 1, 2006, non-employee directors receive an annual retainer $30,000, and, in addition, chairpersons of the Audit, Compensation and Nominating and Corporate Governance Committees receive annual retainers of $16,000, $14,000, and $10,000, respectively. In May 2005, each non-employee director was granted an option to purchase 15,000 shares of the Company’s common stock under the Company’s 2004 Equity Incentive Plan. In addition, at each annual meeting of stockholders of the Company, each non-employee director who has served as director at least six months prior to such meeting will receive an automatic grant of an option to purchase 15,000 shares of the Company’s common stock. Pursuant to the provisions of the plan, in May 2007 and June 2006, each of the five non-employee directors received an automatic grant of 15,000 shares of the Company’s common stock in each respective year. In addition in April 2007, pursuant to the provisions of the plan a newly elected non employee director received an automatic grant of 30,000 shares.

Stock- based Compensation

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

On January 1, 2006, the Company adopted the fair value provisions of SFAS No.123(R), “Share-Based Payment.—An Amendment of FASB Statements No. 123 and 95,” using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the years ended December 31, 2007 and 2006 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the years ended December 31, 2007 and 2006 based on the recognition of the grant date fair value estimated in accordance with the original provisions of SFAS 123 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the years ended December 31, 2007 and 2006 based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the years ended December 31, 2007 and 2006 based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the Company’s consolidated statement of operations for the years ended December 31, 2007 and 2006 related to stock options and ESPP were $5.9 million and $10.1 million, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2007, 2006 and 2005:

	Years ended December 31,
	2007	2006	2005
Employee Stock Options
Risk-free interest rate	4.49%	4.59%	3.66%
Expected life (in years)	6.00	5.73	4.0
Dividend yield	—	—	—
Volatility	77%	77%	68%
Weighted-average fair value of stock options granted	$1.28	$4.49	$7.35

Employee Stock Purchase Plan
Risk-free interest rate	4.55%	5.00%	3.11%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—
Volatility	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.39	$1.13	$3.24

To determine the expected term of the Company’s employee stock options granted during the years ended December 31, 2007 and 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the years ended December 31, 2007 and 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the years ended December 31, 2007 and 2006 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the Company’s initial public offering in February 2005, the Company issued options to certain employees under the 2001 Plan with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures. Through December 31, 2007, the Company amortized approximately $18.7 million of such compensation expense, net of forfeitures, with approximately $2.8 million, $4.4 million and $5.3 million being amortized for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $2.9 million and $4.7 million of stock-based compensation expense related to stock options granted and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the years ended December 31, 2007 and 2006, respectively, in addition to the amortization of deferred compensation above. As of December 31, 2007, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $5.7 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.0 years.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis, as the stock options are earned. During the years ended December 31, 2007, 2006, 2005 and 2004, the Company issued options to non-employees. The options generally vest ratably over the time period the Company expects to receive services from the non-employee. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.25%	4.63%	4.25%
Expected life (in years)	4.53	6.12	10
Dividend yield	—	—	—
Expected volatility	77%	77%	80%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.1 million, $1.1 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. In August 2005, the president and founder of the Company resigned as president and entered into a consulting and stock vesting agreement. Under the terms of this agreement, the vesting of certain of his options accelerated at December 31, 2005, subject to certain conditions. Due to the change in status from that of an employee to a consultant, compensation expense associated with the accelerated vesting of these options was recorded for his services as a consultant through December 31, 2005.

Total stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Stock-based compensation expense:
Research and development	$2,413	$5,008	$5,951
General and administrative	3,496	5,141	3,470

	$5,909	$10,149	$9,421

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

Disclosures for the years ended December 31, 2007 and 2006 were not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the years ended December 31, 2005 has been adjusted to exclude the effect of the options granted prior to the Company’s initial public offering in February 2005, as those options were valued for pro forma disclosure purposes using the minimum value method. The total intrinsic value of stock options exercised during the year ended December 31, 2005 was $0.4 million, determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million for the year ended December 31, 2005.

NOTE 10—INCOME TAXES

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2007	2006	2005
U.S. federal taxes (benefit) at statutory rate	$(10,426)	$(18,933)	$(15,099)
State federal income tax benefit	(1,840)	(3,642)	(2,428)
Unutilized (utilized) net operating losses	11,353	20,316	16,944
Stock-based compensation	582	1,068	200
Research and development credits	(726)	(1,702)	(738)
Tax assets not benefited	1,051	2,884	1,112
Other	6	9	9

Total	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006	2005
Capitalized start-up costs	$401	$408	$408
Net operating loss carryforwards	51,248	40,729	24,043
Research and development credits	4,795	5,250	2,112
Deferred stock compensation	8,300	6,620	3,829
Other (accruals, reserves, depreciation)	1,597	1,983	674

Total deferred tax assets	66,341	54,990	31,066
Less: Valuation allowance	(66,341)	(54,990)	(31,066)

	$—	$—	$—

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $129 million available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2013, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2007, the Company had federal research and development tax credits of approximately $3.3 million, which will expire in years 2021 through 2027, and state research and development tax credits of approximately $2.2 million, which will have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $11.4 million, $23.9 million and $18.8 million for the years ended December 31, 2007, 2006 and 2005.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) Plan to provide a retirement savings program for the employees of the Company. The 401(k) Plan is maintained for the exclusive purpose of benefiting the 401(k) Plan participants. The 401(k) Plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2007, the Company has not made any contributions to the 401(k) Plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2007. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations.

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$359	$359	$359	$359

Net loss attributable to common stockholders	$(9,059)	$(7,638)	$(6,559)	$(7,408)

Net loss per common share, basic and diluted	$(0.25)	$(0.21)	$(0.18)	$(0.20)

Weighted average number of shares used in basic and diluted per common share calculations	36,860	36,952	37,079	37,204

2006
(in thousands, except per share data)
Revenue	$359	$359	$359	$384

Net loss attributable to common stockholders	$(13,826)	$(15,527)	$(16,713)	$(9,620)

Net loss per common share, basic and diluted	$(0.38)	$(0.43)	$(0.46)	$(0.26)

Weighted average number of shares used in basic and diluted per common share calculations	35,949	36,178	36,502	36,711

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Director, Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our Chief Executive Officer and Senior Director, Finance and Controller as appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Senior Director, Finance and Controller concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Director, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2007 and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2007 and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2007 and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2007 and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2007 and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of PricewaterhouseCoopers LLP are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registration

3.3(10)	Certificate of Designations of Rights, Powers and Preferences of Series A Participating Preferred Stock of Registrant

4.1(3)	Specimen Certificate evidencing shares of common stock

4.3(3)	Amended and Restated Investor Rights Agreement dated as of November 17, 2003 among the Registrant and the parties listed therein

4.4(3)	Form of Amendment No. 1 to Amended and Restated Investor Rights Agreement among the Registrant and certain parties to the Amended and Restated Investor Rights Agreement

4.5(10)	Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between Registrant and Mellon Investor Services LLC

4.6(10)	Form of Rights Certificate

10.1(3)+	2001 Equity Incentive Plan

10.3(3)+	2004 Employee Stock Purchase Plan

10.6†(3)	Agreement between the Registrant, Baxter International Inc., a Delaware corporation, and Baxter Oncology GmbH, a German corporation, dated as of August 5, 2003

10.7†(3)	Exclusive License Agreement by and between the Registrant, Dr. Theodore Lampidis and Dr. Waldemar Priebe, dated as of November 11, 2002

10.8(3)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 27, 2003

10.9(3)+	Form of Indemnification Agreement by and between the Registrant and its officers and directors

10.10(11)†	Agreement by and between the Registrant and Aziende Chimiche Riunite Angelini Francesco - Acraf S.p.a. dated as of June 24, 2004

10.11(3)	Sublease by and between the Registrant and ArQule, Inc. dated as of August 31, 2004

10.12(3)	Offer Letter by and between the Registrant and William A. Halter dated as of September 3, 2004

10.13(3)	Offer Letter by and between the Registrant and George G.C. Parker dated as of September 3, 2004

EXHIBIT NUMBER	DESCRIPTION
10.14†(3)	Development Agreement by and between the Registrant and MediBIC Co. Ltd., dated as of November 30, 2004

10.15(3)+	Form of Change of Control Severance Agreement by and between the Registrant and each of Harold E. Selick, Janet I. Swearson, Mark G. Matteucci and Alan Colowick

10.18(3)	Letter Agreement amending Development Agreement by and between the Registrant and MediBIC Co. Ltd.

10.19(4)+	Employment Letter Agreement by and between the Registrant and Alan B. Colowick dated October 25, 2004

10.20(5)+	Amended and Restated 2004 Equity Incentive Plan

10.21(6)+	Consulting Agreement and Amendment to Stock Vesting Agreement by and between the Registrant and Dr. George F. Tidmarsh dated August 18, 2005

10.22(7)+	Offer Letter by and between the Registrant and Michael S. Ostrach dated as of September 2, 2005

10.24(8)	Triple Net Space Lease by and between the Registrant and Pacific Shores Investors, LLC, dated January 31, 2006

10.25(9)	Form of Notice of Grant of Stock Options and Stock Option Agreement

10.26(12)	Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated April 7, 2006

10.27(13)+	Agreement and Release by and between the Registrant and Janet I. Swearson dated August 9, 2006

10.28(10)	Offer Letter by and between the Registrant and Cathleen P. Davis, dated August 8, 2006

10.29(14)	Advisory Board Agreement by and between the Registrant and Alan B. Colowick dated October 13, 2006

10.30(15)+	Change of Control Severance Agreement by and between the Registrant and Michael S. Ostrach

10.31(16)+	Change of Control and Severance Agreement by and between the Registrant and Michael K. Brawer dated November 3, 2007

10.32(17)+	Change of Control and Severance Agreement by and between the Registrant and Kevin R. Kaster dated April 2, 2007

10.33(18)+	Change of Control and Severance Agreement by and between the Registrant and Cathleen P. Davis dated April 2, 2007

10.34(19)+	Offer Letter by and between the Registrant and John G. Curd dated October 3, 2007.

10.35(20)+	Change of Control and Severance Agreement by and between the Registrant and John G. Curd dated October 19, 2007

10.36(21)+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007.

10.37(22)+	Amended offer letter by and between the Registrant and Michael K. Brawer, M.D. dated August 1, 2007.

10.38(23)+	Agreement and Release by and between the Registrant and Cathleen P. Davis dated November 2, 2007.

10.39(24)+	Agreement and General Release dated November 3, 2007 by and between Threshold Pharmaceuticals, Inc. and Kevin Kaster.

EXHIBIT NUMBER	DESCRIPTION
10.40(25)+	Agreement and General Release dated November 16, 2007 by and between Threshold Pharmaceuticals, Inc. and Michael Brawer.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(2)	Filed as exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(3)	Filed as the like number exhibit to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(4)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on May 13, 2005, and incorporated herein by reference.

(5)	Filed as the like number exhibit to our Current Report on Form 8-K filed on May 24, 2005, and incorporated herein by reference.

(6)	Filed as exhibit 10.20 to our Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference.

(7)	Filed as the like number exhibit to our Current Report on Form 8-K filed on September 16, 2005, and incorporated herein by reference.

(8)	Filed as the like number exhibit to our Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.

(9)	Filed as the like number exhibit to our Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

(10)	Filed as the like number exhibit to our Current Report on Form 8-K filed on August 9, 2006, and incorporated herein by reference.

(11)	Filed as the like number exhibit to our Annual Report on Form 10-K filed on March 28, 2006, and incorporated herein by reference.

(12)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2006, and incorporated herein by reference.

(13)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference.

(14)	Filed as exhibit 10.29 to our Current Report on Form 10-K filed on March 15, 2007, and incorporated herein by reference.

(15)	Filed as exhibit 10.27 to our Current Report on Form 8-K filed on August 9, 2006, and incorporated herein by reference.

(16)	Filed as exhibit 10.31 to our Annual Report on Form 10-K filed on March 15, 2007, and incorporated herein by reference.

(17)	Filed as exhibit 10.32 to our Current Report on Form 8-K filed on April 4, 2007, and incorporated herein by reference.

(18)	Filed as exhibit 10.33 to our Current Report on Form 8-K filed on April 4, 2007, and incorporated herein by reference.

(19)	Filed as exhibit 10.34 to our Current Report on Form 8-K filed on October 25, 2007, and incorporated herein by reference.

(20)	Filed as exhibit 10.35 to our Current Report on Form 8-K filed on October 25, 2007, and incorporated herein by reference.

(21)	Filed as exhibit 10.36 to our Current Report on Form 8-K filed on November 2, 2007, and incorporated herein by reference.

(22)	Filed as exhibit 10.34 to our Current Report on Form 8-K filed on August 6, 2007, and incorporated herein by reference.

(23)	Filed as exhibit 10.37 to our Quarterly Report on Form 10-Q filed on November 7, 2007, and incorporated herein by reference.

(24)	Filed as exhibit 10.38 to our Current Report on Form 8-K filed on November 26, 2007, and incorporated herein by reference.

(25)	Filed as exhibit 10.39 to our Current Report on Form 8-K filed on November 26, 2007, and incorporated herein by reference.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

March 12, 2008	By:	/s/ HAROLD E. SELICK, PH.D.
Harold E. Selick, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D. Harold E. Selick, Ph.D.	Chief Executive Officer (principal executive officer)	March 12, 2008

/s/ JOEL A. FERNANDES Joel A. Fernandes	Senior Director, Finance and Controller (principal financial and accounting officer)	March 12, 2008

/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 12, 2008

/s/ WILLIAM A. HALTER William A. Halter	Director	March 12, 2008

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 12, 2008

/s/ WILFRED E. JAEGER, M.D. Wilfred E. Jaeger, M.D.	Director	March 12, 2008

/s/ GEORGE G. C. PARKER, PH.D. George G. C. Parker, Ph.D.	Director	March 12, 2008

/s/ MICHAEL F. POWELL, PH.D. Michael F. Powell, Ph.D.	Director	March 12, 2008