Form 10-Q
period 2008-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2008-05-08
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

On April 30, 2008, there were 37,410,553 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2008

The terms “Threshold,” “we,” “us” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,927	$11,404
Marketable securities	4,969	11,289
Prepaid expenses and other current assets	619	516

Total current assets	18,515	23,209
Property and equipment, net	1,868	2,097
Restricted cash and other assets	508	508

Total assets	$20,891	$25,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615	$1,022
Accrued clinical and development expenses	964	1,240
Accrued liabilities	906	717
Deferred revenue	1,077	1,437
Notes payable, current portion	926	909

Total current liabilities	4,488	5,325
Notes payable, less current portion	99	337
Deferred rent	574	565

Total liabilities	5,161	6,227
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 37,410,553 shares at March 31, 2008 and 37,368,336 shares at December 31, 2007	37	37
Additional paid-in capital	186,299	185,702
Deferred stock-based compensation	(312)	(834)
Accumulated other comprehensive income	2	3
Deficit accumulated during the development stage	(170,296)	(165,321)

Total stockholders’ equity	15,730	19,587

Total liabilities and stockholders’ equity	$20,891	$25,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2008
	2008	2007
Revenue	$359	$359	$3,946

Operating expenses:
Research and development	3,181	7,342	133,607
General and administrative	2,331	2,648	48,643

Total operating expenses	5,512	9,990	182,250

Loss from operations	(5,153)	(9,631)	(178,304)
Interest income, net	199	611	8,463
Interest expense	(21)	(39)	(455)

Net loss	(4,975)	(9,059)	(170,296)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(40,862)

Net loss attributable to common stockholders	$(4,975)	$(9,059)	$(211,158)

Net loss per common share, basic and diluted	$(0.13)	$(0.25)

Weighted average number of shares used in per common share calculations: basic and diluted	37,313	36,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(4,975)	$(9,059)	$(170,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246	285	3,041
Stock-based compensation expense	1,104	1,391	33,646
Amortization of debt issuance costs	—	—	44
Gain on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(103)	(449)	(644)
Accounts payable	(407)	(118)	615
Accrued clinical and development expenses	(277)	(1,108)	963
Accrued liabilities	189	(984)	906
Deferred rent	9	30	574
Deferred revenue	(359)	(359)	1,078

Net cash used in operating activities	(4,573)	(10,371)	(130,100)

Cash flows from investing activities:
Acquisition of property and equipment	(23)	(42)	(4,959)
Acquisition of marketable securities	(2,725)	(6,393)	(139,092)
Proceeds from sale of marketable securities	9,050	9,945	134,202
Restricted cash	—	—	(483)

Net cash provided by (used in) investing activities	6,302	3,510	(10,332)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	15	64	102,495
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	(221)	(249)	(2,591)

Net cash (used in) provided by financing activities	(206)	(185)	153,359

Net increase (decrease) in cash and cash equivalents	1,523	(7,046)	12,927
Cash and cash equivalents, beginning of period	11,404	28,450	—

Cash and cash equivalents, end of period	$12,927	$21,404	$12,927

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$(118)	$19,511

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Change in unrealized gain (loss) on marketable securities	$(1)	$2	$2

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors. The Company was incorporated in the State of Delaware on October 17, 2001.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At March 31, 2008, the Company had an accumulated deficit of $170.3 million. The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

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

The Company believes that its cash, cash equivalents and marketable securities as of March 31, 2008 will be sufficient to fund its projected operating requirements through the first quarter of 2009, including completing its current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. The Company intends to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Additionally, the Company may need or choose to raise additional capital or incur indebtedness to continue to fund its operations in the future. The Company’s ability to raise additional funds will depend on the Company’s clinical and regulatory events and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If necessary funds are not available, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. During the three months ended March 31, 2008, the Company’s unrecognized tax benefits remain unchanged from December 31, 2007 and the Company does not anticipate having any unrecognized benefits over the next twelve months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 became effective for the Company beginning January 1, 2008. The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) , to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

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

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(4,975)	$(9,059)

Denominator:
Weighted average common shares outstanding	37,390	37,381
Less: Weighted average unvested common shares subject to repurchase	(77)	(521)

Denominator for basic and diluted calculations	37,313	36,860

Basic and diluted net loss per share	$(0.13)	$(0.25)

The following outstanding options, purchase rights under the Company’s 2004 Employee Stock Purchase Plan and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2008	2007
Shares issuable upon exercise of stock options	3,897	2,898
Shares issuable related to the ESPP	39	41
Common shares subject to repurchase	32	427

NOTE 3 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with the fair value provisions of Statement of Financial Accounting Standards No.123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three months ended March 31, 2008 and 2007 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three months ended March 31, 2008 and 2007, based on the recognition of the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three months ended March 31, 2008 and 2007, based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three months ended March 31, 2008 and 2007, based on the grant date intrinsic value over the service period, which is generally the vesting period, in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence.

Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 related to stock options and ESPP was $1.1 million and $1.4 million, respectively. Stock-based compensation expense for the three months ended March 31, 2008 and 2007, included $0.5 million and $0.7 million, respectively, related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2008 and 2007:

	Three Months ended March 31,
	2008	2007
Employee Stock Options
Risk-free interest rate	3.12%	4.61%
Expected life (in years)	6.02	6.02
Dividend yield	—	—
Volatility	83%	77%
Weighted-average fair value of stock options granted	$0.37	$1.73
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	2.0%	5.0%
Expected life (in years)	1.25	1.25
Dividend yield	—	—
Volatility	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.18	$1.52

To determine the expected term of the Company’s employee stock options granted during the three months ended March 31, 2008 and 2007, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three months ended March 31, 2008 and 2007, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three months ended March 31, 2008 and 2007 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through March 31, 2008, the Company amortized approximately $19.2 million of such compensation expense, net of forfeitures, with approximately $0.5 million and $0.7 million being amortized in the three months ended March 31, 2008 and 2007, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $0.6 million and $0.6 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three months ended March 31, 2008 and 2007, respectively, in addition to the amortization of deferred compensation above. As of March 31, 2008, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $5.1 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.2 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $15,000 and $44,000 for the three months ended March 31, 2008 and 2007, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense:
Research and development	$439	$543
General and administrative	665	848

	$1,104	$1,391

Equity Incentive Plans

2004 Equity Incentive Plan During the three months ended March 31, 2008, the Company granted stock options to purchase 1,206,500 shares at an average exercise price of $0.51 per share under the 2004 Equity Incentive Plan At March 31, 2008, 1,419,748 shares were authorized and available for issuance under the stock option plan.

The following table summarizes stock option activity under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,983,232	$2.12	—	—
Granted	1,206,500	$0.51	—	—
Exercised	—	$—	—	—
Forfeitures	(292,270)	$2.34	—	—

Outstanding at March 31, 2008	3,897,462	$1.60	8.81	$9,138

Vested and expected to vest March 31, 2008	3,820,316	$1.61	8.80	$9,138
Exercisable at March 31, 2008	1,102,658	$2.45	7.60	$9,138

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2008. There were no stock options exercised during the three months ended March 31, 2008. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $2,000, determined at the date of the option exercise. Cash received from stock option exercises was $5,000 for the three months ended March 31, 2007. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan For the quarter ended March 31, 2008, plan participants had purchased 42,483 shares at an average purchase price of $0.37. At March 31, 2008, plan participants had $14,000 withheld to purchase stock on August 14, 2008, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2008, 761,042 shares were authorized and available for issuance under the ESPP.

NOTE 4 — FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 in the first quarter of 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s short-term investments primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2008:

	Fair Value as of March 31, 2008	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,550	$4,550	$—	$—
Corporate bonds	2,381	—	2,381	—
Government securities	6,100	—	6,100	—
Commercial paper	3,735	—	3,735	—
Asset-backed securities	800	—	800	—

Total cash equivalents and marketable securities	$17,566	$4,550	$13,016	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2008 and December 31, 2007:

As of March 31, 2008 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,550	$—	$—	$4,550
Corporate bonds	2,382	1	(2)	2,381
Government securities	6,099	1	—	6,100
Commercial paper	3,735	—	—	3,735
Asset-backed securities	798	2	—	800

	17,564	4	(2)	17,566
Less cash equivalents	(12,597)	—	—	(12,597)

Total marketable securities	$4,967	$4	$(2)	$4,969

As of December 31, 2007 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,386	$—	$—	$3,386
Corporate bonds	2,353	1	(2)	2,352
Government securities	8,542	3	—	8,545
Commercial paper	7,230	—	—	7,230
Asset-backed securities	793	2	—	795

	22,304	6	(2)	22,308
Less cash equivalents	(11,018)	(1)	—	(11,019)

Total marketable securities	$11,286	$5	$(2)	$11,289

NOTE 5 — RESTRUCTURING ACCRUAL

In October 2007, the Company adopted a plan to reduce its operating expenses and refocus its research and development efforts. The plan included a reduction of 12 positions in both research and development and general and administrative areas of the Company. As a result of the staffing reduction, the Company incurred severance benefits of approximately $1.2 million in the fourth quarter of 2007. The Company made payments on severance benefits of $0.1 million and $1.1 million in the quarters ended March 31, 2008 and December 31, 2007, respectively.

The following table sets forth an analysis of the restructuring accrual at March 31, 2008 (in thousands):

Severance and benefits
Balance at December 31, 2007	$120
Charges	—
Cash paid	(120)

Balance at March 31, 2008	$—

NOTE 6 — NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. The Company borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. Under the amended loan and security agreement, the Company is required to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At March 31, 2008, the Company was in compliance with all covenants in the agreement.

At March 31, 2008, future principal payments under the amended loan and security agreement are as follows (in thousands):

Years Ending December 31,
2008 (remaining nine months)	$688
2009	337

Total	$1,025

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2008 (remaining nine months)	$1,023
2009	1,398
2010	1,462
2011	1,129

Total	$5,012

The Company’s purchase commitments at March 31, 2008 were $1.0 million.

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

Legal proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits were ordered transferred to the United States District Court for the Northern District of California. The securities lawsuits, which have been consolidated by the Court into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of the Company’s common stock from the date of the Company’s initial public offering of securities on February 4, 2005 through July 14, 2006. In a consolidated amended complaint filed on January 15, 2008, Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Company’s Phase II and Phase III clinical trials of Lonidamine (TH-070). Defendants have filed motions to dismiss the complaint, which are pending. Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

NOTE 8 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(4,975)	$(9,059)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on marketable securities	(1)	2

Total comprehensive loss	$(4,976)	$(9,057)

NOTE 9 — RELATED PARTIES

In March 2008, the Company entered into a License Agreement, for the use of 5,500 square feet of its facilities and laboratory space with AllChemie, Inc., a Delaware corporation. Dr. Harold E. Selick, the Company’s Chief Executive Officer and a member of the board of directors, is the chairman of the board of directors of AllChemie, Inc. AllChemie, Inc. will pay the Company a fee in the aggregate of $193,462 for the one-year initial term of the agreement and, if extended, a fee in the aggregate of $127,050 for the six-month extension term of the License Agreement.

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” section in Part II of this quarterly report on Form 10-Q. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking statements. You should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

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

•

Our clinical focus is on product candidates for the treatment of patients with TH-302, which was discovered by Threshold, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions typical of essentially all solid tumors. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the FDA for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety and preliminary efficacy of TH-302 in patients with advanced solid tumors. We expect to present top line results for this clinical trial by Q2 2008 and complete enrollment by Q4 2008. In addition, we plan to initiate a complete Phase 1/2 clinical trial of TH-302 in combination with three different chemotherapeutic agents in patients with solid tumors in the second half of 2008.

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

We also are working to discover additional novel drug candidates, particularly hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of March 31, 2008 we had cash, cash equivalents and marketable securities of $17.9 million. The net loss for the three months ended March 31, 2008 was $5.0 million and the cumulative net loss since our inception through March 31, 2008 was $170.3 million.

We expect to continue to incur losses from operations in the future. We expect that expenses will decrease in 2008 compared to 2007 due to a reduced workforce and reduced number of patients in smaller and fewer clinical trials, and that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current clinical trials and conducting research and discovery efforts toward additional product candidates. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For the three months ended March 31, 2008 and 2007, we recognized revenue of $0.4 million and $0.4 million, respectively, related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to continue through 2008. We are responsible for all development activities under this agreement.

Research and Development. Research and development expenses were $3.2 million for the three months ended March 31, 2008 compared to $7.3 million for the three months ended March 31, 2007. The $4.1 million decrease in expenses is due to a $3.2 million decrease in clinical and development expenses and $0.8 million in lower staffing and facilities expenses due to lower headcount. In addition, stock-based compensation expense decreased $0.1 million primarily as a result of staff reductions.

	Three months ended March 31,
Research and development expenses by project (in thousands)	2008	2007
TH-302	$1,269	$1,311
Glufosfamide	729	4,434
2DG	153	405
Discovery research	1,030	1,192

Total research and development expenses	$3,181	$7,342

Research and development expenses associated with our internally discovered compound TH-302 were $1.3 million for the three months ended March 31, 2008 and $1.3 million for the three months ended March 31, 2007. TH-302 continues to progress through the Phase 1 clinical trial initiated in July 2007. Research and development expenses associated with glufosfamide were $0.7 million for the three months ended March 31, 2008 and $4.4 million for the three months ended March 31, 2007. This decrease in expenses was due to a $2.7 million decrease in clinical and manufacturing expenses and a $1.0 million decrease in staffing related expenses. These declines in expenses were due to completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. Research and development expenses associated with 2DG were $0.2 million for the three months ended March 31, 2008 and $0.4 million for the three months ended March 31, 2007. The decrease was primarily due to $0.1 million decrease in employee-related expenses and a $0.1 million decrease in clinical and manufacturing as the Phase 1 clinical trial nears completion.

We did not track research and development expenses by project prior to 2003, and therefore we cannot provide cumulative project expenses to date. Due to the risks and uncertainties involved in discovering and developing product candidates, such as clinical trial results, regulatory approval requirements, dependence on third parties and market acceptance, all of which are described in the “Risk Factors” section in part II of this quarterly report on Form 10-Q, we cannot reasonably estimate the costs and timing of completion of each project or when any project will result in net cash inflows.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to decrease in 2008 compared to 2007 due to smaller and fewer clinical trials and a reduced workforce.

General and Administrative. General and administrative expenses were $2.3 million for the three months ended March 31, 2008, compared to $2.6 million for the three months ended March 31, 2007. The decrease of $0.3 million is due to $0.5 million in lower staffing and facilities expenses related to staff reductions in 2007 and $0.2 million of decrease in stock-based compensation, partially offset by a $0.4 million increase in consulting and legal fees.

We currently expect our general and administrative expenses to decrease in 2008 due to lower employee-related costs as a result of 2007 staff reductions.

Interest Income, Net. Interest income for the three months ended March 31, 2008 was $0.2 million compared to $0.6 million for the three months ended March 31, 2007. The decrease was primarily due to lower invested cash balances and, to a lesser extent, lower interest rates during the three months ended March 31, 2008 compared to the prior year.

Liquidity and Capital Resources

We have incurred net losses of $170.3 million since inception through March 31, 2008. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million.

We had cash, cash equivalents and marketable securities of $17.9 million and $22.7 million at March 31, 2008 and December 31, 2007, respectively, available to fund operations.

Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $4.6 million and $10.4 million, respectively. The decrease of $5.8 million in cash used in operations was primarily attributable to a lower net loss in 2007 and a lower decrease in accrual balances.

Net cash provided by investing activities for the three months ended March 31, 2008 and 2007 was $6.3 million and $3.5 million, respectively. The $2.8 million increase in cash provided by investing activities was due primarily to a decrease in purchases of marketable securities.

Net cash used in financing activities for the three months ended March 31, 2008 and 2007 was $0.2 million and $0.2 million, respectively. The cash used in the three months ended March 31, 2008 and 2007 was primarily to repay our outstanding notes payable.

Obligations and Commitments

In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At March 31, 2008, the total amount due under this facility was $1.0 million. Under the amended loan and security agreement, we are required to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At March 31, 2008, we were in compliance with all covenants in the agreement.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of March 31, 2008, are as follows (in thousands):

	Remainder of current year (2008)	One to three years (2009 to 2011)	Four to five years (2012 to 2013)	After five Years	Total
Facilities leases	$1,023	$3,989	$—	$—	$5,012
Notes payable, principal and interest	728	343	—	—	1,071
Purchase commitments	981	—	—	—	981

Total	$2,732	$4,332	$—	$—	$7,064

We expect 2008 cash requirements to be in the range of $17.0 million to $20.0 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2008 will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008 to regain compliance. The notice further indicated that if compliance with the minimum bid price rule was not regained by April 16, 2008, NASDAQ will provide written notification that our common stock will be delisted. On April 17, 2008, we received a Staff Determination Letter from

NASDAQ indicating that we have not gained compliance with the $1.00 minimum bid price requirement for continued listing and that our securities are therefore subject to delisting. On April 24, 2008, we requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the Staff Determination and were granted a hearing to be held on June 5, 2008, which stayed the delisting pending the Panel’s decision. At the hearing we may appeal the NASDAQ’s determination to the Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). If the application is approved, we will be afforded the remainder of a second additional 180-day compliance period to regain compliance with the minimum bid price rule while on The NASDAQ Capital Market. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Capital Market.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information of our critical accounting policies, see the discussion of critical accounting policies in our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2008.

There have been no material revisions to the critical accounting policies as discussed in our Annual Report on Form 10-K as of and for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

The Company adopted SFAS No. 157 in the first quarter of 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s short-term investments primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Our financial assets measured at fair value on a recurring basis include securities available for sale. Securities available for sale include money market funds, government securities, commercial paper, corporate bonds and asset-backed securities.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 became effective for us beginning January 1, 2008. The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) , to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FSP 157-2.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in short-term marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest in high-quality financial instruments, which currently have weighted average maturity of less than one year. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. Nevertheless, due to the short duration of our investment portfolio, we believe an increase in the interest rates of one percentage point would not be material to our financial condition or results of operations.

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

Based on their evaluation as of March 31, 2008, our chief executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our chief executive officer and principal financial and accounting officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2008 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits were ordered transferred to the United States District Court for the Northern District of California. The securities lawsuits, which have been consolidated by the Court into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006. In a consolidated amended complaint filed on January 15, 2008, Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). Defendants have filed motions to dismiss the complaint, which are pending. Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2008, we had a net loss of $5.0 million and an accumulated deficit of $170.3 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008 to regain compliance. The notice further indicated that if compliance with the minimum bid price rule was not regained by April 16, 2008, NASDAQ will provide written notification that our common stock will be delisted. On April 17, 2008, we received a Staff Determination Letter from NASDAQ indicating that we have not gained compliance with the $1.00 minimum bid price requirement for continued listing and that our securities are therefore subject to delisting. On April 24, 2008, we requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the Staff Determination and were granted a hearing to be held on June 5, 2008, which stayed the delisting pending the Panel’s decision. At the hearing we may appeal the NASDAQ’s determination to the Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). If the application is approved, we will be afforded the remainder of a second additional 180-day compliance period to regain compliance with the minimum bid price rule while on The NASDAQ Capital Market. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Capital Market.

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

In August 2006, we announced a plan to reduce the number of full-time employees by 29 employees. In October 2007, we announced a plan to reduce the number of full-time employees from 44 to 32 employees. As of March 31, 2008, we had 30 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Our contract manufacturers have produced sufficient TH-302 API and drug product for the initial stage of our Phase 1 clinical trial, which commenced in July 2007. Additional clinical trial material will be manufactured as required. This amount will be partially dependent on the maximum tolerated dose of TH-302. If we are not successful in manufacturing sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

Our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Global Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company does not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we will be provided 180 calendar days, or until April 16, 2008 to regain compliance. The notice further indicated that if compliance with the minimum bid price rule was not regained by April 16, 2008, NASDAQ will provide written notification that our common stock will be delisted. On April 17, 2008, we received a Staff Determination Letter from NASDAQ indicating that we have not gained compliance with the $1.00 minimum bid price requirement for continued listing and that our securities are therefore subject to delisting. On April 24, 2008, we requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the Staff Determination and were granted a hearing to be held on June 5, 2008, which stayed the delisting pending the Panel’s decision. At the hearing we may appeal the NASDAQ’s determination to the Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market if we satisfy the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). If the application is approved, we will be afforded the remainder of a second additional 180-day compliance period to regain compliance with the minimum bid price rule while on The NASDAQ Capital Market. There can be no assurance that the Panel will grant our request for continued listing on The NASDAQ Capital Market.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints, alleging violations of the federal securities laws, were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits were ordered transferred to the United States District Court for the Northern District of California. The securities lawsuits, which have been consolidated into a single proceeding, allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006. In a consolidated amended complaint filed on January 15, 2008, Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). Defendants have filed motions to dismiss the complaint, which are pending. Management believes that the allegations of the complaints are without merit and intends to defend against the actions vigorously. Due to the early stage of these actions, we cannot reasonably predict the outcome of this matter at this time. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of March 31, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 43.9% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2008 to 1/31/2008	266	$0.53	—	—
02/01/2008 to 2/28/2008	—	$—	—	—
03/01/2008 to 03/31/2008	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Threshold Pharmaceuticals, Inc.

Date: May 8, 2008	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008	/s/ Joel A. Fernandes
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