Form 10-Q
period 2008-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2008-08-07
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

On July 31, 2008, there were 37,414,918 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2008

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,002	$11,404
Marketable securities	2,707	11,289
Prepaid expenses and other current assets	802	516

Total current assets	14,511	23,209
Property and equipment, net	1,626	2,097
Restricted cash and other assets	508	508

Total assets	$16,645	$25,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$603	$1,022
Accrued clinical and development expenses	819	1,240
Accrued liabilities	580	717
Deferred revenue	718	1,437
Notes payable, current portion	800	909

Total current liabilities	3,520	5,325
Notes payable, less current portion	—	337
Deferred rent	567	565

Total liabilities	4,087	6,227
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; issued and outstanding: 37,414,918 shares at June 30, 2008 and 37,368,336 shares at December 31, 2007	37	37
Additional paid-in capital	186,948	185,702
Deferred stock-based compensation	(161)	(834)
Accumulated other comprehensive (loss) income	(5)	3
Deficit accumulated during the development stage	(174,261)	(165,321)

Total stockholders’ equity	12,558	19,587

Total liabilities and stockholders’ equity	$16,645	$25,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2008
	2008	2007	2008	2007
Revenue	$359	$359	$718	$718	$4,305

Operating expenses:
Research and development	3,020	5,992	6,201	13,334	136,627
General and administrative	1,392	2,462	3,723	5,110	50,035

Total operating expenses	4,412	8,454	9,924	18,444	186,662

Loss from operations	(4,053)	(8,095)	(9,206)	(17,726)	(182,357)
Interest income, net	106	498	305	1,109	8,569
Interest expense	(18)	(41)	(39)	(80)	(473)

Net loss	(3,965)	(7,638)	(8,940)	(16,697)	(174,261)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(3,965)	$(7,638)	$(8,940)	$(16,697)	$(215,123)

Net loss per common share, basic and diluted	$(0.11)	$(0.21)	$(0.24)	$(0.45)

Weighted average number of shares used in per common share calculations: basic and diluted	37,389	36,952	37,333	36,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(8,940)	$(16,697)	$(174,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	557	3,288
Stock-based compensation expense	1,902	2,981	34,444
Amortization of debt issuance costs	—	—	44
Gain on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(286)	(349)	(827)
Accounts payable	(419)	101	603
Accrued clinical and development expenses	(421)	(1,835)	819
Accrued liabilities	(138)	(1,564)	579
Deferred rent	2	55	567
Deferred revenue	(718)	(718)	719

Net cash used in operating activities	(8,525)	(17,469)	(134,052)

Cash flows from investing activities:
Acquisition of property and equipment	(23)	(42)	(4,959)
Acquisition of marketable securities	(3,925)	(11,793)	(140,292)
Proceeds from sales and maturities of marketable securities	12,500	17,729	137,652
Restricted cash	—	—	(483)

Net cash provided by (used in) investing activities	8,552	5,894	(8,082)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	17	63	102,497
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	(446)	(501)	(2,816)

Net cash (used in) provided by financing activities	(429)	(438)	153,136

Net increase (decrease) in cash and cash equivalents	(402)	(12,013)	11,002
Cash and cash equivalents, beginning of period	11,404	28,450	—

Cash and cash equivalents, end of period	$11,002	$16,437	$11,002

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$(140)	$19,511

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Change in unrealized gain (loss) on marketable securities	$(8)	$(2)	$(5)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2008.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At June 30, 2008, the Company had an accumulated deficit of $174.3 million.

On July 9, 2008, the Company entered into a transaction for the proposed sale of an aggregate of 53,823,530 shares of the Company’s common stock for a purchase price equal to $0.34 per share and issue warrants to purchase 21,529,413 shares of common stock. The warrants will have a five-year term and an exercise price equal to $0.39 per share of common stock. The Company anticipates raising gross proceeds of $18.3 million and net offering proceeds are expected to be approximately $17.0 million. See further discussion of the proposed offering in Note 10 – Subsequent Events.

The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

The Company believes that its existing cash, cash equivalents and marketable securities as of June 30, 2008, and the net proceeds from the proposed sale discussed above, contingent upon shareholder approval, will be sufficient to fund its projected operating requirements through the fourth quarter of 2009, including completing its current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs.

The Company intends to seek funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain product candidates that it might otherwise seek to develop or commercialize independently. Additionally, the Company may need or choose to raise additional capital or incur indebtedness to continue to fund its operations in the future.

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if such adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ( “SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R), establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company adopted SFAS No. 157 in the first quarter of 2008 and is currently evaluating the impact of adopting the provisions of FSP 157-2.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(3,965)	$(7,638)	$(8,940)	$(16,697)

Denominator:
Weighted average common shares outstanding	37,413	37,329	37,402	37,398
Less: Weighted average unvested common shares subject to repurchase	(24)	(377)	(69)	(471)

Denominator for basic and diluted calculations	37,389	36,952	37,333	36,927

Basic and diluted net loss per share	$(0.11)	$(0.21)	$(0.24)	$(0.45)

The following outstanding options, purchase rights under the Company’s 2004 Employee Stock Purchase Plan and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of June 30,
	2008	2007
Shares issuable upon exercise of stock options	3,890	2,887
Shares issuable related to the ESPP	46	50
Common shares subject to repurchase	16	326

NOTE 3 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with the fair value provisions of Statement of Financial Accounting Standards No.123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three and six months ended June 30, 2008 and 2007 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and six months ended June 30, 2008 and 2007, based on the recognition of the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three and six months ended June 30, 2008 and 2007, based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three and six months ended June 30, 2008 and 2007, based on the grant date intrinsic value over the service period, which is generally the vesting period, in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence.

Stock-based compensation expense related to stock options and ESPP recognized in the unaudited condensed consolidated statement of operations was $0.8 million and $1.9 million for the three and six months ended June 30, 2008, respectively, and was $1.6 million and $3.0 million for the three and six months ended June 30, 2007, respectively. Stock-based compensation expense related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25 was $0.2 million and $0.7 million for the three and six months ended June 30, 2008, respectively, and was $0.7 million and $1.5 million for the three and six months ended June 30, 2007, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee Stock Options
Risk-free interest rate	3.21%	4.59%	3.12%	4.63%
Expected term (in years)	5.27	5.56	5.97	5.97
Dividend yield	—	—	—	—
Volatility	83%	77%	83%	77%
Weighted-average fair value of stock options granted	$0.25	$1.05	$0.36	$1.65
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	2.0%	5.0%	2.0%	5.0%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	67%	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.18	$1.52	$0.18	$1.52

To determine the expected term of the Company’s employee stock options granted during the three and six months ended June 30, 2008 and 2007, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and six months ended June 30, 2008 and 2007, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and six months ended June 30, 2008 and 2007 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through June 30, 2008, the Company amortized approximately $19.3 million of such compensation expense, net of forfeitures, with approximately $0.2 million and $0.7 million being amortized in the three and six months ended June 30, 2008, respectively and $0.7 million $1.5 million being amortized in the three and six months ended June 30, 2007, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $0.6 million and $1.2 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the three and six months ended June 30, 2008, respectively, and $0.8 million and $1.4 million of stock-based compensation expense for the three and six months ended June 30, 2007, respectively, in addition to the amortization of deferred compensation above. As of June 30, 2008, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $4.5 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.01 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $5,000 and $20,000 for the three months and six months ended June 30, 2008, respectively, and $38,000 and $0.1 million for the three months and six months ended June 30, 2007, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Research and development	$395	$652	$834	$1,195
General and administrative	404	938	1,068	1,786

	$799	$1,590	$1,902	$2,981

Equity Incentive Plans

2004 Equity Incentive Plan During the six months ended June 30, 2008, the Company granted stock options to purchase 1,310,000 shares at an average exercise price of $0.50 per share under the 2004 Equity Incentive Plan. At June 30, 2008, 1,423,300 shares were authorized and available for issuance under the stock option plan.

The following table summarizes stock option activity under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,983,232	$2.12	—	—
Granted	1,310,000	$0.50	—	—
Exercised	(4,365)	$0.26	—	—
Forfeitures	(399,322)	$2.93	—	—

Outstanding at June 30, 2008	3,889,545	$1.49	8.80	$8,568

Vested and expected to vest June 30, 2008	3,822,975	$1.50	8.53	$8,562
Exercisable at June 30, 2008	1,221,723	$2.11	8.08	$7,743

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2008. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $400 and $2,000, respectively, determined at the date of the option exercise. Cash received from stock option exercises was $1,000 and $5,000 for the six months ended June 30, 2008 and 2007, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan For the quarter ended March 31, 2008, plan participants had purchased 42,483 shares at an average purchase price of $0.37. At June 30, 2008, plan participants had $17,000 withheld to purchase stock on August 14, 2008, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2008, 761,042 shares were authorized and available for issuance under the ESPP.

NOTE 4 — FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 in the first quarter of 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2008:

	Fair Value as of June 30, 2008	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$7,592	$7,592	$—	$—
Corporate bonds	1,226	—	1,226	—
Government securities	2,999	—	2,999	—
Commercial paper	1,481	—	1,481	—

Total cash equivalents and marketable securities	$13,298	$7,592	$5,706	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2008 and December 31, 2007:

As of June 30, 2008 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$7,592	$—	$—	$7,592
Corporate bonds	1,230	—	(4)	1,226
Government securities	2,999	—	—	2,999
Commercial paper	1,482	—	(1)	1,481

	13,303	—	(5)	13,298
Less cash equivalents	(10,591)	—	—	(10,591)

Total marketable securities	$2,712	$—	$(5)	$2,707

As of December 31, 2007 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,386	$—	$—	$3,386
Corporate bonds	2,353	1	(2)	2,352
Government securities	8,542	3	—	8,545
Commercial paper	7,230	—	—	7,230
Asset-backed securities	793	2	—	795

	22,304	6	(2)	22,308
Less cash equivalents	(11,018)	(1)	—	(11,019)

Total marketable securities	$11,286	$5	$(2)	$11,289

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

The following table sets forth an analysis of the restructuring accrual at June 30, 2008 (in thousands):

Severance and benefits
Balance at December 31, 2007	$120
Charges	—
Cash paid	(120)

Balance at June 30, 2008	$—

NOTE 6 — NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. The Company borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. Under the amended loan and security agreement, the Company is required to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At June 30, 2008, the Company was in compliance with all financial covenants in the agreement.

At June 30, 2008, future principal payments under the amended loan and security agreement are as follows (in thousands):

Years Ending December 31,
2008 (remaining six months)	$463
2009	337

Total	$800

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2008 (remaining six months)	$682
2009	1,398
2010	1,462
2011	1,129

Total	$4,671

The Company’s purchase commitments at June 30, 2008 were $1.9 million.

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

Legal proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States

District Court for the Northern District of California. In a consolidated amended complaint filed on January 15, 2008, Plaintiffs, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purported to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Act”), and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), generally alleging that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). On July 11, 2008, the Court granted Defendants' motions to dismiss the consolidated amended complaint but afforded Plaintiffs leave to file a further amended complaint within a time period that has not yet expired. Management believes that Plaintiffs' claims are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

NOTE 8 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,965)	$(7,638)	$(8,940)	$(16,697)
Other comprehensive loss:
Unrealized loss on marketable securities	(7)	(5)	(8)	(3)

Total comprehensive loss	$(3,972)	$(7,643)	$(8,948)	$(16,700)

NOTE 9 — RELATED PARTIES

In March 2008, the Company entered into a License Agreement, for the use of 5,500 square feet of its facilities and laboratory space with Ethos Pharmaceuticals (formerly AllChemie, Inc.), a Delaware corporation. Dr. Harold E. Selick, the Company’s Chief Executive Officer and a member of the board of directors, is the chairman of the board of directors of Ethos Pharmaceuticals. Ethos Pharmaceuticals will pay the Company a fee in the aggregate of $193,462 for the one-year initial term of the agreement and, if extended, a fee in the aggregate of $127,050 for the six-month extension term of the License Agreement. In addition, Ethos Pharmaceuticals will pay for costs incurred relating to agreed upon services provided by the Company.

NOTE 10 — SUBSEQUENT EVENTS

On July 9, 2008, the Company entered into a transaction with a select group of investors for the proposed sale of an aggregate of 53,823,530 shares of the Company’s common stock for a purchase price equal to $0.34 per share and issue warrants to purchase 21,529,413 shares of common stock. The warrants will have a five-year term and an exercise price equal to $0.39 per share of common stock. The Company anticipates raising gross proceeds of $18.3 million and net offering proceeds are expected to be approximately $17.0 million. Certain members of the Company’s management team agreed to purchase 1,470,588 shares of common stock and will receive warrants to purchase 588,236 shares of common stock.

Pursuant to the agreement, the Company agreed to file a proxy statement with the SEC to solicit the approval of its stockholders for the transaction. The Company also agreed to file, upon receiving stockholder approval for the transaction, a registration statement with the SEC to register for resale the common stock and the common stock to be issued upon exercise of the warrants from the transaction. If the Company fails to register the shares pursuant to a registration statement filed with the SEC, subject to certain terms and conditions, it may be required to pay certain liquidated damages. The Company anticipates that the offering will close in the third quarter of 2008, subject to the Company obtaining the stockholder approval and other customary closing conditions. If the Board of Directors elects not to close the transaction, subject to certain exceptions, the Company will be required to issue warrants to purchase a number of shares of common stock equal to 19.9% of the outstanding shares of common stock. Such warrants will have a five year term and an exercise price equal to $0.34 per share.

Effective July 10, 2008, the Company entered into an amendment (the “Amendment”) to that certain Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between the Company and Mellon Investor Services LLC (the “Rights Agreement”). The Amendment amends certain terms in the Rights Agreement so that the Company can announce and consummate the offering described above without triggering the Rights Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this quarterly report on Form 10-Q. Other than statements of historical fact, statements made in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia, or lack of oxygen, disordered blood vessel growth and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates, glufosfamide and 2-deoxyglucose (“2DG”), share certain structural characteristics with glucose but act instead as chemotherapeutic toxins when taken up by a cell.

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions typical of most solid tumors. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the FDA for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety and preliminary efficacy of TH-302 in patients with advanced solid tumors. In July 2008, we reported top line results for this clinical trial, which has planned enrollment completion by Q4 2008. In addition, we plan to initiate a Phase 1/2 clinical trial of TH-302 in combination with three different chemotherapeutic agents in patients with solid tumors in the second half of 2008. In the second half of 2008, we also plan to start a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma.

•

Glufosfamide is our most advanced product candidate for the potential treatment of patients with cancer. In February 2007, we announced that our Phase 3 clinical trial did not reach its primary endpoint of a statistically significant survival benefit for patients with metastatic pancreatic cancer that relapsed following chemotherapy with gemcitabine. In the third quarter of 2007, we presented final results including promising tumor response and survival data from the Phase 2 stage of a clinical trial of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer. In 2007 we initiated a Phase 2 clinical trial of glufosfamide in soft-tissue sarcoma, platinum-resistant ovarian cancer and recurrent sensitive small cell lung cancer. All studies have been closed to enrollment and top-line results from each study have been reported. We plan to partner or seek external funding for the future development of glufosfamide.

•

2DG is our product candidate for the potential treatment of patients with cancer and is being evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This clinical trial began in the first quarter of 2004 and we completed enrollment in the first half of 2008. We presented top-line results for this clinical trial in August 2008. Some evidence of anti-tumor activity was observed, including a partial response in one patient with breast cancer and disease stabilization in multiple patients with head and neck tumors. We are not planning on conducting any additional clinical trials of 2DG as we are focusing our resources on the development of our hypoxia-activated prodrug, TH-302, and the out-licensing of glufosfamide for the potential treatment of solid tumors.

We also are working to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. As of June 30, 2008 we had cash, cash equivalents and marketable securities of $13.7 million. The net loss for the three and six months ended June 30, 2008 was $4.0 million and $8.9 million, respectively, and the cumulative net loss since our inception through June 30, 2008 was $174.3 million.

On July 9, 2008, the Company entered into a transaction for the proposed sale of an aggregate of 53,823,530 shares of the Company’s common stock for a purchase price equal to $0.34 per share and issue warrants to purchase 21,529,413 shares of common stock. The warrants will have a five-year term and an exercise price equal to $0.39 per share of common stock. The Company anticipates raising gross proceeds of $18.3 million and net offering proceeds are expected to be approximately $17.0 million. For further discussion of the proposed offering, see Liquidity and Capital Resources section of this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We expect to continue to incur losses from operations in the future. We expect that expenses will decrease in 2008 compared to 2007 due to a reduced workforce and reduced number of patients in smaller clinical trials, and that our cash, cash equivalents and marketable securities as of June 30, 2008, and the net proceeds from the proposed sale discussed above, contingent upon shareholder approval, will be sufficient to fund our projected operating requirements through the fourth quarter of 2009, including completing our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For each of the three and six months ended June 30, 2008 and 2007, we recognized revenue of $0.4 million and $0.7 million, respectively, related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co., Ltd. for the development of glufosfamide in Japan and several other Asian countries. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to continue through 2008. We are responsible for all development activities under this agreement.

Research and Development. Research and development expenses were $3.0 million for the three months ended June 30, 2008 compared to $6.0 million for the three months ended June 30, 2007. The $3.0 million decrease in expenses is due to a $1.9 million decrease in clinical and development expenses, $0.3 million in lower staffing expenses due to a lower headcount compared to the prior year period, $0.3 million in lower consulting expenses and a $0.2 million decrease in facilities expenses. Stock-based compensation decreased by $0.3 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well as a lower valuation for 2008 stock option grants primarily due to a lower stock price. Research and development expenses were $6.2 million for the six months ended June 30, 2008 compared to $13.3 million for the six months ended June 30, 2007. The $7.1 million decrease in expenses is due to a $4.6 million decrease in clinical and development expenses, and $1.3 million in lower staffing expense, $0.6 million in lower consulting expenses and a decrease of $0.3 million in facilities expenses. Stock-based compensation expense decreased by $0.3 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well as a lower valuation for 2008 stock option grants primarily due to a lower stock price.

Research and development expenses by project (in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
TH-302	$1,422	$1,671	$2,691	$2,982
Glufosfamide	484	2,922	1,213	7,356
2DG	62	241	215	646
Discovery research	1,052	1,158	2,082	2,350

Total research and development expenses	$3,020	$5,992	$6,201	$13,334

Research and development expenses associated with our internally discovered compound TH-302 were $1.4 million for the three months ended June 30, 2008 and $1.7 million for the three months ended June 30, 2007. TH-302 continues to progress through the Phase 1 clinical trial initiated in July 2007, with enrollment expected to be completed in Q2 2008. Research and development expenses associated with glufosfamide were $0.5 million for the three months ended June 30, 2008 and $2.9 million for the three months ended June 30, 2007. This decrease is primarily due to a $1.7 million decrease in clinical, manufacturing and consulting expenses and a $0.7 million decrease in employee-related and stock-based compensation expenses. These declines in expenses were due to completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. Research and development expenses associated with 2DG were $0.1 million for the three months ended June 30, 2008 and $0.2 million for the three months ended June 30, 2007 as we completed enrollment in our 2DG Phase 1 trial in Q2 2008. Discovery research expenses were $1.1 million for the three months ended June 30, 2008 and $1.2 million for the three months ended June 30, 2007.

Research and development expenses associated with our internally discovered compound TH-302 were $2.7 million for the six months ended June 30, 2008 and $3.0 million for the six months ended June 30, 2007. TH-302 continues to progress through the Phase 1 clinical trial initiated in July 2007, with enrollment expected to be completed in Q2 2008. Research and development expenses associated with glufosfamide were $1.2 million for the six months ended June 30, 2008 and $7.4 million for the six months ended June 30, 2007. This decrease is primarily due to a $4.0 million decrease in clinical and manufacturing expenses and a $1.7 million decrease in employee-related and stock compensation expenses and a $0.4 million decrease in outside consulting expenses. These declines in expenses were due to completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. Research and development expenses associated with 2DG were $0.2 million for the six months ended June 30, 2008 and $0.6 million for the six months ended June 30, 2007, as we completed enrollment of our 2DG Phase 1 trial in Q2 2008. Discovery research expenses were $2.1 million for the six months ended June 30, 2008 and $2.4 million for the six months ended June 30, 2007. The decrease was primarily due to the allocation of resources towards our TH-302 program and lower staffing and facilities expenses to support our other discovery research programs.

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

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to decrease in 2008 compared to 2007 due to smaller clinical trials and a reduced workforce.

General and Administrative. General and administrative expenses were $1.4 million for the three months ended June 30, 2008, compared to $2.5 million for the three months ended June 30, 2007. The decrease of $1.1 million is due to $0.5 million of decrease in stock-based compensation expenses, $0.3 million in lower staffing and facilities expenses related to staff reductions in 2007 and $0.2 million of decreased consulting expenses.

General and administrative expenses were $3.7 million for the six months ended June 30, 2008, compared to $5.1 million for the six months ended June 30, 2007. The decrease of $1.4 million is due a $0.7 million decrease in stock-based compensation expenses, $0.7 million in lower staffing and facilities expenses related to staff reductions in October 2007. These reductions in expenses were partially offset by $0.1 million increase in consulting expenses.

We currently expect our general and administrative expenses to decrease in 2008 due to lower employee-related costs as a result of 2007 staff reductions.

Interest Income, Net Interest income for the three and six months ended June 30, 2008 was $0.1 million and $0.3 million, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2007, respectively. The decrease was primarily due to lower invested cash balances and, lower interest rates during the three and six months ended June 30, 2008 compared to the prior year.

Liquidity and Capital Resources

We have incurred net losses of $174.3 million since inception through June 30, 2008. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 6,112,601 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 6,399,222 shares of our common stock for net proceeds of $62.4 million. We had cash, cash equivalents and marketable securities of $13.7 million and $22.7 million at June 30, 2008 and December 31, 2007, respectively, available to fund operations.

On July 9, 2008, we entered into a transaction with a select group of investors for the proposed sale of an aggregate of 53,823,530 shares of our common stock for a purchase price equal to $0.34 per share and issue warrants to purchase 21,529,413 shares of common stock. The warrants will have a five-year term and an exercise price equal to $0.39 per share of common stock. We anticipate raising gross proceeds of $18.3 million and net offering proceeds are expected to be approximately $17.0 million.

Pursuant to the agreement, we have agreed to file a proxy statement with the SEC to solicit the approval of our stockholders for the transaction. We also agreed to file, upon receiving stockholder approval for the transaction, a registration statement with the SEC to register for resale the common stock and the common stock to be issued upon exercise of the warrants from the transaction. If we fail to register the shares pursuant to a registration statement filed with the SEC, subject to certain terms and conditions, we may be required to pay certain liquidated damages. We anticipate that the offering will close in the third quarter of 2008, subject to obtaining stockholder approval and other customary closing conditions. If our Board of Directors elects not to close the transaction, subject to certain exceptions, we will be required to issue warrants to purchase a number of shares of common stock equal to 19.9% of the outstanding shares of common stock. Such warrants will have a five year term and an exercise price equal to $0.34 per share.

Net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $8.5 million and $17.5 million, respectively. The decrease of $9.0 million in cash used in operations was primarily attributable to a lower net loss in 2007 and lower accounts payable and accrual balances.

Net cash provided by investing activities for the six months ended June 30, 2008 and 2007 was $8.6 million and $5.9 million, respectively. The $2.7 million increase in cash provided by investing activities was due primarily to a decrease in purchases of marketable securities, partially offset by a decrease in proceeds from the sale and maturities of the marketable securities.

Net cash used in financing activities for the six months ended June 30, 2008 and 2007 was $0.4 million and $0.4 million, respectively. The cash used in the six months ended June 30, 2008 and 2007 was primarily to repay our outstanding notes payable.

Obligations and Commitments

In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At June 30, 2008, the total amount due under this facility was $0.8 million. Under the amended loan and security agreement, we are required to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At June 30, 2008, we were in compliance with all covenants in the agreement.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of June 30, 2008, are as follows (in thousands):

	Remainder of current year (2008)	One to three years (2009 to 2011)	Four to five years (2012 to 2013)	After five Years	Total
Facilities leases	$682	$3,989	$—	$—	$4,671
Notes payable, principal and interest	485	343	—	—	828
Purchase commitments	1,938	—	—	—	1,938

Total	$3,105	$4,332	$—	$—	$7,437

We expect 2008 cash requirements to be in the range of $17.0 million to $20.0 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2008, and the net proceeds from the proposed sale discussed above, contingent upon shareholder approval, will be sufficient to fund our projected operating requirements through the fourth quarter of 2009, including completing our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Capital Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we would be provided 180 calendar days, or until April 16, 2008 to regain compliance. The notice further indicated that if compliance with the minimum bid price rule was not regained by April 16, 2008, NASDAQ will provide written notification that our common stock would be delisted. On April 17, 2008, we received a Staff Determination Letter from NASDAQ indicating that we had not gained compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting. On April 24, 2008, we requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the Staff Determination and were granted a hearing that was held on June 5, 2008, which stayed the delisting pending the Panel’s decision. At the hearing we requested to transfer the listing of our common stock to from The NASDAQ Global Market to The NASDAQ Capital Market since we satisfied the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). On June 13, 2008, the NASDAQ Listing Qualifications Panel approved our request to transfer to The NASDAQ Capital Market and an extension to comply with the minimum $1.00 bid price requirement through September 5, 2008, by which date the Company must evidence compliance for at least ten consecutive business days. The transfer took effect on June 17, 2008.

We will continue to monitor the bid price for our common stock and, if we have not regained compliance in sufficient time, our Board of Directors will implement a reverse stock split to regain compliance with the minimum bid price requirement. In that regard, on May 13, 2008, our stockholders approved the implementation of a reverse stock split of all of the outstanding shares of our common stock, to be effected at the discretion of the Board of Directors at a ratio of not less than one-for-two and not greater than one-for-ten shares. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $5 million or a market value of at least $15 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information of our critical accounting policies, see the discussion of critical accounting policies in our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2008.

There have been no material revisions to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 and are currently evaluating the impact of adopting the provisions of FSP 157-2.

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

Based on their evaluation as of June 30, 2008, our chief executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2008 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. In a consolidated amended complaint filed on January 15, 2008, Plaintiffs, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purported to allege claims arising under Sections 11, 12(a)(2) and 15 of the Act and under Sections 10(b) and 20(a) of the Exchange Act, generally alleging that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). On July 11, 2008, the Court granted Defendants' motions to dismiss the consolidated amended complaint but afforded Plaintiffs leave to file a further amended complaint within a time period that has not yet expired. We believe that Plaintiffs' claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time.

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

Completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients, which is a function of many factors, including:

•	the therapeutic endpoints chosen for evaluation;

•	the eligibility criteria defined in the protocol;

•	the perceived benefit of the investigational drug under study;

•	the size of the patient population required for analysis of the clinical trial’s therapeutic endpoints;

•	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents; and

•	competition for patients by clinical trial programs for other treatments.

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

Our product candidates are designed to target the microenvironment of solid tumors either by harnessing hypoxia for selective toxin activation in the case of TH-302 and our HAP program or potentially utilizing the increased uptake of glucose or enhanced activation of glufosfamide in cancer cells relative to most normal cells. Our product candidates, glufosfamide and 2DG, share certain structural characteristics with glucose but act instead as poisons when taken up by a cancer cell. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on either of these approaches. We cannot be certain that our approaches will lead to the development of approvable or marketable drugs.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2008, we had a net loss of $8.9 million and an accumulated deficit of $174.3 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses.

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

If we fail to complete our previously announced proposed financing and do not otherwise obtain the capital necessary to fund our operations when needed, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

We believe that our cash, cash equivalents and marketable securities as of June 30, 2008, will be sufficient to fund our projected operating requirements through the first quarter of 2009, including completing our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Without additional capital, meeting our working capital needs under a continuation of our current business model would prove difficult beyond the first quarter of 2009.

On July 9, 2008, we entered into a transaction for the proposed sale of an aggregate of 53,823,530 shares of our common stock for a purchase price equal to $0.34 per share and to issue warrants to purchase 21,529, 413 shares of common stock. We anticipate raising gross proceeds of $18.3 million and net offering proceeds are expected to be approximately $17.0 million. Completion of the proposed financing is subject to the satisfaction of certain conditions, some of which are outside of our control, including, but not limited to:

•	stockholder approval of the proposed financing;

•	no suspension of trading or interruption of listing of our common stock on a qualified trading market;

•	the continued accuracy of certain representations and warranties; and

•	no material adverse change in our results of operations, assets, business or financial condition.

If we do not complete the proposed financing for any reason, we would be forced to preserve our cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. If we are unable to raise additional funds, we may be forced to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

Even if we complete the proposed financing, we are likely to require substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2008 and the expected net proceeds from the proposed financing will be sufficient to fund our projected operating requirements through the fourth quarter of 2009, including completing our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Capital Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we would be provided 180 calendar days, or until April 16, 2008 to regain compliance. The notice further indicated that if compliance with the minimum bid price rule was not regained by April 16, 2008, NASDAQ would provide written notification that our common stock would be delisted. On April 17, 2008, we received a Staff Determination Letter from NASDAQ indicating that we had not gained compliance with the $1.00 minimum bid price requirement for continued listing and that our securities are therefore subject to delisting. On April 24, 2008, we requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the Staff Determination and were granted a hearing that was held on June 5, 2008, which stayed the delisting pending the Panel’s decision. At the hearing we requested to transfer the listing of our common stock to from The NASDAQ Global Market to The NASDAQ Capital Market since we satisfied the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). On June 13, 2008, the NASDAQ Listing Qualifications Panel approved our request to transfer to The NASDAQ Capital Market and an extension to comply with the minimum $1.00 bid price requirement through September 5, 2008, by which date the Company must evidence compliance for at least ten consecutive business days. The transfer took effect on June 17, 2008.

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

If we complete our proposed financing, otherwise raise additional funds or if our board of directors elects not to close the proposed financing, our stockholders will suffer substantial dilution of the percentage ownership of our common stock.

Stockholders will incur immediate and substantial dilution of their percentage ownership of our common stock if our recently proposed financing is completed. The aggregate ownership of all holders of our outstanding common stock immediately prior to the closing of the proposed financing will be reduced to approximately 41% of the outstanding shares of our common stock after the closing (disregarding purchases of common stock in the offering by our existing stockholders), or approximately 33% assuming exercise in full of the warrants issued as part of the proposed financing. Even if we complete the proposed financing, our business may require that we raise additional funds through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available on a timely basis or on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our product candidates. If our board of directors elects not to close the proposed offering, subject to certain exceptions, we will be required to issue to the investors warrants to purchase a number of shares equal to 19.9% of the outstanding shares of our common stock as of July 9, 2008. Such warrants will be identical to the warrants issuable in the proposed financing, except that the exercise price will be equal to $0.34 per share.

If we complete our proposed financing, the investors in the proposed financing will acquire shares of common stock and warrants representing substantially more than a majority of shares of our common stock.

If we complete our proposed financing, the investors in the proposed financing would acquire shares of our common stock and warrants to acquire such shares representing up to approximately 67% of our outstanding common stock, assuming the full investment of approximately $18.3 million and the exercise in full of the warrants. Immediately following completion of the proposed financing, those investors would hold a sufficient portion of our outstanding shares so as to permit them, if they chose to act in concert, to approve all actions requiring stockholder approval, including the election of directors, a merger, business combination or certain other strategic or financing transactions, without obtaining the approval of other stockholders.

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

As of June 30, 2008, we had 29 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We rely on contract manufacturers for the manufacturing of 2DG API and drug product. If we seek a partner to continue development of 2DG, we will be dependent on contract manufacturers to produce additional API and drug product. If we are not successful, we may experience problems in seeking a partner or in meeting our obligations under a potential partnership to continue development of 2DG.

Our contract manufacturers have produced sufficient TH-302 API and drug product for the initial stage of our Phase 1 clinical trial, which commenced in July 2007. Additional clinical trial material will be manufactured as required. This amount will be partially dependent on the maximum tolerated dose of TH-302 as a single agent and as a combination agent with chemotherapy. If we are not successful in manufacturing sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

We may require one or more clinical research organization to oversee our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

Risks Related To Our Common Stock

Our common stock may be delisted from the NASDAQ Capital Market.

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Capital Market. On October 19, 2007, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), we would be provided 180 calendar days, or until April 16, 2008 to regain compliance. The notice further indicated that if compliance with the minimum bid price rule was not regained by April 16, 2008, NASDAQ would provide written notification that our common stock would be delisted. On April 17, 2008, we received a Staff Determination Letter from NASDAQ indicating that we had not gained compliance with the $1.00 minimum bid price requirement for continued listing and that our securities were therefore subject to delisting. On April 24, 2008, we requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the Staff Determination and were granted a hearing that was held on June 5, 2008, which stayed the delisting pending the Panel’s decision. At the hearing we requested to transfer the listing of our common stock to from The NASDAQ Global Market to The NASDAQ Capital Market since we satisfied the requirements for initial inclusion set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of Marketplace Rule 4310(c)(4). On June 13, 2008, the NASDAQ Listing Qualifications Panel approved our request to transfer to The NASDAQ Capital Market and an extension to comply with the minimum $1.00 bid price requirement through September 5, 2008, by which date the Company must evidence compliance for at least ten consecutive business days. The transfer took effect on June 17, 2008.

We will continue to monitor the bid price for our common stock and, if we have not regained compliance in sufficient time, our Board of Directors will implement a reverse stock split to regain compliance with the minimum bid price requirement. In that regard, on May 13, 2008, our stockholders approved the implementation of a reverse stock split of all of the outstanding shares of our common stock, to be effected at the discretion of the Board of Directors at a ratio of not less than one-for-two and not greater than one-for-ten shares. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $5 million or a market value of at least $15 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. In a consolidated amended complaint filed on January 15, 2008, Plaintiffs, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purported to allege claims arising under Sections 11, 12(a)(2) and 15 of the Act and under Sections 10(b) and 20(a) of the Exchange Act, generally alleging that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). On July 11, 2008, the Court granted Defendants' motions to dismiss the consolidated amended complaint but afforded Plaintiffs leave to file a further amended complaint within a time period that has not yet expired. We believe that Plaintiffs' claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time. Due to the early stage of these actions, we cannot reasonably predict the outcome of this matter at this time. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of June 30, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 44.8% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
04/01/2008 to 4/30/2008	—	$—	—	—
05/01/2008 to 5/31/2008	—	$—	—	—
06/01/2008 to 06/30/2008	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2008, the Annual Meeting of Stockholders of Threshold Pharmaceuticals Inc. was held at our offices in Redwood City, California.

An election of Class I directors was held with the following individuals being elected to our Board of Directors to serve until our 2009 Annual Meeting of Stockholders:

Dr. Harold E. Selick	(32,242,099 votes for, 382,912 votes withheld)
Dr. Michael F. Powell	(31,870,786 votes for, 754,225 votes withheld)

The Company’s directors whose terms continued after the Annual Meeting are Bruce C. Cozadd, William A. Halter, David R. Hoffmann, Dr. Wilfred E. Jaeger, Dr. George C. Parker.

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

*	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 (32,489,783 votes in favor, 100,761 votes opposed, 34,467 votes abstaining).

*	Approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to be implemented, if deemed necessary, by the Board of Directors at any time within twelve months from the annual meeting which will (i) give effect to a reverse stock split of the Company’s outstanding shares of common stock at a ratio of not less than one-for-two and not greater than one-for-ten, with the exact ratio to be determined by the Board, and (ii) reduce the number of authorized shares of the Company’s common stock from 150,000,000 to 50,000,000 (31,395,122 votes in favor, 1,206,730 votes opposed, 23,159 votes abstaining).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Threshold Pharmaceuticals, Inc.

Date: August 7, 2008	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	/s/ Joel A. Fernandes
Joel A. Fernandes
Senior Director, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.