Form 10-Q
period 2008-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2008-11-06
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 31, 2008, there were 15,214,044 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2008

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,947	$11,404
Marketable securities	3,602	11,289
Prepaid expenses and other current assets	527	516

Total current assets	27,076	23,209
Property and equipment, net	1,398	2,097
Restricted cash and other assets	508	508

Total assets	$28,982	$25,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355	$1,022
Accrued clinical and development expenses	996	1,240
Accrued liabilities	657	717
Deferred revenue	359	1,437
Notes payable, current portion	571	909

Total current liabilities	2,938	5,325
Notes payable, less current portion	—	337
Deferred rent	560	565

Total liabilities	3,498	6,227
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 50,000,000 at September 30, 2008 and 150,000,000 at December 31, 2007; issued and outstanding: 15,214,044 shares at September 30, 2008 and 6,228,056 shares at December 31, 2007	15	6
Additional paid-in capital	204,376	185,733
Deferred stock-based compensation	(75)	(834)
Accumulated other comprehensive (loss) income	(13)	3
Deficit accumulated during the development stage	(178,819)	(165,321)

Total stockholders’ equity	25,484	19,587

Total liabilities and stockholders’ equity	$28,982	$25,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2008
	2008	2007	2008	2007
Revenue	$362	$359	$1,080	$1,077	$4,667

Operating expenses:
Research and development	3,672	4,896	9,873	18,230	140,299
General and administrative	1,344	2,407	5,067	7,517	51,379

Total operating expenses	5,016	7,303	14,940	25,747	191,678

Loss from operations	(4,654)	(6,944)	(13,860)	(24,670)	(187,011)
Interest income, net	109	415	414	1,524	8,678
Interest expense	(13)	(30)	(52)	(110)	(486)

Net loss	(4,558)	(6,559)	(13,498)	(23,256)	(178,819)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(4,558)	$(6,559)	$(13,498)	$(23,256)	$(219,681)

Net loss per common share, basic and diluted	$(0.49)	$(1.06)	$(1.86)	$(3.77)

Weighted average number of shares used in per common share calculations: basic and diluted	9,392	6,180	7,276	6,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Issuance of restricted common stock to a founder and member of the Board of Directors in October 2001 for cash at $0.12 per share	25,300	$—	$2	$—	$—	$—	$2
Net loss	—	—	—	—	—	(236)	(236)

Balances, December 31, 2001	25,300	—	2	—	—	(236)	(234)
Issuance of restricted common stock to a member of the Board of Directors for cash at $0.96 per share in January 2002	3,795	—	4	—	—	—	4
Issuance of common stock pursuant to exercise of stock options for cash at $0.96 per share	405	—	—	—	—	—	—
Deferred stock-based compensation	—	—	25	(25)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1	—	—	1
Non-employee stock-based compensation	—	—	21	—	—	—	21
Components of other comprehensive income (loss):
Unrealized loss on marketable securities	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(2,458)	(2,458)

Comprehensive loss							(2,459)

Balances, December 31, 2002	29,500	—	52	(24)	(1)	(2,694)	(2,667)
Issuance of common stock pursuant to exercise of stock options for cash at $0.96 per share	1,285	—	1	—	—	—	1
Issuance of a warrant to purchase Series A redeemable convertible preferred stock	—	—	44	—	—	—	44
Beneficial conversion feature related to issuance of Series B redeemable convertible preferred stock	—	—	40,862	—	—	—	40,862
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	(40,862)	—	—	—	(40,862)
Deferred stock-based compensation, net of cancellations	—	—	2,332	(2,332)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	810	—	—	810
Non-employee stock-based compensation	—	—	256	—	—	—	256
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	164	—	164
Net loss	—	—	—	—	—	(8,303)	(8,303)

Comprehensive loss							(8,139)

Balances, December 31, 2003	30,785	—	2,685	(1,546)	163	(10,997)	(9,695)
Issuance of common stock pursuant to exercise of stock options for cash	586,384	—	878	—	—	—	878
Deferred stock-based compensation, net of cancellations	—	—	20,385	(20,385)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	5,294	—	—	5,294
Non-employee stock-based compensation	—	—	681	—	—	—	681
Repurchase of unvested common stock	(2,074)	—	(6)	—	—	—	(6)

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	(23,566)	(23,566)

Comprehensive loss							(23,625)

Balances, December 31, 2004	615,095	—	24,623	(16,637)	104	(34,563)	(26,473)
Issuance of common stock in an initial public offering for cash of $42.00, per share, net of issuance costs of $4.6 million	1,018,768	1	38,134	—	—	—	38,135
Issuance of common stock for cash of $62.76 per share, net of issuance costs of $4.5 million	1,066,537	1	62,394	—	—	—	62,395
Issuance of common stock pursuant to exercise of warrants	3,211	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	3,425,468	4	49,835	—	—	—	49,839
Issuance of common stock pursuant to stock plans	84,771	—	557	—	—	—	557
Deferred stock-based compensation, net of cancellations	—	—	3,321	(3,321)	—	—	—
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,862)	2,862	—	—	—
Amortization of deferred stock-based compensation	—	—	(416)	5,740	—	—	5,324
Non-employee stock-based compensation	—	—	4,097	—	—	—	4,097
Repurchase of unvested common stock	(8,588)	—	(18)	—	—	—	(18)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	(44,408)	(44,408)

Comprehensive loss							(44,488)

Balances, December 31, 2005	6,205,262	6	179,665	(11,356)	24	(78,971)	89,368
Issuance of common stock pursuant to stock plans	46,129	—	518	—	—	—	518
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,970)	2,970	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,411	—	—	4,411
Stock-based compensation	—	—	5,738	—	—	—	5,738
Repurchase of unvested common stock	(27,076)	—	(80)	—	—	—	(80)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(55,686)	(55,686)

Comprehensive loss							(55,717)

Balances, December 31, 2006	6,224,315	$6	$182,871	$(3,975)	$(7)	$(134,657)	$44,238

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock pursuant to stock plans	20,146	—	128	—	—	—	128
Reversal of deferred stock-based compensation related to employee terminations	—	—	(304)	304	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,837	—	—	2,837
Stock-based compensation	—	—	3,072	—	—	—	3,072
Repurchase of unvested common stock	(16,405)	—	(34)	—	—	—	(34)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(30,664)	(30,664)

Comprehensive loss							(30,654)

Balances, December 31, 2007	6,228,056	$6	$185,733	$(834)	$3	$(165,321)	$19,587
Issuance of common stock and warrants to certain investors, net of issuance costs of $1.5 million	8,970,574	9	16,805	—	—	—	16,814
Issuance of common stock pursuant to stock plans	15,458	—	31	—	—	—	31
Amortization of deferred stock-based compensation	—	—	—	759	—	—	759
Stock-based compensation	—	—	1,807	—	—	—	1,807
Repurchase of unvested common stock	(44)	—	—	—	—	—	—
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	(13,498)	(13,498)

Comprehensive loss							(13,514)

Balances, September 30, 2008	15,214,044	$15	$204,376	$(75)	$(13)	$(178,819)	$25,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(13,498)	$(23,256)	$(178,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725	784	3,520
Stock-based compensation expense	2,566	4,475	35,108
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11)	(124)	(552)
Accounts payable	(667)	161	355
Accrued clinical and development expenses	(244)	(2,122)	996
Accrued liabilities	(60)	(1,652)	657
Deferred rent	(5)	83	560
Deferred revenue	(1,078)	(1,077)	359

Net cash used in operating activities	(12,272)	(22,728)	(137,799)

Cash flows from investing activities:
Acquisition of property and equipment	(30)	(10)	(4,966)
Acquisition of marketable securities	(4,825)	(18,233)	(141,192)
Proceeds from sales and maturities of marketable securities	12,500	29,079	137,652
Restricted cash	—	—	(483)

Net cash provided by (used in) investing activities	7,645	10,836	(8,989)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	16,845	98	119,325
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	(675)	(747)	(3,045)

Net cash (used in) provided by financing activities	16,170	(649)	169,735

Net increase (decrease) in cash and cash equivalents	11,543	(12,541)	22,947
Cash and cash equivalents, beginning of period	11,404	28,450	—

Cash and cash equivalents, end of period	$22,947	$15,909	$22,947

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$(158)	$(19,511)

Fair value of redeemable convertible preferred stock warrant	$—	$—	$44

Change in unrealized gain (loss) on marketable securities	$(16)	$9	$(13)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At September 30, 2008, the Company had an accumulated deficit of $178.8 million. On August 29, 2008, the Company sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of its common stock with an exercise price equal to $2.34 per share (subject to adjustment). The Company received aggregate gross proceeds equal to $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million.

The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

The Company believes that its existing cash, cash equivalents and marketable securities as of September 30, 2008 will be sufficient to fund its projected operating requirements through the fourth quarter of 2009, including completing its current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company adopted SFAS No. 157 in the first quarter of 2008 and is currently evaluating the impact of adopting the provisions of FSP 157-2 on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF 07-5 may result in the reclassification of the Company’s outstanding warrants from stockholders’ equity to liability, which would require the warrants to be marked to market at each reporting period, with the changes in market value recorded in the Company’s consolidated statement of operations. At September 30, 2008 the Company had warrants outstanding to purchase 3,588,221 shares of common stock at an exercise price of $2.34 per share. The Company is currently evaluating the impact of the pending adoption of EITF 07-5 on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(4,558)	$(6,559)	$(13,498)	$(23,256)

Denominator:
Weighted average common shares outstanding	9,394	6,226	7,287	6,235
Less: Weighted average unvested common shares subject to repurchase	(2)	(46)	(11)	(70)

Denominator for basic and diluted calculations	9,392	6,180	7,276	6,165

Basic and diluted net loss per share	$(0.49)	$(1.06)	$(1.86)	$(3.77)

The following outstanding warrants, options, purchase rights under the Company’s 2004 Employee Stock Purchase Plan and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of September 30,
	2008	2007
Shares issuable upon exercise of warrants	3,588	—
Shares issuable upon exercise of stock options	640	470
Shares issuable related to the ESPP	7	5
Common shares subject to repurchase	1	38

NOTE 3 — STOCKHOLDERS’ EQUITY

Common Stock

On August 29, 2008, the Company sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share for aggregate gross proceeds equal to $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million. As part of the sale of common stock, the Company also issued warrants exercisable for a total of 3,588,221 shares of its common stock to the investors. The warrants have a five-year term and an exercise price equal to $2.34 per share of common stock. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. The common stock and warrants have been recorded in stockholders equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and FSP 00-19-2, “Accounting for Registration Payment Arrangements.”

Reverse Stock Split

On August 13, 2008, the Company’s Board of Directors approved a 1-for-6 reverse split of its common stock, following approval by the Company’s stockholders on May 13, 2008. The reverse stock split was effective August 20, 2008. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, on the Company’s balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. The Company paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split, including fractional shares for the in-the-money stock options. In addition, the number of authorized shares of common stock was reduced from 150,000,000 to 50,000,000. All common share and per share amounts contained in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Preferred Share Rights Agreement

Effective July 10, 2008, the Company entered into an amendment (the “Amendment”) to that certain Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between the Company and Mellon Investor Services LLC (the “Rights Agreement”). The Amendment amended certain terms in the Rights Agreement so that the Company could announce and consummate the offering described above without triggering the Rights Agreement.

NOTE 4 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with the fair value provisions of Statement of Financial Accounting Standards No.123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three and nine months ended September 30, 2008 and 2007 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and nine months ended September 30, 2008 and 2007, based on the recognition of the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three and nine months ended September 30, 2008 and 2007, based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three and nine months ended September 30, 2008 and 2007, based on the grant date intrinsic value over the service period, which is generally the vesting period, in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence.

Stock-based compensation expense related to stock options and ESPP recognized in the unaudited condensed consolidated statement of operations was $0.7 million and $2.6 million for the three and nine months ended September 30, 2008, respectively, and was $1.5 million and $4.5 million for the three and nine months ended September 30, 2007, respectively. Stock-based compensation expense related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25 was $0.1 million and $0.8 million for the three and nine months ended September 30, 2008, respectively, and was $0.7 million and $2.2 million for the three and nine months ended September 30, 2007, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee Stock Options
Risk-free interest rate	2.93%	4.70%	3.12%	4.63%
Expected term (in years)	6.08	6.05	5.97	5.97
Dividend yield	—	—	—	—
Volatility	83%	77%	83%	77%
Weighted-average fair value of stock options granted	$1.28	$3.90	$2.14	$9.72
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	2.27%	4.53%	2.14%	4.55%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	67%	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.82	$2.10	$0.94	$2.34

To determine the expected term of the Company’s employee stock options granted during the three and nine months ended September 30, 2008 and 2007, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and nine months ended September 30, 2008 and 2007, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and nine months ended September 30, 2008 and 2007 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through September 30, 2008, the Company amortized approximately $19.4 million of such compensation expense, net of forfeitures, with approximately $0.1 million and $0.8 million being amortized in the three and nine months ended September 30, 2008, respectively and $0.7 million $2.2 million being amortized in the three and nine months ended September 30, 2007, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $0.6 million and $1.8 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the three and nine months ended September 30, 2008, respectively, and $0.7 million and $2.2 million of stock-based compensation expense for the three and nine months ended September 30, 2007, respectively, in addition to the amortization of deferred compensation above. As of September 30, 2008, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $3.9 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.8 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $5,000 and $25,000 for the three months and nine months ended September 30, 2008, respectively, and $24,000 and $0.1 million for the three months and nine months ended September 30, 2007, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Research and development	$323	$602	$1,157	$1,797
General and administrative	341	892	1,409	2,678

	$664	$1,494	$2,566	$4,475

Equity Incentive Plans

2004 Equity Incentive Plan During the nine months ended September 30, 2008, the Company granted stock options to purchase 230,238 shares at an average exercise price of $2.93 per share under the 2004 Equity Incentive Plan. At September 30, 2008, 245,148 shares were authorized and available for issuance under the stock option plan.

The following table summarizes stock option activity under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	497,139	$12.69	—	—
Granted	230,238	$2.93	—	—
Exercised	(727)	$1.56	—	—
Forfeitures	(86,270)	$16.05	—	—

Outstanding at September 30, 2008	640,380	$8.74	8.58	$646

Vested and expected to vest September 30, 2008	630,938	$8.79	8.57	$646
Exercisable at September 30, 2008	220,837	$12.24	7.99	$646

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2008. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $400 and $2,000, respectively, determined at the date of the option exercise. Cash received from stock option exercises was $1,000 and $5,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan For the nine months ended September 30, 2008, plan participants had purchased 14,756 shares at an average purchase price of $1.97. At September 30, 2008, plan participants had $13,000 withheld to purchase stock on February 14, 2009, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At September 30, 2008, 119,165 shares were authorized and available for issuance under the ESPP.

NOTE 5 — FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2008:

	Fair Value as of September 30, 2008	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$9,088	$9,088	$—	$—
Corporate bonds	1,519	—	1,519	—
Government securities	2,625	—	2,625	—
Commercial paper	12,557	—	12,557	—

Total cash equivalents and marketable securities	$25,789	$9,088	$16,701	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2008 and December 31, 2007:

As of September 30, 2008 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$9,088	$—	$—	$9,088
Corporate bonds	1,532	—	(13)	1,519
Government securities	2,622	3	—	2,625
Commercial paper	12,565	—	(8)	12,557

	25,807	3	(21)	25,789
Less cash equivalents	(22,192)	(3)	8	(22,187)

Total marketable securities	$3,615	$—	$(13)	$3,602

As of December 31, 2007 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,386	$—	$—	$3,386
Corporate bonds	2,353	1	(2)	2,352
Government securities	8,542	3	—	8,545
Commercial paper	7,230	—	—	7,230
Asset-backed securities	793	2	—	795

	22,304	6	(2)	22,308
Less cash equivalents	(11,018)	(1)	—	(11,019)

Total marketable securities	$11,286	$5	$(2)	$11,289

NOTE 6 — RESTRUCTURING ACCRUAL

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

The following table sets forth an analysis of the restructuring accrual at September 30, 2008 (in thousands):

Severance and benefits
Balance at December 31, 2007	$120
Charges	—
Cash paid	(120)

Balance at September 30, 2008	$—

NOTE 7 — NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. The Company borrowed $2.6 million under this facility, which is being repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. Under the amended loan and security agreement, the Company is required to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At September 30, 2008, the Company was in compliance with all financial covenants in the agreement.

At September 30, 2008, future principal payments under the amended loan and security agreement are as follows (in thousands):

Years Ending December 31,
2008 (remaining three months)	$234
2009	337

Total	$571

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2008 (remaining three months)	$341
2009	1,398
2010	1,462
2011	1,129

Total	$4,330

The Company’s purchase commitments at September 30, 2008 were $2.2 million.

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

Legal proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, Plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded Plaintiffs leave to file a further amended complaint. On September 19, 2008, Plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Act”), and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). Management believes that Plaintiffs’ claims are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

NOTE 9 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(4,558)	$(6,559)	$(13,498)	$(23,256)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(8)	11	(16)	9

Total comprehensive loss	$(4,566)	$(6,548)	$(13,514)	$(23,247)

NOTE 10 — RELATED PARTIES

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

The Company’s offering of common stock and warrants, on August 29, 2008, included 980,391 shares of common stock and warrants exercisable for a total of 392,156 shares of common stock sold to entities affiliated with Three Arch Management III, L.L.C. (“Three Arch”). Wilfred E. Jaeger, a member of the Company’s board of directors, is a managing member of Three Arch. Also as part of this offering, certain members of the Company’s management team purchased 245,095 shares and received warrants to purchase 98,038 shares of common stock.

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen, disordered blood vessel growth, and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates glufosfamide and 2-deoxyglucose (“2DG”) share certain structural characteristics with glucose but act instead as chemotherapeutic toxins when taken up by a cell.

Our focus is on product candidates for the treatment of patients living with cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions of most solid tumors. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the FDA for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety of TH-302 in patients with advanced solid tumors. In July 2008, we reported top line results for this clinical trial, which has planned enrollment completion by Q4 2008. In August 2008, we initiated a complete Phase 1/2 clinical trial of TH-302 which includes three separate treatment arms with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors. In September 2008, we also initiated a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma.

•

Glufosfamide is for the potential treatment of patients with cancer. In the third quarter of 2007, we presented final results including promising tumor response and survival data from the Phase 2 stage of a clinical trial of glufosfamide plus gemcitabine for the first-line treatment of pancreatic cancer. In 2007 we initiated a Phase 2 clinical trial of glufosfamide in soft-tissue sarcoma, platinum-resistant ovarian cancer and recurrent sensitive small cell lung cancer. All studies have been closed to enrollment and top-line results from each study have been reported. In February 2007, we announced that our Phase 3 clinical trial did not reach its primary endpoint of a statistically significant survival benefit for patients with metastatic pancreatic cancer that relapsed following chemotherapy with gemcitabine. We plan to partner or seek external funding for the future development of glufosfamide.

•

2DG is our product candidate for the potential treatment of patients with cancer and has been evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This clinical trial began in the first quarter of 2004 and we completed enrollment in the first half of 2008. We presented top-line results for this clinical trial in August 2008. We are not planning on conducting any additional clinical trials of 2DG as we are focusing our resources on the development of our hypoxia-activated prodrug, TH-302, and the out-licensing of glufosfamide for the potential treatment of solid tumors.

We are working to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. As of September 30, 2008 we had cash, cash equivalents and marketable securities of $26.5 million. The net loss for the three and nine months ended September 30, 2008 was $4.6 million and $13.5 million, respectively, and the cumulative net loss since our inception through September 30, 2008 was $178.8 million.

We expect to continue to incur losses from operations in the future. We expect that expenses will decrease in 2008 compared to 2007 due to a reduced workforce and reduced number of patients in smaller clinical trials, and that our cash, cash equivalents and marketable securities as of September 30, 2008 will be sufficient to fund our projected operating requirements through the fourth quarter of 2009, including completing our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For each of the three and nine months ended September 30, 2008 and 2007, we recognized revenue of $0.4 million and $1.1 million, respectively, related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co., Ltd. for the development of glufosfamide in Japan and several other Asian countries. Revenue is being recognized on a straight-line basis over the estimated development period, currently estimated to continue through 2008. We are responsible for all development activities under this agreement.

Research and Development. Research and development expenses were $3.7 million for the three months ended September 30, 2008 compared to $4.9 million for the three months ended September 30, 2007. The $1.2 million decrease in expenses is due to a $0.4 million decrease in clinical and development expenses, $0.4 million in lower staffing expenses due to a lower headcount compared to the prior year period and $0.1 million in lower consulting expenses. Stock-based compensation decreased by $0.3 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well as a lower valuation for 2008 stock option grants primarily due to a lower stock price. Research and development expenses were $9.9 million for the nine months ended September 30, 2008 compared to $18.2 million for the nine months ended September 30, 2007. The $8.3 million decrease in expenses is due to a $5.1 million decrease in clinical and development expenses, $1.7 million in lower staffing expense, $0.7 million in lower consulting expenses and a $0.3 million decrease in facilities expenses. Stock-based compensation expense decreased by $0.7 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well as a lower valuation for 2008 stock option grants primarily due to a lower stock price.

Research and development expenses by project (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
TH-302	$2,052	$846	$4,743	$3,827
Glufosfamide	627	2,448	1,840	9,804
2DG	92	285	307	931
Discovery research	901	1,317	2,983	3,668

Total research and development expenses	$3,672	$4,896	$9,873	$18,230

Research and development expenses associated with our internally discovered compound TH-302 were $2.1 million for the three months ended September 30, 2008 and $0.9 million for the three months ended September 30, 2007. TH-302 continues to progress through the Phase 1 monotherapy clinical trial initiated in July 2007, with enrollment expected to be completed in Q4 2008. In addition, in the third quarter of 2008, we initiated a Phase 1/2 combination therapy clinical trial of TH-302 which includes three separate treatment arms and a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. Research and development expenses associated with glufosfamide were $0.6 million for the three months ended September 30, 2008 and $2.4 million for the three months ended September 30, 2007. This decrease is primarily due to a $0.8 million decrease in clinical, manufacturing and consulting expenses and a $0.7 million decrease in employee-related and stock-based compensation expenses. These declines in expenses were due to completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. Research and development expenses associated with 2DG were $0.1 million for the three months ended September 30, 2008 and $0.3 million for the three months ended September 30, 2007 as we completed enrollment in our 2DG Phase 1 trial in Q2 2008 and announced results in Q3 2008. Discovery research expenses were $0.9 million for the three months ended September 30, 2008 and $1.3 million for the three months ended September 30, 2007. The decrease was primarily due to the allocation of resources towards our TH-302 program and lower staffing and facilities expenses to support our other discovery research programs.

Research and development expenses associated with our internally discovered compound TH-302 were $4.7 million for the nine months ended September 30, 2008 and $3.8 million for the nine months ended September 30, 2007. TH-302 continues to progress through the Phase 1 monotherapy clinical trial initiated in July 2007, with enrollment expected to be completed in Q4 2008. In addition, in third quarter of 2008, we initiated a Phase 1/2 combination therapy clinical trial of TH-302 which includes three separate treatment arms and a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. Research and development expenses associated with glufosfamide were $1.8 million for the nine months ended September 30, 2008 and $9.8 million for the nine months ended September 30, 2007. This decrease is primarily due to a $4.8 million decrease in clinical and manufacturing expenses and a $2.6 million decrease in employee-related and stock compensation expenses and a $0.6 million decrease in outside consulting expenses. These declines in expenses were due to completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. Research and development expenses associated with 2DG were $0.3 million for the nine months ended September 30, 2008 and $0.9 million for the nine months ended September 30, 2007, as we completed enrollment of our 2DG Phase 1 trial in Q2 2008 and announced results in Q3 2008. Discovery research expenses were $3.0 million for the nine months ended September 30, 2008 and $3.7 million for the nine months ended September 30, 2007. The decrease was primarily due to the allocation of resources towards our TH-302 program and lower staffing and facilities expenses to support our other discovery research programs.

We did not track research and development expenses by project prior to 2003, and therefore we cannot provide cumulative project expenses to date. Due to the risks and uncertainties involved in discovering and developing product candidates, such as clinical trial results, regulatory approval requirements, dependence on third parties and market acceptance, which are described in the “Risk Factors” section in part II of this quarterly report on Form 10-Q, we cannot reasonably estimate the costs and timing of completion of each project or when any project will result in net cash inflows.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to decrease in 2008 compared to 2007 due to smaller clinical trials and a reduced workforce.

General and Administrative. General and administrative expenses were $1.3 million for the three months ended September 30, 2008, compared to $2.4 million for the three months ended September 30, 2007. The decrease of $1.1 million is due to $0.6 million of decrease in stock-based compensation expenses, $0.4 million in lower staffing and facilities expenses related to staff reductions in 2007 and $0.1 million of decreased consulting expenses.

General and administrative expenses were $5.1 million for the nine months ended September 30, 2008, compared to $7.5 million for the nine months ended September 30, 2007. The decrease of $2.4 million is due to a $1.3 million decrease in stock-based compensation expenses and $1.2 million in lower staffing and facilities expenses related to staff reductions in October 2007. These reductions in expenses were partially offset by $0.1 million increase in consulting expenses.

General and administrative expenses are expected to decrease in 2008 due to lower employee-related costs as a result of 2007 staff reductions.

Interest Income, Net. Interest income for the three and nine months ended September 30, 2008 was $0.1 million and $0.4 million, respectively, compared to $0.4 million and $1.5 million for the three and nine months ended September 30, 2007, respectively. The decrease was primarily due to lower invested cash balances and, lower interest rates during the three and nine months ended September 30, 2008 compared to the prior year.

Liquidity and Capital Resources

We have incurred net losses of $178.8 million since inception through September 30, 2008. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of its common stock with an exercise price equal to $2.34 per share (subject to adjustment). We received aggregate gross proceeds equal to $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock have been retroactively adjusted to reflect the reverse split. We had cash, cash equivalents and marketable securities of $26.5 million and $22.7 million at September 30, 2008 and December 31, 2007, respectively, available to fund operations.

Net cash used in operating activities for the nine months ended September 30, 2008 and 2007 was $12.3 million and $22.7 million, respectively. The decrease of $10.4 million in cash used in operations was primarily attributable to a lower net loss in 2008, partially offset by lower accounts payable and accrual balances.

Net cash provided by investing activities for the nine months ended September 30, 2008 and 2007 was $7.6 million and $10.8 million, respectively. The $3.2 million decrease in cash provided by investing activities was due primarily to a decrease in proceeds from the sale and maturities of marketable securities, partially offset by a decrease in the purchases of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $16.2 million, compared to net cash used in financing activities for the nine months ended September 30, 2007 of $0.7 million,. The increase of $16.9 million reflects primarily the $16.8 million net proceeds from the sale of our common stock in August 2008.

Obligations and Commitments

In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which is being repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At September 30, 2008, the total amount due under this facility was $0.6 million. Under the amended loan and security agreement, we are required to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At September 30, 2008, we were in compliance with all financial covenants in the agreement.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of September 30, 2008, are as follows (in thousands):

	Remainder of current year (2008)	One to three years (2009 to 2011)	Four to five years (2012 to 2013)	After five Years	Total
Facilities leases	$341	$3,989	$—	$—	$4,330
Notes payable, principal and interest	242	343	—	—	585
Purchase commitments	2,150	—	—	—	2,150

Total	$2,733	$4,332	$—	$—	$7,065

We expect 2008 cash requirements to be in the range of $17.0 million to $20.0 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2008 will be sufficient to fund our projected operating requirements through the fourth quarter of 2009, including completing our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on The NASDAQ Capital Market. Previously we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). On August 13, 2008 our Board of Directors implemented a one for six reverse stock split, effective August 20, 2008, to regain compliance with the minimum bid price requirement. On September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price requirements and no further action was required on our part. Even though we regained compliance with the minimum bid price requirement, we cannot be assured that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $5 million or a market value of at least $15 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 and are currently evaluating the impact of adopting the provisions of FSP 157-2 our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF 07-5 may result in the reclassification of our outstanding warrants from stockholders’ equity to liability, which would require the warrants to be marked to market at each reporting period, with the changes in market value recorded in our consolidated statement of operations. At September 30, 2008, we had warrants outstanding to purchase 3,588,221 shares of common stock at an exercise price of $2.34 per share. We are currently evaluating the impact of the pending adoption of EITF 07-5 on our consolidated financial statements.

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

Based on their evaluation as of September 30, 2008, our chief executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2008 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, Plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded Plaintiffs leave to file a further amended complaint. On September 19, 2008, Plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Act and under Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). We believe that Plaintiffs’ claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time.

ITEM 1A.	RISK FACTORS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of our product candidates. Clinical trials may not demonstrate efficacy or lead to regulatory approval.

We will not be able to commercialize our drug candidates until we obtain U.S. Food and Drug Administration, or FDA, approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, preliminary results from clinical trials of TH-302 may not be confirmed by later analysis or subsequent clinical trials. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Our product candidates are designed to target the microenvironment of solid tumors either by harnessing hypoxia for selective toxin activation in the case of TH-302 and our HAP program or potentially utilizing the increased uptake of glucose or enhanced activation of glufosfamide in cancer cells relative to most normal cells. Our product candidates glufosfamide and 2DG share certain structural characteristics with glucose but act instead as poisons when taken up by a cancer cell. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on either of these approaches. We cannot be certain that our approaches will lead to the development of approvable or marketable drugs.

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

Significant delays in clinical testing could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including adverse safety events experienced during our clinical trials and delays in:

•	obtaining regulatory approval to commence a clinical trial;

•	obtaining clinical materials;

•	reaching agreement on acceptable clinical trial agreement terms with prospective sites;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	recruiting patients to participate in a clinical trial.

Orphan drug exclusivity affords us limited protection, and if another party obtains orphan drug exclusivity for the drugs and indications we are targeting, we may be precluded from commercializing our product candidates in those

In September 2006, the FDA granted orphan drug designation to glufosfamide for the treatment of pancreatic cancer. For those drugs that meet the eligible requirements, we intend to seek orphan drug designation for the cancer indications that our drug candidates are intended to treat. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2008, we had a net loss of $13.5 million and an accumulated deficit of $178.8 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2008, will be sufficient to fund our projected operating requirements through the fourth quarter of 2009, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional HAP product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend, in part on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2008, we had 31 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-302, glufosfamide and 2DG. If these parties do not manufacture the active pharmaceutical ingredients or finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

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

Our contract manufacturers have produced sufficient TH-302 Active Pharmaceutical Ingredient, API, and drug product for the initial stage of our Phase 1 clinical trial, which commenced in July 2007. Additional clinical trial material continues to be manufactured as required. This amount will be partially dependent on the maximum tolerated dose of TH-302 as a single agent and as a combination agent with chemotherapy. In addition, we will need to obtain additional supplies of TH-302 API and drug product to complete our currently initiated Phase 1/2 clinical trials and any other additional trials. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

We use clinical research organizations to assist in conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including Sanofi-Aventis Group, Astrazeneca PLC, Genentech, Inc., Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar ® , marketed by Pfizer, Inc., Erbitux ® , marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere ® , marketed by the Sanofi-Aventis Group, Xeloda ® , marketed by Roche, Avastin ® , marketed by Genentech, Inc., Nexavar ® , marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ® , marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva ® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, Proacta Inc., has a compound in clinical trials that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Novacea has conducted studies on AQ4N and Sanofi-Aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Novacea has stopped current clinical development of AQ4N and Sanofi-Aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of either compound.

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

Risks Related To Our Common Stock

We may not maintain the listing of our common stock on the NASDAQ Capital Market.

Our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously, we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). To regain compliance, effective August 20, 2008, we implemented a 1-for-6 reverse stock split of our common stock. Since that date, our common stock has traded above the minimum $1.00 bid price for at least ten consecutive business days. On September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price requirements and no further action was required on our part. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009. Even though we regained compliance with the minimum bid price requirement, we cannot assure you that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market.

The reverse stock split may have an effect on the trading market for our shares.

The reduction in the number of issued and outstanding shares occasioned by the reverse stock split resulted in an increase in the market price of our common stock, although such price increase is not necessarily in proportion to the ratio of the reverse stock split. The trading price of our common stock depends on many factors, many which are beyond our control. A higher stock price may increase investor interest and reduce resistance of brokerage firms to recommend the purchase of our common stock. On the other hand, to the extent that negative investor sentiment regarding our common stock is not based on our underlying business fundamentals, the reverse stock split may not overcome such sentiment enough to increase our stock price. In addition, the liquidity of our common stock may be adversely affected by the reduced number of shares outstanding after the reverse stock split, and the reverse stock split will increase the number of stockholders who own “odd lots,” which consist of blocks of fewer than 100 shares. Stockholders who hold “odd lots” may be required to pay higher brokerage commissions when they sell their shares and may have greater difficulty in making sales.

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants, which upon such exercise would result in dilution to our security holders.

On August 29, 2008, we issued outstanding warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California On January 15, 2008, Plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded Plaintiffs leave to file a further amended complaint. On September 19, 2008, Plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, the Securities Act, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, the Exchange Act. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our

Phase II and Phase III clinical trials of Lonidamine (TH-070). We believe that Plaintiffs’ claims are without merit and intend to defend against the actions vigorously. Due to the early stage of these actions, we cannot reasonably predict the outcome of this matter at this time. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of September 30, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 93.2% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/2008 to 07/31/2008	—	$—	—	—
08/01/2008 to 08/30/2008	—	$—	—	—
09/01/2008 to 09/30/2008	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 22, 2008, a Special Meeting of Stockholders of Threshold Pharmaceuticals Inc. was held at our offices in Redwood City, California.

The following matter was voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to such matter was as follows:

*	1. Proposal to approve the sale and issuance of 8,970,574 shares of the Company’s Common Stock (subject to adjustment) for a purchase price equal to $2.04 per share (subject to adjustment) and warrants exercisable for a total of 3,588,221 shares of the Company’s Common Stock (subject to adjustment) at an exercise price equal to $2.34 per share (subject to adjustment) to those prospective investors who are party to the Securities Purchase Agreement (including certain officers and affiliates of the Company), in exchange for aggregate gross proceeds of $18.3 million and the issuance to the investors, on a pro rata basis, of a number of Alternate Warrants equal to, in the aggregate, 19.9% of the outstanding shares of common stock as of the date of the Securities Purchase Agreement if our Board of Directors elects not to proceed with the private placement, subject to certain exceptions. (20,956,982 votes in favor, 380,194 votes opposed, 5,260 votes abstaining).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Threshold Pharmaceuticals, Inc.

Date: November 6, 2008	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2008	/s/ Joel A. Fernandes
Joel A. Fernandes
Senior Director, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.