Form 10-K
period 2008-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2009-03-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32979

THRESHOLD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)
1300 Seaport Boulevard, Suite 500, Redwood City, CA	94063
(Address of principal executive office)	(Zip Code)

(650) 474-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) if the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.001 Par Value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2008 was $7,840,900. Shares of Common Stock held by each executive officer and director and by each person or group who owns 5% or more of the outstanding Common Stock at June 30, 2008 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

On February 28, 2009 there were 15,221,550 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 22, 2009, or the Proxy Statement, are incorporated herein by reference into Part III.

Threshold Pharmaceuticals, Inc.

PART I

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	our ability to commence, and the timing of, clinical trials for TH-302, and any additional compounds we develop;

•	the completion and success of any clinical trials that we commence;

•	our ability to license rights to glufosfamide or 2DG to third parties or obtain external funding to continue development of these products;

•	the timing of results of our clinical trials;

•	our receipt of regulatory approvals;

•	our ability to establish and maintain intellectual property rights in our product candidates;

•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;

•	our research and development activities, including development of new product candidates, and projected expenditures;

•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;

•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;

•	our ability to obtain licenses to any necessary third party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash needs; and

•	our financial performance.

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

Our focus is on product candidates for the treatment of patients with cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions of most solid tumors. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the United State Food and Drug Administration (“FDA”) for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety of TH-302 in patients with advanced solid tumors. In October 2008, we reported interim results for this clinical trial. In the first quarter of 2009 we expanded enrollment to explore activity in specific indications and expect to provide top-line results in the second quarter of 2009. In August 2008, we initiated a multi-armed Phase 1/2 clinical trial of TH-302 which includes three separate treatment arms with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors. In September 2008, we also initiated a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. We expect to provide interim results for the two trials in the second quarter of 2009 and we expect to complete enrollment in the fourth quarter of 2009.

•

Glufosfamide is for the potential treatment of patients with cancer. In February 2007, we announced that our Phase 3 clinical trial did not reach its primary endpoint of a statistically significant survival benefit for patients with metastatic pancreatic cancer that relapsed following chemotherapy with gemcitabine. In May 2008, we completed the Phase 3 study and we are conducting no further clinical trials at this time. We plan to partner or seek external funding for the future development of glufosfamide.

•

2DG is our product candidate for the potential treatment of patients with cancer and has been evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This clinical trial began in the first quarter of 2004 and we completed enrollment in the first half of 2008. We presented top-line results for this clinical trial in August 2008. We are not currently planning or conducting any additional clinical trials of 2DG. We plan to partner or seek external funding for the future development of 2DG.

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

Our Strategy

Our goal is to create a leading biotechnology company that develops and commercializes drugs based on targeting the tumor microenvironment. We focus on inactive prodrugs of known chemotherapeutic agents that undergo relatively selective activation in the tumor microenvironment and potentially allow for an improved safety and efficacy profile for the drug. Key elements of our strategy are to:

•

Develop TH-302 successfully. We have an ongoing Phase 1 clinical trial to determine the maximum tolerated dose (MTD), dose limiting toxicities, safety, pharmacokinetics and preliminary efficacy of TH-302 in advanced solid tumors. We expanded enrollment in this study to investigate TH-302 as a single agent in specific indications in which activity has been documented. We have ongoing Phase 1/2 clinical trials to determine the maximum tolerated dose, dose limiting toxicities, safety, pharmacokinetics and preliminary efficacy of TH-302 in combination with currently approved chemotherapies. Data from this collection of clinical trials may support our initial randomized controlled trial of TH-302.

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

•

Develop 2DG and seek a partner or external funding for further development. We have completed a Phase 1 clinical trial with 2DG to evaluate the safety, pharmacokinetics and maximum tolerated dose in patients with solid tumors. Data from the trial established the safety of 2DG and suggests that in combination with docetaxel, 2DG may provide antitumor activity in patients with non small cell lung carcinoma and head and neck cancers. Given our focus on prodrug therapeutics, we plan to seek a partner or external funding for continued development of this drug candidate.

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

Our Product Development Programs

The following table summarizes the status of our current and ongoing product development programs:

Product Candidate	Indication	Development Status	Expected Milestones
TH-302	Various solid tumors	• Phase 1 monotherapy	• Top line results in Q2 2009 and complete enrollment in Q4 2009.

	Various solid tumors	• Phase 1/2 combination therapy	• Interim results in Q2 2009, and complete enrollment in Q4 2009.

	Various solid tumors	• Phase 2 randomized controlled combination therapy	• Initiate trial in Q4 2009.

Glufosfamide	Pancreatic cancer

	2nd line monotherapy and 1st line combination with gemcitabine	• Completed studies in 2008.	• No further development without partner or external funding in this indication

	Soft tissue sarcoma	• Completed study in 2008.	• No further development without partner or external funding in this indication

2DG	Various solid tumors	• Phase 1 data complete.	• No further development without partner or external funding in this indication

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

Melanoma

The American Cancer Society estimates that 62,480 people were diagnosed with melanoma in the United States in 2008, and approximately 8,420 people died from the disease.

Prostate Cancer

The American Cancer Society estimates that 186,320 people were diagnosed with prostate cancer in the United States in 2008, and approximately 28,660 people died from the disease.

Lung Cancer

The American Cancer Society estimates that 215,020 people were diagnosed with lung cancer in the United States in 2008, and approximately 161,840 people died from the disease.

Pancreatic Cancer

The American Cancer Society estimates that 37,680 patients were diagnosed with pancreatic cancer in the United States in 2008, and approximately 34,290 patients died from the disease. Only 15-20% of newly diagnosed patients are eligible for surgery, which is typically followed by radiation and chemotherapy. Patients with inoperable pancreatic cancer are treated with radiation and chemotherapy, or in the case of advanced disease, chemotherapy alone as the advantages of radiation are reduced. Gemcitabine is the standard of care for the first-line therapy of advanced metastatic pancreatic cancer. Tarceva was recently approved as a combination therapy with gemcitabine for the first line treatment of pancreatic cancer. Eli Lilly reported worldwide sales of Gemzar (gemcitabine) for all indications to be over $1.7 billion in 2008.

Soft Tissue Sarcoma

The American Cancer Society estimates that 10,390 people were diagnosed with soft tissue sarcoma in the United States in 2008, and approximately 3,680 people died from the disease. Soft tissue sarcoma is a rare and diverse form of cancer originating in various soft tissues such as fat, muscle, nerve, vascular tissue and other connective tissues. Soft tissue sarcoma patients are treated with surgery whenever possible with or without radiation and chemotherapy. Radiation and chemotherapy alone or in combination are also used for advance or recurrent disease or used when surgery is not possible.

TH-302

Our primary lead product candidate for cancer is TH-302, a novel prodrug candidate we discovered. Preclinically, it is preferentially activated under severe hypoxic conditions and has demonstrated potent anticancer activity in multiple preclinical cancer models. TH-302 combines a 2-nitroimidazole oxygen-sensing trigger with a masked DNA crosslinker. Upon activation in oxygen deficient zones, TH-302 is converted selectively to the drug’s active form, dibromo isophosphoramide mustard, a potent alkylator. TH-302 targets levels of severe hypoxia that are found in tumors but are rare in normal tissues—this is how selective targeting of the tumor occurs. After conversion to the active form of the drug, the hypoxic cells are exposed to high concentrations of released cytotoxic agent, which can also diffuse into the adjacent regions of the tumor. We believe that TH-302 will be less likely to produce the systemic toxicity caused by most cytotoxic chemotherapies, while targeting the hypoxic regions of tumors known to be more difficult to treat with standard therapies.

In addition to all of the standard toxicity and pharmacokinetic studies that are required to enable an investigational new drug (IND) application, numerous in vitro and in vivo efficacy studies with TH-302 have been conducted. A summary of the pre-clinical efficacy studies with TH-302 follows. Approximately 8 different human tumor-derived cell lines, representing 7 different tumor types, have been evaluated for their sensitivity to TH-302 and all were shown to have enhanced sensitivity to TH-302 under hypoxic conditions compared to higher oxygen concentrations. No cell lines that were investigated were resistant to TH-302 under hypoxic conditions. In addition, we have also evaluated TH-302 in ectopic xenograft models of cancer, in which human tumor cells are implanted beneath the skin of mice and permitted to grow as tumors. More than 20 of these studies were conducted using 5 different tumor types and multiple drug combinations. In all of these models, the combination of TH-302 with either chemotherapeutic agents or radiation consistently added efficacy above that seen with the single agent chemotherapeutic. We conducted animal studies of TH-302 in orthotopic mouse models of human cancer, in which human cancer cells are implanted into the corresponding mouse tissue and tumors are allowed to develop before treatment, to assess the efficacy of TH-302 in treating a variety of cancer types. In these models, TH-302 demonstrated promising efficacy when used in combination with standard chemotherapeutic agents. In an orthotopic mouse model of human pancreatic cancer, in which mice were treated with either gemcitabine or gemcitabine in combination with TH-302, complete responses were observed in 1 out of 8 animals treated with TH-302 in combination with gemcitabine. In comparison, no complete responses were seen following single-agent gemcitabine. In a similar mouse model of human prostate cancer, complete responses were observed in 4 out of 8 animals treated with TH-302 in combination with taxol. In comparison, no complete responses were reported with single-agent taxol. TH-302 was also tested in combination with docetaxel therapy in a metastatic mouse model of human hormone refractory prostate cancer. The combination of TH-302 with docetaxel resulted in 8 out of 10 complete responses. In comparison, 3 out of 10 complete responses were reported with single-agent docetaxel. Most recently, TH-302 has been evaluated in a metastatic mouse model of human lung cancer, alone and in combination with docetaxel. These preclinical results, which reflect our overall experience with cell-based animal models, indicate that combination therapies with TH-302 may be efficacious in the treatment of human solid tumorsclinical studies of different tumor types. There can be no assurance, however, that these animal studies will accurately predict the results of human clinical trials.

We commenced a Phase 1 clinical trial of TH-302 in July 2007. This is a dose-escalation clinical trial to determine the maximum tolerated dose (“MTD”), dose limiting toxicity, safety, pharmacokinetics and preliminary efficacy of weekly dosing of TH-302. In January 2009 the clinical trial enrollment was expanded to investigate the activity of TH-302 at the MTD in patients with advanced/metastatic melanoma, small cell lung cancer or non-small cell lung cancer and to establish the MTD utilizing a once every three week dosing regimen. The clinical trial is intended to enroll up to 90 patients with advanced solid tumors. Up to six patients per dose level participate in the dose escalation phases of the trial. A MTD of 575 mg/m2 has been established for the weekly regimen. Expansion at the MTD is ongoing with 36 additional patients to be enrolled at the MTD level. We expect to present data from the clinical trial in the second quarter of 2009. While the duration of the Phase 1 clinical trial depends on the number of dose cohorts required to achieve the maximum tolerated dose and the timing and frequency of dose limiting toxicity, we expect to complete enrollment by fourth quarter of 2009.

We initiated a multi-armed Phase 1/2 clinical trial and a separate Phase 1/2 trial to explore the efficacy of TH-302 in combination with chemotherapy in third quarter of 2008. The multi-armed clinical trial incorporates three different treatment arms with each arm combining another agent, gemcitabine, docetaxel or pemetrexed, with TH-302. The separate Phase 1/2 trial combined doxorubicin with TH-302. Separate dosing regimens were established for each of the treatment combinations. These combination arms may allow further development in hormone refractory prostatic carcinoma, metastatic pancreatic cancer, non-small cell lung cancer and soft tissue sarcoma. These indications have been highlighted in view of the high degree of hypoxia exhibited by these cancers and the therapeutic effect of TH-302 on these cancers in orthotopic xenograft and other preclinical models. The Phase 1 portion of these combination trials will also support the use of combinations in other indications where gemcitabine, docetaxel and pemetrexed are the standard of care. While the duration of the clinical trials depends on the number of dose cohorts required to achieve the maximum tolerated dose and the timing and frequency of dose limiting toxicity, we expect to complete enrollment by fourth quarter of 2009.

In addition, if the single agent TH-302 tumor response data are supportive and/or the combination TH-302 tumor response data are supportive, we plan to initiate a randomized controlled trial of TH-302 as a single agent or in combination with chemotherapy in the fourth quarter of 2009.

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

In August 2006, we completed enrollment in a pivotal Phase 3 clinical trial of glufosfamide for the treatment of patients with metastatic pancreatic cancer who have failed treatment with gemcitabine. On February 26, 2007, we announced the results of our Phase 3 clinical trial in patients with metastatic pancreatic cancer who had relapsed after gemcitabine chemotherapy. While the overall survival in patients in the glufosfamide arm was 18% higher compared to those who received best supportive care alone, the result was not statistically significant. The primary efficacy comparison of overall survival was based on 261 deaths and did not reach statistical significance (p=0.19); the hazard ratio of glufosfamide to BSC was 0.85 (95% confidence interval of 0.66 to 1.08). The median survival of patients who were treated with glufosfamide was 105 days versus 84 days for the patients who received BSC. No new or unexpected safety signals were observed. Adverse events, including renal toxicity and hematologic toxicity, were similar to those observed in previous clinical trials of glufosfamide. The most common drug-related toxicities in the glufosfamide-treated patients were nausea and vomiting. In 2008, we completed and closed the study. Glufosfamide for the treatment of second-line pancreatic cancer was granted Fast Track designation by the FDA in 2004, which provides for expedited regulatory review for new drugs that demonstrate the potential to address unmet medical needs for the treatment of serious or life-threatening conditions. In September 2006, we received orphan drug designation for glufosfamide from the FDA.

In September 2007, we announced the results from the Phase 2 clinical trial of glufosfamide in combination with gemcitabine for the treatment of advanced pancreatic cancer. Glufosfamide was generally well tolerated in combination with gemcitabine with no new unexpected adverse events. In the Phase 2 clinical trial, 29 patients were treated, of which 28 patients with pancreatic adenocarcinoma previously untreated with chemotherapy were evaluated for response. Overall, five patients achieved a confirmed partial response and one other patient achieved an unconfirmed partial response for a response rate of 21%. In addition, 11 of 28 (39%) patients had stable disease. The median progression-free survival was 3.7 months and median overall survival was 6.0 months. The 6-month and 12-month survival rates were 50% and 32%, respectively. The safety data in this Phase 2 glufosfamide and gemcitabine combination clinical trial suggest the incidence of treatment-related nephrotoxicity may be slightly higher than what was observed in previous experience with either of these agents used individually.

Soft tissue Sarcoma

In January 2008, we announced the preliminary results of a multi-center Phase 2 clinical trial of glufosfamide for the treatment of patients with soft tissue sarcoma who had failed one or two prior systemic treatments. Twenty-two patients with metastatic and/or advanced unresectable soft tissue sarcoma previously treated with one or two prior systemic therapies enrolled in the Phase 2, open-label, clinical trial at various sites in the United States. The primary efficacy endpoint of the clinical trial was the objective response rate. The secondary endpoints of the clinical trial included duration of response, progression-free survival, overall survival and various safety parameters. Tumor response was evaluated at baseline and every six weeks using the Response Evaluation Criteria In Solid Tumors (RECIST). Eight of 19 (42%) evaluable patients demonstrated clinical benefit with a RECIST assessment of stable disease or partial response. The most common severe adverse event was renal failure (five patients). Renal toxicity was higher than in other glufosfamide clinical trials.

2DG

2DG, our product candidate for the treatment of solid tumors, was investigated in a Phase 1 clinical trial. 2DG is an orally administered small molecule that employs Metabolic Targeting to treat solid tumors by directly inhibiting glycolysis. Because tumor cells in general, and those in hypoxic zones in particular, are dependent on glycolysis for survival, tumor cells are particularly sensitive to the effect of 2DG. This compound is a synthetic glucose analog that distributes selectively to tumor tissue because of metabolic changes related to increased glucose consumption. Because tumor cells exhibit increased levels of glucose transport proteins, these cells actively transport 2DG into the cells. Once inside the cell, 2DG interferes with cellular mechanisms for generating energy by competing with glucose for key enzymes in glycolysis. The in vivo efficacy of 2DG has been studied in mouse and rat models of certain cancers, including sarcomas, adenocarcinomas, leukemias, melanomas and bladder, colon and breast tumors. In particular, treatment with 2DG, alone and in combination with other chemotherapy resulted in increased lifespan or a reduction in tumor growth in many of these models. Animal studies suggest that 2DG and docetaxel may work together to kill cancer cells with greater efficacy than either drug alone, without increased risk of side-effects. We are developing 2DG based on its specificity for targeting tumor cells and extensive human safety data, as well as demonstrated animal efficacy that we and our collaborators at the University of Miami published in Cancer Research in January 2004.

We launched a Phase 1 clinical trial of 2DG in January 2004. This is a dose-escalation clinical trial to determine the safety, blood levels and maximum tolerated dose of daily oral doses of 2DG given alone or in combination with docetaxel. The clinical trial enrolled patients with previously treated refractory advanced solid tumors. The clinical trial evaluated the effect of 2DG alone and in combination with docetaxel on tumor growth, and provided a preliminary assessment of efficacy, as assessed by computer tomography. Data from this clinical trial was initially reported at American Society of Clinical Oncology 2005 and has been periodically updated. The data suggest that 2DG is well tolerated. We completed enrollment in this clinical trial in the second quarter of 2008 and presented top line data in August 2008.

We intend to seek a partner or external funding to support any further development of 2DG. We would choose indications and appropriate combination therapies for our Phase 2 program based on our accumulated preclinical and clinical results.

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

Our prodrugs have two distinct parts, a toxic portion (the chemotherapeutic toxin) and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated by the low oxygen concentration in the hypoxic zones of solid tumors. Once activated, the toxin kills cells in its vicinity. We have designed prodrugs that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. Our lead investigational drug, TH-302, was our first product candidate from this program. TH-302 is highly selective and produces a conventional DNA cross-linking toxin upon activation. Hypoxia activated prodrugs of other toxin classes are being pursued. Lead compounds have demonstrated promising in vitro activity, and additional characterization, evaluation and optimization of these compounds is currently underway.

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

We are currently using contract manufacturers to manufacture TH-302 API and TH-302 drug product. We have scheduled manufacturing to meet our clinical supply needs for 2009. We based our estimates for the amount of drug we will need based on assumptions about study enrollment and study dose levels including the maximum tolerated dose. If we are not successful in manufacturing sufficient quantities of TH-302 API and drug product or consume more drug product than anticipated because of a higher than expected maximum tolerated dose, we may experience a significant delay in our TH-302 clinical program.

If we partner or secure external funding for the continued development of glufosfamide, we will be dependent on contract manufacturers to produce additional API and drug product.

If we partner or secure external funding for the continued development of 2DG, we will be dependent on contract manufacturers to produce additional API and drug product.

We will need to enter into additional agreements for additional supplies of each of our product candidates to complete clinical development and/or commercialize them. These products will need to satisfy all cGMP manufacturing requirements, including passing product specifications. Our inability to satisfy these requirements could delay our clinical programs.

During the years ended December 31, 2008, 2007 and 2006, we spent $13.4 million, $23.4 million and $46.3 million, respectively, on research and development, including product development, discovery research and contract manufacturing activities.

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

Glufosfamide Asian Development Agreement

In November 2004, we entered into a Development Agreement with MediBIC Co. Ltd (“MediBIC”). MediBIC is a publicly traded Japanese biotechnology company focused on developing therapeutic compounds in partnership with non-Japanese biotechnology firms and providing consulting services in the design, management, and data analysis of clinical trials using pharmacogenomic platforms developed internally and in collaboration with other companies. By working with MediBIC, we believe that we will be able to develop glufosfamide in Asian countries more quickly than by undertaking such efforts on our own or with other third parties. Pursuant to this agreement, we agreed with MediBIC on a development plan for glufosfamide for the treatment of pancreatic cancer in certain Asian countries, including Japan, South Korea, India, China, Taiwan and Hong Kong. We have also received an exclusive, royalty-free license to MediBIC’s know-how for the manufacture, sale, and distribution of glufosfamide products for the treatment of cancer worldwide. In connection with the Development Agreement, we granted to MediBIC a non-exclusive license to use our confidential information relating to glufosfamide for the limited purpose of preparing the development plan and any associated marketing plans as authorized under the Development Agreement, and a non-exclusive license to use our confidential information for the time necessary for MediBIC to perform its obligations under the development plan.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of December 31, 2008, we owned or held exclusive license to United States, Patent Cooperation Treaty (“PCT”), and foreign patents and patent applications relating to our research and development programs.

Intellectual Property Related to TH-302

Our TH-302 product candidate and its use in the treatment of cancer are claimed in US and corresponding foreign patent applications in major market countries and are owned by us. We are seeking compound per se patent protection for TH-302 as well as claims directed to its use, alone or in combination with other cancer drugs, in the treatment of cancer. We also own other United States, PCT, and foreign national patent applications relating to the results of our research on hypoxia-activated prodrugs and their use as cancer drugs and related reagents and methods.

Intellectual Property Related to Glufosfamide

Our glufosfamide product candidate is covered by one issued United States patent and 24 issued foreign counterpart patents, as well as one issued foreign patent relating to a method for its manufacture, which are owned by Baxter and exclusively licensed to us. The major European market counterparts of the United States patent expire in 2009, and the United States patent expires in 2014. We also own United States, PCT and foreign patent applications describing the use of glufosfamide, alone or in combination with other cancer drugs, including gemcitabine, to treat pancreatic cancer, including gemcitabine-resistant pancreatic cancer and certain other types of cancer, including sarcoma and lymphoma. There can be no assurance that any of our patent applications will issue in major market countries.

Intellectual Property Related to 2DG

Our 2DG product candidate is protected by four issued United States patents and corresponding foreign applications relating to the use of 2DG in the treatment of cancer. The term of three of the issued United States patents, which we have licensed from the inventors, lapses in 2020, without patent term extension.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our pending patent applications will result in the issuance of any patents. Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Other parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated, or circumvented, which could limit our ability or render us unable to stop competitors from marketing related products as well as shorten the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that do not infringe our intellectual property rights. For these reasons, we may have competition for our products. Moreover, because of the extensive time required for development, testing and regulatory review of a potential therapeutic product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information by requiring our employees and certain of our consultants, contractors, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements on commencement of their employment or engagement. Agreements with our employees also forbid them from using third party trade secret or other confidential information in their work. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or proprietary materials.

The biotechnology and biopharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For so long as our product candidates are in clinical trials, we believe our clinical activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. This exemption does not apply to commercialization activities, however; if our product candidates are commercialized, then the possibility of a patent infringement claim against us increases. While we attempt to ensure that our clinical product candidates and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights, there can be no assurance that they do not, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Each cancer indication for which we are developing products has a number of established medical therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing cancer development programs, including traditional therapies and therapies with novel mechanisms of action. Our TH-302 product candidate for targeting the tumor hypoxia may eventually compete with other companies who are developing or were developing drugs that target tumor hypoxia such as Novacea and Proacta Incorporated. A number of biotechnology and pharmaceutical companies are marketing and/or developing cancer therapeutics competing in prostate, lung, pancreatic, melanoma and soft tissue sarcoma. Such companies include: AstraZeneca PLC, Genentech, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline plc, Bayer Pharmaceuticals, Hoffmann-LaRoche, Inc., Johnson & Johnson, Onyx Pharmaceuticals, Inc., Merck KGaA, Novartis AG, Pfizer, Inc., Amgen Inc., ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Telik, Inc., Sunesis Pharmaceuticals, Inc., ARIAD Pharmaceuticals, Inc. and ZIOPHARM Oncology, Inc.

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

In general, the process required by the FDA before investigational drugs may be marketed in the United States involves the following steps:

•	pre-clinical laboratory and animal tests;

•	submission of an IND, which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators; and

•	FDA approval of an NDA, or of an NDA supplement (for subsequent indications).

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

Clinical Trials

Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap. In Phase 1 involves the initial introduction of the drug candidate into humans and are conducted in volunteers or in patients with a specific disease depending on the intended use. The emphasis in Phase 1 is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion, and clinical pharmacology. Phase 2 involves clinical trials in a limited patient population to determine the initial efficacy of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 clinical trials, pivotal controlled Phase 3 clinical trials are undertaken to more fully evaluate clinical outcomes and to establish the overall risk/benefit profile of the drug, and to provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians monitor patients to determine effectiveness of the drug candidate and observe and report any reactions or safety risks that may result from use of the drug candidate. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s safety, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the NDA. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and 10 months for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the NDA can be approved. The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

Data Review and Approval

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and requires the expenditure of substantial financial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot be certain that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit, or prevent regulatory approval. Success in early stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations, and dosages, or have conditions placed on them that restrict the commercial applications, advertising, promotion, or distribution of these products.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. These circumstances are an inability to supply the drug in sufficient quantities or a situation in which a new formulation of the drug has shown superior safety or efficacy. This exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

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

Patent term restoration can compensate for patent life lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. This period is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Patent term restorations, however, are subject to a maximum extension of five years, and the patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years. The application for patent term extension is subject to approval by the United States Patent and Trademark Office in conjunction with the FDA. It takes at least six months to obtain approval of the application for patent term extension. Up to five years of interim one year extensions are available if a product is still undergoing development or FDA review at the time of its expiration.

The Hatch-Waxman Amendments also provide for a period of statutory protection for new drugs that receive NDA approval from the FDA. If a new drug receives NDA approval as a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Amendments prohibit an abbreviated new drug application or an NDA where the applicant does not own or have a legal right of reference to all of the data required for approval, or a “505(b)(2)” NDA, to be submitted by another company for a generic version of such drug, with some exceptions, for a period of five years from the date of approval of the NDA. The statutory protection provided pursuant to the Hatch-Waxman Amendments will not prevent the filing or approval of a full NDA. In order to gain approval of a full NDA, however, a competitor would be required to conduct its own preclinical investigations and clinical trials. If NDA approval is received for a new drug containing an active ingredient that was previously approved by the FDA but the NDA is for a drug that includes an innovation over the previously approved drug, for example, an NDA approval for a new indication or formulation of the drug with the same active ingredient, and if such NDA approval was dependent upon the submission to the FDA of new clinical investigations, other than bioavailability studies, then the Hatch-Waxman Amendments prohibit the FDA from making effective the approval of an ANDA or a 505(b)(2) NDA for a generic version of such drug for a period of three years from the date of the NDA approval. This three year exclusivity, however, only covers the innovation associated with the NDA to which it attaches. Thus, the three year exclusivity does not prohibit the FDA, with limited exceptions, from approving ANDAs or 505(b)(2) NDAs for drugs containing the same active ingredient but without the new innovation.

While the Hatch-Waxman Amendments provide certain patent term restoration and exclusivity protections to innovator drug manufacturers, it also permits the FDA to approve ANDAs for generic versions of their drugs. The ANDA process permits competitor companies to obtain marketing approval for a drug with the same active ingredient for the same uses but does not require the conduct and submission of clinical trials demonstrating safety and effectiveness for that product. Instead of safety and effectiveness data, an ANDA applicant needs only to submit data demonstrating that its product is bioequivalent to the innovator product as well as relevant chemistry, manufacturing and control data. The Hatch-Waxman Amendments also instituted a third type of drug application that requires the same information as an NDA including full reports of clinical and preclinical studies except that some of the information from the reports required for marketing approval comes from studies which the applicant does not own or have a legal right of reference. This type of application, a “505(b)(2) NDA,” permits a manufacturer to obtain marketing approval for a drug without needing to conduct or obtain a right of reference for all of the required studies.

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

Employees

As of December 31, 2008, we had 31 full-time employees, including 10 who hold Ph.D. and/or M.D. degrees. Twenty five of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Our Corporate Information

We were incorporated in Delaware on October 17, 2001. Our principal executive offices are located at 1300 Seaport Boulevard, Suite 500, Redwood City, California, 94063. Our telephone number is (650) 474-8200.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302 and our other product candidates. Clinical trials may not demonstrate efficacy or lead to regulatory approval.

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

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other clinical trial sponsors are required to post the general purpose of these clinical trials, as well as the eligibility criteria, location and contact information of the clinical trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of clinical trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those clinical trials that have been registered with a no-cost, publicly accessible database, such as http://www.clinicaltrials.gov. The Pharmaceuticals and Research Manufacturers of America has also issued voluntary principles for its members to make results from certain clinical trials publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation was introduced in the fall of 2004 to expand www.clinicaltrials.gov and to require the inclusion of clinical trial results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines, and other penalties, all of which could materially harm our business.

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2008, we had a net loss of $18.3 million and an accumulated deficit of $183.6 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2008, will be sufficient to fund our projected operating requirements into the first quarter of 2010, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional HAP product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

As of December 31, 2008, we had 31 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Our contract manufacturers have produced sufficient TH-302 Active Pharmaceutical Ingredient, API, and drug product for the initial stages of our ongoing clinical trials. Additional clinical trial material continues to be manufactured as required. This amount will be partially dependent on the maximum tolerated dose of TH-302 as a single agent and as a combination agent with chemotherapy. In addition, we will need to obtain additional supplies of TH-302 API and drug product to complete our currently initiated Phase 1/2 clinical trials and any other additional trials. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

We may use clinical research organizations to assist in conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to file NDAs, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

We have an issued U.S. patent for the use of orally administered 2DG for the treatment of cancer at certain doses and administration schedules, and we have in-licensed three issued U.S. patents that cover the treatment of certain cancers with 2DG in combination with other specific anti-cancer agents.

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

We have not issued patents or pending patent applications that would prevent others from taking advantage of Hypoxia Activated Prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia activated prodrug product candidates.

Metabolic Targeting by targeting the increased uptake of glucose and the increased reliance on glycolysis as an energy source in cancer cells is not protected by patents, and others may be able to develop competitive drugs using this approach.

We have not issued patents or pending patent applications that would prevent others from taking advantage of targeting the increased uptake of glucose and the increased reliance of glycolysis as an energy source in solid tumors to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our product candidates.

We are dependent on patents and proprietary technology, both our own and those licensed from others. If we or our licensors fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer.

Our commercial success will depend in part on our ability and the ability of our licensors to obtain and maintain patent protection sufficient to prevent others from marketing our product candidates, as well as to defend and enforce these patents against infringement and to operate without infringing the proprietary rights of others. We will only be able to protect our product candidates from unauthorized use by third parties to the extent that valid and enforceable patents cover our product candidates or their manufacture or use if they are effectively protected by trade secrets. If our patent applications do not result in issued patents, or if our patents, or those patents we have licensed, are found to be invalid, we will lose the ability to exclude others from making, using or selling the inventions claimed therein. We have a limited number of patents and pending patent applications.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing the same or related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For glufosfamide, the major European counterparts to the U.S. patent expire in 2009 and the U.S. patent expires in 2014. Patent term extension may not be available for these patents.

We rely on trade secrets and other forms of non-patent intellectual property protection. If we are unable to protect our trade secrets, other companies may be able to compete more effectively against us.

We rely on trade secrets to protect certain aspects of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, especially in the pharmaceutical industry, where much of the information about a product must be made public during the regulatory approval process. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secret information is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to or may not protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

The biotechnology and biopharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For so long as our product candidates are in clinical trials, we believe our clinical activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our clinical investigational drugs progress toward commercialization, the possibility of a patent infringement claim against us increases. While we attempt to ensure that our active clinical investigational drugs and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights, we cannot be certain they do not, and competitors or other parties may assert that we infringe their proprietary rights in any event.

We may be exposed to future litigation based on claims that our product candidates, or the methods we employ to manufacture them, or the uses for which we intend to promote them, infringe the intellectual property rights of others. Our ability to manufacture and commercialize our product candidates may depend on our ability to demonstrate that the manufacturing processes we employ and the use of our product candidates do not infringe third-party patents. If third-party patents were found to cover our product candidates or their use or manufacture, we could be required to pay damages or be enjoined and therefore unable to commercialize our product candidates, unless we obtained a license. A license may not be available to us on acceptable terms, if at all.

Risks Related to Our Industry

If our competitors are able to develop and market products that are more effective, safer or more affordable than ours, or obtain marketing approval before we do, our commercial opportunities may be limited.

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Astrazeneca PLC, Genentech,

Inc., Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar®, marketed by Pfizer, Inc., Erbitux®, marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere®, marketed by the sanofi-aventis Group, DTIC-Dome®, marketed by Bayer Pharmaceuticals Corporation, Xeloda®, marketed by Hoffmann-LaRoche, Inc., Avastin®, marketed by Genentech, Inc., Nexavar®, marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta®, marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Novacea has conducted studies on AQ4N and sanofi-aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Novacea has stopped current clinical development of AQ4N and sanofi-aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of either compound.

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

Our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously, we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). To regain compliance, effective August 20, 2008, we implemented a 1-for-6 reverse stock split of our common stock. After that date, our common stock traded above the minimum $1.00 bid price for at least ten consecutive business days and on September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price requirements. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009 and on December 19, 2008 the suspension was extended to April 20, 2009. Even though we regained compliance with the minimum bid price or other listing requirement, we cannot assure you that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market.

The reverse stock split may have an effect on the trading market for our shares.

The reduction in the number of issued and outstanding shares occasioned by the reverse stock split, on August 20, 2008, resulted in an increase in the market price of our common stock, although such price increase is not necessarily in proportion to the ratio of the reverse stock split. The trading price of our common stock depends on many factors, many which are beyond our control. A higher stock price may increase investor interest and reduce resistance of brokerage firms to recommend the purchase of our common stock. On the other hand, to the extent that negative investor sentiment regarding our common stock is not based on our underlying business fundamentals, the reverse stock split may not overcome such sentiment enough to increase our stock price. In addition, the liquidity of our common stock may be adversely affected by the reduced number of shares outstanding after the reverse stock split, and the reverse stock split increased the number of stockholders who own “odd lots,” which consist of blocks of fewer than 100 shares. Stockholders who hold “odd lots” may be required to pay higher brokerage commissions when they sell their shares and may have greater difficulty in making sales.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern

District of California On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted the defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). Defendants have filed motions to dismiss the second consolidated amended complaint, which are pending. We believe that plaintiffs’ claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of December 31, 2008, our officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 80.6% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act, and under Sections 10(b) and 20(a) of the Exchange Act . Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). Defendants have filed motions to dismiss the second consolidated amended complaint, which are pending. We believe that the plaintiffs’ claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote for our stockholders, through solicitation of proxies or otherwise, in the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NASDAQ Capital Market under the symbol “THLD” since August 20, 2008 and the NASDAQ Global Market from February 4, 2005 to August 19, 2008. Prior to that time there was no public market for our stock. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by the NASDAQ Capital Market and the NASDAQ Global Market for the periods indicated below, respectively. These prices do not include retail markups, markdowns or commissions. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, the prices of our common stock have been retroactively adjusted to reflect the reverse split.

	High	Low
Year Ended December 31, 2008:
First Quarter	$4.56	$2.10
Second Quarter	$2.76	$1.86
Third Quarter	$2.66	$1.25
Fourth Quarter	$1.37	$0.21

Year Ended December 31, 2007:
First Quarter	$24.60	$8.64
Second Quarter	$13.44	$7.14
Third Quarter	$7.80	$3.90
Fourth Quarter	$5.76	$3.06

We estimate that there were approximately 97 holders of record of our common stock as of February 28, 2009.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/2008 to 10/31/2008	—	$—	—	—
11/01/2008 to 11/30/2008	—	$—	—	—
12/01/2008 to 12/31/2008	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1) (2)
Equity compensation plans approved by stockholders	617,098	$8.41	387,595
Equity compensation plans not approved by stockholders	—	—	—

Total	617,098	$8.41	387,595

(1)	Includes 119,165 shares of common stock issuable under our 2004 Employee Stock Purchase Plan.
(2)	On January 1, 2006, and annually thereafter, the authorized shares for the 2004 Equity Incentive Plan will automatically be increased by a number of shares equal to the lesser of:
•	5% of the number of our shares issued and outstanding prior to the preceding December 31;
•	202,401 shares; or
•	an amount determined by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

We are a development stage company. The following selected statement of operations data for the years ended December 31, 2008, 2007 and 2006 and balance sheet data as of December 31, 2008 and 2007 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected statement of operations data for years ended December 31, 2005 and 2004, and balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read together with our financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock and net loss per common share have been retroactively adjusted to reflect the reverse split.

As discussed in Note 9 in Item 8 “Financial Statements and Supplementary Data”, on January 1, 2006, we began accounting for stock options and stock purchase rights under the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which requires the recognition of the fair value of stock-based compensation.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Revenue	$1,440	$1,436	$1,461	$690	$—

Operating expenses:
Research and development (1)	13,440	23,375	46,267	35,991	16,327
General and administrative (1)	6,734	10,411	14,453	11,235	7,649

Total operating expenses	20,174	33,786	60,720	47,226	23,976

Loss from operations	(18,734)	(32,350)	(59,259)	(46,536)	(23,976)
Interest and other income, net	503	1,841	3,729	2,159	443
Interest expense	(61)	(155)	(156)	(31)	(33)

Net loss attributable to common stockholders	(18,292)	(30,664)	(55,686)	$(44,408)	$(23,566)

Net loss per common share:
Basic and diluted	$(1.97)	$(4.97)	$(9.20)	$(9.81)	$(121.51)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	9,275	6,176	6,056	4,529	194

(1) Includes employee and non-employee non-cash stock-based compensation of:
Research and development	$1,504	$2,413	$5,008	$5,951	$2,960
General and administrative	$1,748	$3,496	$5,141	3,470	3,015

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$22,337	$22,693	$52,810	$99,654	$28,665
Working capital	20,292	17,884	43,698	90,655	21,967
Total assets	24,531	25,814	57,034	102,101	32,213
Notes payable, less current portion	—	337	1,247	151	382
Total liabilities	3,117	6,227	12,796	12,733	8,847
Redeemable convertible preferred stock	—	—	—	—	49,839
Total stockholders’ equity (deficit)	21,414	19,587	44,238	89,368	(26,473)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen, disordered blood vessel growth, and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates glufosfamide and 2DG share certain structural characteristics with glucose but act instead as chemotherapeutic toxins when taken up by a cell.

Our focus is on product candidates for the treatment of patients with cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions of most solid tumors. In May 2007, we announced the filing of an IND with the FDA for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety of TH-302 in patients with advanced solid tumors. In October 2008, we reported interim results for this clinical trial. In the first quarter of 2009 we expanded enrollment to explore activity in specific indications and expect to provide top-line results in the second quarter of 2009. In August 2008, we initiated a multi-armed Phase 1/2 clinical trial of TH-302 which includes three separate treatment arms with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors. In September 2008, we also initiated a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. We expect to provide interim results for the two trials in the second quarter of 2009 and we expect to complete enrollment in the fourth quarter of 2009.

•

Glufosfamide is for the potential treatment of patients with cancer. In February 2007, we announced that our Phase 3 clinical trial did not reach its primary endpoint of a statistically significant survival benefit for patients with metastatic pancreatic cancer that relapsed following chemotherapy with gemcitabine. In May 2008, we completed the Phase 3 study and we are conducting no further clinical trials at this time. We plan to partner or seek external funding for the future development of glufosfamide.

•

2DG is our product candidate for the potential treatment of patients with cancer and has been evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This clinical trial began in the first quarter of 2004 and we completed enrollment in the first half of 2008. We presented top-line results for this clinical trial in August 2008. We are not currently planning or conducting any additional clinical trials of 2DG. We plan to partner or seek external funding for the future development of 2DG.

We are working to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. As of December 31, 2008 we had cash, cash equivalents and marketable securities of $22.3 million. The net loss for the year ended December 31, 2008 was $18.3 million, respectively, and the cumulative net loss since our inception through December 31, 2008 was $183.6 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2009 compared to 2008 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of December 31, 2008 will be sufficient to fund our projected operating requirements into the first quarter of 2010, including completing our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Revenue

We have not generated any revenue from the sale of our product candidates since our inception and do not expect to generate any revenue from the sale of our product candidates in the near term. Through 2008, we recognized $5.0 million in revenue related to the upfront payment received in connection with a 2004 agreement with MediBIC for the development of glufosfamide in Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue has been recognized on a straight-line basis over the estimated development period, through December 31, 2008. We are responsible for all development activities under this agreement.

Research and Development Expenses

Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. We recognize expenses as they are incurred. Our accruals for expenses associated with preclinical and clinical studies and contracts associated with clinical materials are based upon the terms of the service contracts, the amount of services provided and the status of the activities. We expect annual research and development expenses will decrease significantly in the future as we progress with a reduced workforce and smaller clinical trials. From inception through December 31, 2008, we incurred an aggregate of $143.9 million on research and development expenses, including non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, finance, patent, accounting and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not staff or only partially staff, including public relations, market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs. From inception through December 31, 2008, we incurred an aggregate of $53.0 million on general and administrative expenses, including non-cash stock-based compensation expense.

Stock-Based Compensation

We recognize stock-based compensation in accordance with the fair value provisions of Statement of Financial Accounting Standards No.123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, except for options granted prior to our initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Refer to the discussion of accounting treatment of stock based compensation below under Critical Accounting Policies.

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenue

For the years ended December 31, 2008 and 2007, we recognized $1.4 million and $1.4 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC for the development of glufosfamide in Japan and several other Asian countries. Revenue was recognized on a straight-line basis through 2008, the development period. We are responsible for all development activities under this agreement.

Research and Development

Research and development expenses were $13.4 million for the year ended December 31, 2008, compared to $23.4 million for the year ended December 31, 2007. The $10.0 million decrease in expenses is due to a $5.8 million decrease in clinical and development expenses, $2.6 million in lower staffing and facilities expenses due to a lower headcount compared to the prior year and $0.7 million in lower consulting expenses. Staffing expenses in 2007 included $0.6 million in severance expenses. In addition, stock-based compensation expense decreased by $0.9 million primarily due to a reduction in the number of employees and consultants compared to the prior year, as well as lower valuations for 2008 stock option grants resulting from a lower stock price.

Research and development expenses by project (in thousands)	Years ended December 31,
	2008	2007	2006
TH-302	$6,876	$5,079	$2,410
Glufosfamide	1,976	11,877	17,018
2DG	414	1,130	1,640
Discovery research	4,174	5,338	9,552
TH-070	—	(49)	15,647

Total research and development expenses	$13,440	$23,375	$46,267

Research and development expenses associated with our internally discovered compound TH-302 were $6.9 million for 2008 and $5.1 million for 2007. The increase of $1.8 million was primarily due to $1.0 in employee related expenses and $0.6 million in clinical and manufacturing expenses. TH-302 continues to progress through the Phase 1 monotherapy clinical trial initiated in July 2007, with enrollment completed in the fourth quarter of 2008. In addition, in the third quarter of 2008, we initiated a Phase 1/2 combination therapy clinical trial of TH-302 which includes three separate treatment arms and a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. Research and development expenses associated with glufosfamide were $2.0 million for 2008 and $11.9 million for 2007. This decrease was primarily due to a $5.8 million decrease in clinical and manufacturing expenses, a $3.3 million decrease in employee-related and stock compensation expenses and a $0.8 million decrease in outside consulting expenses. These declines in expenses were due to completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. Research and development expenses associated with 2DG were $0.4 million for 2008 and $1.1 million for 2007, as we completed enrollment of our 2DG Phase 1 trial in second quarter of 2008 and announced results in third quarter of 2008. We are not currently planning or conducting any additional clinical trials of 2DG. We plan to partner or seek external funding for the future development of 2DG. Discovery research and development expenses were $4.2 million for 2008 and $5.3 million for 2007. The decrease was primarily due to the allocation of resources towards our TH-302 program, and lower staffing and facilities expenses to support our other discovery research programs.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2009 compared to 2008 due to the continued execution of existing clinical trials and beginning of new clinical trials.

General and Administrative

General and administrative expenses were $6.7 million for 2008, compared to $10.4 million for 2007. The $3.7 million decrease reflects $1.8 million in lower staffing and facilities expense, $1.7 million decrease in stock-based compensation, and $0.1 million in lower consulting expenses. Staffing expenses in 2007 included $0.5 million in severance expenses.

We currently expect our general and administrative expenses to remain approximately flat in 2009 compared to 2008.

Interest and Other Income

Interest and other income for 2008 was $0.5 million compared to $1.8 million for 2007. The decrease was primarily due to lower invested cash, cash equivalents and marketable securities balances during 2008 compared to the prior year.

Interest Expense

Interest expense for the years ended December 31, 2008 and 2007 was $0.1 million and $0.2 million, respectively.

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

Research and development expenses associated with glufosfamide were $11.9 million for 2007 and $17.0 million for 2006. This decrease was due to a $4.4 million decrease in clinical and manufacturing expenses and a

$0.7 million decrease in staffing expenses. Research and development expenses associated with our internally discovered compound TH-302 were $5.1 million for 2007 and $2.4 million for 2006, primarily due to the compound’s progress through preclinical studies towards the IND filing in April 2007 and commencement of the Phase 1 clinical trial in July 2007. Research and development expenses associated with 2DG were $1.1 million for 2007 and $1.6 million for 2006, due to $0.1 million decrease in employee-related expenses and a $0.4 million decrease in clinical and manufacturing as the Phase 1 clinical trial nears completion. Discovery research and development expenses were $5.3 million for 2007 and $9.6 million for 2006. The decrease was primarily due to the allocation of resources towards our TH-302 program, and lower staffing and facilities expenses to support our other discovery research programs. Research and development expenses associated with TH-070 were ($49,000) for 2007 and $15.7 million for 2006. This decrease in expenses was due to costs associated with fully-enrolled clinical trials in the 2006 period, followed by the discontinuation and close out of the program beginning in July 2006. For 2007, our payments were less than previously estimated accruals.

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

Interest and Other Income

Interest and other income for 2007 was $1.8 million compared to $3.7 million for 2006. The decrease was primarily due to lower invested cash, cash equivalents and marketable securities balances and lower interest rates during 2007 compared to the prior year.

Interest Expense

Interest expense for the years ended December 31, 2007 and 2006 was $0.2 million and $0.2 million, respectively.

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2008 of $183.6 million. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 1.0 million shares of our common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1.1 million shares of our common stock for net proceeds of $62.4 million. In August 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of our common stock with an exercise price equal to $2.34 per share (subject to adjustment). We received aggregate gross proceeds of $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million.

In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock have been retroactively adjusted to reflect the reverse split.

We had cash, cash equivalents and marketable securities of $22.3 million and $22.7 million at December 31, 2008 and 2007, respectively.

Net cash used in operating activities for the years ended December 31, 2008, 2007 and 2006 was $16.3 million, $29.2 million and $46.4 million, respectively. For the year ended December 31, 2008, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense and depreciation and amortization expenses, offset by a decrease in accrued liabilities and a decrease in deferred revenue. For the year ended December 31, 2007, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense, depreciation and amortization expenses, a decrease in accrued liabilities and a decrease in deferred revenue. For the year ended December 31, 2006, cash used in operations resulted from the net loss for the year after adding back non-cash charges for stock-based compensation expense, depreciation and amortization expenses and deferred revenue.

Net cash provided by investing activities for the year ended December 31, 2008 was $4.4 million, primarily due to proceeds from sales and maturities of investments of $13.7 million, offset by purchases of marketable securities of $9.2 million. Net cash provided by investing activities for the year ended December 31, 2007 was $13.1 million, primarily due to proceeds from sales and maturities of investments of $35.2 million, offset by purchases of marketable securities of $22.1 million. Net cash used in investing activities was $2.4 million for the year ended December 31, 2006, primarily due to purchases of marketable securities of $42.9 million, capital spending of $2.4 million, partially offset by sales of marketable securities of $43.2 million.

Net cash provided by financing activities was $15.9 million for the year ended December 31, 2008, reflecting the $16.8 million net proceeds from the sale of our common stock in August 2008, offset by repayments of notes payable totaling $0.9 for the year. Net cash used in financing activities was $0.9 million for the year ended December 31, 2007, primarily due to repayments of notes payable during the year partially offset by proceeds from the sale of stock under the employee stock purchase plan. Net cash provided by financing activities was $2.3 million for the year ended December 31, 2006, which was primarily attributable to borrowings under a loan and security agreement, net of repayments and to lesser extent cash from stock option exercises and sale of stock under the employee stock purchase plan.

We expect 2009 cash requirements to be in the range of $19.0 million to $21.0 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2008 will be sufficient to fund our projected operating requirements into the first quarter of 2010, including completing our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). On August 13, 2008 our Board of Directors implemented a one for six reverse stock split, effective August 20, 2008, to regain compliance with the minimum bid price requirement. On September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price. Even though we regained compliance with the minimum bid price requirement, we cannot be assured that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $5 million or a market value of at least $15 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009 and on December 19, 2008, the suspension period was extended to April 20, 2009.

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

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at December 31, 2007. At December 31, 2007, all borrowing under this facility had been fully repaid. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At December 31, 2008, the total amount due under this facility was $0.3 million.

We may borrow up to an additional $1.4 million for equipment purchases. The amended agreement requires us to maintain the lower of 85% of our total cash and cash equivalents or $10.0 million at the financial institution. At December 31, 2008, we were in compliance with this covenant.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of December 31, 2008, are as follows (in thousands):

	Within one year	One to three years	Four to five years	After five years	Total
Facilities sublease and lease	$1,398	$2,591	$—	$—	$3,989
Notes payable, principal and interest	343	—	—	—	343
Purchase commitments	1,702	—	—	—	1,702

Total	$3,443	$2,591	$—	$—	$6,034

In November 2004, we entered into an agreement with MediBIC to develop glufosfamide in Japan and several other Asian countries, and received an upfront payment of $5.0 million contingent upon the finalization of the clinical development plan. In July 2005, we finalized the development plan with MediBIC and began recognizing revenue from the upfront payment on a straight-line basis over the development period, through December 31, 2008. We are responsible for all development activities under this agreement. We will also be required to make royalty payments upon product commercialization. We may terminate the agreement at any time by making certain payments ranging from $7.0 million to $15.0 million, depending on the stage of development of the glufosfamide product in Japan.

In August 2003, we entered into an agreement with Baxter for the licensing and development of glufosfamide. Under this agreement, we paid Baxter an upfront license fee of $0.1 million and a $0.1 million development milestone in 2003. We also made a development milestone payment of $1.3 million in November 2004 and we are obligated to make certain additional development milestone payments, with the next payment due in connection with the filing of a new drug application with the FDA for glufosfamide. We will be required to make a milestone payment of $1.0 million within 30 days of filing an NDA for glufosfamide with the FDA. Future milestone payments in connection with the development of glufosfamide and United States and foreign regulatory submissions could total up to $8.0 million, and sales-based milestone payments could total up to $17.5 million. Following regulatory approval, we will be obligated to pay up to mid-single digit royalties to Baxter based on sales of glufosfamide products. We cannot be certain when, if ever, we will have to make development or sales-based milestone or royalty payments to Baxter.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

We incurred net operating losses for the years ended December 31, 2008, 2007 and 2006 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2008, we had accumulated approximately $128 million in both federal and state net operating loss carryforwards to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2013 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2008, we had research credit carryforwards of approximately $1.2 million and $2.5 million for federal and California state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in 2021 through 2028. The California state research credit can be carried forward indefinitely.

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

The fair value of our common stock for options granted through the date of the initial public offering in February 2005 was originally estimated by our board of directors, with input from management. We did not obtain contemporaneous valuations by an unrelated valuation specialist. Subsequently, we reassessed the valuations of common stock relating to grants of options during the period from January 1, 2005 through the date of our initial public offering and the years ended December 31, 2004 and 2003. As disclosed more fully in Note 9 of the notes of our consolidated financial statements, we granted stock options and restricted common stock with exercise prices ranging from $0.96 to $3.18 per share during the period from January 1, 2005 through the date of our initial public offering and the years ended December 31, 2004 and 2003. In addition, we determined that the fair value of our common stock increased from $0.96 to $98.34 per share during that period.

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

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based upon the levels of inputs described below, and unrealized gains and losses are included in accumulated other comprehensive income which is reflected as a separate component of stockholders’ equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are recorded in our statement of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a reduction of interest income.

We adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) in the first quarter of 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our short-term investments primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Our financial assets measured at fair value on a recurring basis include securities available for sale. Securities available for sale include money market funds, government securities, commercial paper and corporate bonds.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 and are currently evaluating the impact of adopting the provisions of FSP 157-2 on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF 07-5 will result in the reclassification of our outstanding warrants from stockholders’ equity to liability, which will require the warrants to be marked to market at each reporting period, with the changes in market value recorded in our consolidated statement of operations. At December 31, 2008, we had warrants outstanding to purchase 3,588,221 shares of common stock at an exercise price of $2.34 per share. We are currently evaluating the impact of the adoption of EITF 07-05 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

We are also exposed to equity price risk inherent in our portfolio of publicly-traded marketable securities. We review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Threshold Pharmaceuticals, Inc.

(a development stage enterprise)

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 present fairly, in all material respects, the financial position of Threshold Pharmaceuticals, Inc. and its subsidiary (the “Company”) (a development stage enterprise) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 and cumulatively for the period from October 17, 2001 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception. Additional financing will be needed to enable the Company to fund the Company’s future operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 13, 2009

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,466	$11,404
Marketable securities	6,871	11,289
Prepaid expenses and other current assets	518	516

Total current assets	22,855	23,209
Property and equipment, net	1,168	2,097
Restricted cash	483	483
Other assets	25	25

Total assets	$24,531	$25,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$840	$1,022
Accrued clinical and development expenses	544	1,240
Accrued liabilities	842	717
Deferred revenue, current portion	—	1,437
Notes payable, current portion	337	909

Total current liabilities	2,563	5,325
Notes payable, less current portion	—	337
Deferred rent	554	565

Total liabilities	3,117	6,227

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares at December 31, 2008 and 150,000,000 shares at December 31, 2007; Issued and outstanding: 15,214,044 and 6,228,056 shares at December 31, 2008 and 2007, respectively.	15	6
Additional paid-in capital	204,999	185,733
Deferred stock-based compensation	(6)	(834)
Accumulated other comprehensive income	19	3
Deficit accumulated during the development stage	(183,613)	(165,321)

Total stockholders’ equity	21,414	19,587

Total liabilities and stockholders’ equity	$24,531	$25,814

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2008
	2008	2007	2006
Revenue	$1,440	$1,436	$1,461	$5,027

Operating expenses:
Research and development	13,440	23,375	46,267	143,866
General and administrative	6,734	10,411	14,453	53,046

Total operating expenses	20,174	33,786	60,720	196,912

Loss from operations	(18,734)	(32,350)	(59,259)	(191,885)
Interest and other income, net	503	1,841	3,729	8,767
Interest expense	(61)	(155)	(156)	(495)

Net loss	(18,292)	(30,664)	(55,686)	(183,613)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(40,862)

Net loss attributable to common stockholders	$(18,292)	$(30,664)	$(55,686)	$(224,475)

Net loss per common share:
Basic and diluted	$(1.97)	$(4.97)	$(9.20)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	9,275	6,176	6,056

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Issuance of restricted common stock to a founder and member of the Board of Directors in October 2001 for cash at $0.12 per share	25,300	$—	$2	$—	$—	$—	$2
Net loss	—	—	—	—	—	(236)	(236)

Balances, December 31, 2001	25,300	—	2	—	—	(236)	(234)
Issuance of restricted common stock to a member of the Board of Directors for cash at $0.96 per share in January 2002	3,795	—	4	—	—	—	4
Issuance of common stock pursuant to exercise of stock options for cash at $0.96 per share	405	—	—	—	—	—	—
Deferred stock-based compensation	—	—	25	(25)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1	—	—	1
Non-employee stock-based compensation	—	—	21	—	—	—	21
Components of other comprehensive income (loss):
Unrealized loss on marketable securities	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(2,458)	(2,458)

Comprehensive loss							(2,459)

Balances, December 31, 2002	29,500	—	52	(24)	(1)	(2,694)	(2,667)
Issuance of common stock pursuant to exercise of stock options for cash at $0.96 per share	1,285	—	1	—	—	—	1
Issuance of a warrant to purchase Series A redeemable convertible preferred stock	—	—	44	—	—	—	44
Beneficial conversion feature related to issuance of Series B redeemable convertible preferred stock	—	—	40,862	—	—	—	40,862
Deemed dividend related to beneficial conversion feature of Series B redeemable convertible preferred stock	—	—	(40,862)	—	—	—	(40,862)
Deferred stock-based compensation, net of cancellations	—	—	2,332	(2,332)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	810	—	—	810
Non-employee stock-based compensation	—	—	256	—	—	—	256
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	164	—	164
Net loss	—	—	—	—	—	(8,303)	(8,303)

Comprehensive loss							(8,139)

Balances, December 31, 2003	30,785	—	2,685	(1,546)	163	(10,997)	(9,695)
Issuance of common stock pursuant to exercise of stock options for cash	586,385	—	878	—	—	—	878
Deferred stock-based compensation, net of cancellations	—	—	20,385	(20,385)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	5,294	—	—	5,294
Non-employee stock-based compensation	—	—	681	—	—	—	681
Repurchase of unvested common stock	(2,073)	—	(6)	—	—	—	(6)

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	(23,566)	(23,566)

Comprehensive loss							(23,625)

Balances, December 31, 2004	615,097	—	24,623	(16,637)	104	(34,563)	(26,473)
Issuance of common stock in an initial public offering for cash of $42.00, per share, net of issuance costs of $4.6 million	1,018,768	1	38,134	—	—	—	38,135
Issuance of common stock for cash of $62.76 per share, net of issuance costs of $4.5 million	1,066,537	1	62,394	—	—	—	62,395
Issuance of common stock pursuant to exercise of warrants	3,211	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	3,425,468	4	49,835	—	—	—	49,839
Issuance of common stock pursuant to stock plans	84,772	—	557	—	—	—	557
Deferred stock-based compensation, net of cancellations	—	—	3,321	(3,321)	—	—	—
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,862)	2,862	—	—	—
Amortization of deferred stock-based compensation	—	—	(416)	5,740	—	—	5,324
Non-employee stock-based compensation	—	—	4,097	—	—	—	4,097
Repurchase of unvested common stock	(8,591)	—	(18)	—	—	—	(18)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	—	(44,408)	(44,408)

Comprehensive loss							(44,488)

Balances, December 31, 2005	6,205,262	6	179,665	(11,356)	24	(78,971)	89,368
Issuance of common stock pursuant to stock plans	46,144	—	518	—	—	—	518
Reversal of deferred stock-based compensation related to employee terminations	—	—	(2,970)	2,970	—	—	—
Amortization of deferred stock-based compensation	—	—	—	4,411	—	—	4,411
Stock-based compensation	—	—	5,738	—	—	—	5,738
Repurchase of unvested common stock	(27,091)	—	(80)	—	—	—	(80)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(55,686)	(55,686)

Comprehensive loss							(55,717)

Balances, December 31, 2006	6,224,315	$6	$182,871	$(3,975)	$(7)	$(134,657)	$44,238
Issuance of common stock pursuant to stock plans	20,151	—	128	—	—	—	128
Reversal of deferred stock-based compensation related to employee terminations	—	—	(304)	304	—	—	—

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Amortization of deferred stock-based compensation	—	—	—	2,837	—	—	2,837
Stock-based compensation	—	—	3,072	—	—	—	3,072
Repurchase of unvested common stock	(16,410)	—	(34)	—	—	—	(34)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(30,664)	(30,664)

Comprehensive loss							(30,654)

Balances, December 31, 2007	6,228,056	$6	$185,733	$(834)	$3	$(165,321)	$19,587
Issuance of common stock and warrants to certain investors, net of issuance costs of $1.5 million	8,970,574	9	16,812	—	—	—	16,821
Issuance of common stock pursuant to stock plans	15,461	—	30	—	—	—	30
Amortization of deferred stock-based compensation	—	—	—	828	—	—	828
Stock-based compensation	—	—	2,424	—	—	—	2,424
Repurchase of unvested common stock	(47)	—	—	—	—	—	—
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(18,292)	(18,292)

Comprehensive loss							(18,276)

Balances, December 31, 2008	15,214,044	$15	$204,999	$(6)	$19	$(183,613)	$21,414

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2008
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(18,292)	$(30,664)	$(55,686)	$(183,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	935	1,040	938	3,730
Stock-based compensation expense	3,252	5,909	10,149	35,794
Amortization of debt issuance costs	—	—	—	44
(Gain) loss on sale of investments, property and equipment	—	9	(41)	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2)	32	16	(543)
Accounts payable	(182)	403	(618)	840
Accrued clinical and development expenses	(696)	(3,080)	(180)	544
Accrued liabilities	125	(1,569)	128	842
Deferred rent	(11)	111	307	554
Deferred revenue	(1,437)	(1,436)	(1,437)	—

Net cash used in operating activities	(16,308)	(29,245)	(46,424)	(141,835)

Cash flows from investing activities:
Acquisition of property and equipment	(30)	(42)	(2,405)	(4,966)
Acquisition of marketable securities	(9,242)	(22,083)	(42,915)	(145,609)
Proceeds from sales and maturities of marketable securities	13,700	35,228	43,238	138,852
Restricted cash	—	—	(291)	(483)

Net cash provided by (used in) investing activities	4,428	13,103	(2,373)	(12,206)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	—	49,839
Proceeds from issuance of common stock, net of offering expenses	16,851	94	438	119,331
Proceeds from issuance of notes payable	—	—	2,616	3,616
Repayment of notes payable	(909)	(998)	(754)	(3,279)

Net cash provided by (used in) financing activities	15,942	(904)	2,300	169,507

Net increase (decrease) in cash and cash equivalents	4,062	(17,046)	(46,497)	15,466
Cash and cash equivalents, beginning of period	11,404	28,450	74,947	—

Cash and cash equivalents, end of period	$15,466	$11,404	$28,450	$15,466

Supplemental disclosures:
Cash paid for interest	$61	$155	$156	$450

Non-cash investing and financing activities:
Deferred stock-based compensation	$—	$(304)	$(2,970)	$19,511

Conversion of redeemable convertible preferred stock	$—	$—	$—	$49,839

Change in unrealized gain (loss) in marketable securities	$16	$10	$(31)	$19

Fair value of redeemable convertible preferred stock warrant	$—	$—	$—	$44

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$—	$40,862

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

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2008, there has been no financial activity related to this entity.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Reverse Stock Split

On August 13, 2008, the Company’s Board of Directors approved a 1-for-6 reverse split of its common stock, following approval by the Company’s stockholders on May 13, 2008. The reverse stock split was effective August 20, 2008. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, on the Company’s consolidated balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. The Company paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split, including fractional shares for the in-the-money stock options. In addition, the number of authorized shares of common stock was reduced from 150,000,000 to 50,000,000. All common share and per share amounts contained in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At December 31, 2008, the Company had an accumulated deficit of $183.6 million. On August 29, 2008, the Company sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of its common stock with an exercise price equal to $2.34 per share (subject to adjustment). The Company received aggregate gross proceeds equal to $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million. The Company’s history of losses and negative cash flows from operations and its reliance on raising additional external funding raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less on the date of purchase, to be cash equivalents. All cash and cash equivalents are held in the United States of America in financial institutions or money market funds, which are unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash represents two certificates of deposit held at a financial institution that serve as collateral for the Company’s facility lease and sublease agreement.

Marketable Securities

The Company classifies its marketable securities as “available-for-sale.” Such marketable securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders’ equity until realized. Realized gains and losses on sale of all such securities are reported in net loss, computed using the specific identification cost method. The Company places its marketable securities primarily in U.S. government securities, money market funds, corporate bonds and commercial paper.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable at December 31, 2008 and 2007 approximates fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

Impairment of long-lived assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”) the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. As of December 31, 2008, the Company has not incurred any such impairment losses.

Related Parties

In March 2008, the Company entered into a License Agreement, for the use of 5,500 square feet of its facilities and laboratory space with Ethos Pharmaceuticals (formerly AllChemie, Inc.), a Delaware corporation. Dr. Harold E. Selick, the Company’s Chief Executive Officer and a member of the board of directors, is the chairman of the board of directors of Ethos Pharmaceuticals. Ethos Pharmaceuticals paid the Company a fee in the aggregate of $0.2 million for the one-year initial term of the License Agreement. In addition, Ethos Pharmaceuticals paid $0.1 million for costs incurred relating to agreed upon services provided by the Company. In January 2009, the License Agreement was terminated at end of the initial term.

The Company’s offering of common stock and warrants, on August 29, 2008, included 980,391 shares of common stock and warrants exercisable for a total of 392,156 shares of common stock sold to entities affiliated with Three Arch Management III, L.L.C. (“Three Arch”). Wilfred E. Jaeger, a member of the Company’s board of directors, is a managing member of Three Arch. In addition included in the offering were 2,941,173 shares of common stock and warrants exercisable for a total of 1,176, 464 shares of common stock sold to entities affiliated with Sutter Hill Ventures, a California Limited Partnership (“Sutter Hill”). Jeffrey R. Bird, a member of the Company’s board of directors, is a managing member of Sutter Hill. Also as part of this offering, certain members of the Company’s management team purchased 245,095 shares and received warrants to purchase 98,038 shares of common stock.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s net loss and unrealized gain (loss) on available-for-sale marketable securities represent the only components of other comprehensive loss.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). In connection with the Company’s agreement with MediBIC, the Company recognizes revenue from the non-refundable, upfront payment ratably over the term of its performance under the agreement. The upfront payment received, pending recognition as revenue, is recorded as deferred revenue and classified as a short-term or long-term liability on the consolidated balance sheet to be recognized over the period of deferral.

Research and development expenses

Research and development expenses are charged to research and development expense as incurred. Research and development expenses consist of salaries and benefits, laboratory supplies, consulting fees and fees paid to third party contract research and manufacturing organizations.

Preclinical and Clinical Trial Accruals

The Company’s preclinical and clinical trials are performed by third party contract research organizations (CROs) and/or clinical investigators, and clinical supplies are manufactured by contract manufacturing organizations (CMOs). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies, and may not match the actual services performed by the organizations. This could result in adjustments to the Company’s research and development expenses in future periods. To date the Company has had no significant adjustments.

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

Stock-based compensation

Beginning January 1, 2006, the Company began accounting for stock-based compensation using the modified prospective transition method prescribed by SFAS No. 123(R) “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board in December 2004. SFAS No. 123(R) requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. See Note 9 “Equity Incentive Plans and Stock Based Compensation” for further discussion.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF 07-5 will result in the reclassification of the Company’s outstanding warrants from stockholders’ equity to liability, which will require the warrants to be marked to market at each reporting period, with the changes in market value recorded in the Company’s consolidated statement of operations. At December 31, 2008 the Company had warrants outstanding to purchase 3,588,221 shares of common stock at an exercise price of $2.34 per share. The Company is currently evaluating the impact of the adoption of EITF 07-05 on its consolidated financial statements.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options, common stock subject to repurchase and warrants. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss attributable to common stockholders	$(18,292)	$(30,664)	$(55,686)

Denominator:
Weighted-average number of common shares outstanding	9,285	6,238	6,232
Less: Weighted-average shares subject to repurchase	(10)	(62)	(176)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	9,275	6,176	6,056

Basic and diluted net loss per common share	$(1.97)	$(4.97)	$(9.20)

The following warrants, outstanding options, common stock subject to repurchase and purchase rights under the Company’s ESPP were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2008	2007	2006
Warrants to purchase common stock	3,588	—	—
Options to purchase common stock	617	497	346
Common stock subject to repurchase	—	20	103
Shares issuable related to the ESPP	8	6	12

NOTE 3—FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 in the first quarter of 2008. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of December 31, 2008:

(in thousands)	Fair Value as of December 31, 2008	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Money market funds	$11,995	$11,995	$—	$—
Corporate bonds	1,228	—	1,228	—
Government securities	5,846	—	5,846	—
Commercial paper	3,047	—	3,047	—

Total cash equivalents and marketable securities	$22,116	$11,995	$10,121	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2008 and 2007:

As of December 31, 2008 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$11,995	$—	$—	$11,995
Corporate bonds	1,229	—	(1)	1,228
Government securities	5,827	19	—	5,846
Commercial paper	3042	5	—	3,047

	22,093	24	(1)	22,116
Less cash equivalents	(15,241)	(4)	—	(15,245)

Total marketable securities	$6,852	$20	$(1)	$6,871

As of December 31, 2007 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,386	$—	$—	$3,386
Corporate bonds	2,353	1	(2)	2,352
Government securities	8,542	3	—	8,545
Commercial paper	7,230	—	—	7,230
Asset-backed securities	793	2	—	795

	22,304	6	(2)	22,308
Less cash equivalents	(11,018)	(1)	—	(11,019)

Total marketable securities	$11,286	$5	$(2)	$11,289

There were no realized gains or losses in 2008 and 2007.

As of December 31, 2008, weighted average days to maturity for the Company’s available for sale securities was 32 days, with the longest maturity being October 2009.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2008 (in thousands):

	In loss position for less than twelve months
As of December 31, 2008 (in thousands):	Fair Value	Unrealized Loss
Corporate bonds	$925	$(1)

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2008 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2008	2007
Computer and office equipment	$866	$866
Laboratory equipment	1,253	1,238
Leasehold improvements	2,795	2,795

	4,914	4,899
Less: Accumulated depreciation and amortization	(3,746)	(2,802)

Total property and equipment, net	$1,168	$2,097

Depreciation and amortization expense was $1.0 million, $1.1 million, $0.9 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2008, respectively.

Certain laboratory, computer and office equipment with a cost basis of approximately $0.6 million is collateral for borrowings under the loan and security agreement with Silicon Valley Bank.

NOTE 5—ACCRUED LIABILITIES

Accrued liabilities comprise the following (in thousands):

	December 31,
	2008	2007
Payroll and employee related expenses	$619	$431
Professional services	101	119
Other accrued expenses	122	167

Total Accrued liabilities	$842	$717

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

In October 2007, the Company adopted a plan to reduce its operating expenses and refocus its research and development efforts. The plan included a reduction of 12 positions in both research and development and general and administrative areas of the Company. As a result of the staffing reduction, the Company incurred severance benefits of approximately $1.2 million in the fourth quarter of 2007. The Company made payments on severance benefits of $1.1 million in the fourth quarter of 2007. The Company paid the remaining balance in the first quarter of 2008.

The following table sets forth an analysis of the restructuring accrual at December 31, 2008 (in thousands):

Severance and benefits
Balance at December 31, 2005	$—
Charges	1,035
Cash paid	(1,035)

Balance at December 31, 2006	$—
Charges	1,156
Cash paid	(1,036)

Balance at December 31, 2007	$120
Charges	—
Cash paid	(120)

Balance at December 31, 2008	$—

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

At December 31, 2008, future principal payments under the amended loan and security agreement are as follows (in thousands):

Year Ending December 31,
2009	$337

Total	$337

Under the amended loan and security agreement, the Company is required to maintain the lower of 85% of its total cash and cash equivalents or $10.0 million with the financial institution. Borrowings under the equipment line of credit are collateralized by the related equipment. At December 31, 2008, the Company was in compliance with all financial covenants in the agreement.

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2009	$1,398
2010	1,462
2011	1,129

Future minimum rental payments	$3,989

Rent expense for the years ended December 31, 2008, 2007, 2006 and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2008 was $1.1 million, $1.3 million, $1.1 million, and $5.4 million, respectively.

The Company’s purchase commitments at December 31, 2008 were $1.7 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

License agreements

In November 2002, the Company entered into an exclusive license agreement with certain individuals for rights to certain patent applications. Under the terms of the agreement, the Company was required to make aggregate upfront payments of approximately $15,000. Based on the early stage of development and the uncertainty of the feasibility of the licensed technology, the upfront fees were expensed immediately as incurred. The Company is also required to make various milestone payments up to $0.7 million in connection with regulatory filings and approvals and additional royalty payments upon product commercialization. No milestone or royalty payments have been made as of December 31, 2008.

In August 2003, the Company entered into an exclusive worldwide license and development agreement with Baxter International and Baxter Healthcare S.A., together Baxter for certain patent rights and technology associated with glufosfamide and its drug candidates in development. Under the terms of the agreement, the Company made an initial upfront payment of $0.1 million and in December 2003, another milestone payment of $0.1 million. In November 2004, the Company made an additional milestone payment of $1.3 million. The Company will be required to make a milestone payment of $1.0 million within 30 days of filing an NDA for glufosfamide with the FDA. Total additional milestone payments in connection with the development of glufosfamide and United States of America and foreign regulatory submissions and approvals could total $8.0 million. In addition, based on the attainment of specified sales thresholds the Company could be required to make payments totaling $17.5 million. The Company will also be required to make royalty payments upon product commercialization. No royalty payments have been made as of December 31, 2008.

In November 2004, the Company entered into an agreement with MediBIC Co. Ltd. (MediBIC) to develop glufosfamide in Japan and several other Asian countries, and received an upfront payment of $5.0 million contingent upon the finalization of the clinical development plan. In July 2005, the Company finalized the development plan with MediBIC and began recognizing revenue from the upfront payment on a straight-line basis over the development period, through December 31, 2008. The Company is responsible for all development activities under this agreement. The Company will also be required to make royalty payments upon product commercialization. The Company may terminate the agreement at any time by making certain payments ranging from $7.0 million to $15.0 million, depending on the stage of development.

The unrecognized portion of the upfront payment has been classified as deferred revenue on the Company’s consolidated balance sheet at December 31, 2007. At December 31, 2008 the upfront payment had been fully recognized.

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

Legal proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, Plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded Plaintiffs leave to file a further amended complaint. On September 19, 2008, Plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4,

2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Act”), and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). Defendants have filed motions to dismiss the second consolidated amended complaint, which are pending. Management believes that Plaintiffs’ claims are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

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

On February 4, 2005, the Company completed its initial public offering of 1.0 million shares of common stock for net proceeds totaling $38.1 million. On October 14, 2005, the Company completed a public offering of 1.1 million shares of its common stock for net proceeds totaling $62.4 million. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2008.

On October 24, 2001, shares of restricted stock were issued to the Company’s founder and member of the Board of Directors under a restricted stock purchase agreement. In August 2005, the founder resigned from the Company and entered into a consulting and stock vesting agreement. Under the terms of this agreement, the vesting of his restricted stock accelerated at December 31, 2005, and compensation expense associated with the accelerated vesting of these options was recorded for his services as a consultant through December 31, 2005. On January 29, 2002, shares of restricted common stock were issued to a member of the Board of Directors under a restricted stock purchase agreement. The shares vest over a six-year period. The unvested shares of common stock are subject to repurchase by the Company in the event of termination of the consulting relationship. As of December 31, 2008 and 2007, for both awards, there were no shares subject to the Company’s right of repurchase.

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

NOTE 9—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2004 Equity Incentive Plan

On April 7, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), and received stockholder approval on January 10, 2005. The 2004 Plan became effective upon the completion of the Company’s initial public offering and provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees and consultants. In 2005, 404,801 shares of common stock were authorized for issuance pursuant to the 2004 Plan, plus any shares which had been reserved but not issued under the 2001 Equity Incentive Plan (the “2001 Plan”) or issued and forfeited after the date of the initial public offering, plus any shares repurchased at or below the original purchase price and any options which expire or become unexercisable after the initial public offering, thereafter plus all shares of common stock restored by the Board of Directors pursuant to the provision of the 2004 Plan that permits options to be settled on a net appreciation basis. The Company will not grant any options under the 2001 Plan after the effectiveness of the 2004 Plan. On January 1, 2006, and annually thereafter, the authorized shares will automatically be increased by a number of shares equal to the lesser of:

•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;

•	202,401 shares; or

•	an amount determined by the Board of Directors.

On December 20, 2005, the Board of Directors approved an addition of 1,214,402 shares for issuance under the 2004 Plan effective January 1, 2006. On April 2, 2007, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2007. On January 15, 2009, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2009.

Activity under the 2001 Plan and 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Shares reserved at Plan inception	202,400	—	$—	$—

Balances, December 31, 2001	202,400	—	—	—
Options granted	(179,992)	179,992	0.96	0.96
Options exercised	—	(405)	0.96	0.96

Balances, December 31, 2002	22,408	179,587	0.96	0.96
Additional shares reserved	506,000	—	—	—
Options granted	(121,092)	121,092	0.96–1.56	0.96
Options exercised	—	(1,285)	0.96	0.96
Options canceled	927	(927)	0.96	0.96

Balances, December 31, 2003	408,243	298,467	0.96–1.56	0.96
Options granted	(370,372)	370,372	1.56–3.18	2.16
Options exercised	—	(586,365)	0.96–3.18	1.50
Options canceled	7,926	(7,926)	0.96–3.18	1.68

Balances, December 31, 2004	45,797	74,548	0.96–3.18	2.70
Additional shares reserved	404,800	—	—	—
Options granted	(157,849)	157,849	3.18–89.88	49.32
Options exercised	—	(75,544)	0.96–3.18	2.94
Options canceled	2,475	(2,475)	34.80–74.70	39.72
Options repurchased	10,664	—	0.96–3.18	2.46

Balances, December 31, 2005	305,887	154,378	0.96–89.88	49.74
Additional shares reserved	202,401	—	—	—
Options granted (1)	(744,228)	744,228	9.30–99.12	41.94
Options exercised	—	(22,023)	1.56–37.56	5.52
Options canceled (1)	530,831	(530,831)	3.18–99.12	62.88
Options repurchased	27,091	—	0.96–3.18	2.94

Balances, December 31, 2006	321,982	345,752	0.96–89.88	15.60
Additional shares reserved	202,401	—
Options granted	(283,396)	283,396	3.84–21.66	11.04
Options exercised	—	(337)	3.18–15.42	14.52
Options canceled	131,672	(131,672)	3.18–84.24	16.62
Options repurchased	16,410	—	1.56–3.18	2.10

Balances, December 31, 2007	389,069	497,139	0.96–89.88	12.72
Options granted	(239,538)	239,538	0.42–3.18	2.84
Options exercised	—	(727)	1.56	1.56
Options canceled	118,852	(118,852)	0.96–89.88	15.14
Options repurchased	47	—	3.13	2.10

Balances, December 31, 2008	268,430	617,098	$0.42–21.66	$8.41

(1)	Includes 362,000 options that had a weighted average exercise price of $74.22, which were canceled and re-granted at an exercise price of $15.42 in September 2006.

At December 31, 2008, stock options outstanding and exercisable by exercise price were as follows:

Option Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.42 – 2.46	73,168	8.85	$1.99	25,307	$2.03
$ 3.18 – 3.18	170,037	9.02	3.18	38,216	3.18
$ 3.84 – 3.84	81,666	8.81	3.84	23,748	3.84
$ 4.92 – 9.06	78,427	7.35	8.76	39,173	8.84
$ 9.24 – 15.30	14,999	8.33	9.73	13,661	9.52
$15.42 – 15.42	139,187	6.12	15.42	108,443	15.42
$15.66 – 20.70	24,234	4.31	18.28	18,190	18.03
$21.66 – 21.66	35,380	7.92	21.66	17,265	21.66

$ 0.42 – 21.66	617,098	7.84	$8.41	284,003	$10.97

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 were $1,000 and $0, respectively. As of December 31, 2008, the ending vested and expected to vest was 609,614 and the aggregate intrinsic value of these options was $1,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2008.

The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 were $400 and $2,000, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $1,000 and $5,000 for the years ended December 31, 2008 and 2007, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

On September 26, 2006, the Company cancelled 362,000 options of 70 eligible employees, consultants and directors that had a weighted average exercise price of $74.22 and re-granted 362,000 options at an exercise price of $15.42, which was the Company’s closing price on September 29, 2006. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of approximately $1.5 million over the weighted average vesting period of the repriced options of 3.0 years. The incremental compensation cost was measured as the fair value of the new stock option award over the fair value of the original stock option award based on the closing price on the date of re-grant. The incremental expense related to the repricing recorded for the years ended December 31, 2008, 2007 and 2006 was not significant.

On February 13, 2009, the Company cancelled 559,665 options of 41 eligible employees, consultants and directors that had a weighted average exercise price of $8.08 and re-granted 559,665 options at an exercise price of $1.30, which was the Company’s closing price on February 17, 2009. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense over the weighted average vesting period of the repriced options.

Before the initial public offering in February 2005, the 2001 Plan allowed options to be exercised prior to vesting. Included in common stock at December 31, 2008 are 234 shares subject to repurchase related to options exercised prior to vesting.

2004 Employee Stock Purchase Plan

Effective with the initial public offering, the Board of Directors approved the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2008, employees had purchased 14,756 shares of common stock under the Purchase Plan at an average price of $1.97. For the year ended December 31, 2007, employees had purchased 19,809 shares of common stock under the Purchase Plan at an average price of $6.17. For the year ended December 31, 2006, employees had purchased 24,105 shares of common stock under the Purchase Plan at an average price of $18.84. At December 31, 2008, plan participants had $15,000 withheld to purchase stock on February 15, 2009, which is included in accrued liabilities on the accompanying consolidated balance sheet. At December 31, 2008, 119,165 shares were authorized and available for issuance under the ESPP.

Directors Compensation Program

In December 2005, the Board of Directors approved revised compensation arrangements for non-employee directors of the Company. Effective January 1, 2006, non-employee directors receive an annual retainer $30,000, and, in addition, chairpersons of the Audit, Compensation and Nominating and Corporate Governance Committees receive annual retainers of $16,000, $14,000, and $10,000, respectively. In May 2005, each non-employee director was granted an option to purchase 15,000 shares of the Company’s common stock under the Company’s 2004 Equity Incentive Plan. In addition, at each annual meeting of stockholders of the Company, each non-employee director who has served as director at least six months prior to such meeting will receive an automatic grant of an option to purchase 2,500 shares of the Company’s common stock. Pursuant to the provisions of the plan, in May 2008, May 2007 and June 2006, each of the five non-employee directors received an automatic grant of 2,500 shares of the Company’s common stock in each respective year. In addition, in November 2008 and April 2007, pursuant to the provisions of the plan, a newly elected non employee director on each respective date received an automatic grant of 5,000 shares.

Stock- based Compensation

On January 1, 2006, the Company adopted the fair value provisions of SFAS No.123(R), “Share-Based Payment.—An Amendment of FASB Statements No. 123 and 95,” using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the years ended December 31, 2008, 2007 and 2006 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the years ended December 31, 2008, 2007 and 2006 based on the recognition of the grant date fair value estimated in accordance with the original provisions of SFAS 123 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the years ended December 31, 2008, 2007 and 2006 based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the years ended December 31, 2008, 2007 and 2006 based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Stock-based compensation expense recognized under SFAS 123(R) and APB 25 in the Company’s consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 related to stock options and ESPP were $3.2 million, $5.9 million and $10.1 million, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006:

	Years ended December 31,
	2008	2007	2006
Employee Stock Options
Risk-free interest rate	3.10%	4.49%	4.59%
Expected life (in years)	5.97	6.00	5.73
Dividend yield	—	—	—
Volatility	83%	77%	77%
Weighted-average fair value of stock options granted	$2.10	$7.68	$26.94

Employee Stock Purchase Plan
Risk-free interest rate	2.14%	4.55%	5.00%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—
Volatility	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.94	$2.34	$6.78

To determine the expected term of the Company’s employee stock options granted during the years ended December 31, 2008, 2007 and 2006, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the years ended December 31, 2008, 2007 and 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the years ended December 31, 2008, 2007 and 2006 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the Company’s initial public offering in February 2005, the Company issued options to certain employees under the 2001 Plan with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures. Through December 31, 2008, the Company amortized approximately $19.5 million of such compensation expense, net of forfeitures, with approximately $0.8 million, $2.8 million and $4.4 million being amortized for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $2.4 million, $2.9 million and $4.7 million of stock-based compensation expense related to stock options granted and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the years ended December 31, 2008, 2007 and 2006, respectively, in addition to the amortization of deferred compensation above. As of December 31, 2008, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $2.6 million before estimated forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.6 years.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis, as the stock options are earned. The Company issued options to non-employees, which generally vest ratably over the time period the Company expects to receive services from the non-employee. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.00%	4.25%	4.63%
Expected life (in years)	6.02	4.53	6.12
Dividend yield	—	—	—
Expected volatility	83%	77%	77%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $26,000, $0.1 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Total stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expense:
Research and development	$1,504	$2,413	$5,008
General and administrative	1,748	3,496	5,141

	$3,252	$5,909	$10,149

NOTE 10—INCOME TAXES

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2008	2007	2006
U.S. federal taxes (benefit) at statutory rate	$(6,219)	$(10,426)	$(18,933)
State federal income tax benefit	(1,132)	(1,840)	(3,642)
Unutilized (utilized) net operating losses	6,549	11,353	20,316
Stock-based compensation	602	582	1,068
Research and development credits	(347)	(726)	(1,702)
Tax assets not benefited	543	1,051	2,884
Other	4	6	9

Total	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007	2006
Capitalized start-up costs	$330	$401	$408
Net operating loss carryforwards	48,545	51,248	40,729
Research and development credits	2,903	4,795	5,250
Deferred stock compensation	8,890	8,300	6,620
Other (accruals, reserves, depreciation)	1,238	1,597	1,983

Total deferred tax assets	61,906	66,341	54,990
Less: Valuation allowance	(61,906)	(66,341)	(54,990)

	$—	$—	$—

At December 31, 2008 the Company had federal and state net operating loss carryforwards of approximately $128 million and $86 million, respectively, available to offset future taxable income. Approximately $1.1 million of the net operating loss carryforwards is attributable to employee stock option deductions, the benefit from which will be credited to additional paid-in capital if subsequently utilized in future years. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2013, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2008, the Company had federal research and development tax credits of approximately $1.2 million, which will expire in years 2021 through 2028, and state research and development tax credits of approximately $2.5 million, which have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance decreased by $4.4 million for the year ended December 31, 2008 and increased by $11.4 million and $23.9 million for the years ended December 31, 2007 and 2006.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.5 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and the Company therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. The Company does not believe that its unrecognized tax benefits will change significantly over the next twelve months.

The following table summarizes the activity related to our gross unrecognized tax benefits:

(in thousands)	2008	2007
Gross unrecognized tax benefits at January 1,	$1,506	$1,506
Gross decrease related to prior year tax positions	(406)	—
Gross increases related to current year tax positions	—	—

Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Gross unrecognized tax benefits at December 31,	$1,100	$1,506

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008 and 2007, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) Plan to provide a retirement savings program for the employees of the Company. The 401(k) Plan is maintained for the exclusive purpose of benefiting the 401(k) Plan participants. The 401(k) Plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2008, the Company has not made any contributions to the 401(k) Plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2008. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations.

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$359	$359	$362	$360

Net loss attributable to common stockholders	$(4,975)	$(3,965)	$(4,558)	$(4,794)

Net loss per common share, basic and diluted	$(0.80)	$(0.64)	$(0.49)	$(0.32)

Weighted average number of shares used in basic and diluted net loss per common share calculations	6,219	6,232	9,392	15,213

2007
(in thousands, except per share data)
Revenue	$359	$359	$359	$359

Net loss attributable to common stockholders	$(9,059)	$(7,638)	$(6,559)	$(7,408)

Net loss per common share, basic and diluted	$(1.47)	$(1.24)	$(1.06)	$(1.19)

Weighted average number of shares used in basic and diluted net loss per common share calculations	6,143	6,159	6,180	6,201

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Director, Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our Chief Executive Officer and Senior Director, Finance and Controller is appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Senior Director, Finance and Controller concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Director, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008 and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008 and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008 and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008 and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2008 and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of PricewaterhouseCoopers LLP are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(2)	Amended and Restated Bylaws of the Registration

3.3(10)	Certificate of Designations of Rights, Powers and Preferences of Series A Participating Preferred Stock of Registrant

3.4(30)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

4.1(3)	Specimen Certificate evidencing shares of common stock

4.3(3)	Amended and Restated Investor Rights Agreement dated as of November 17, 2003 among the Registrant and the parties listed therein

4.4(3)	Form of Amendment No. 1 to Amended and Restated Investor Rights Agreement among the Registrant and certain parties to the Amended and Restated Investor Rights Agreement

4.5(10)	Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between Registrant and Mellon Investor Services LLC

4.6(10)	Form of Rights Certificate

4.6(26)	Form of Warrant

4.7(27)	Amendment to Preferred Shares Rights Agreement dated as of July 10, 2008 among the Registrant and Mellon Investor Services LLC

10.1(3)+	2001 Equity Incentive Plan

10.3(3)+	2004 Employee Stock Purchase Plan

10.6†(3)	Agreement between the Registrant, Baxter International Inc., a Delaware corporation, and Baxter Oncology GmbH, a German corporation, dated as of August 5, 2003

10.7†(3)	Exclusive License Agreement by and between the Registrant, Dr. Theodore Lampidis and Dr. Waldemar Priebe, dated as of November 11, 2002

10.8(3)	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 27, 2003

EXHIBIT NUMBER	DESCRIPTION
10.9(3)+	Form of Indemnification Agreement by and between the Registrant and its officers and directors

10.10(11)†	Agreement by and between the Registrant and Aziende Chimiche Riunite Angelini Francesco - Acraf S.p.a. dated as of June 24, 2004

10.11(3)	Sublease by and between the Registrant and ArQule, Inc. dated as of August 31, 2004

10.12(3)	Offer Letter by and between the Registrant and William A. Halter dated as of September 3, 2004

10.13(3)	Offer Letter by and between the Registrant and George G.C. Parker dated as of September 3, 2004

10.14†(3)	Development Agreement by and between the Registrant and MediBIC Co. Ltd., dated as of November 30, 2004

10.15(3)+	Form of Change of Control Severance Agreement by and between the Registrant and each of Harold E. Selick, Janet I. Swearson, Mark G. Matteucci and Alan Colowick

10.18(3)	Letter Agreement amending Development Agreement by and between the Registrant and MediBIC Co. Ltd.

10.19(4)+	Employment Letter Agreement by and between the Registrant and Alan B. Colowick dated October 25, 2004

10.20(5)+	2004 Amended and Restated Equity Incentive Plan

10.21(6)+	Consulting Agreement and Amendment to Stock Vesting Agreement by and between the Registrant and Dr. George F. Tidmarsh dated August 18, 2005

10.22(7)+	Offer Letter by and between the Registrant and Michael S. Ostrach dated as of September 2, 2005

10.24(8)	Triple Net Space Lease by and between the Registrant and Pacific Shores Investors, LLC, dated January 31, 2006

10.25(9)	Form of Notice of Grant of Stock Options and Stock Option Agreement

10.26(12)	Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated April 7, 2006

10.27(13)+	Agreement and Release by and between the Registrant and Janet I. Swearson dated August 9, 2006

10.29(14)	Advisory Board Agreement by and between the Registrant and Alan B. Colowick dated October 14, 2006

10.30(15)+	Change of Control Severance Agreement by and between the Registrant and Michael S. Ostrach

10.31(16)+	Change of Control and Severance Agreement by and between the Registrant and Michael K. Brawer dated November 3, 2007

10.32(17)+	Change of Control and Severance Agreement by and between the Registrant and Kevin R. Kaster dated April 2, 2007

10.33(18)+	Change of Control and Severance Agreement by and between the Registrant and Cathleen P. Davis dated April 2, 2007

10.34(19)+	Offer Letter by and between the Registrant and John G. Curd dated October 3, 2007.

10.35(20)+	Change of Control and Severance Agreement by and between the Registrant and John G. Curd dated October 19, 2007

10.36(21)+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007.

EXHIBIT NUMBER	DESCRIPTION
10.37(22)+	Amended offer letter by and between the Registrant and Michael K. Brawer, M.D. dated August 1, 2007.

10.38(23)+	Agreement and Release by and between the Registrant and Cathleen P. Davis dated November 2, 2007.

10.39(24)+	Agreement and General Release dated November 3, 2007 by and between Threshold Pharmaceuticals, Inc. and Kevin Kaster.

10.40(25)+	Agreement and General Release dated November 16, 2007 by and between Threshold Pharmaceuticals, Inc. and Michael Brawer.

10.42(28)	Form of Securities Purchase Agreement dated July 9, 2008

10.41(29)+	Form of Amended and Restated Change of Control Severance Agreement dated November 19, 2008

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(3)	Filed as the like number exhibit to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004, and incorporated herein by reference.

(4)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on May 13, 2005, and incorporated herein by reference.

(5)	Filed as the like number exhibit to our Current Report on Form 8-K filed on May 24, 2005, and incorporated herein by reference.

(6)	Filed as Exhibit 10.20 to our Current Report on Form 8-K filed on August 19, 2005, and incorporated herein by reference.

(7)	Filed as the like number exhibit to our Current Report on Form 8-K filed on September 16, 2005, and incorporated herein by reference.

(8)	Filed as the like number exhibit to our Current Report on Form 8-K filed on February 9, 2006, and incorporated herein by reference.

(9)	Filed as the like number exhibit to our Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference.

(10)	Filed as the like number exhibit to our Current Report on Form 8-K filed on August 9, 2006, and incorporated herein by reference.

(11)	Filed as the like number exhibit to our Annual Report on Form 10-K filed on March 28, 2006, and incorporated herein by reference.

(12)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on May 15, 2006, and incorporated herein by reference.

(13)	Filed as the like number exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2006, and incorporated herein by reference.

(14)	Filed as Exhibit 10.29 to our Current Report on Form 10-K filed on March 15, 2007, and incorporated herein by reference.

(15)	Filed as Exhibit 10.27 to our Current Report on Form 8-K filed on August 9, 2006, and incorporated herein by reference.

(16)	Filed as Exhibit 10.31 to our Annual Report on Form 10-K filed on March 15, 2007, and incorporated herein by reference.

(17)	Filed as Exhibit 10.32 to our Current Report on Form 8-K filed on April 4, 2007, and incorporated herein by reference.

(18)	Filed as exhibit 10.33 to our Current Report on Form 8-K filed on April 4, 2007, and incorporated herein by reference.

(19)	Filed as Exhibit 10.34 to our Current Report on Form 8-K filed on October 25, 2007, and incorporated herein by reference.

(20)	Filed as Exhibit 10.35 to our Current Report on Form 8-K filed on October 25, 2007, and incorporated herein by reference.

(21)	Filed as Exhibit 10.36 to our Current Report on Form 8-K filed on November 2, 2007, and incorporated herein by reference.

(22)	Filed as exhibit 10.34 to our Current Report on Form 8-K filed on August 6, 2007, and incorporated herein by reference.

(23)	Filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed on November 7, 2007, and incorporated herein by reference.

(24)	Filed as Exhibit 10.38 to our Current Report on Form 8-K filed on November 26, 2007, and incorporated herein by reference.

(25)	Filed as Exhibit 10.39 to our Current Report on Form 8-K filed on November 26, 2007, and incorporated herein by reference.

(26)	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2008, and incorporated herein by reference.

(27)	Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on July 14, 2008, and incorporated herein by reference.

(28)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2008, and incorporated herein by reference.

(29)	Filed as Exhibit 10.41 to our Current Report on Form 8-K filed on November 21, 2008, and incorporated herein by reference.

(30)	Filed herewith.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

March 13, 2009	By:	/s/ HAROLD E. SELICK, PH.D.
Harold E. Selick, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D. Harold E. Selick, Ph.D.	Chief Executive Officer (principal executive officer)	March 13, 2009

/s/ JOEL A. FERNANDES Joel A. Fernandes	Senior Director, Finance and Controller (principal financial and accounting officer)	March 13 2009

/s/ JEFFREY W. BIRD, M.D. Jeffrey W. Bird, M.D.	Director	March 13, 2009

/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 13, 2009

/s/ WILLIAM A. HALTER William A. Halter	Director	March 13, 2009

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 13, 2009

/s/ WILFRED E. JAEGER, M.D. Wilfred E. Jaeger, M.D.	Director	March 13, 2009

/s/ GEORGE G. C. PARKER, PH.D. George G. C. Parker, Ph.D.	Director	March 13, 2009