Form 10-Q
period 2009-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2009-05-07
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2009, there were 15,222,605 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2009

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,342	$15,466
Marketable securities	4,919	6,871
Prepaid expenses and other current assets	396	518

Total current assets	17,657	22,855
Property and equipment, net	953	1,168
Restricted cash and other assets	508	508

Total assets	$19,118	$24,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228	$840
Accrued clinical and development expenses	629	544
Accrued liabilities	739	842
Notes payable, current portion	99	337

Total current liabilities	1,695	2,563
Warrant liability	1,938	—
Deferred rent	529	554

Total liabilities	4,162	3,117
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 50,000,000 shares; issued and outstanding: 15,222,605 shares at March 31, 2009 and 15,214,044 shares at December 31, 2008	15	15
Additional paid-in capital	205,627	204,999
Deferred stock-based compensation	—	(6)
Accumulated other comprehensive income	2	19
Deficit accumulated during the development stage	(190,688)	(183,613)

Total stockholders’ equity	14,956	21,414

Total liabilities and stockholders’ equity	$19,118	$24,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2009
	2009	2008
Revenue	$—	$359	$5,027

Operating expenses:
Research and development	3,499	3,181	147,365
General and administrative	1,672	2,331	54,718

Total operating expenses	5,171	5,512	202,083

Loss from operations	(5,171)	(5,153)	(197,056)
Interest income, net	39	199	8,806
Interest and other expense	(1,411)	(21)	(1,906)

Net loss	(6,543)	(4,975)	(190,156)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(40,862)

Net loss attributable to common stockholders	$(6,543)	$(4,975)	$(231,018)

Net loss per common share:
Basic and diluted	$(0.43)	$(0.80)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	15,218	6,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(6,543)	$(4,975)	$(190,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	246	3,910
Stock-based compensation expense	625	1,104	36,419
Change in common stock warrant value	1,406	—	1,406
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	122	(103)	(421)
Accounts payable	(612)	(407)	228
Accrued clinical and development expenses	85	(277)	629
Accrued liabilities	(103)	189	739
Deferred rent	(25)	9	529
Deferred revenue	—	(359)	—

Net cash used in operating activities	(4,865)	(4,573)	(146,700)

Cash flows from investing activities:
Acquisition of property and equipment	(5)	(23)	(4,971)
Acquisition of marketable securities	(3,000)	(2,725)	(148,609)
Proceeds from sales and maturities of marketable securities	4,975	9,050	143,827
Restricted cash	—	—	(483)

Net cash provided by (used in) investing activities	1,970	6,302	(10,236)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	9	15	119,340
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	(238)	(221)	(3,517)

Net cash (used in) provided by financing activities	(229)	(206)	169,278

Net increase (decrease) in cash and cash equivalents	(3,124)	1,523	12,342
Cash and cash equivalents, beginning of period	15,466	11,404	—

Cash and cash equivalents, end of period	$12,342	$12,927	$12,342

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of EITF 07-5	$532	$—	$532

Change in unrealized gain (loss) on marketable securities	$(17)	$(1)	$2

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At March 31, 2009, the Company had an accumulated deficit of $190.7 million. The Company’s history of losses and negative cash flows from operations and its reliance on raising additional external funding raises substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangement; and/or

•	public or private debt.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ( “SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company adopted SFAS No. 157 in the first quarter of 2008 and the impact of adopting the provisions of FSP 157-2 in the first quarter of 2009, on its consolidated financial statements was not material.

In May 2008, the Financial Account Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard did not have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company adopted EITF 07-5 on January 1, 2009. See Note 3 — Stockholders’ Equity below for discussion of the impact of the adoption of EITF 07-5 on the Company’s outstanding stock warrants and its consolidated financial statements.

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption the FSPs will have on its consolidated financial statements.

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

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(6,543)	$(4,975)

Denominator:
Weighted average common shares outstanding	15,218	6,232
Less: Weighted average unvested common shares subject to repurchase	—	(13)

Denominator for basic and diluted calculations	15,218	6,219

Basic and diluted net loss per share	$(0.43)	$(0.80)

The following outstanding warrants, options, purchase rights under the Company’s 2004 Employee Stock Purchase Plan and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2009	2008
Shares issuable upon exercise of warrants	3,588	—
Shares issuable upon exercise of stock options	901	650
Shares issuable related to the ESPP	8	7
Common shares subject to repurchase	—	5

NOTE 3— STOCKHOLDERS’ EQUITY

Common Stock Warrants

On August 29, 2008, the Company sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share for aggregate gross proceeds equal to $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million. As part of the sale of common stock, the Company also issued warrants exercisable for a total of 3,588,221 shares of its common stock to the investors. The warrants have a five-year term and an exercise price equal to $2.34 per share of common stock. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. The common stock and warrants were previously recorded in stockholders equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and FSP 00-19-2, “Accounting for Registration Payment Arrangements.”

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 on January 1, 2009, resulted in the reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.

At January 1, 2009 and March 31, 2009, the Company had warrants outstanding to purchase 3,588,221 shares of common stock. The Company fair valued the warrants using a Black Scholes valuation model. The fair value of these warrants on the date of adoption of January 1, 2009 and on March 31, 2009 was determined using a Black Scholes valuation model with the following assumptions:

	January 1, 2009	March 31, 2009
Risk-free interest rate	1.72%	1.71%
Expected life (in years)	4.66	4.42
Dividend yield	—	—
Volatility	70%	74%
Stock price	$0.57	$1.23

On January 1, 2009, Company recorded a cumulative effect of change in accounting principle adjustment to its deficit accumulated during development stage of $0.5 million and a corresponding reclassification of the Company’s outstanding warrants from stockholder’s equity to warrant liability. In addition, at March 31, 2009 the change in fair value of the warrants resulted in a $1.4 million adjustment to interest and other expense in the consolidated statement of operations and a corresponding increase to the warrant liability.

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

NOTE 4— STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with the fair value provisions of Statement of Financial Accounting Standards No.123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three months ended March 31, 2009 and 2008 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three months ended March 31, 2009 and 2008, based on the recognition of the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three months ended March 31, 2009 and 2008, based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three months ended March 31, 2009 and 2008, based on the grant date intrinsic value over the service period, which is generally the vesting period, in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence.

Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 related to stock options and ESPP was $0.6 million and $1.1 million, respectively. Stock-based compensation expense for the three months ended March 31, 2009 and 2008, included $6,000 and $0.5 million, respectively, related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2009 and 2008:

	Three Months ended March 31,
	2009	2008
Employee Stock Options
Risk-free interest rate	1.66%	3.12%
Expected life (in years)	5.16	6.02
Dividend yield	—	—
Volatility	84%	83%
Weighted-average fair value of stock options granted	$0.44	$2.22
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.71%	2.0%
Expected life (in years)	1.25	1.25
Dividend yield	—	—
Volatility	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.53	$1.08

To determine the expected term of the Company’s employee stock options granted during the three months ended March 31, 2009 and 2008, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three months ended March 31, 2009 and 2008, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three months ended March 31, 2009 and 2008 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. Through March 31, 2009, the Company had amortized all $19.5 million of such compensation expense, net of forfeitures, with approximately $6,000 and $0.5 million being amortized in the three months ended March 31, 2009 and 2008, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $0.6 million and $0.6 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three months ended March 31, 2009 and 2008, respectively, in addition to the amortization of deferred compensation above. As of March 31, 2009, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $2.3 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.5 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $3,000 and $15,000 for the three months ended March 31, 2009 and 2008, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense:
Research and development	$283	$439
General and administrative	342	665

	$625	$1,104

Equity Incentive Plans

2004 Equity Incentive Plan During the three months ended March 31, 2009, the Company granted stock options to purchase 330,200 shares at an average exercise price of $0.80 per share under the 2004 Equity Incentive Plan. At March 31, 2009, 185,608 shares were authorized and available for issuance under the stock option plan.

On February 13, 2009, the Company cancelled 559,665 options of 37 eligible employees, consultants and directors that had a weighted average exercise price of $8.08 and re-granted 559,665 options at an exercise price of $1.30, which was the Company’s closing price on February 17, 2009. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of approximately $0.2 million over the weighted average vesting period of the repriced options of 2.2 years. The incremental compensation cost was measured as the fair value of the new stock option award over the fair value of the original stock option award based on the closing price on the date of re-grant. The incremental expense related to the repricing recorded for the three months ended March 31, 2009 was not significant.

The following table summarizes stock option activity under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	617,098	$8.41	—	—
Granted	889,865	$1.11	—	—
Exercised	(1,055)	$0.96	—	—
Forfeitures	(604,642)	$8.56	—	—

Outstanding at March 31, 2009	901,266	$1.11	8.79	$150,387

Vested and expected to vest March 31, 2009	885,810	$1.11	8.78	$147,058
Exercisable at March 31, 2009	75,173	$1.18	8.42	$10,356

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at March 31, 2009. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was less than $1,000, determined at the date of the option exercise. Cash received from stock option exercises was $1,000 for the three months ended March 31, 2009. There were no stock options exercised during the three months ended March 31, 2008. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan For the three months ended March 31, 2009, plan participants had purchased 7,506 shares at an average purchase price of $1.05. At March 31, 2009, plan participants had $12,000 withheld to purchase stock on August 14, 2009, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2009, 111,659 shares were authorized and available for issuance under the ESPP.

NOTE 5— FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP-2 delays the effective date of FAS 157 for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 in the first quarter of 2008 and FSP 157-2 in the first quarter of 2009.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	Fair Value as of March 31, 2009	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$10,064	$10,064	$—	$—
Certificates of deposit	980	—	980	—
Corporate bonds	1,522	—	1,522	—
U.S. Government securities	2,608	—	2,608	—
Commercial paper	1,798	—	1,798	—

Total cash equivalents and marketable securities	$16,972	$10,064	$6,908	$—

	Fair Value as of December 31, 2008	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$11,995	$11,995	$—	$—
Corporate bonds	1,228	—	1,228	—
U.S. Government securities	5,846	—	5,846	—
Commercial paper	3,047	—	3,047	—

Total cash equivalents and marketable securities	$22,116	$11,995	$10,121	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2009 and December 31, 2008:

As of March 31, 2009 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$10,064	$—	$—	$10,064
Certificates of deposit	980	—	—	980
Corporate bonds	1,526	—	(4)	1,522
U.S. Government securities	2,602	7	(1)	2,608
Commercial paper	1,798	—	—	1,798

	16,970	7	(5)	16,972
Less cash equivalents	(12,053)	—	—	(12,053)

Total marketable securities	$4,917	$7	$(5)	$4,919

As of December 31, 2008 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$11,995	$—	$—	$11,995
Corporate bonds	1,229	—	(1)	1,228
U.S. Government securities	5,827	19	—	5,846
Commercial paper	3,042	5	—	3,047

	22,093	24	(1)	22,116
Less cash equivalents	(15,241)	(4)	—	(15,245)

Total marketable securities	$6,852	$20	$(1)	$6,871

NOTE 6— NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. The Company borrowed $2.6 million under this facility, which is being repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. Borrowings under the equipment line of credit are collateralized by the related equipment. At March 31, 2009, the Company was in compliance with all financial covenants in the agreement.

At March 31, 2009, future principal payments under the amended loan and security agreement were $0.1 million in the remaining nine months of 2009.

NOTE 7— COMMITMENTS AND CONTINGENCIES

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2009 (remaining nine months)	$1,053
2010	1,462
2011	1,129

Total	$3,644

The Company’s purchase commitments at March 31, 2009 were $1.8 million.

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

Legal proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, Plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded Plaintiffs leave to file a further amended complaint. On September 19, 2008, Plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. Management believes that Plaintiffs’ claims are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

NOTE 8— COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(6,543)	$(4,975)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on marketable securities	(17)	(1)

Total comprehensive loss	$(6,560)	$(4,976)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” section in Part II of this quarterly report on Form 10-Q. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking statements. You should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

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

Our focus is on product candidates for the treatment of patients with cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions of most solid tumors. In May 2007, we announced the filing of an investigational new drug application (“IND”) with the FDA for TH-302, and in July 2007, we initiated a Phase 1 clinical trial evaluating the safety of TH-302 in patients with advanced solid tumors. In October 2008, we reported interim results for this clinical trial. In the first quarter of 2009 we expanded enrollment to explore potentially higher dosing of TH-302 every three weeks as well as to further investigate single-agent anti-tumor activity in specific tumor types. We expect to provide top-line results in the second quarter of 2009.

•

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

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. As of March 31, 2009 we had cash, cash equivalents and marketable securities of $17.3 million. The net loss for the three months ended March 31, 2009 was $6.5 million and the cumulative net loss since our inception through March 31, 2009 was $190.7 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2009 compared to 2008 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of March 31, 2009 will be sufficient to fund our projected operating requirements into the first quarter of 2010, including completing our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for three months ended March 31, 2009. For the three months ended March 31, 2008, we recognized revenue of $0.4 million related to the $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. Revenue was fully recognized on a straight-line basis over the estimated development period through 2008. We have no further responsibilities for development activities under this agreement.

Research and Development. Research and development expenses were $3.5 million for the three months ended March 31, 2009 compared to $3.2 million for the three months ended March 31, 2008. The $0.3 million increase in expenses is due primarily to a $0.3 million increase in clinical and development expenses.

Research and development expenses by project (in thousands)	Three months ended March 31,
	2009	2008
TH-302	$2,089	$1,269
Glufosfamide	124	729
2DG	89	153
Discovery research	1,197	1,030

Total research and development expenses	$3,499	$3,181

Research and development expenses associated with our internally discovered compound TH-302 were $2.1 million for the three months ended March 31, 2009 and $1.3 million for the three months ended March 31, 2009. TH-302 continues to progress through the Phase 1 monotherapy clinical trial initiated in July 2007, which in the first quarter of 2009 we expanded enrollment to explore activity in specific indications. In addition, in the third quarter of 2008, we initiated a Phase 1/2 combination therapy clinical trial of TH-302 which includes three separate treatment arms and a Phase 1/2 clinical trial of

TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. Research and development expenses associated with glufosfamide were $0.1 million for the three months ended March 31, 2009 and $0.7 million for the three months ended March 31, 2008. This decline in expenses was due to completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. We plan to partner or seek external funding for the further development of glufosfamide. Research and development expenses associated with 2DG were $0.1 million for the three months ended March 31, 2009 and $0.2 million for the three months ended March 31, 2008, as we completed enrollment of 2DG Phase 1 trial in second quarter of 2008 and announced results in third quarter of 2008. We are not currently planning or conducting further additional clinical trials of 2DG. Discovery research and development expenses were $1.2 million for the three months ended March 31, 2009 compared to $1.0 million for the three months ended March 31, 2008 as we continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2009 compared to 2008 due to continued execution as well as expansion of our existing trials.

General and Administrative. General and administrative expenses were $1.7 million for the three months ended March 31, 2009, compared to $2.3 million for the three months ended March 31, 2008. The decrease of $0.6 million is due to $0.3 million of decrease in stock-based compensation expenses, $0.1 million in lower staffing and facilities expenses and $0.2 million of decreased consulting expenses.

General and administrative expenses are expected to remain approximately the same in 2009 compared to 2008.

Interest Income, Net. Interest income for the three months ended March 31, 2009 was $39,000 compared to $0.2 million for the three months ended March 31, 2008. The decrease was primarily due to lower invested cash balances and, lower interest rates during the three months ended March 31, 2009 compared to the prior year.

Interest and Other Expense. Interest and other expense for the three months ended March 31, 2009 was $1.4 million compared to $21,000 for the three months ended March 31, 2008. The increase was primarily due to the $1.4 million non cash charge related to the change in fair value of the common stock warrants recorded in interest and other expense as a result of our adoption of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) as of January 1, 2009. In accordance with EITF 07-5, stock warrants with certain terms that were previously accounted for as equity must now be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $190.7 million since inception through March 31, 2009. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of its common stock with an exercise price equal to $2.34 per share (subject to adjustment). Net proceeds generated from the offering were $16.8 million. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock have been retroactively adjusted to reflect the reverse split. We had cash, cash equivalents and marketable securities of $17.3 million and $22.3 million at March 31, 2009 and December 31, 2008, respectively, available to fund operations.

Net cash used in operating activities for the three months ended March 31, 2009 and 2008 was $4.9 million and $4.6 million, respectively. The increase of $0.3 million in cash used in operations was primarily attributable to a higher net loss in 2009, partially offset by higher non-cash expenses in 2009.

Net cash provided by investing activities for the three months ended March 31, 2009 and 2008 was $2.0 million and $6.3 million, respectively. The $4.3 million decrease in cash provided by investing activities was due primarily to a decrease in net proceeds from sales and maturities of marketable securities.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $0.2 million and $0.2 million, respectively. The cash used in financing activities in the three months ended March 31, 2009 and 2008 was primarily to repay our outstanding notes payable.

Obligations and Commitments

In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which is being repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At March 31, 2009, the total amount due under this facility was $0.1 million. Borrowings under the equipment line of credit are collateralized by the related equipment. At March 31, 2009, we were in compliance with all financial covenants in the agreement.

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

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of March 31, 2009, are as follows (in thousands):

	Remainder of current year (2009)	One to three years (2010 to 2012)	Four to five years (2013 to 2014)	After five Years	Total
Facilities leases	$1,053	$2,591	$—	$—	$3,644
Notes payable, principal and interest	99	—	—	—	99
Purchase commitments	1,836	—	—	—	1,836

Total	$2,988	$2,591	$—	$—	$5,579

We expect 2009 cash requirements to be in the range of $19.0 million to $21.0 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2009 will be sufficient to fund our projected operating requirements into the first quarter of 2010, including completing our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). On August 13, 2008 our Board of Directors implemented a one for six reverse stock split, effective August 20, 2008, to regain compliance with the minimum bid price requirement. On September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price. Even though we regained compliance with the minimum bid price requirement, we cannot be assured that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $2.5 million or a market value of at least $35 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009. The suspension period was subsequently extended to July 19, 2009.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2009.

There have been no material revisions to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 except as discussed below:

Prior to January 1, 2009, common stock warrants were recorded in stockholders equity in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and FSP 00-19-2, “Accounting for Registration Payment Arrangements.” However in June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5. EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 on January 1, 2009, resulted in the reclassification of our outstanding warrants from stockholders’ equity to liability and a cumulative effect of change in accounting principle on our deficit accumulated during development stage of $0.5 million. In addition, the stock warrants are required to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model may have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ( “SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no impact of the adoption of SFAS No. 141(R) on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted FSP 157-2 in the first quarter of 2008 and the impact of adopting the provisions of FSP 157-2 in the first quarter of 2009 on our consolidated financial statements was not material.

In May 2008, the Financial Account Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard did not have a material impact on our financial statements.

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact the adoption of the FSPs will have on our consolidated financial statements.

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

Based on their evaluation as of March 31, 2009, our chief executive officer and senior director, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2009 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act, and under Sections 10(b) and 20(a) of the Exchange Act . Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. We believe that the plaintiffs’ claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time.

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

In 1997, a public registry of open clinical trials involving drugs intended to treat serious or life-threatening diseases or conditions was established under the Food and Drug Administration Modernization Act, or FDMA, in order to promote public awareness of and access to these clinical trials. Under FDMA, pharmaceutical manufacturers and other clinical trial sponsors are required to post the general purpose of these clinical trials, as well as the eligibility criteria, location and contact information of the clinical trials. Since the establishment of this registry, there has been significant public debate focused on broadening the types of clinical trials included in this or other registries, as well as providing for public access to clinical trial results. A voluntary coalition of medical journal editors has adopted a resolution to publish results only from those clinical trials that have been registered with a no-cost, publicly accessible database, such as http://www.clinicaltrials.gov. The Pharmaceuticals and Research Manufacturers of America has also issued voluntary principles for its members to make results from certain clinical trials publicly available and has established a website for this purpose. Other groups have adopted or are considering similar proposals for clinical trial registration and the posting of clinical trial results. The state of Maine has enacted legislation, with penalty provisions, requiring the disclosure of results from clinical trials involving drugs marketed in the state, and similar legislation has been introduced in other states. Federal legislation was introduced in the fall of 2004 to expand http://www.clinicaltrials.gov and to require the inclusion of clinical trial results in this registry. In some states, such as New York, prosecutors have alleged that a lack of disclosure of clinical trial information constitutes fraud, and these allegations have resulted in settlements with pharmaceutical companies that include agreements to post clinical trial results. Our failure to comply with any clinical trial posting requirements could expose us to negative publicity, fines, and other penalties, all of which could materially harm our business.

Risks Related to Our Financial Performance and Operations

    We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2009, we had a net loss of $6.5 million and the cumulative net loss since our inception through March 31, 2009 was $190.7 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2009, will be sufficient to fund our projected operating requirements into the first quarter of 2010, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional HAP product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

As of March 31, 2009, we had 31 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Our contract manufacturers have produced sufficient TH-302 Active Pharmaceutical Ingredient, API, and drug product for the initial stages of our ongoing clinical trials. Additional clinical trial material continues to be manufactured as required. This amount will be partially dependent on the maximum tolerated dose of TH-302 as a single agent and as a combination agent with chemotherapy. In addition, we will need to obtain additional supplies of TH-302 API and drug product to complete our currently initiated Phase 1/2 clinical trials and any other additional trials. The need for additional supplies may require manufacturing process improvements in TH-302 API and drug product. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis Group, Astrazeneca PLC, Genentech, Inc., Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar ® , marketed by Pfizer, Inc., Erbitux ® , marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere ® , marketed by the sanofi-aventis Group, DTIC-Dome ® , marketed by Bayer Pharmaceuticals Corporation, Xeloda ® , marketed by Hoffmann-LaRoche, Inc., Avastin ® , marketed by Genentech, Inc., Nexavar ® , marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ® , marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva ® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Novacea has conducted studies on AQ4N and sanofi-aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Novacea has stopped current clinical development of AQ4N and sanofi-aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of either compound.

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

Our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously, we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). To regain compliance, effective August 20, 2008, we implemented a 1-for-6 reverse stock split of our common stock. After that date, our common stock traded above the minimum $1.00 bid price for at least ten consecutive business days and on September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price requirements. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009. The suspension period was subsequently extended to July 19, 2009. Even though we regained compliance with the minimum bid price, we cannot assure you that we will be able to maintain compliance with the minimum bid price requirement or other listing requirements in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted the defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase II and Phase III clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. We believe that plaintiffs’ claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

    If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of March 31, 2009, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned in excess of 70% of our common stock, assuming the full exercisability of all outstanding warrants. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2009 to 01/31/2009	—	$—	—	—
02/01/2009 to 02/28/2009	—	$—	—	—
03/01/2009 to 03/31/2009	—	$—	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Threshold Pharmaceuticals, Inc.

Date: May 7, 2009	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	/s/ Joel A. Fernandes
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