Form 10-Q
period 2009-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2009-08-06
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 31, 2009, there were 15,222,605 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2009

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade marks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,278	$15,466
Marketable securities	7,505	6,871
Prepaid expenses and other current assets	386	518

Total current assets	13,169	22,855
Property and equipment, net	782	1,168
Restricted cash and other assets	523	508

Total assets	$14,474	$24,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474	$840
Accrued clinical and development expenses	1,094	544
Accrued liabilities	535	842
Notes payable, current portion	—	337

Total current liabilities	2,103	2,563
Warrant liability	2,619	—
Deferred rent	522	554

Total liabilities	5,244	3,117

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 50,000,000 shares; issued and outstanding: 15,222,605 shares at June 30, 2009 and 15,214,044 shares at December 31, 2008	15	15
Additional paid-in capital	206,120	204,999
Deferred stock-based compensation	—	(6)
Accumulated other comprehensive income	2	19
Deficit accumulated during the development stage	(196,907)	(183,613)

Total stockholders’ equity	9,230	21,414

Total liabilities and stockholders’ equity	$14,474	$24,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2009
	2009	2008	2009	2008
Revenue	$—	$359	$—	$718	$5,027

Operating expenses:
Research and development	4,247	3,020	7,746	6,201	151,612
General and administrative	1,208	1,392	2,880	3,723	55,926

Total operating expenses	5,455	4,412	10,626	9,924	207,538

Loss from operations	(5,455)	(4,053)	(10,626)	(9,206)	(202,511)
Interest income, net	22	106	61	305	8,828
Interest and other expense	(786)	(18)	(2,197)	(39)	(2,692)

Net loss	(6,219)	(3,965)	(12,762)	(8,940)	(196,375)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(6,219)	$(3,965)	$(12,762)	$(8,940)	$(237,237)

Net loss per common share, basic and diluted	$(0.41)	$(0.64)	$(0.84)	$(1.44)

Weighted average number of shares used in per common share calculations: basic and diluted	15,223	6,232	15,220	6,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(12,762)	$(8,940)	$(196,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368	493	4,098
Stock-based compensation expense	1,118	1,902	36,912
Change in common stock warrant value	2,087	—	2,087
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	117	(286)	(426)
Accounts payable	(366)	(419)	474
Accrued clinical and development expenses	550	(421)	1,094
Accrued liabilities	(307)	(138)	535
Deferred rent	(32)	2	522
Deferred revenue	—	(718)	—

Net cash used in operating activities	(9,227)	(8,525)	(151,062)

Cash flows from investing activities:
Acquisition of property and equipment	(12)	(23)	(4,978)
Acquisition of marketable securities	(7,506)	(3,925)	(153,115)
Proceeds from sales and maturities of marketable securities	6,885	12,500	145,737
Restricted cash	—	—	(483)

Net cash provided by (used in) investing activities	(633)	8,552	(12,839)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	9	17	119,340
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	(337)	(446)	(3,616)

Net cash (used in) provided by financing activities	(328)	(429)	169,179

Net increase (decrease) in cash and cash equivalents	(10,188)	(402)	5,278
Cash and cash equivalents, beginning of period	15,466	11,404	—

Cash and cash equivalents, end of period	$5,278	$11,002	$5,278

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of EITF 07-5	$532	$—	$532

Change in unrealized gain (loss) on marketable securities	$(17)	$(8)	$2

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1— ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions. In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009, which is the date that the financial statements were issued.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At June 30, 2009, the Company had an accumulated deficit of $196.9 million. The Company’s history of losses and negative cash flows from operations and its reliance on raising additional external funding raises substantial doubt about the Company’s ability to continue as a going concern.

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

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of these FSPs did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. There was no impact of the adoption of SFAS No. 165 to the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS No. 168 and the Codification does not change GAAP. SFAS No. 168 becomes effective for us for the quarter ending September 30, 2009. The Company does not expect the adoption of SFAS No. 168 to have any impact on the Company’s consolidated financial statements.

NOTE 2— NET LOSS PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(6,219)	$(3,965)	$(12,762)	$(8,940)

Denominator:
Weighted average common shares outstanding	15,223	6,236	15,220	6,234
Less: Weighted average unvested common shares subject to repurchase	—	(4)	—	(12)

Denominator for basic and diluted calculations	15,223	6,232	15,220	6,222

Basic and diluted net loss per share	$(0.41)	$(0.64)	$(0.84)	$(1.44)

The following outstanding warrants, options, purchase rights under the Company’s 2004 Employee Stock Purchase Plan and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of June 30,
	2009	2008
Shares issuable upon exercise of warrants	3,588	—
Shares issuable upon exercise of stock options	961	648
Shares issuable related to the ESPP	9	8
Common shares subject to repurchase	—	3

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 on January 1, 2009, resulted in the reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in the Company’s consolidated statement of operations.

At January 1, 2009 and June 30, 2009, the Company had warrants outstanding to purchase 3,588,221 shares of common stock. The Company determined the fair value of the warrants using a Black Scholes valuation model. The fair value of these warrants on the date of adoption of January 1, 2009 and on June 30, 2009 was determined using a Black Scholes valuation model with the following assumptions:

	January 1, 2009	June 30, 2009
Risk-free interest rate	1.72%	2.09%
Expected life (in years)	4.66	4.17
Dividend yield	—	—
Volatility	70%	77%
Stock price	$0.57	$1.50

On January 1, 2009, Company recorded a cumulative effect of change in accounting principle adjustment to its deficit accumulated during development stage of $0.5 million and a corresponding reclassification of the Company’s outstanding warrants from stockholder’s equity to warrant liability. In addition, the change in fair value of the warrants resulted in a $0.7 million and a $2.1 million change to interest and other expense in the consolidated statement of operations and a corresponding increase to the warrant liability for the three and six months ended June 30, 2009, respectively.

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

NOTE 4— STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with the fair value provisions of Statement of Financial Accounting Standards No.123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three and six months ended June 30, 2009 and 2008 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and six months ended June 30, 2009 and 2008, based on the recognition of the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three and six months ended June 30, 2009 and 2008, based on the recognition of the grant date fair value estimated in accordance with the provisions of SFAS 123(R) over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three and six months ended June 30, 2009 and 2008, based on the grant date intrinsic value over the service period, which is generally the vesting period, in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company accounted for forfeitures upon occurrence.

Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations related to stock options and ESPP was $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively, and was $0.8 million and $1.9 million for the three and six months ended June 30, 2008, respectively. Stock-based compensation expense related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25 was $6,000 for the three and six months ended June 30, 2009, respectively, and was $0.2 million and $0.7 million for the three and six months ended June 30, 2008, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee Stock Options
Risk-free interest rate	2.33%	3.21%	1.70%	3.12%
Expected term (in years)	5.28	5.27	5.17	5.97
Dividend yield	—	—	—	—
Volatility	84%	83%	84%	83%
Weighted-average fair value of stock options granted	$1.33	$1.50	$0.50	$2.16

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.7%	2.0%	0.7%	2.0%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	67%	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.53	$1.08	$0.53	$1.08

To determine the expected term of the Company’s employee stock options granted during the three and six months ended June 30, 2009 and 2008, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and six months ended June 30, 2009 and 2008, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and six months and ended June 30, 2009 and 2008 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation was being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapsed or the options vested, generally four years. Through June 30, 2009, the Company had amortized all $19.5 million of such compensation expense, net of forfeitures, with approximately $6,000 and $6,000 being amortized in the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.7 million being amortized in the three and six months ended June 30, 2008, respectively.

Stock-based compensation expense As required by SFAS 123(R) the Company recognized $0.5 million and $1.1 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three and six months ended June 30, 2009, respectively, and $0.6 million and $1.2 million of stock based compensation for the three and six months ended June 30, 2008, respectively, in addition to the amortization of deferred compensation above. As of June 30, 2009, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $1.8 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.2 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $7,000 and $10,000 for the three and six months ended June 30, 2009, respectively, and $5,000 and $20,000 for the three and six months ended June 30, 2008, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amortization of stock-based compensation:
Research and development	$227	$395	$510	$834
General and administrative	265	404	608	1,068

	$492	$799	$1,118	$1,902

Equity Incentive Plans

2004 Equity Incentive Plan During the six months ended June 30, 2009, the Company granted stock options to purchase 390,600 shares at an average exercise price of $0.97 per share under the 2004 Equity Incentive Plan. At June 30, 2009, 125,208 shares were authorized and available for issuance under the stock option plan.

On February 13, 2009, the Company cancelled 559,665 options of 37 eligible employees, consultants and directors that had a weighted average exercise price of $8.08 and re-granted 559,665 options at an exercise price of $1.30, which was the Company’s closing price on February 17, 2009. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of approximately $0.2 million over the weighted average vesting period of the repriced options of 2.2 years. The incremental compensation cost was measured as the fair value of the new stock option award over the fair value of the original stock option award based on the closing price on the date of re-grant. The incremental expense related to the repricing recorded for the three months ended June 30, 2009 was not significant.

The following table summarizes stock option activity under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	617,098	$8.41	—	—
Granted	950,265	$1.17	—	—
Exercised	(1,055)	$0.96	—	—
Forfeitures	(604,642)	$8.56	—	—

Outstanding at June 30, 2009	961,666	$1.16	8.43	$353,762

Vested and expected to vest June 30, 2009	948,592	$1.16	8.42	$347,925

Exercisable at June 30, 2009	189,013	$1.18	8.09	$65,247

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at June 30, 2009. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was each less than $1,000, determined at the date of the option exercise. Cash received from stock option exercises was $1,000 for each of the six months ended June 30, 2009 and 2008. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan For the three months ended March 31, 2009, plan participants had purchased 7,506 shares at an average purchase price of $1.05. At June 30, 2009, plan participants had $15,000 withheld to purchase stock on August 14, 2009, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2009, 111,659 shares were authorized and available for issuance under the ESPP.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	Fair Value as of June 30, 2009	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,611	$4,611	$—	$—
Certificates of deposit	2,807	—	2,807	—
Corporate bonds	1,559	—	1,559	—
U.S. Government securities	2,107	—	2,107	—
Commercial paper	1,499	—	1,499	—

Total cash equivalents and marketable securities	$12,583	$4,611	$7,972	$—

	Fair Value as of December 31, 2008	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$11,995	$11,995	$—	$—
Corporate bonds	1,228	—	1,228	—
U.S. Government securities	5,846	—	5,846	—
Commercial paper	3,047	—	3,047	—

Total cash equivalents and marketable securities	$22,116	$11,995	$10,121	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2009 and December 31, 2008:

As of June 30, 2009 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,611	$—	$—	$4,611
Certificates of deposit	2,809	—	(2)	2,807
Corporate bonds	1,560	—	(1)	1,559
U.S. Government securities	2,102	5	—	2,107
Commercial paper	1,499	—	—	1,499

	12,581	5	(3)	12,583
Less cash equivalents	(5,078)	—	—	(5,078)

Total marketable securities	$7,503	$5	$(3)	$7,505

As of December 31, 2008 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$11,995	$—	$—	$11,995
Corporate bonds	1,229	—	(1)	1,228
U.S. Government securities	5,827	19	—	5,846
Commercial paper	3,042	5	—	3,047

	22,093	24	(1)	22,116
Less cash equivalents	(15,241)	(4)	—	(15,245)

Total marketable securities	$6,852	$20	$(1)	$6,871

There were no realized gains or losses in the three and six months ended June 30, 2009 and 2008.

As of June 30, 2009, weighted average days to maturity for the Company’s available for sale securities was 65 days, with the longest maturity being February 2010.

The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2009 (in thousands):

	In loss position for less than twelve months
As of June 30, 2009 (in thousands):	Fair Value	Unrealized Loss
Certificates of deposit	$2,562	$(2)
Corporate bonds	1,004	(1)

Total marketable securities	$3,566	$(3)

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of the marketable securities. The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2009 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The Company determined the fair value of the liability associated with its 3.6 million outstanding common stock warrants using a Black-Scholes Model. See detailed discussion in Note 3— Common Stockholders’ Equity.

NOTE 6— NOTES PAYABLE

In April 2006, the Company amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility was determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. The Company borrowed $2.6 million under this facility, which was repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. Borrowings under the equipment line of credit are collateralized by the related equipment. At June 30, 2009, amounts under the amended loan and security agreement were paid in full.

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2009 (remaining six months)	$702
2010	1,462
2011	1,129

Total	$3,293

The Company’s purchase commitments at June 30, 2009 were $2.2 million.

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

Legal proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, Plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded Plaintiffs leave to file a further amended complaint. On September 19, 2008, Plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase 2 and Phase 3 clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. Management believes that Plaintiffs’ claims are without merit and intends to defend against the actions vigorously. The Company cannot reasonably predict the outcome of this matter at this time.

NOTE 8— COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(6,219)	$(3,965)	$(12,762)	$(8,940)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(7)	(17)	(8)

Total comprehensive loss	$(6,219)	$(3,972)	$(12,779)	$(8,948)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

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

Our focus is on product candidates for the treatment of patients with cancer. We have three product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions of most solid tumors. TH-302 is currently in Phase 1 and Phase 1/2 clinical trials, as discussed below. As further discussed below, in May 2009, we reported results from the dose escalation component of the Phase 1 trial and interim results from the Phase 1/2 trials. We expect to present top-line results from the Phase 1 monotherapy trial in the fourth quarter of 2009 and present additional interim results of the two Phase 1/2 combination therapy trials in the fourth quarter of 2009. We also expect to complete enrollment in the Phase 1/2 combination therapy trials in the fourth quarter of 2009.

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

In July 2007, we initiated a Phase 1 clinical trial evaluating the safety of TH-302 in patients with advanced solid tumors. In the first quarter of 2009, we expanded enrollment of this trial, also known as the 401 trial, to explore potentially higher dosing of TH-302 every three weeks as well as to further investigate single-agent anti-tumor activity in specific tumor types. In August 2008, we initiated a multi-armed Phase 1/2 clinical trial of TH-302 which includes three separate treatment arms, with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors. This trial, also known as the 402 trial, is expected to enroll up to 120 patients and will include a dose escalation phase followed by expansion at the maximum tolerated dose (MTD) of TH-302 within four specific indications with 12 patients treated in each indication. In September 2008, we also initiated a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. This trial, also known as the 403 trial, will include up to 36 patients (12-24 in the dose escalation arm).

In May 2009, at the American Society for Clinical Oncology (ASCO) 2009 annual meeting and as part of a company presentation concurrent with the meeting, we presented results from thirty-one patients in the dose escalation component of the Phase 1 clinical trial evaluating the safety and preliminary efficacy of TH-302 as a monotherapy in patients with advanced solid tumors. Partial responses were documented in two patients enrolled in this Phase 1 trial. One patient with refractory small cell lung cancer metastatic to the liver had a partial response (PR), as judged by RECIST (Response Evaluation Criteria In Solid Tumors), at their initial response assessment. The patient had received two cycles of TH-302 at 480 mg/m2 and discontinued from the trial after treatment delay, unrelated to therapy, and disease progression. An additional patient with melanoma metastatic to the lung and liver had a RECIST PR after two cycles of TH-302 at 670 mg/m2. Fifty-eight percent of the 31 patients, who had previously failed a median of 3 prior therapies, achieved stable disease (SD) or better.

The first dose limiting toxicities for TH-302 as a monotherapy were reported in the 670 mg/m2 cohort: one patient developed grade 3 perianal and rectal ulcers and a second patient developed grade 3 oral mucositis associated with dehydration. An intermediate dose of 575 mg/m2 was evaluated and determined to be the MTD. Since nausea and vomiting increased at higher doses of TH-302, standard anti-emetic prophylaxis was recommended at doses that exceed 240 mg/m2. Skin and mucosal adverse events increased with dose and in some patients required dose delays or dose reductions at higher doses. Adverse events of grade 3 or higher were reported in 17 (55%) of 31 patients. Adverse events of grade 3 or higher considered related to study drug were reported in three (10%) patients. Hematologic toxicity was minimal with no grade 3 or grade 4 neutropenia or thrombocytopenia and grade 2 neutropenia reported in two patients (6%), grade 2 thrombocytopenia reported in one (3%) patient, and worsening anemia and lymphopenia in fourteen (45%) and twenty (65%) patients, respectively.

As we reported at the ASCO meeting, in the expansion phase of the Phase 1 monotherapy clinical trial, which included weekly doses of TH-302 at the MTD of 575 mg/m2, the drug continued to be tolerated. There were no new unexpected adverse events, with one of the nine additional patients treated at the MTD of 575 mg/m2 having a dose limiting toxicity (DLT) of grade 3 cheilitis (inflammation of the lips). The initial activity seen in small cell lung cancer and malignant melanoma was further supported by an additional PR in each indication in the initial patients treated in the dose expansion. As reported at the ASCO meeting, two of five patients with small cell lung cancer and two of two patients with metastatic melanoma in the monotherapy trial had achieved a RECIST criteria PR. Dosing once every three weeks is also being evaluated in this trial and dose escalation is ongoing. There was one case of pancytopenia (a reduction in the number of red and white blood cells, as well as platelets) at 670 mg/m2 and one DLT of grade 3 fatigue in the initial patient dosed at 940 mg/m2.

In addition, at the ASCO meeting, we reported interim results from the 402 and 403 Phase 1/2 combination therapy clinical trials. In the 402 trial, 30 patients in the dose-escalation phase had been assessed for response in the trial’s three separate treatment arms.

In the TH-302 plus gemcitabine arm, eleven patients had tumor assessments, three of whom had a PR in the following cancers: ovarian, esophageal and pancreatic. The ovarian response was confirmed, meaning that the RECIST criteria PR was maintained through a subsequent assessment at least 28 days later; the esophageal and pancreatic PRs were unconfirmed. There were six patients with SD, five of whom had ongoing SD lasting for three to eight cycles of chemotherapy.

In the TH-302 plus docetaxel arm, nine patients had tumor assessments, two of whom had a PR in non-small cell lung cancer and anal cancer with both confirmed and ongoing at the time of the presentation. There were five patients with SD, three of whom had ongoing SD lasting for four to five cycles.

In the TH-302 plus pemetrexed arm, ten patients had tumor assessments, two of whom had a PR, both in non small cell lung cancer with both confirmed and ongoing after over six months on treatment. There were five patients with SD, three of whom had ongoing SD lasting for five to nine cycles.

In the 403 trial, three patients had tumor assessments, two of whom had a confirmed PR. The third patient has ongoing SD for 4 cycles.

As reported at the ASCO meeting, hematologic toxicity after administering TH-302 in combination with chemotherapy was higher than might be expected if chemotherapy was administered by itself, but was generally well tolerated and not dose limiting. Skin and mucosal toxicities were TH-302 dose dependent with a trend for increased frequency and greater severity at higher doses. Although these skin and mucosal toxicities have been bothersome in some patients and resulted in dose reductions or delays in therapy, these events have been reversible with an improvement in symptoms between cycles and following dose reductions. Investigations have been initiated to better understand and treat, or prevent, these toxicities.

On August 4, 2009, TH-302 clinical trial results were presented at the World Congress on Lung Cancer Meeting. The presentation summarized results from the 401 and 402 trials of TH-302. Data from these trials were previously discussed at the ASCO Meeting in May 2009. Results from twenty-one patients with relapsed/refractory lung cancer across the two clinical trials were presented in an oral presentation by Dr. Glen Weiss, Director of Thoracic Oncology at the Virginia G. Piper Cancer Center’s Scottsdale Clinical Research Institute.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. As of June 30, 2009 we had cash, cash equivalents and marketable securities of $12.8 million. Our net loss for the six months ended June 30, 2009 was $12.8 million and our cumulative net loss since our inception through June 30, 2009 was $196.9 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2009 compared to 2008 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of June 30, 2009 will be sufficient to fund our projected operating requirements into the first quarter of 2010, including completing our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for three and six months ended June 30, 2009. For the three months and six ended June 30, 2008, we recognized revenue of $0.4 million and $0.7 million, respectively, related to the $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. Revenue was fully recognized on a straight-line basis over the estimated development period through 2008. We have no further responsibilities for development activities under this agreement.

Research and Development. Research and development expenses were $4.2 million for the three months ended June 30, 2009 compared to $3.0 million for the three months ended June 30, 2008. The $1.2 million increase in expenses is due primarily to a $1.0 million increase in clinical and development expenses and a $0.2 million increase in consulting and personnel related expenses. Research and development expenses were $7.7 million for the six months ended June 30, 2009 compared to $6.2 million for the six months ended June 30, 2008. The $1.5 million increase in expenses is due primarily to a $1.3 million increase in clinical and development expenses and a $0.2 million increase in consulting and personnel related expenses.

	Three months ended June 30,		Six months ended June 30,
Research and development expenses by project (in thousands)	2009	2008	2009	2008
TH-302	$3,058	$1,422	$5,147	$2,691
Glufosfamide	26	484	150	1,213
2DG	51	62	140	215
Discovery research	1,112	1,052	2,309	2,082

Total research and development expenses	$4,247	$3,020	$7,746	$6,201

Research and development expenses associated with our internally discovered compound TH-302 were $3.1 million for the three months ended June 30, 2009 and $1.4 million for the three months ended June 30, 2008. Research and development expenses associated with TH-302 were $5.1 million for the six months ended June 30, 2009 and $2.7 million for the six months ended June 30, 2008. TH-302 continues to progress through the Phase 1 monotherapy clinical trial initiated in July 2007, for which in the first quarter of 2009, we expanded enrollment to explore activity in specific indications. In addition, in the third quarter of 2008, we initiated a Phase 1/2 combination therapy clinical trial of TH-302 which includes three separate treatment arms and a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma.

Research and development expenses associated with glufosfamide were $26,000 for the three months ended June 30, 2009 and $0.5 million for the three months ended June 30, 2008. Research and development expenses associated with glufosfamide were $0.2 million for the six months ended June 30, 2009 and $1.2 million for the six months ended June 30, 2008. This decline in expenses was due to the completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. We plan to partner or seek external funding for the further development of glufosfamide.

Research and development expenses associated with 2DG were $0.1 million for the three months ended June 30, 2009 and $0.1 million for the three months ended June 30, 2008, and were $0.1 million for the six months ended June 30, 2009 and $0.2 million for the six months ended June 30, 2008, as we completed enrollment of the 2DG Phase 1 trial in the second quarter of 2008, and announced results in third quarter of 2008. We are not currently planning or conducting further additional clinical trials of 2DG. Discovery research and development expenses were $1.1 million for the three months ended June 30, 2009 compared to $1.1 million for the three months ended June 30, 2008, and were $2.3 million for the six months ended June 30, 2009 compared to $2.1 million for the six months ended June 30, 2008 as we continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2009 compared to 2008 due to the continued execution and expansion of our existing trials.

General and Administrative. General and administrative expenses were $1.2 million for the three months ended June 30, 2009, compared to $1.4 million for the three months ended June 30, 2008. The decrease of $0.2 million is due to lower staffing and facilities expenses.

General and administrative expenses were $2.9 million for the six months ended June 30, 2009, compared to $3.7 million for the six months ended June 30, 2008. The decrease of $0.8 million is due to $0.4 million of decrease in stock-based compensation expenses and $0.4 million in lower consulting expenses and staffing and facilities expenses.

General and administrative expenses are expected to remain approximately the same in 2009 compared to 2008.

Interest Income, Net. Interest income for the three months ended June 30, 2009 was $22,000 compared to $0.1 million for the three months ended June 30, 2008. Interest income for the six months ended June 30, 2009 was $0.1 million compared to $0.3 million for the six months ended June 30, 2008. The decrease was primarily due to lower invested cash balances and, lower interest rates during the three months ended June 30, 2009 compared to the prior year.

Interest and Other Expense. Interest and other expense was $0.8 million and $2.2 million, for the three and six months ended June 30, 2009, respectively, compared to $18,000 and $39,000, for the three and six months ended June 30, 2008, respectively. The increase was primarily due to the $0.7 million and $2.1 million non cash charge for the three and six months ended June 30, 2009, respectively, related to the change in fair value of the common stock warrants recorded in interest and other expense as a result of our adoption of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) as of January 1, 2009. In accordance with EITF 07-5, stock warrants with certain terms that were previously accounted for as equity must now be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $196.9 million since inception through June 30, 2009. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of its common stock with an exercise price equal to $2.34 per share (subject to adjustment). Net proceeds generated from the offering were $16.8 million. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock have been retroactively adjusted to reflect the reverse split. We had cash, cash equivalents and marketable securities of $12.8 million and $22.3 million at June 30, 2009 and December 31, 2008, respectively, available to fund operations.

Net cash used in operating activities for the six months ended June 30, 2009 and 2008 was $9.2 million and $8.5 million, respectively. The increase of $0.7 million in cash used in operations was primarily attributable to a higher net loss in 2009, partially offset by higher non-cash expenses in 2009.

Net cash used in investing activities for the six months ended June 30, 2009 was $0.6 million, compared to net cash provided by investing activities for the six months ended June 30, 2008 of $8.6 million. The $9.2 million decrease in cash used in investing activities was due primarily to a decrease in net proceeds from sales and maturities of marketable securities.

Net cash used in financing activities for the six months ended June 30, 2009 and 2008 was $0.3 million and $0.4 million, respectively. The cash used in financing activities in the six months ended June 30, 2009 and 2008 was primarily to repay our outstanding notes payable.

Obligations and Commitments

In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility was determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which was repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. As of June 30, 2009, the total amount due under this facility was fully paid.

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

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of June 30, 2009, are as follows (in thousands):

	Remainder of current year (2009)	One to three years (2010 to 2012)	Four to five years (2013 to 2014)	After five Years	Total
Facilities leases	$702	$2,591	$—	$—	$3,293
Purchase commitments	2,204	—	—	—	2,204

Total	$2,906	$2,591	$—	$—	$5,497

We expect 2009 cash requirements to be in the range of $19 million to $21 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2009 will be sufficient to fund our projected operating requirements into the first quarter of 2010, including completing our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). On August 13, 2008 our Board of Directors implemented a one for six reverse stock split, effective August 20, 2008, to regain compliance with the minimum bid price requirement. On September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price. Even though we regained compliance with the minimum bid price requirement, we cannot be assured that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $2.5 million or a market value of at least $35 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009. The suspension period was subsequently extended to July 31, 2009. NASDAQ’s enforcement of these rules resumed on August 3, 2009 and NASDAQ does not expect any further extensions of the suspension.

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

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The implementation of these FSPs did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. There was no impact of the adoption of SFAS No. 165 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB

Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS No. 168 and the Codification does not change GAAP. SFAS No. 168 becomes effective for us for the quarter ending September 30, 2009. We do not expect the adoption of SFAS No. 168 will have any impact our consolidated financial statements.

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

Based on their evaluation as of June 30, 2009, our chief executive officer and senior director, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2009 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act, and under Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase 2 and Phase 3 clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. We believe that the plaintiffs’ claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302 and our other product candidates. Clinical trials may not demonstrate efficacy or lead to regulatory approval and preliminary results may not be confirmed.

We will not be able to commercialize our drug candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Our preliminary results from clinical trials of TH-302 may not be confirmed by later analysis or subsequent clinical trials. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2009, we had a net loss of $12.8 million and our cumulative net loss since our inception through June 30, 2009 was $196.9 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2009, will be sufficient to fund our projected operating requirements into the first quarter of 2010, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional HAP product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

As of June 30, 2009, we had 31 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

The reduction in our work force may cause difficulties in conducting operations and maintaining an effective work environment.

The reductions in our work force in August 2006 and October 2007 imposed significant added responsibilities on remaining management and other employees, including the need to consolidate job functions and to conduct operation with fewer employees. This required that we increase our use of various third parties in order to continue and conduct some operations. Our ability to manage our operations and outside relationships will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to do this effectively, it may be difficult for us to execute our business strategy.

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

Our contract manufacturers have produced sufficient TH-302 Active Pharmaceutical Ingredient, API, and drug product to meet the clinical supply demands of our ongoing clinical trials. Additional clinical trial material continues to be manufactured as required. This amount will be partially dependent on the maximum tolerated dose of TH-302 as a single agent and as a combination agent with chemotherapy. We need to obtain additional supplies of TH-302 API and drug product to complete our Phase 1/2 clinical trials and any other additional trials. The need for additional supplies may require manufacturing process improvements in TH-302 API and drug product. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

Although we have one issued patent that covers a category of hypoxia-activated prodrugs, including TH-302, we have no issued patents or pending patent applications that would prevent others from taking advantage of Hypoxia Activated Prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia activated prodrug product candidates.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing the same or related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For glufosfamide, the major European counterparts to the U.S. patent expire in 2009 and the U.S. patent expires in 2014. Patent term extensions may not be available for these patents.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis, AstraZeneca PLC, Genentech, Inc., Bayer Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar®, marketed by Pfizer, Inc., Erbitux®, marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere®, marketed by sanofi-aventis, DTIC-Dome®, marketed by Bayer Pharmaceuticals Corporation, Xeloda®, marketed by Hoffmann-LaRoche, Inc., Avastin®, marketed by Genentech, Inc., Nexavar®, marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta®, marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Novacea has conducted studies on AQ4N and sanofi-aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Novacea has stopped current clinical development of AQ4N and sanofi-aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of either compound.

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

The health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, became law in November 2003 and created a broader prescription drug benefit for Medicare beneficiaries. The MMA also contains provisions intended to reduce or eliminate delays in the introduction of generic drug competition at the end of patent or nonpatent market exclusivity. The impact of the MMA on drug prices and new drug utilization over the next several years is unknown. The MMA also made adjustments to the physician fee schedule and the measure by which prescription drugs are presently paid, changing from Average Wholesale Price to Average Sales Price. The effects of these changes are unknown but may include decreased utilization of new medicines in physician prescribing patterns, and further pressure on drug company sponsors to provide discount programs and reimbursement support programs. There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect reimbursement levels for our future products. In addition, the Centers for Medicare & Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions.

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

Our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously, we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). To regain compliance, effective August 20, 2008, we implemented a 1-for-6 reverse stock split of our common stock. After that date, our common stock traded above the minimum $1.00 bid price for at least ten consecutive business days and on September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price requirements. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009. The suspension period was subsequently extended to July 31, 2009 and NASDAQ’s enforcement of these rules resumed on Monday, August 3, 2009. NASDAQ does not expect any further extensions of the suspension. Even though we regained compliance with the minimum bid price, we cannot assure you that we will be able to maintain compliance with the minimum bid price requirement or other listing requirements in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted the defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase 2 and Phase 3 clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. We believe that plaintiffs’ claims are without merit and intend to defend against the actions vigorously. We cannot reasonably predict the outcome of this matter at this time. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2009, the Annual Meeting of Stockholders of Threshold Pharmaceuticals Inc. was held at our offices in Redwood City, California.

An election of Class II directors was held with the following individuals being elected to our Board of Directors to serve until our 2009 Annual Meeting of Stockholders:

William A. Halter	(12,437,906 votes for, 289,116 votes withheld)
Dr. Wilfred E. Jaeger	(12,438,239 votes for, 288,783 votes withheld)

The Company’s directors whose terms continued after the Annual Meeting are Jeffrey W. Bird, Bruce C. Cozadd, David R. Hoffmann, Dr. Wilfred E. Jaeger, Dr. George C. Parker and Dr. Harold E. Selick.

Other matters voted upon and approved at the meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•

Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 (12,703,153 votes in favor, 14,703 votes opposed, 9,166 votes abstaining).

•

Approval of an amendment to the Company’s 2004 Amended and Restated Equity Incentive Plan to increase the size of the automatic annual option grant to continuing non-employee directors from 2,500 shares to 10,000 shares, effective as of the Company’s 2009 annual meeting (8,610,572 votes in favor, 202,578 votes opposed, 10,509 votes abstaining, 3,903,363 broker non-votes).

•

Approval of an amendment and restatement to the Company’s 2004 Employee Stock Purchase Plan to (a) increase the number of shares of common stock reserved for issuance under the ESPP to 411,659, (b) increase the maximum annual automatic increase in the number of shares reserved for issuance under the ESPP from 83,333 to 100,000, (c) increase the maximum number of shares that any participant may purchase under the ESPP on any single purchase date from 417 to 3,000, and (d) adopt changes to (i) permit administration of the ESPP in accordance with proposed IRS regulations, (ii) clarify the treatment of the ESPP in the event of certain corporate transactions, and (iii) extend the term of the ESPP to ten (10) years from the date of the 2009 annual meeting (8,688,467 votes in favor, 102,727 votes opposed, 32,465 votes abstaining, 3,903,363 broker non-votes).

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

Threshold Pharmaceuticals, Inc.

Date: August 6, 2009	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	/s/ Joel A. Fernandes
Joel A. Fernandes
Senior Director, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.