Form 10-Q
period 2009-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2009-11-05
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-32979

Threshold Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Seaport Boulevard, Suite 500

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

On October 31, 2009, there were 33,562,448 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trade marks, tradenames and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2009	December 31, 2008 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,205	$15,466
Marketable securities	4,284	6,871
Prepaid expenses and other current assets (Note 7)	11,135	518

Total current assets	19,624	22,855
Property and equipment, net	647	1,168
Restricted cash and other assets	609	508

Total assets	$20,880	$24,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$517	$840
Accrued clinical and development expenses	1,274	544
Accrued liabilities (Note 7)	11,439	842
Notes payable, current portion	—	337

Total current liabilities	13,230	2,563
Warrant liability	3,576	—
Deferred rent	505	554

Total liabilities	17,311	3,117

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 50,000,000 shares; issued and outstanding: 15,231,362 shares at September 30, 2009 and 15,214,044 shares at December 31, 2008	15	15
Additional paid-in capital	206,612	204,999
Deferred stock-based compensation	—	(6)
Accumulated other comprehensive income	2	19
Deficit accumulated during the development stage	(203,060)	(183,613)

Total stockholders’ equity	3,569	21,414

Total liabilities and stockholders’ equity	$20,880	$24,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30,
	2009	2008	2009	2008	2009
Revenue	$—	$362	$—	$1,080	$5,027

Operating expenses:
Research and development	3,973	3,672	11,719	9,873	155,585
General and administrative	1,235	1,344	4,115	5,067	57,161

Total operating expenses	5,208	5,016	15,834	14,940	212,746

Loss from operations	(5,208)	(4,654)	(15,834)	(13,860)	(207,719)
Interest income, net	12	109	73	414	8,840
Interest and other expense	(957)	(13)	(3,154)	(52)	(3,649)

Net loss	(6,153)	(4,558)	(18,915)	(13,498)	(202,528)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(6,153)	$(4,558)	$(18,915)	$(13,498)	$(243,390)

Net loss per common share, basic and diluted	$(0.40)	$(0.49)	$(1.24)	$(1.86)

Weighted average number of shares used in per common share calculations: basic and diluted	15,227	9,392	15,223	7,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(18,915)	$(13,498)	$(202,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521	725	4,251
Stock-based compensation expense	1,601	2,566	37,395
Change in common stock warrant value	3,044	—	3,044
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,636)	(11)	(11,179)
Accounts payable	(323)	(667)	517
Accrued clinical and development expenses	730	(244)	1,274
Accrued liabilities	10,515	(60)	11,357
Deferred rent	(49)	(5)	505
Deferred revenue	—	(1,078)	—

Net cash used in operating activities	(13,512)	(12,272)	(155,347)

Cash flows from investing activities:
Acquisition of property and equipment	(23)	(30)	(4,989)
Acquisition of marketable securities	(7,622)	(4,825)	(153,231)
Proceeds from sales and maturities of marketable securities	10,215	12,500	149,067
Restricted cash	—	—	(483)

Net cash provided by (used in) investing activities	2,570	7,645	(9,636)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	18	16,845	119,349
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	(337)	(675)	(3,616)

Net cash (used in) provided by financing activities	(319)	16,170	169,188

Net increase (decrease) in cash and cash equivalents	(11,261)	11,543	4,205
Cash and cash equivalents, beginning of period	15,466	11,404	—

Cash and cash equivalents, end of period	$4,205	$22,947	$4,205

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of EITF 07-5	$532	$—	$532

Change in unrealized gain (loss) on marketable securities	$(17)	$(16)	$2

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions. In connection with the preparation of the condensed consolidated financial statements and in accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 5, 2009, which is the date that the financial statements were issued.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At September 30, 2009, the Company had an accumulated deficit of $203.1 million. On October 5, 2009, the Company sold to certain investors an aggregate of 18,324,599 shares of its common stock for a purchase price equal to $1.86 per share and, for a purchase price equal $0.05, warrants exercisable for a total of 7,329,819 shares of its common stock with an exercise price equal to $2.23 per share (subject to adjustment). The Company received aggregate gross proceeds equal to $35.0 million in connection with the offering. Net proceeds generated from the offering are expected to be approximately $33.1 million. See further discussion of the offering in Note 9 – Subsequent Events.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

In April 2009, the FASB issued guidance now codified as ASC 820, “Fair Value Measurements and Disclosures,” ASC 320, “Investments – Debt and Equity Securities” and ASC 825, “Financial Instruments,” that was intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. ASC 820 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. ASC 320 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. ASC 825 expands the fair value disclosures required for all financial instruments to interim periods. The new guidance in these three ASC topics was effective for interim and annual reporting periods ending after June 15, 2009. The implementation did not have a material impact on the Company’s financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(6,153)	$(4,558)	$(18,915)	$(13,498)

Denominator:
Weighted average common shares outstanding	15,227	9,394	15,223	7,287
Less: Weighted average unvested common shares subject to repurchase	—	(2)	—	(11)

Denominator for basic and diluted calculations	15,227	9,392	15,223	7,276

Basic and diluted net loss per share	$(0.40)	$(0.49)	$(1.24)	$(1.86)

The following outstanding warrants, options, purchase rights under the Company’s 2004 Employee Stock Purchase Plan and common stock subject to repurchase were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of September 30,
	2009	2008
Shares issuable upon exercise of warrants	3,588	3,588
Shares issuable upon exercise of stock options	940	640
Shares issuable related to the ESPP	31	7
Common shares subject to repurchase	—	1

NOTE 3 — STOCKHOLDERS’ EQUITY

Common Stock Warrants

On August 29, 2008, the Company sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share for aggregate gross proceeds equal to $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million. As part of the sale of common stock, the Company also issued warrants exercisable for a total of 3,588,221 shares of its common stock to the investors. The warrants have a five-year term and an exercise price equal to $2.34 per share of common stock. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. The common stock and warrants were previously recorded in stockholders equity in accordance with ASC 815, “Derivatives and Hedging” and ASC 825, “Financial instruments.”

In June 2008, the FASB issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The new guidance in ASC 815 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in the Company’s consolidated statement of operations.

At January 1, 2009 and September 30, 2009, the Company had warrants outstanding to purchase 3,588,221 shares of common stock. The Company determined the fair value of the warrants using a Black Scholes valuation model. The fair value of these warrants on the date of adoption of January 1, 2009 and on September 30, 2009 was determined using a Black Scholes valuation model with the following assumptions:

	January 1, 2009	September 30, 2009
Risk-free interest rate	1.72%	1.88%
Expected life (in years)	4.66	3.92
Dividend yield	—	—
Volatility	70%	83%
Stock price	$0.57	$1.81

On January 1, 2009, Company recorded a cumulative effect of change in accounting principle adjustment to its deficit accumulated during development stage of $0.5 million and a corresponding reclassification of the Company’s outstanding warrants from stockholder’s equity to warrant liability. In addition, the change in fair value of the warrants resulted in a $1.0 million and a $3.0 million change to interest and other expense in the consolidated statement of operations and a corresponding increase to the warrant liability for the three and nine months ended September 30, 2009, respectively.

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

NOTE 4 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 815, “Compensation – Stock Compensation,” using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the three and nine months ended September 30, 2009 and 2008 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and nine months ended September 30, 2009 and 2008, based on the recognition of the grant date fair value estimated in accordance with ASC 815 over the service period, which is generally the vesting period.

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the three and nine months ended September 30, 2009 and 2008, based on the recognition of the grant date fair value estimated in accordance with ASC 815 over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the three and nine months ended September 30, 2009 and 2008, based on the grant date intrinsic value over the service period, which is generally the vesting period, in accordance with ASC 815.

In addition, ASC 815 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of the new guidance on January 1, 2006, the Company accounted for forfeitures upon occurrence.

Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations related to stock options and ESPP was $0.5 million and $1.6 million for the three and nine months ended September 30, 2009, respectively, and was $0.7 million and $2.6 million for the three and nine months ended September 30, 2008, respectively. Stock-based compensation expense related to options granted prior to the initial public offering that were valued using the intrinsic value method in accordance with the provisions of APB 25 was $6,000 for the three and nine months ended September 30, 2009, respectively, and was $0.1 million and $0.8 million for the three and nine months ended September 30, 2008, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee Stock Options
Risk-free interest rate	1.70%	2.93%	1.70%	3.12%
Expected term (in years)	5.17	6.08	5.17	5.97
Dividend yield	—	—	—	—
Volatility	84%	83%	84%	83%
Weighted-average fair value of stock options granted	$—	$1.28	$0.50	$2.14

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.71%	2.27%	0.71%	2.14%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	67%	67%	67%	67%
Weighed-average fair value of ESPP purchase rights	$0.51	$0.82	$0.52	$0.94

To determine the expected term of the Company’s employee stock options granted during the three and nine months ended September 30, 2009 and 2008, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and nine months ended September 30, 2009 and 2008, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and nine months and ended September 30, 2009 and 2008 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred stock-based compensation Prior to the initial public offering, the Company issued options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of ASC 815, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation was being amortized on a straight-line basis over the period during which the Company’s right to repurchase the stock lapsed or the options vested, generally four years. Through March 31, 2009, the Company had amortized all $19.5 million of such compensation expense, net of forfeitures, with approximately $6,000 being amortized in the nine months ended September 30, 2009 and $0.1 million and $0.8 million being amortized in the three and nine months ended September 30, 2008, respectively.

Stock-based compensation expense As required by ASC 815 the Company recognized $0.5 million and $1.6 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three and nine months ended September 30, 2009, respectively, and $0.7 million and $2.6 million of stock based compensation for the three and nine months ended September 30, 2008, respectively, in addition to the amortization of deferred compensation above. As of September 30, 2009, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $1.4 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.1 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $8,000 and $18,000 for the three and nine months ended September 30, 2009, respectively, and $5,000 and $25,000 for the three and nine months ended September 30, 2008, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$204	$323	$715	$1,157
General and administrative	279	341	886	1,409

	$483	$664	$1,601	$2,566

Equity Incentive Plans

2004 Equity Incentive Plan During the nine months ended September 30, 2009, the Company granted stock options to purchase 390,600 shares at an average exercise price of $0.97 per share under the 2004 Equity Incentive Plan. At September 30, 2009, 146,505 shares were authorized and available for issuance under the stock option plan.

On February 13, 2009, the Company cancelled 559,665 options of 37 eligible employees, consultants and directors that had a weighted average exercise price of $8.08 and re-granted 559,665 options at an exercise price of $1.30, which was the Company’s closing price on February 17, 2009. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of approximately $0.2 million over the weighted average vesting period of the repriced options of 2.2 years. The incremental compensation cost was measured as the fair value of the new stock option award over the fair value of the original stock option award based on the closing price on the date of re-grant. The incremental expense related to the repricing recorded for the three months and nine months ended September 30, 2009 was not significant.

The following table summarizes stock option activity under the Company’s stock option plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	617,098	$8.41	—	—
Granted	952,265	$1.17	—	—
Exercised	(1,055)	$0.96	—	—
Forfeitures	(627,939)	$8.28	—	—

Outstanding at September 30, 2009	940,369	$1.17	8.33	$616,646

Vested and expected to vest September 30, 2009	930,232	$1.17	8.33	$608,897
Exercisable at September 30, 2009	310,528	$1.21	7.94	$192,617

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at September 30, 2009. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was each less than $1,000, determined at the date of the option exercise. Cash received from stock option exercises was $1,000 for each of the nine months ended September 30, 2009 and 2008. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan For the nine months ended September 30, 2009, plan participants had purchased 16,263 shares at an average purchase price of $1.04. At September 30, 2009, plan participants had $33,000 withheld to purchase stock on February 14, 2010, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At September 30, 2009, 402,902 shares were authorized and available for issuance under the ESPP.

NOTE 5 — FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

In September 2006, the FASB issued new guidance now codified as ASC 820, “Fair Value Measurements and Disclosures.” The new guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements and was adopted by the Company in the first quarter of 2008. In February 2008, the FASB issued new guidance now codified in ASC 820 which delays the effective date for non-financial assets and liabilities that are not measured or disclosed on a recurring basis to fiscal years beginning after November 15, 2008 and was adopted by the Company in the first quarter of 2009.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s short-term investments primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

(in thousands)	Fair Value as of September 30,	Basis of Fair Value Measurements
	2009	Level 1	Level 2	Level 3
Money market funds	$4,037	$4,037	$—	$—
Certificates of deposit	1,831	—	1,831	—
U.S. Government securities	2,103	—	2,103	—
Commercial paper	350	—	350	—

Total cash equivalents and marketable securities	$8,321	$4,037	$4,284	$—

(in thousands)	Fair Value as of December 31,	Basis of Fair Value Measurements
	2008	Level 1	Level 2	Level 3
Money market funds	$11,995	$11,995	$—	$—
Corporate bonds	1,228	—	1,228	—
U.S. Government securities	5,846	—	5,846	—
Commercial paper	3,047	—	3,047	—

Total cash equivalents and marketable securities	$22,116	$11,995	$10,121	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2009 and December 31, 2008:

As of September 30, 2009 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,037	$—	$—	$4,037
Certificates of deposit	1,830	1	—	1,831
U.S. Government securities	2,101	2	—	2,103
Commercial paper	350	—	—	350

	8,318	3	—	8,321
Less cash equivalents	(4,037)	—	—	(4,037)

Total marketable securities	$4,281	$3	$—	$4,284

As of December 31, 2008 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$11,995	$—	$—	$11,995
Corporate bonds	1,229	—	(1)	1,228
U.S. Government securities	5,827	19	—	5,846
Commercial paper	3,042	5	—	3,047

	22,093	24	(1)	22,116
Less cash equivalents	(15,241)	(4)	—	(15,245)

Total marketable securities	$6,852	$20	$(1)	$6,871

There were no realized gains or losses in the three and nine months ended September 30, 2009 and 2008.

As of September 30, 2009, weighted average days to maturity for the Company’s available for sale securities was 29 days, with the longest maturity being February 2010.

There were no marketable securities with unrealized losses at September 30, 2009.

The Company determined the fair value of the liability associated with its 3.6 million outstanding common stock warrants using a Black-Scholes Model. See detailed discussion in Note 3 — Common Stockholders’ Equity.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on its unaudited condensed consolidated balance sheets. In February 2006, the Company entered into a new lease for an additional 34,205 square feet of space and an increase in the lease term for the existing space located at the Company’s headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and will begin on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs and expenses associated with the premises in amounts yet to be determined as well as a customary management fee. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, the Company furnished a letter of credit to the landlord for approximately $0.3 million.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2009 (remaining three months)	$389
2010	1,462
2011	1,129

Total	$2,980

The Company’s purchase commitments at September 30, 2009 were $2.2 million.

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

Legal proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, Plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded Plaintiffs leave to file a further amended complaint. On September 19, 2008, Plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of the Company’s common stock from the date of its initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase 2 and Phase 3 clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. On October 30, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment of $10 million to the plaintiff class solely by the Company’s insurers. The settlement is subject to preliminary and, following notice to class members, final approval by the Court. The defendants, including the Company, have denied and continue to deny all of plaintiffs’ allegations of wrongdoing. There can be no assurance at this time that the settlement process will result in final Court approval. To the extent the case does not finally resolve through settlement, the defendants to the lawsuit, including the Company, continue to believe that Plaintiffs’ claims are without merit and intend to defend against the actions vigorously.

As of September 30, 2009, in accordance with provisions of the settlement, the Company recorded $10 million in accrued liabilities, which represents the amount of the settlement costs to be paid to the plaintiffs, and $10 million in prepaid expenses and other assets, which represents the amount the Company’s insurers will pay towards the settlement costs.

NOTE 8 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(6,153)	$(4,558)	$(18,915)	$(13,498)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(8)	(17)	(16)

Total comprehensive loss	$(6,153)	$(4,566)	$(18,932)	$(13,514)

NOTE 9 — SUBSEQUENT EVENTS

On October 5, 2009, the Company sold to certain investors an aggregate of 18,324,599 shares of its common stock for a purchase price equal to $1.86 per and, for a purchase price of $0.05 per share, warrants exercisable for a total of 7,329,819 shares of its common stock for aggregate gross proceeds equal to $35.0 million in connection with the offering. Net proceeds generated from the offering are expected to be approximately $33.1 million. The warrants have a five-year term and an exercise price equal to $2.23 per share of common stock. The exercise price of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price. In addition, the number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable.

The Company’s offering of common stock and warrants, on October 5, 2009, included 1,570,980 shares of common stock and warrants exercisable for a total of 628,264 shares of common stock sold to entities affiliated with Sutter Hill Ventures (“Sutter Hill”), and 1,047,120 shares of common stock and warrants exercisable for a total of 418,847 shares of common stock sold to entities affiliated with Three Arch Management III, L.L.C. (“Three Arch”). Jeffrey W. Bird and Wilfred E. Jaeger, members of the Company’s board of directors, are managing members of Sutter Hill and Three Arch, respectively. Also as part of this offering, certain members of the Company’s management team purchased 248,690 shares and received warrants to purchase 99,475 shares of common stock.

Effective September 29, 2009, the Company entered into an amendment (the “Second Amendment”) to that certain Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between the Company and Mellon Investor Services LLC (the “Rights Agreement”), and the amendment to the Rights Agreement dated July 10, 2008. The Second Amendment amended certain terms in the Rights Agreement so that the Company could announce and consummate the offering described above without triggering the Rights Agreement.

In addition, as result of the above offering, on October 5, 2009, the exercise price of the warrants exercisable for a total of 3,588,221 shares of common stock sold to investors in August 2008 that had an original exercise price of $2.34 per share, was subsequently reduced to $1.86 per share pursuant to the terms of such warrants.

On October 14, 2009, we entered into an exclusive licensing agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing. Eleison intends to secure funding for the clinical development of glufosfamide. The agreement between Threshold and Eleison contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to commence clinical development activities with glufosfamide.

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

On October 14, 2009, we entered into an exclusive licensing agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing. Eleison intends to secure funding for the clinical development of glufosfamide. The agreement between Threshold and Eleison contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to commence clinical development activities with glufosfamide.

Our focus is on product candidates for the treatment of patients with cancer. We have two product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions of most solid tumors. TH-302 is currently in Phase 1 and Phase 1/2 clinical trials, as discussed below. As further discussed below, in May 2009, we reported results from the dose escalation component of the Phase 1 trial and interim results from the Phase 1/2 trials. We expect to present top-line results from the Phase 1 monotherapy and Phase 1/2 combination therapy trials in the first quarter of 2010. We also expect to complete enrollment in the Phase 1/2 monotherapy and Phase 1/2 combination therapy trials in the fourth quarter of 2009. We expect to initiate at least one controlled clinical trial with TH-302 in the first half of 2010.

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

In addition, at the ASCO meeting, we reported interim results from the 402 and 403 Phase 1/2 combination therapy clinical trials. In the 402 trial, 30 patients in the dose-escalation phase had been assessed for response in the trial’s three separate treatment arms. In the TH-302 plus gemcitabine arm, eleven patients had tumor assessments, three of whom had a PR in the following cancers: ovarian, esophageal and pancreatic. The ovarian response was confirmed, meaning that the RECIST criteria PR was maintained through a subsequent assessment at least 28 days later; the esophageal and pancreatic PRs were unconfirmed. There were six patients with SD, five of whom had ongoing SD lasting for three to eight cycles of chemotherapy. In the TH-302 plus docetaxel arm, nine patients had tumor assessments, two of whom had a PR in non-small cell lung cancer and anal cancer with both confirmed and ongoing at the time of the presentation. There were five patients with SD, three of whom had ongoing SD lasting for four to five cycles. In the TH-302 plus pemetrexed arm, ten patients had tumor assessments, two of whom had a PR, both in non small cell lung cancer with both confirmed and ongoing after over six months on treatment. There were five patients with SD, three of whom had ongoing SD lasting for five to nine cycles. In the 403 trial, three patients had tumor assessments, two of whom had a confirmed PR. The third patient has ongoing SD for four cycles.

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

On August 4, 2009, TH-302 clinical trial results were presented at the World Congress on Lung Cancer Meeting. The presentation summarized results from the 401 and 402 trials of TH-302. Data from these trials were previously discussed at the ASCO Meeting in May 2009. Results from thirteen patients with relapsed/refractory lung cancer across the two clinical trials were presented. Partial responses were observed in three patients, one patient receiving docetaxel and TH-302 and two patients receiving pemetrexed and TH-302. Eight of twelve (67%) evaluable patients with relapsed or refractory NSCLC achieved stable disease or better. Eight patients with small cell lung cancer (SCLC) who received TH-302 as a monotherapy were assessed for tumor response. Partial responses were observed in two patients. Six of eight (75%) patients achieved stable disease or better.

In September 2009, results from the 402 clinical trial were presented at the 15th Congress of the European CanCer Organisation (ECCO) and 34th Congress of the European Society for Medical Oncology (ESMO). In the 402 trial, 45 patients in the dose-escalation phase had been assessed for response in the trial’s three separate treatment arms. In the TH-302 plus gemcitabine arm, fifteen patients had tumor assessments, six of whom had a PR in the following cancers: pancreatic (2), ovarian, esophageal, squamous non-small cell lung cancer and thyroid. The ovarian response was confirmed, meaning that the RECIST criteria PR was maintained through a subsequent assessment at least 28 days later; the esophageal and pancreatic PRs were unconfirmed. There were seven patients with SD. Of the four patients with first-line pancreatic cancer assessed for response, two achieved PRs and two have had SD. In the TH-302 plus docetaxel arm, eleven patients had tumor assessments, two of whom had a PR in non-small cell lung cancer and anal cancer with both confirmed and ongoing at the time of the presentation. There were six patients with SD. In the TH-302 plus pemetrexed arm, nineteen patients have had tumor assessments, four of whom had a PR, two in non small cell lung cancer and two in transitional cell carcinoma. There were nine patients with SD. Of the eight patients with relapsed or refractory NSCLC treated with TH-302 in combination with either docetaxel or pemetrexed, three patients achieved PRs and four patients achieved stable disease.

On October 8, 2009, TH-302 clinical trial results were presented at the Perspectives in Melanoma XIII Conference. The presentation summarized results from the 401 trial of TH-302 in those patients with metastatic melanoma. Data from these trials were previously discussed at the ASCO Meeting in May 2009. Eight of nine patients with metastatic melanoma were assessed for response. Six of eight (75%) evaluable melanoma patients had SD or better, including three (38%) patients with a PR (one confirmed, one un-confirmed who discontinued treatment after their first tumor assessment due to seizures related to brain metastases, one on study yet to receive a second tumor assessment) as measured by RECIST (Response Evaluation Criteria In Solid Tumors). Four of the eight patients continue to receive TH-302 after receiving TH-302 for 2.6 to 6.2 months.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. As of September 30, 2009 we had cash, cash equivalents and marketable securities of $8.5 million. Our net loss for the nine months ended September 30, 2009 was $18.9 million and our cumulative net loss since our inception through September 30, 2009 was $203.1 million. In October 2009, we completed an offering of common stock and warrants that raised aggregate gross proceeds of $35.0 million and net proceeds are expected to be approximately $33.1million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2009 compared to 2008 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of September 30, 2009 along with the net proceeds from our October 2009 private placement of shares of common stock and warrants to purchase shares of common stock, will be sufficient to fund our projected operating requirements through the second quarter of 2011, including completing our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for the three and nine months ended September 30, 2009. For the three months and nine ended September 30, 2008, we recognized revenue of $0.4 million and $1.1 million, respectively, related to the $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC Co. Ltd for the development of glufosfamide in Japan and several other Asian countries. Revenue was fully recognized on a straight-line basis over the estimated development period through 2008. We have no further responsibilities for development activities under this agreement.

Research and Development. Research and development expenses were $4.0 million for the three months ended September 30, 2009 compared to $3.7 million for the three months ended September 30, 2008. The $0.3 million increase in expenses is due primarily to an increase in consulting and personnel related expenses. Research and development expenses were $11.7 million for the nine months ended September 30, 2009 compared to $9.9 million for the nine months ended September 30, 2008. The $1.8 million increase in expenses is due primarily to a $1.4 million increase in clinical and development expenses and a $0.8 million increase in consulting and personnel related expenses, offset by a $0.4 million decrease in stock based compensation.

Research and development expenses by project (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
TH-302	$2,928	$2,052	$8,075	$4,743
Glufosfamide	81	627	232	1,840
2DG	23	92	162	307
Discovery research	941	901	3,250	2,983

Total research and development expenses	$3,973	$3,672	$11,719	$9,873

Research and development expenses associated with our internally discovered compound TH-302 were $2.9 million for the three months ended September 30, 2009 and $2.1 million for the three months ended September 30, 2008. Research and development expenses associated with TH-302 were $8.l million for the nine months ended September 30, 2009 and $4.7 million for the nine months ended September 30, 2008. TH-302 continues to progress through the Phase 1 monotherapy clinical trial initiated in July 2007, for which in the first quarter of 2009, we expanded enrollment to explore activity in specific indications. In addition, in the third quarter of 2008, we initiated a Phase 1/2 combination therapy clinical trial of TH-302 which includes three separate treatment arms and a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma.

Research and development expenses associated with glufosfamide were $0.1 million for the three months ended September 30, 2009 and $0.6 million for the three months ended September 30, 2008. Research and development expenses associated with glufosfamide were $0.2 million for the nine months ended September 30, 2009 and $1.8 million for the nine months ended September 30, 2008. This decline in expenses was due to the completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive small cell lung cancer and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. In October 2009, we exclusively licensed development and commercialization of glufosfamide to Eleison and as a result, we do not expect to incur research and development expenses associated with glufosfamide in the future.

Research and development expenses associated with 2DG were $23,000 for the three months ended September 30, 2009 and $0.1 million for the three months ended September 30, 2008, and were $0.2 million for the nine months ended September 30, 2009 and $0.3 million for the nine months ended September 30, 2008, as we completed enrollment of the 2DG Phase 1 trial in the second quarter of 2008, and announced results in third quarter of 2008. We are not currently planning or conducting further additional clinical trials of 2DG.

Discovery research and development expenses were $0.9 million for the three months ended September 30, 2009 compared to $0.9 million for the three months ended September 30, 2008, and were $3.3 million for the nine months ended September 30, 2009 compared to $3.0 million for the nine months ended September 30, 2008 as we continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

General and Administrative. General and administrative expenses were $1.2 million for the three months ended September 30, 2009, compared to $1.3 million for the three months ended September 30, 2008. The decrease of $0.1 million is due to lower staffing and facilities expenses and stock based compensation.

General and administrative expenses were $4.1 million for the nine months ended September 30, 2009, compared to $5.1 million for the nine months ended September 30, 2008. The decrease of $1.0 million is due to $0.5 million of decrease in stock-based compensation expenses and $0.5 million in lower consulting expenses and staffing and facilities expenses.

General and administrative expenses are expected to remain approximately the same in 2009 compared to 2008.

Interest Income, Net. Interest income for the three months ended September 30, 2009 was $12,000 compared to $0.1 million for the three months ended September 30, 2008. Interest income for nine months ended September 30, 2009 was $0.1 million compared to $0.4 million for the nine months ended September 30, 2008. The decrease was primarily due to lower invested cash balances and, lower interest rates during the three months ended September 30, 2009 compared to the prior year.

Interest and Other Expense. Interest and other expense was $1.0 million and $3.2 million, for the three and nine months ended September 30, 2009, respectively, compared to $13,000 and $0.1 million for the three and nine months ended September 30, 2008, respectively. The increase was primarily due to the $1.0 million and $3.0 million non cash charge for the three and nine months ended September 30, 2009, respectively, related to the change in fair value of the common stock warrants recorded in interest and other expense as a result of our adoption of new guidance codified in ASC 815, “Derivatives and Hedging” as of January 1, 2009. In accordance with ASC 815, stock warrants with certain terms that were previously accounted for as equity must now be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $203.1 million since inception through September 30, 2009. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of our common stock with an exercise price equal to $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of the private placement that was completed on that date and discussed below. Net proceeds generated from the offering were $16.8 million. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock have been retroactively adjusted to reflect the reverse split. We had cash, cash equivalents and marketable securities of $8.5 million and $22.3 million at September 30, 2009 and December 31, 2008, respectively, available to fund operations.

On October 5, 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock for a purchase price equal to $1.86 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate gross proceeds equal to $35.0 million in connection with the offering. Net proceeds generated from the offering are expected to be approximately $33.1 million. The warrants have a five-year term and an exercise price equal to $2.23 per share of common stock. The exercise price of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price. In addition, the number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable.

Pursuant to the terms of the October 2009 offering we have filed a registration statement with the SEC to register for resale the common stock and the common stock to be issued upon exercise of the warrants from the transaction and may be required to file additional registration statements under certain circumstances. If the registration statement is not declared effective within a certain time period or we fail to register the shares pursuant to additional registration statements filed with the SEC, subject to certain terms and conditions, we may be required to pay certain liquidated damages, plus interest for any late payments.

Net cash used in operating activities for the nine months ended September 30, 2009 and 2008 was $13.5 million and $12.3 million, respectively. The increase of $1.2 million in cash used in operations was primarily attributable to a higher net loss in 2009, partially offset by higher non-cash expenses in 2009.

Net cash provided by investing activities for the nine months ended September 30, 2009 and 2008 was $2.6 million and $7.6 million, respectively. The $5.0 million decrease in cash provided by investing activities was due primarily to a decrease in proceeds from sales and maturities of marketable securities and an increase in the purchase of marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2009 was $0.3 million, compared to net cash provided by financing activities for the nine months ended September 30, 2008 of $16.2 million. The cash provided by financing activities in the nine months ended September 30, 2008 reflects the $16.8 million net proceeds from the sale of our common stock and warrants in August 2008.

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

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of September 30, 2009, are as follows (in thousands):

	Remainder of current year (2009)	One to three years (2010 to 2012)	Four to five years (2013 to 2014)	After five Years	Total
Facilities leases	$389	$2,591	$—	$—	$2,980
Purchase commitments	2,284	—	—	—	2,284

Total	$2,673	$2,591	$—	$—	$5,264

We expect 2009 cash requirements to be in the range of $19 million to $21 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2009 along with the net proceeds from our private placement of shares of common stock and warrants to purchase shares of common stock completed on October 5, 2009, will be sufficient to fund our projected operating requirements through the second quarter of 2011, including completing our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our 2008 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 13, 2009.

There have been no material revisions to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 except as discussed below:

Prior to January 1, 2009, common stock warrants were recorded in stockholders equity in accordance with ASC 815, “Derivatives and Hedging” and ASC 825, “Financial instruments.” However in June 2008, the FASB issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of our outstanding warrants from stockholders’ equity to liability and a cumulative effect of change in accounting principle on our deficit accumulated during development stage of $0.5 million. In addition, the stock warrants are required to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model may have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our financial statements.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these consolidated financial statements.

In April 2009, the FASB issued guidance now codified as ASC 820, “Fair Value Measurements and Disclosures,” ASC 320, “Investments – Debt and Equity Securities” and ASC 825, “Financial Instruments,” that was intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. ASC 820 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. ASC 320 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. ASC 825 expands the fair value disclosures required for all financial instruments to interim periods. The new guidance in these three ASC topics was effective for interim and annual reporting periods ending after June 15, 2009. The implementation did not have a material impact on our financial statements.

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

Based on their evaluation as of September 30, 2009, our chief executive officer and senior director, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2009 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act, and under Sections 10(b) and 20(a) of the Exchange

Act. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase 2 and Phase 3 clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. On October 30, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment of $10 million to the plaintiff class solely by our insurers. The settlement is subject to preliminary and, following notice to class members, final approval by the Court. The defendants, including us, have denied and continue to deny all of plaintiffs’ allegations of wrongdoing. There can be no assurance at this time that the settlement process will result in final Court approval. To the extent the case does not finally resolve through settlement, the defendants to the lawsuit, including us, continue to believe that the plaintiffs’ claims are without merit and intend to defend against the actions vigorously.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302 and our other product candidates. Clinical trials may not demonstrate efficacy or lead to regulatory approval and preliminary results may not be confirmed.

We will not be able to commercialize our drug candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Our preliminary results from clinical trials of TH-302 in a small number of patients may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Our product candidates are designed to target the microenvironment of solid tumors either by harnessing hypoxia for selective toxin activation in the case of TH-302 and our HAP program or potentially utilizing the increased uptake of glucose in cancer cells relative to most normal cells. Our product candidate 2DG shares certain structural characteristics with glucose but acts instead as poison when taken up by a cancer cell. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on either of these approaches. We cannot be certain that our approaches will lead to the development of approvable or marketable drugs.

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

Certain anti-tumor drugs being developed by us, such as TH-302 and 2DG, are expected to have undesirable side effects. The extent, severity and clinical significance of these effects may not be apparent initially and may be discovered during drug development or even post-approval. These expected side effects or other side effects identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved.

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

Moreover, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan drug indication. Even if we obtain orphan drug designation, if a competitor obtains regulatory approval for TH-302 or 2DG for the same indication we are targeting before we do, we would be blocked from obtaining approval for that indication for seven years, unless our product is a new formulation of the drug that has shown superior safety or efficacy, or the competitor is unable to supply sufficient quantities.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2009, we had a net loss of $18.9 million and our cumulative net loss since our inception through September 30, 2009 was $203.1 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2009 along with the net proceeds from our private placement of shares of common stock and warrants to purchase shares of common stock completed on October 5, 2009, will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

If we do not timely file any registration statements required under the terms of the October 2009 private placement, or if any required registration statements are not declared effective within certain time periods, we will be required to pay liquidated damages.

Pursuant to the terms of the October 2009 private placement, we have filed a registration statement with the SEC to register for resale the shares of common stock and the common stock to be issued upon exercise of the warrants from the October 2009 private placement. Under certain circumstances, we may be required to file additional registration statements for the resale of the foregoing shares of common stock. If the initial registration statement is not declared effective within a specified period, or if we fail to file any additional required registration statements or if any such additional registration statements are not declared effective within certain time periods, we will, subject to certain terms and conditions, be required to pay monthly liquidated damages to the investors in the October 2009 private placement equal to 1% of the number of shares of common stock required to be contained in each such additional registration statement multiplied by $1.86 until the required registration statement is filed or declared effective, as applicable, subject to maximum liquidated damages of $4.2 million, plus interest for any late payments.

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

As of September 30, 2009, we had 30 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-302 and 2DG. If these parties do not manufacture the active pharmaceutical ingredients or finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

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

We are dependent on Eleison to develop and commercialize glufosfamide

We are dependent upon Eleison Pharmaceuticals, Inc. (“Eleison”), to whom we exclusively licensed glufosfamide in October 2009, to develop and commercialize glufosfamide. Any profit sharing or other payments to us under the Eleison license depend almost entirely upon the efforts of Eleison, which may not be able to raise sufficient funds to commence clinical development activities with glufosfamide. Even if Eleison is successful at raising initial funding, it may not be successful in developing and commercializing glufosfamide. We may also be asked to provide technical assistance related to the development of glufosfamide, which may divert our resources from other activities. If the Eleison license terminates in such a way that glufosfamide reverts to us and we seek alternative arrangements with one or more other parties to develop and commercialize glufosfamide, we may not be able to enter into such an agreement with another suitable third party or third parties on acceptable terms or at all.

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

Our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously, we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(a)(1) (formerly Rule 4450(a)(5)). To regain compliance, effective August 20, 2008, we implemented a 1-for-6 reverse stock split of our common stock. After that date, our common stock traded above the minimum $1.00 bid price for at least ten consecutive business days and on September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price requirements. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009. The suspension period was subsequently extended to July 31, 2009 and NASDAQ’s enforcement of these rules resumed on Monday, August 3, 2009. NASDAQ does not expect any further extensions of the suspension. Even though we regained compliance with the minimum bid price, we cannot assure you that we will be able to maintain compliance with the minimum bid price requirement or other listing requirements in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market.

A significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants, which upon such exercise would result in dilution to our security holders.

On October 5, 2009, we issued outstanding warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share. In addition, on August 29, 2008, we issued outstanding warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of the October 2009 private placement that was completed on that date. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted the defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase 2 and Phase 3 clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. On October 30, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment of $10 million to the plaintiff class solely by our insurers. The settlement is subject to preliminary and, following notice to class members, final approval by the Court. The defendants, including us, have denied and continue to deny all of plaintiffs’ allegations of wrongdoing. There can be no assurance at this time that the settlement process will result in final Court approval. To the extent the case does not finally resolve through settlement, the defendants to the lawsuit, including us, continue to believe that plaintiffs’ claims are without merit and intend to defend against the actions vigorously. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of October 15, 2009, our officers, directors and holders of 5% or more of our outstanding common stock beneficially owned in excess of 79% of our common stock, assuming the full exercisability of all outstanding warrants. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Threshold Pharmaceuticals, Inc.

Date: November 5, 2009	/s/ HAROLD E. SELICK
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	/s/ JOEL A. FERNANDES
Joel A. Fernandes
Senior Director, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.