Form 10-K
period 2009-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2010-03-08
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32979

THRESHOLD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)
1300 Seaport Boulevard, Suite 500, Redwood City, CA	94063
(Address of principal executive office)	(Zip Code)

(650) 474-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) if the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.001 Par Value Series A Participating Preferred Stock	NASDAQ Capital Market NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2009 was $11,656,676. Shares of Common Stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding Common Stock at June 30, 2009 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

On February 28, 2010 there were 33,638,201 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 19, 2010, or the Proxy Statement, are incorporated herein by reference into Part III.

Threshold Pharmaceuticals, Inc.

PART I

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	our ability to commence, and conduct, the timing of the commencement and conduct of, clinical trials for TH-302, and any additional compounds we develop;

•	the completion and success of any clinical trials that we commence;

•	the timing of results of our clinical trials;

•	our receipt of regulatory approvals;

•	our ability to establish and maintain intellectual property rights in our product candidates;

•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;

•	our ability to license rights to 2DG to third parties or to obtain external funding or enter into a collaboration to continue development of 2DG;

•	the ability of our licensee of glufosfamide to develop, manufacture, market and otherwise commercialize glufosfamide, and to raise sufficient funds to commence clinical development;

•	our research and development activities, including development of new product candidates, and projected expenditures;

•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;

•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;

•	our ability to obtain licenses to any necessary third party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash needs; and

•	our financial performance.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this annual report on Form 10-K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this annual report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this annual report on Form 10-K. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Unless the context requires otherwise, in this annual report on Form 10-K the terms “Threshold,” “Threshold Pharmaceuticals,” the “Company, ” “we,” “us” and “our” refer to Threshold Pharmaceuticals, Inc. Threshold Pharmaceuticals, Inc., our logo and Metabolic Targeting are our trademarks. Other trademarks, trade names and service marks used in this annual report on Form 10-K are the property of their respective owners.

ITEM 1.	BUSINESS

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen, disordered blood vessel growth, and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidate 2-deoxyglucose (“2DG”) and our recently out-licensed product candidate glufosfamide share certain structural characteristics with glucose but act instead as chemotherapeutic toxins when taken up by a cell.

On October 14, 2009, we entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing. Eleison intends to secure funding for the clinical development of glufosfamide. The agreement between Threshold and Eleison contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to commence clinical development activities with glufosfamide.

Our focus is on product candidates for the treatment of patients with cancer. We have two product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions and was designed specifically to target the severe hypoxic regions that are present in most solid tumors. TH-302 is currently in Phase 1 and Phase 1/2 clinical trials, as discussed below. As further discussed below, in 2009, and first quarter of 2010, we reported results from the dose escalation component and the dose expansion components in metastatic melanoma and small-cell lung cancer (SCLC) of the monotherapy Phase 1 trial and interim results from each of four chemotherapy plus TH-302 treatments in the Phase 1/2 combination trials. We presented top-line results from the monotherapy and combination therapy trials in the first quarter of 2010 and expect to present updated top-line results from the monotherapy and combination therapy trials in the second quarter of 2010. We also expect to initiate at least one randomized controlled clinical trial with TH-302 in mid-year 2010.

•

2DG is our product candidate for the potential treatment of patients with cancer and has been evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This clinical trial began in the first quarter of 2004 and we completed enrollment in the first half of 2008. We presented top-line results for this clinical trial in August 2008. We are not currently planning or conducting any additional clinical trials of 2DG. We plan to seek a collaborator for the future development of 2DG.

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

•

Develop TH-302 successfully. We have an ongoing monotherapy Phase 1 clinical trial that has determined the maximum tolerated dose (“MTD”), dose limiting toxicities, safety, pharmacokinetics and preliminary efficacy of TH-302 monotherapy in advanced solid tumors. We expanded enrollment in this trial to investigate TH-302 as a single agent in specific indications in which monotherapy activity has been observed as well as in some indications in which notable activity has been documented in the combination setting. We have ongoing combination therapy Phase 1/2 clinical trials that have determined the MTD, dose limiting toxicities, safety, pharmacokinetics and preliminary efficacy of TH-302 in combination with four currently approved chemotherapies. These trials are now enrolling patients to study each combination in specific indications. Data from this collection of clinical trials may support our initial randomized controlled trial of TH-302. We plan to seek a collaborator or external funding for the continued development of TH-302.

•

Seek a collaborator for 2DG. We have completed a Phase 1 clinical trial with 2DG to evaluate the safety, pharmacokinetics and MTD in patients with solid tumors. Data from the trial established the safety of 2DG and suggests that in combination with docetaxel, 2DG may provide antitumor activity in patients with non small cell lung carcinoma (“NSCLC”) and head and neck cancers. We plan to seek a collaborator for continued development of this drug candidate.

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

Our Product Development Programs

The following table summarizes the status of our current and ongoing product development programs:

Product Candidate	Indication	Development Status	Expected Milestones
TH-302	Various solid tumors	• Phase 1 monotherapy	• Updated top line results in Q2 2010.

	Various solid tumors	• Phase 1/2 combination therapy	• Updated top line results in Q2 2010.

	Various solid tumors	• Randomized controlled combination therapy	• Initiate trial in mid-year 2010.

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

Lung Cancer

The American Cancer Society estimates that 219,440 people were diagnosed with lung cancer in the United States in 2009, and approximately 159,390 people died from the disease.

Melanoma

The American Cancer Society estimates that 68,720 people were diagnosed with melanoma in the United States in 2009, and approximately 8,650 people died from the disease.

Pancreatic Cancer

The American Cancer Society estimates that 42,470 patients were diagnosed with pancreatic cancer in the United States in 2009, and approximately 35,240 patients died from the disease.

Prostate Cancer

The American Cancer Society estimates that 192,280 people were diagnosed with prostate cancer in the United States in 2009, and approximately 27,360 people died from the disease.

Soft Tissue Sarcoma

The American Cancer Society estimates that 10,660 people were diagnosed with soft tissue sarcoma in the United States in 2009, and approximately 3,820 people died from the disease.

TH-302

Our primary lead product candidate for cancer is TH-302, a novel prodrug candidate we discovered. Preclinically, it is preferentially activated under severe hypoxic conditions and has demonstrated potent anticancer activity in multiple preclinical cancer models. TH-302 combines a 2-nitroimidazole oxygen-sensing trigger with a masked deoxyribonucleic acid (“DNA”) crosslinker. Upon activation in oxygen deficient zones, TH-302 is converted selectively to the drug’s active form, dibromo isophosphoramide mustard, a potent alkylator. TH-302 targets levels of severe hypoxia that are found in tumors but are rare in normal tissues—this is how selective targeting of the tumor occurs. After conversion to the active form of the drug, the hypoxic cells are exposed to high concentrations of released cytotoxic agent, which can also diffuse into the adjacent regions of the tumor. We believe that TH-302 will be less likely to produce the systemic hematologic toxicity caused by most cytotoxic chemotherapies, while targeting the hypoxic regions of tumors known to be more difficult to treat with standard therapies.

In addition to all of the standard toxicity and pharmacokinetic studies that are required to enable an investigational new drug (IND) application, numerous in vitro and in vivo efficacy studies with TH-302 have been conducted. A summary of the pre-clinical efficacy studies with TH-302 follows. In over 20 different human tumor-derived cell lines, representing 13 different tumor types, have been evaluated for their sensitivity to TH-302 and all were shown to have enhanced sensitivity to TH-302 under hypoxic conditions compared to higher oxygen concentrations. No cell lines that were investigated were resistant to TH-302 under hypoxic conditions. In addition, we have also evaluated TH-302 in ectopic xenograft models of cancer, in which human tumor cells are implanted beneath the skin of mice and permitted to grow as tumors. More than 20 of these studies were conducted using five different tumor types and multiple drug combinations. In all of these models, the combination of TH-302 with either chemotherapeutic agents or radiation consistently added efficacy above that seen with the single agent chemotherapeutic. We conducted animal studies of TH-302 in orthotopic mouse models of human cancer, in which human cancer cells are implanted into the corresponding mouse tissue and tumors are allowed to develop before treatment, to assess the efficacy of TH-302 in treating a variety of cancer types. In these models, TH-302 demonstrated promising efficacy when used in combination with standard chemotherapeutic agents. In an orthotopic mouse model of human pancreatic cancer, in which mice were treated with either gemcitabine or gemcitabine in combination with TH-302, complete responses were observed in one out of eight animals treated with TH-302 in combination with gemcitabine. In comparison, no complete responses were seen following single-agent gemcitabine. In a similar mouse model of human prostate cancer, complete responses were observed in four out of eight animals treated with TH-302 in combination with taxol. In comparison, no complete responses were reported with single-agent taxol. TH-302 was also tested in combination with docetaxel therapy in a metastatic mouse model of human hormone refractory prostate cancer. The combination of TH-302 with docetaxel resulted in eight out of ten complete responses. In comparison, three out of eight complete responses were reported with single-agent docetaxel. Most recently, TH-302 has been evaluated in a metastatic mouse model of human lung cancer, alone and in combination with docetaxel. These preclinical results, which reflect our overall experience with cell-based animal models, indicate that combination therapies with TH-302 may be efficacious in the treatment of human solid tumors. There can be no assurance, however, that these animal studies will accurately predict the results of human clinical trials.

TH-302 Monotherapy

We commenced a first-in-human Phase 1 clinical trial of TH-302 monotherapy, as a 30 to 60-minute intravenous infusion, in July 2007. This trial, also known as the 401 trial is expected to enroll up to 126 patients. The trial was initiated as a dose-escalation clinical trial to determine the MTD, dose limiting toxicity, safety, pharmacokinetics and preliminary efficacy of weekly dosing of TH-302. In May 2009 data from the 31 patients in the dose escalation component of the trial were presented at the American Society of Clinical Oncology (ASCO) 2009 annual meeting. Partial Responses were documented in two patients. One patient with refractory small cell lung cancer (“SCLC”) metastatic to the liver had a partial response (“PR”), as judged by RECIST (“Response Evaluation Criteria In Solid Tumors”), at their initial response assessment. The patient had received two cycles of TH-302 at 480 mg/m2 and discontinued from the trial after treatment delay, unrelated to therapy, and disease progression. An additional patient with melanoma metastatic to the lung and liver had a RECIST PR after two cycles of TH-302 at 670 mg/m2. Overall, fifty-eight percent of the 31 patients, who had previously failed a median of three prior therapies, achieved stable disease (“SD”) or better. The first dose limiting toxicities for TH-302 as a monotherapy were reported in the 670 mg/m2 cohort: one patient developed grade 3 perianal and rectal ulcers and a second patient developed grade 3 oral mucositis associated with dehydration. An intermediate dose of 575 mg/m2 was evaluated and determined to be the MTD. Since nausea and vomiting increased at higher doses of TH-302, standard anti-emetic prophylaxis was recommended at doses that exceed 240 mg/m2. Skin and mucosal adverse events increased with dose and in some patients required dose delays or dose reductions at higher doses. Adverse events of grade 3 or higher were reported in 17 (55%) of 31 patients. Adverse events of grade 3 or higher considered related to trial drug were reported in three (10%) patients. Hematologic toxicity was minimal with no grade 3 or grade 4 neutropenia or thrombocytopenia and grade 2 neutropenia reported in two patients (6%), grade 2 thrombocytopenia reported in one (3%) patient, and worsening anemia and lymphopenia in 14 (45%) and 20 (65%) patients, respectively. After determining the MTD for the weekly regimen, dosing once every three weeks was also evaluated in this trial.

In January 2009 the clinical trial enrollment was expanded to investigate the activity of TH-302 at the MTD in patients with advanced/metastatic melanoma, SCLC or NSCLC and to establish the MTD utilizing a once every three week dosing regimen. Data from the SCLC patients were presented at the World Conference on Lung Cancer in August 2009. Of the first seven patients with SCLC treated with TH-302 doses of 480 mg/m2 or higher, two PRs, one confirmed and one unconfirmed, were reported. Data from the metastatic melanoma patients were reported at the Perspectives in Melanoma conference in October 2009. Of the first eight patients with metastatic melanoma, three PRs (one confirmed, one un-confirmed who discontinued treatment after their first tumor assessment due to seizures related to brain metastases, one on trial yet to receive a second tumor assessment), three SD and two progressive disease (“PD”) were reported. Two serious adverse events (ascites and seizures from brain metastases) were reported but neither was considered related to TH-302. Hematologic toxicity was not dose-limiting. Skin toxicity was common with eight of the nine patients having at least one skin adverse event of grade 1 or 2. Approximately half of the patients had a mucosal adverse event of grade 1 with the exception of the one patient with grade 3 vaginal mucositis. Data from the metastatic melanoma patients was further updated in January 2010. Of the first nineteen patients, three patients had PRs, eight had SD and eight had PD. The median progression-free survival (PFS) was 2.4 months with a six month PFS of 44%.

In December 2009 the clinical trial enrollment was further expanded to investigate the activity of TH-302 at a dose level of 480 mg/m2 in patients with advanced/metastatic melanoma, SCLC and a set of histologies and tumor indications in which activity was reported in the combination trial. We expect to present updated top-line data from the clinical trial in the second quarter of 2010 and additional detailed data later in the year. There can be no assurance that our initial results will be confirmed.

TH-302 Combination Therapy

In August 2008, we initiated a multi-armed Phase 1/2 clinical trial of TH-302 which includes three separate treatment arms, with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors. This trial, also known as the 402 trial, is expected to enroll up to 162 patients and included a dose escalation phase followed by expansion at the recommended Phase 2 dose of TH-302 within four specific indications with approximately 12-30 patients treated in each indication. In September 2008, we also initiated a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. This trial, also known as the 403 trial, will include up to 36 patients (12-24 in the dose escalation arm). These combination arms may allow further development in hormone refractory prostatic carcinoma, metastatic pancreatic cancer, NSCLC and soft tissue sarcoma. These indications have been highlighted in view of the high degree of efficacy of TH-302 in combination with chemotherapy in relevant pre-clinical models combined with the significant unmet medical needs represented by each of these tumor types.

In September 2009, results from the 402 clinical trial were presented at the 15th Congress of the European CanCer Organisation (ECCO) and 34th Congress of the European Society for Medical Oncology (ESMO). In the 402 trial, forty-five patients in the dose-escalation phase had been assessed for response in the trial’s three separate treatment arms. In the TH-302 plus gemcitabine arm, fifteen patients had tumor assessments, six of whom had a PR in the following cancers: pancreatic (2), ovarian, esophageal, squamous NSCLC and thyroid.

The ovarian response was confirmed, meaning that the RECIST criteria PR was maintained through a subsequent assessment at least 28 days later; the esophageal and pancreatic PRs were unconfirmed. There were seven patients with SD. Of the four patients with first-line pancreatic cancer assessed for response, two achieved PRs and two have had SD. In the TH-302 plus docetaxel arm, eleven patients had tumor assessments, two of whom had a PR in NSCLC and anal cancer with both confirmed and ongoing at the time of the presentation. There were six patients with SD. In the TH-302 plus pemetrexed arm, nineteen patients have had tumor assessments, four of whom had a PR, two in NSCLC and two in transitional cell carcinoma. There were nine patients with SD. Of the nine patients with relapsed or refractory NSCLC treated with TH-302 in combination with either docetaxel or pemetrexed, three patients achieved PRs and four patients achieved SD. Hematologic toxicity after administering TH-302 in combination with chemotherapy was higher than might be expected if chemotherapy was administered by itself, but was generally well tolerated and not dose limiting. Skin and mucosal toxicities were TH-302 dose dependent with a trend for increased frequency and greater severity at higher doses. Although these skin and mucosal toxicities have been bothersome in some patients and resulted in dose reductions or delays in therapy, these events have been reversible with an improvement in symptoms between cycles and following dose reductions. Investigations have been initiated to better understand and treat, or prevent, these toxicities. The addition of TH-302 to standard chemotherapies does not appear to enhance the toxicity in other body systems.

In November 2009, results from the 403 clinical trial were presented at the 15th Annual Connective Tissue Oncology Society (CTOS) Meeting. Twelve patients had at least one evaluable post-treatment tumor assessment, including three (25%) with a PR. Two of the PRs are confirmed, including one patient who has remained on trial for 33 weeks. One of the PRs was unconfirmed due to progression at the subsequent assessment. Five of the twelve patients continue to receive TH-302 after receiving TH-302 for 3 to 13 three-week cycles. Seven (58%) patients achieved SD while two (17%) had PD. TH-302 was well tolerated with no new unexpected adverse events in the fourteen patients assessed for safety. Nausea was the most commonly reported adverse event and was reported in 8 (57%) patients. After observing significant, but not dose limiting toxicity at a TH-302 dose of 240 mg/m2, prophylactic growth factor support was initiated. Two dose limiting toxicities, grade 3 cellulitis with grade 4 neutropenia and grade 4 thrombocytopenia were observed in two of four patients treated at a TH-302 dose of 340 mg/m2 . The MTD was then established at 300 mg/m2. Skin toxicity is common with nine of fourteen (64%) patients having at least one skin adverse event. All were grade 1 or 2 with the exception of the one patient with grade 3 cellulitis. Eight (57%) patients had a mucosal adverse event; all were grade 1 or 2.

Both of the combination studies are now enrolling patients to study each combination in specific indications. Gemcitabine plus 340 mg/m2 TH-302 is being investigated in first-line advanced/metastatic pancreatic cancer. Docetaxel plus 340 mg/m2 TH-302 is being investigated in first-line castrate resistant prostate cancer and second-line NSCLC. Pemetrexed plus 400 mg/m2 TH-302 is being investigated in second-line non-squamous NSCLC. Doxorubicin plus 300 mg/m2 TH-302 is being investigated in first-line advanced/metastatic soft tissue sarcoma. Top level data from the combination studies in specific indications were presented in January 2010. Of the first seventeen patients with first-line pancreatic cancer treated with TH-302 plus gemcitabine and assessed for tumor response, six patients had PRs and ten other patients had SD. Of the first twenty patients with soft tissue sarcoma treated with TH-302 plus doxorubicin and assessed for tumor response, five patients had PRs and twelve other patients had SD. Of the first ten patients with NSCLC treated with TH-302 plus docetaxel or pemetrexed assessed for tumor response, five patients had PRs and four other patients had SD. We expect to present updated top-line results by the second quarter of 2010. There can be no assurance that our initial results will be confirmed.

In addition, we plan to initiate at least one randomized controlled trial of TH-302 as a single agent or in combination with chemotherapy in mid-year 2010.

Glufosfamide

In October 2009, we entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing. No further development by Threshold Pharmaceuticals is planned.

2DG

2DG, for the treatment of solid tumors, was investigated in a Phase 1 clinical trial. 2DG is an orally administered small molecule that aims to treat solid tumors by directly inhibiting glycolysis. Because tumor cells in general and those in hypoxic zones in particular, are dependent on glycolysis for survival, tumor cells are particularly sensitive to the effect of 2DG. This compound is a synthetic glucose analog that distributes selectively to tumor tissue because of metabolic changes related to increased glucose consumption. Because tumor cells exhibit increased levels of glucose transport proteins, these cells actively transport 2DG into the cells. Once inside the cell, 2DG interferes with cellular mechanisms for generating energy by competing with glucose for key enzymes in glycolysis. The in vivo efficacy of 2DG has been studied in mouse and rat models of certain cancers, including sarcomas, adenocarcinomas, leukemias, melanomas and bladder, colon and breast tumors. In particular, treatment with 2DG, alone and in combination with other chemotherapy resulted in increased lifespan or a reduction in tumor growth in many of these models. Animal studies suggest that 2DG and docetaxel may work together to kill cancer cells with greater efficacy than either drug alone, without increased risk of side-effects. We developed 2DG based on its specificity for targeting tumor cells and extensive human safety data, as well as demonstrated animal efficacy that we and our collaborators at the University of Miami published in Cancer Research in January 2004.

We launched a Phase 1 clinical trial of 2DG in January 2004. This is a dose-escalation clinical trial to determine the safety, blood levels and MTD of daily oral doses of 2DG given alone or in combination with docetaxel. The clinical trial enrolled patients with previously treated refractory advanced solid tumors. The clinical trial evaluated the effect of 2DG alone and in combination with docetaxel on tumor growth, and provided a preliminary assessment of efficacy, as assessed by computer tomography. Data from this clinical trial was initially reported at American Society of Clinical Oncology 2005 annual meeting and has been periodically updated. The data suggest that 2DG is well tolerated. We completed enrollment in this clinical trial in the second quarter of 2008 and presented top line data in August 2008.

We plan to seek a collaborator to support any further development of 2DG.

Discovery Research

We have research programs focused on targeting the tumor microenvironment of solid tumors particularly the severely hypoxic compartments in solid tumors. Solid tumors possess chaotic and insufficient blood flow resulting in regions which are hypoxic or otherwise starved for oxygen. These extremely low oxygen conditions are not found in normal tissues and these hypoxic zones are found in virtually all solid tumors. The hypoxic zones of tumors are known to be resistant to standard chemotherapeutics and to radiation therapy. Tumor hypoxia correlates with poor prognosis in cancer patients and represents a significant unmet medical need. The general nature of hypoxia in solid tumors offers the possibility for cancer therapeutics which are broadly useful in many indications with an associated large market opportunity.

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

Our prodrug candidates have two distinct parts, a toxic portion (the chemotherapeutic toxin) and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated by the low oxygen concentration in the hypoxic zones of solid tumors. Once activated, the toxin kills cells in its vicinity. We have designed prodrug candidates that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. Our lead investigational drug candidate, TH-302, was our first product candidate from this program. TH-302 is highly selective and produces a conventional DNA cross-linking toxin upon activation. Hypoxia activated prodrugs of other toxin classes are being pursued. Lead compounds have demonstrated promising in vitro activity, and additional characterization, evaluation and optimization of these compounds is currently underway.

Our expertise includes broad capabilities in chemical synthesis, assay development and in vitro and in vivo compound evaluation. Our medicinal chemistry expertise allows us to turn initially promising compounds generated by our chemists into drug candidates. We believe that our research focus combined with our medicinal chemistry expertise provide us with the capacity to identify, discover and develop novel therapies.

Manufacturing and Supply

The production of TH-302 and 2DG employs small molecule organic chemistry procedures that are standard for the pharmaceutical industry. We currently rely on contract manufacturers for the manufacture of active pharmaceutical ingredient (“API”), and final drug product of TH-302 and 2DG. We intend to continue to use our financial resources to accelerate the development of our product candidates rather than diverting resources to establish our own manufacturing facilities.

We are currently using contract manufacturers to manufacture TH-302 API and TH-302 drug product. We have scheduled manufacturing to meet our clinical supply needs for 2010. We based our estimates for the amount of drug we will need based on assumptions about trial enrollment and trial dose levels. If we are not successful in manufacturing sufficient quantities of TH-302 API and drug product or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our TH-302 clinical program.

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

During the years ended December 31, 2009, 2008 and 2007, we spent $15.8 million, $13.4 million and $23.4 million, respectively, on research and development, including product development, discovery research and contract manufacturing activities.

License and Development Agreements

Glufosfamide License

In August 2003, we entered into an agreement with Baxter International, Inc. and Baxter Healthcare S.A., or together, Baxter, for the licensing and development of glufosfamide. Under this agreement, we have an exclusive worldwide license and/or sublicense under Baxter’s patent rights, proprietary information, and know-how relating to glufosfamide to develop and commercialize products containing glufosfamide for the treatment of cancer. Baxter’s patent rights include one issued United States patent and 24 foreign counterparts related to glufosfamide, as well as one foreign patent related to its manufacture. Baxter has agreed to provide us with all of its information related to glufosfamide, including animal data.

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

Glufosfamide Asian Development Agreement

In November 2004, we entered into a Development Agreement with MediBIC Co. Ltd (“MediBIC”). MediBIC is a publicly traded Japanese biotechnology company focused on developing therapeutic compounds in partnership with non-Japanese biotechnology firms and providing consulting services in the design, management, and data analysis of clinical trials using pharmacogenomic platforms developed internally and in collaboration with other companies. We received an exclusive, royalty-free license to MediBIC’s know-how for the manufacture, sale, and distribution of glufosfamide products for the treatment of cancer worldwide. In connection with the Development Agreement, we granted to MediBIC a non-exclusive license to use our confidential information relating to glufosfamide for the limited purpose of preparing the development plan and any associated marketing plans as authorized under the Development Agreement, and a non-exclusive license to use our confidential information for the time necessary for MediBIC to perform its obligations under the development plan.

Under this agreement, in December 2004 we received an upfront payment of $4.75 million to support the development of glufosfamide in the Asian countries covered by the agreement and, under a separate but related agreement, an option payment of $250,000. We were responsible for all development activities and MediBIC had no other funding obligations. We agreed to pay MediBIC a percentage of net sales or net revenues from the sales of glufosfamide products for the treatment of cancer by us or third parties in the Asian countries covered by the agreement. We may also be required to pay MediBIC a percentage of up-front or milestone payments we receive from any third-party sublicensee of ours for the development of a glufosfamide product for the treatment of cancer in those Asian countries.

We may terminate the agreement at any time by making certain payments to MediBIC ranging from $7.0 million to $15.0 million, depending on the stage of development of the glufosfamide product. Otherwise, the agreement will continue until the expiration of the last-to-expire patent in a country in the Asian countries covered by the agreement that is owned or controlled by us and claims glufosfamide, its use for the treatment of cancer or a process to make such compound in such country. In 2009, we had no further responsibilities for development activities under this agreement and in May 2009, we dissolved the Joint Development Committee (“JDC”) comprising MediBIC and us. No payments were made by either party as a result of the dissolution of the JDC.

On October 14, 2009, we entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing.

Eleison will pay us 50% of its profits from commercialization on a quarterly basis, beginning on the date of first commercial sale, if any. Eleison has the right to sublicense some or all of its rights under the agreement, and will pay us 50% of amounts received under any sublicenses, including, without limitation, any royalty payments, license fee payments, milestone payments and payments for any equity or debt purchases by a sublicensee, within 30 days of the receipt of any such amounts or payments by Eleison. Eleison will bear all costs associated with development, commercialization and patent prosecution, and will control product development and commercialization. In addition, Eleison will be responsible for all royalty and milestone payments due under the Baxter license and MediBIC development agreement. The agreement contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to commence clinical development activities with glufosfamide.

In the event that Eleison fails to satisfy its diligence obligations, we may, at our option, terminate the agreement for material breach or convert the license granted under the agreement to a non-exclusive license.

The agreement will remain in effect as long as Eleison continues to sell glufosfamide anywhere in the world or receives payments under any sublicenses. Each party is entitled to terminate the agreement upon the other party’s material breach after expiration of a 60-day cure period (30 days in the event of a payment breach). Each party is entitled to terminate the agreement immediately upon the bankruptcy or similar petition of the other party that is not discharged within 60 days, or the assignment for the benefit of creditors by, or the appointment of a receiver over the property of, the other party. In addition, Eleison may terminate the agreement for convenience at any time on 90 days written notice to us.

Following any termination by Eleison for convenience or by us for Eleison’s material breach, all licensed rights will revert to us. Following any termination by Eleison for our material breach, all licensed rights will fully vest in Eleison, provided that Eleison will be required to pay us 50% of the profit sharing payments it otherwise would have been required to pay us under the agreement.

2DG License

In November 2002, we entered into an exclusive license agreement with Dr. Theodore J. Lampidis and Dr. Waldemar Priebe. This agreement gave us exclusive worldwide rights to international patent application US01/07173, to all of its United States counterpart and priority applications, and any United States and foreign patents and patent applications that claim priority from such applications. Two United States patents and one foreign patent licensed under this agreement have been issued. These patents and the related applications cover the treatment of cancer with 2DG or certain other glycolytic inhibitors, alone or in combination with certain other cancer drugs.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of December 31, 2009, we owned or held exclusive license to United States, Patent Cooperation Treaty (“PCT”) applications, and foreign patents and patent applications relating to our research and development programs.

Intellectual Property Related to TH-302

Our TH-302 product candidate and its use in the treatment of cancer are claimed in US and corresponding foreign patent applications in major market countries and are owned by us. We are seeking compound per se patent protection for TH-302 as well as claims directed to its use, alone and in combination with other cancer drugs, in the treatment of cancer. We also own other United States, PCT, and foreign national patent applications relating to the results of our research on hypoxia-activated prodrugs and their use as cancer drugs and related reagents and methods.

Intellectual Property Related to Glufosfamide

Our glufosfamide product candidate is covered by one issued United States patent, which is owned by Baxter and exclusively licensed to us. The United States patent expires in 2014. We also own United States, PCT and foreign patent applications describing the use of glufosfamide, alone and in combination with other cancer drugs, including gemcitabine, to treat pancreatic cancer, including gemcitabine-resistant pancreatic cancer. There can be no assurance that any of our patent applications will issue.

Intellectual Property Related to 2DG

Our 2DG product candidate is protected by four issued United States patents. The term of three of the issued United States patents, which we have licensed from the inventors, lapses in 2020, without patent term extension.

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

Each cancer indication for which we are developing products has a number of established medical therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing cancer development programs, including traditional therapies and therapies with novel mechanisms of action. Our TH-302 product candidate for targeting the tumor hypoxia may eventually compete with other companies who are developing or were developing drugs that target tumor hypoxia such as Novacea and Proacta Incorporated. A number of biotechnology and pharmaceutical companies are marketing and/or developing cancer therapeutics competing in prostate, lung, pancreatic, melanoma and soft tissue sarcoma. Such companies include: AstraZeneca PLC, Genentech, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline plc, Bayer Pharmaceuticals, Hoffmann-LaRoche, Inc., Johnson & Johnson, Onyx Pharmaceuticals, Inc., Merck KGaA, Novartis AG, Pfizer, Inc., Amgen Inc., ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Telik, Inc., Sunesis Pharmaceuticals, Inc., Plexxikon Inc., Celgene Corporation, Abraxis Bioscience Inc., ARIAD Pharmaceuticals, Inc. and ZIOPHARM Oncology, Inc.

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

Employees

As of December 31, 2009, we had 31 full-time employees, including 11 who hold Ph.D. and/or M.D. degrees. Twenty five of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302. Clinical trials may not demonstrate efficacy or lead to regulatory approval and preliminary results may not be confirmed.

We will not be able to commercialize our drug candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Our preliminary results from clinical trials of TH-302 in a limited number of patients may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Our product candidates are designed to target the microenvironment of solid tumors either by harnessing hypoxia for selective toxin activation in the case of TH-302; or potentially utilizing the increased uptake of glucose in cancer cells relative to most normal cells. Our product candidate 2DG shares certain structural characteristics with glucose but acts instead as poison when taken up by a cancer cell. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on either of these approaches. We cannot be certain that our approaches will lead to the development of approvable or marketable drugs.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2009, we had a net loss of $23.6 million and our cumulative net loss since our inception through December 31, 2009 was $207.8 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2009 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. Additional funds will be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

As of December 31, 2009, we had 31 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Our contract manufacturers have produced sufficient TH-302 API and drug product to meet the clinical supply demands of our ongoing clinical trials. Additional clinical trial material continues to be manufactured as required. We will need to obtain additional supplies of TH-302 API and drug product to complete our ongoing clinical trials and any other additional trials. The need for additional supplies may require manufacturing process improvements in TH-302 API and drug product. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

We rely on contract manufacturers for the manufacturing of 2DG API and drug product. If we seek a collaborator to continue development of 2DG, we will be dependent on contract manufacturers to produce additional API and drug product. If we are not successful, we may experience problems in seeking a partner or in meeting our obligations under a potential partnership to continue development of 2DG.

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

We are dependent on Eleison to develop and commercialize glufosfamide

We are dependent upon Eleison Pharmaceuticals, Inc., to whom we exclusively licensed glufosfamide in October 2009, to develop and commercialize glufosfamide. Any profit sharing or other payments to us under the Eleison license depend almost entirely upon the efforts of Eleison, which may not be able to raise sufficient funds to commence clinical development activities with glufosfamide. Even if Eleison is successful at raising initial funding, it may not be successful in developing and commercializing glufosfamide or raising sufficient funds for development and commercialization. We may also be asked to provide technical assistance related to the development of glufosfamide, which may divert our resources from other activities. If the Eleison license terminates in such a way that glufosfamide reverts to us and we seek alternative arrangements with one or more other parties to develop and commercialize glufosfamide, we may not be able to enter into such an agreement with another suitable third party or third parties on acceptable terms or at all.

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

We have product liability insurance that covers our clinical trials up to an $5 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates or any other compound that we may develop. However, insurance coverage is expensive and we may not be able to maintain insurance coverage at a reasonable cost or at all, and the insurance coverage that we obtain may not be adequate to cover potential claims or losses.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted the defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act. The plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase 2 and Phase 3 clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. On October 30, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment to the plaintiff class solely by our insurers. On December 1, 2009, the Court entered an order granting preliminary approval of the proposed settlement. The settlement is subject to final approval by the Court, and a hearing at which the Court will consider whether to grant final approval of the settlement is scheduled for April 15, 2010. However, we cannot provide any assurance that this hearing will not be rescheduled or that the settlement will receive final Court approval. The defendants, including us, have denied and continue to deny all of plaintiffs’ allegations of wrongdoing. There can be no assurance at this time that the settlement process will result in final Court approval. To the extent the case does not finally resolve through settlement, the defendants to the lawsuit, including us, continue to believe that plaintiffs’ claims are without merit and intend to defend against the actions vigorously. Although we believe our directors and officer’s insurance coverage is adequate, if our defense of the suit is unsuccessful, there can be no assurances that the insurance will substantially cover any resulting claim or that the premiums for directors and officers insurance will not be substantially higher in the future.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of December 31, 2009, our officers, directors and holders of 10% or more of our outstanding common stock beneficially owned in excess of 50.8% of our common stock, assuming the full exercisability of all outstanding warrants. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Provisions of Delaware law, where we are incorporated, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

In addition, in August 2006, our board of directors adopted a preferred shares rights agreement, the provisions of which could make it more difficult for a potential acquirer to consummate a transaction without the approval of our board of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We sublease approximately 33,700 square feet of laboratory and office space in Redwood City, California under an agreement that originally terminated in February 2010. On February 3, 2006, we entered into a lease for additional 34,205 square feet of office space at our Redwood City headquarters that terminates in 2011 and extends our lease on the current space to 2011. We believe these facilities are suitable and adequate for our current needs. We lease an additional 6,489 square feet of laboratory space in Redwood City, California under an agreement that terminates in August 2012.

ITEM 3.	LEGAL PROCEEDINGS

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against us, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, the plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded the plaintiffs leave to file a further amended complaint. On September 19, 2008, the plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act, and under Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs allege generally that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning our Phase 2 and Phase 3 clinical trials of Lonidamine (TH-070). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. On October 30, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment to the plaintiff class solely by our insurers. On December 1, 2009, the Court entered an order granting preliminary approval of the proposed settlement. The settlement is subject to final approval by the Court, and a hearing at which the Court will consider whether to grant final approval of the settlement is scheduled for April 15, 2010. However, we cannot provide any assurance that this hearing will not be rescheduled or that the settlement will receive final Court approval. The defendants, including us, have denied and continue to deny all of plaintiffs’ allegations of wrongdoing. There can be no assurance at this time that the settlement process will result in final Court approval. To the extent the case does not finally resolve through settlement, the defendants to the lawsuit, including us, continue to believe that the plaintiffs’ claims are without merit and intend to defend against the actions vigorously.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended December 31, 2009:
First Quarter	$1.54	$0.53
Second Quarter	$2.57	$1.17
Third Quarter	$2.08	$1.10
Fourth Quarter	$3.87	$1.70

Year Ended December 31, 2008:
First Quarter	$4.56	$2.10
Second Quarter	$2.76	$1.86
Third Quarter	$2.66	$1.25
Fourth Quarter	$1.37	$0.21

We estimate that there were approximately 115 holders of record of our common stock as of February 28, 2010.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/2009 to 10/31/2009	—	$—	—	—
11/01/2009 to 11/30/2009	—	$—	—	—
12/01/2009 to 12/31/2009	—	$—	—	—

*	Shares repurchased from former employees upon termination of their employment pursuant to our contractual repurchase rights under the terms of the 2004 Amended and Restated Equity Incentive Plan.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1) (2)
Equity compensation plans approved by stockholders	935,660	$1.17	546,408
Equity compensation plans not approved by stockholders	—	—	—

Total	935,660	$1.17	546,408

(1)	Includes 402,903 shares of common stock issuable under our 2004 Employee Stock Purchase Plan.
(2)	On January 1, 2006, and annually thereafter, the authorized shares for the 2004 Equity Incentive Plan will automatically be increased by a number of shares equal to the lesser of:
•	5% of the number of our shares issued and outstanding prior to the preceding December 31;
•	202,401 shares; or
•	an amount determined by our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

We are a development stage company. The following selected statement of operations data for the years ended December 31, 2009, 2008 and 2007 and balance sheet data as of December 31, 2009 and 2008 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected statement of operations data for years ended December 31, 2006 and 2005, and balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read together with our financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock and net loss per common share have been retroactively adjusted to reflect the reverse split.

As discussed in Note 9 in Item 8 “Financial Statements and Supplementary Data”, on January 1, 2006, we began accounting for stock options and stock purchase rights under a fair value method and accounting of stock-based compensation expense in our consolidated financial statements over the requisite service period

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Revenue	$—	$1,440	$1,436	$1,461	$690

Operating expenses:
Research and development (1)	15,844	13,440	23,375	46,267	35,991
General and administrative (1)	5,480	6,734	10,411	14,453	11,235

Total operating expenses	21,324	20,174	33,786	60,720	47,226

Loss from operations	(21,324)	(18,734)	(32,350)	(59,259)	(46,536)
Interest and other income, net	97	503	1,841	3,729	2,159
Interest and other expense	(2,421)	(61)	(155)	(156)	(31)

Net loss attributable to common stockholders	(23,648)	(18,292)	(30,664)	(55,686)	$(44,408)

Net loss per common share:
Basic and diluted	$(1.21)	$(1.97)	$(4.97)	$(9.20)	$(9.81)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	19,594	9,275	6,176	6,056	4,529

(1) Includes employee and non-employee non-cash stock-based compensation of:
Research and development	$1,003	$1,504	$2,413	$5,008	$5,951
General and administrative	$1,208	$1,748	$3,496	$5,141	3,470

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$37,315	$22,337	$22,693	$52,810	$99,654
Working capital	34,783	20,292	17,884	43,698	90,655
Total assets	48,685	24,531	25,814	57,034	102,101
Notes payable, less current portion	—	—	337	1,247	151
Total liabilities	26,028	3,117	6,227	12,796	12,733
Redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit)	22,657	21,414	19,587	44,238	89,368

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen, disordered blood vessel growth, and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates 2DG and the recently out-licensed product candidate glufosfamide share certain structural characteristics with glucose but act instead as chemotherapeutic toxins when taken up by a cell.

Our focus is on product candidates for the treatment of patients with cancer. We have two product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are present in most solid tumors. TH-302 is currently in Phase 1 and Phase 1/2 clinical trials. In 2009 and first quarter of 2010, we reported results from the dose escalation component and dose expansion components in metastatic melanoma and small-cell lung cancer (SCLC) of the monotherapy Phase 1 trial and interim results from each of the four chemotherapy plus TH-302 treatments Phase 1/2 combination trials. We presented top-line results from the monotherapy and combination therapy trials in the first quarter of 2010 and expect to present updated top-line results from the monotherapy and combination therapy trials in the second quarter of 2010. We also expect to initiate at least one randomized controlled clinical trial with TH-302 in mid-year 2010.

•

2DG is our product candidate for the potential treatment of patients with cancer and has been evaluated in a Phase 1 clinical trial alone and in combination with docetaxel as a combination therapy. This clinical trial began in the first quarter of 2004 and we completed enrollment in the first half of 2008. We presented top-line results for this clinical trial in August 2008. We are not currently planning or conducting any additional clinical trials of 2DG. We plan to seek a collaborator for the future development of 2DG.

We are working to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1 million. As of December 31, 2009 we had cash, cash equivalents and marketable securities of $37.3 million. Our net loss for the year ended December 31, 2009 was $23.6 million, respectively, and our cumulative net loss since our inception through December 31, 2008 was $207.8 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2010 compared to 2009 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of December 31, 2009 will be sufficient to fund our projected operating requirements into the second quarter of 2011, including prosecuting our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Revenue

We have not generated any revenue from the sale of our product candidates since our inception and do not expect to generate any revenue from the sale of our product candidates in the near term. From 2004 to 2008, we recognized $5.0 million in revenue related to the upfront payment received in connection with a 2004 agreement with MediBIC for the development of glufosfamide in Japan and several other Asian countries. The payment was contingent upon the finalization of the clinical development plan, which occurred in July 2005. Revenue has been recognized on a straight-line basis over the estimated development period, through December 31, 2008. In 2009, the Company had no further responsibilities for development activities under this agreement and in May 2009, the Company dissolved the Joint Development Committee (“JDC”) comprising MediBIC and us. No payments were made by either party as a result of the dissolution of the JDC.

Research and Development Expenses

Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. We recognize expenses as they are incurred. Our accruals for expenses associated with preclinical and clinical studies and contracts associated with clinical materials are based upon the terms of the service contracts, the amount of services provided and the status of the activities. We expect annual research and development expenses will decrease significantly in the future as we progress with a reduced workforce and smaller clinical trials. From inception through December 31, 2009, we incurred an aggregate of $159.7 million on research and development expenses, including non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, finance, patent, accounting and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not staff or only partially staff, including public relations, market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs. From inception through December 31, 2009, we incurred an aggregate of $58.5 million on general and administrative expenses, including non-cash stock-based compensation expense.

Stock-Based Compensation

We recognize stock-based compensation in accordance with the fair value provisions of Accounting Standard Codification (“ASC”) 718, “Compensation—Stock Compensation”, using the modified prospective transition method, except for options granted prior to our initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Refer to the discussion of accounting treatment of stock based compensation below under Critical Accounting Policies.

Results of Operations for the Years Ended December 31, 2009 and 2008

Revenue

For the year ended December 31, 2009, no revenue was recognized. For the year ended December 31, 2008, we recognized $1.4 million in revenue related to a $5.0 million upfront payment received in connection with a 2004 agreement with MediBIC for the development of glufosfamide in Japan and several other Asian countries. Revenue was fully recognized on a straight-line basis through 2008, the estimated development period.

Research and Development

Research and development expenses were $15.8 million for the year ended December 31, 2009, compared to $13.4 million for the year ended December 31, 2008. The $2.4 million increase in expenses is due to a $2.0 million increase in clinical and development expenses, $0.5 million in higher staffing and facilities expenses and $0.4 million in higher consulting expenses. In addition, stock-based compensation expense decreased by $0.5 million primarily due to lower valuations for 2009 stock option grants resulting from a lower stock price.

Research and development expenses by project (in thousands)	Years ended December 31,
	2009	2008	2007
TH-302	$11,086	$6,876	$5,079
Glufosfamide	246	1,976	11,877
2DG	197	414	1,130
Discovery research	4,315	4,174	5,289

Total research and development expenses	$15,844	$13,440	$23,375

Research and development expenses associated with our internally discovered compound TH-302 were $11.1 million for 2009 and $6.9 million for 2008. The increase of $4.2 million was primarily due to $2.4 million in clinical and manufacturing expenses and $1.1 million in employee related expenses. TH-302 continues to progress through the Phase 1 monotherapy clinical trial initiated in July 2007, for which in the first quarter of 2009, we expanded enrollment to explore activity in specific indications. In addition TH-302 continues to progress through the Phase 1/2 combination therapy clinical trial, which includes three separate treatment arms and a Phase 1/2 combination therapy clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma, both of which were initiated in third quarter of 2008.

Research and development expenses associated with glufosfamide were $0.2 million for 2009 and $2.0 million for 2008. This decline in expenses was due to the completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive SCLC and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively. In October 2009, we exclusively licensed development and commercialization of glufosfamide to Eleison and as a result, we do not expect to incur research and development expenses associated with glufosfamide in the future.

Research and development expenses associated with 2DG were $0.2 million for 2009 and $0.4 million for 2008, as we completed enrollment of our 2DG Phase 1 trial in second quarter of 2008 and announced results in third quarter of 2008. We are not currently planning or conducting any additional clinical trials of 2DG.

Discovery research and development expenses were $4.3 million for 2009 and $4.2 million for 2008, we continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2010 compared to 2009 due to the continued execution of existing clinical trials and beginning of new clinical trials.

General and Administrative

General and administrative expenses were $5.5 million for 2009, compared to $6.7 million for 2008. The $1.2 million decrease reflects $0.5 million decrease in stock-based compensation, $0.4 million in lower staffing and facilities expense and $0.3 million in lower consulting expenses.

We currently expect our general and administrative expenses to remain approximately the same in 2010 compared to 2009.

Interest and Other Income

Interest and other income for 2009 was $0.1 million compared to $0.5 million for 2008. The decrease was primarily due to lower invested cash, cash equivalents and marketable securities balances and lower interest rates during 2009 compared to the prior year.

Interest and Other Expense

Interest and other expense for the years ended December 31, 2009 and 2008 was $2.4 million and $0.1 million, respectively. The increase is primarily due to the revaluation of our warrant liability, which resulted in a net charge of $2.3 million in interest expense for 2009.

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

Research and development expenses associated with glufosfamide were $2.0 million for 2008 and $11.9 million for 2007. This decrease was primarily due to a $5.8 million decrease in clinical and manufacturing expenses, a $3.3 million decrease in employee-related and stock compensation expenses and a $0.8 million decrease in outside consulting expenses. These declines in expenses were due to completion and announcement of results for our Phase 2 trials in pancreatic cancer and soft-tissue sarcoma in 2007 and discontinuation of our Phase 2 trials in recurrent sensitive SCLC and platinum-resistant ovarian cancer in October 2007 and January 2008, respectively.

Research and development expenses associated with 2DG were $0.4 million for 2008 and $1.1 million for 2007, as we completed enrollment of our 2DG Phase 1 trial in second quarter of 2008 and announced results in third quarter of 2008. We are not currently planning or conducting any additional clinical trials of 2DG. We plan to seek a collaborator for the future development of 2DG. Discovery research and development expenses were $4.2 million for 2008 and $5.3 million for 2007. The decrease was primarily due to the allocation of resources towards our TH-302 program, and lower staffing and facilities expenses to support our other discovery research programs.

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

Interest and Other Expense

Interest and other expense for the years ended December 31, 2008 and 2007 was $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2009 of $207.8 million. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 1.0 million shares of our common stock (split adjusted), raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1.1 million shares of our common stock (split adjusted) for net proceeds of $62.4 million. In August 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of our common stock with an exercise price equal to $2.34 per share (subject to adjustment). We received aggregate gross proceeds of $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million. In October 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock for a purchase price equal to $1.86 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate gross proceeds equal to $35.0 million in connection with the offering. Net proceeds generated from the offering were $33.1 million.

In August 2008, our board of directors approved a 1-for-6 reverse split of our common stock, effective August 20, 2008. Accordingly, all references to common shares of stock have been retroactively adjusted to reflect the reverse split.

We had cash, cash equivalents and marketable securities of $37.3 million and $22.3 million at December 31, 2009 and 2008, respectively.

Net cash used in operating activities for the years ended December 31, 2009, 2008 and 2007 was $17.8 million, $16.3 million and $29.2 million, respectively. For the year ended December 31, 2009, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense, revaluation of warrant liability and depreciation and amortization expenses, as well as an increase in accrued liabilities. For the year ended December 31, 2008, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense and depreciation and amortization expenses, offset by a decrease in accrued liabilities and a decrease in deferred revenue. For the year ended December 31, 2007, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense, depreciation and amortization expenses, a decrease in accrued liabilities and a decrease in deferred revenue.

Net cash used in investing activities for the year ended December 31, 2009 was $21.5 million, primarily due to purchases of marketable securities of $35.0 million, offset by proceeds from sales and maturities of investments of $13.5 million. Net cash provided by investing activities for the year ended December 31, 2008 was $4.4 million, primarily due to proceeds from sales and maturities of investments of $13.7 million, offset by purchases of marketable securities of $9.2 million. Net cash provided by investing activities for the year ended December 31, 2007 was $13.1 million, primarily due to proceeds from sales and maturities of investments of $35.2 million, offset by purchases of marketable securities of $22.1 million.

Net cash provided by financing activities was $32.7 million for the year ended December 31, 2009, reflecting the $33.1 million net proceeds from the sale of our common stock in October 2009, offset by repayments of notes payable totaling $0.3 for the year. Net cash provided by financing activities was $15.9 million for the year ended December 31, 2008, reflecting the $16.8 million net proceeds from the sale of our common stock in August 2008, offset by repayments of notes payable totaling $0.9 for the year. Net cash used in financing activities was $0.9 million for the year ended December 31, 2007, primarily due to repayments of notes payable during the year partially offset by proceeds from the sale of stock under the employee stock purchase plan.

We expect 2010 cash requirements to be in the range of $23.0 million to $25.0 million. We believe that our cash, cash equivalents and marketable securities as of December 31, 2009 will be sufficient to fund our projected operating requirements into the second quarter of 2011, including completing our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5). On August 13, 2008 our board of directors implemented a one for six reverse stock split, effective August 20, 2008, to regain compliance with the minimum bid price requirement. On September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price. Even though we regained compliance with the minimum bid price requirement, we cannot be assured that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $5 million or a market value of at least $15 million. While we currently satisfy the stockholders’ equity requirement, we may not continue to do so. On October 16, 2008, the NASDAQ Stock Market suspended the enforcement of the minimum bid price and market value requirements through January 16, 2009 and on December 19, 2008, the suspension period was extended to April 20, 2009. The suspension period was subsequently extended to July 31, 2009. NASDAQ’s enforcement of these rules resumed on August 3, 2009 and NASDAQ does not expect any further extensions of the suspension period.

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

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility, which is being repaid over a 36-month period from the dates of borrowing. These borrowings bear interest at an average rate of 5.8% per year at December 31, 2007. At December 31, 2007, all borrowing under this facility had been fully repaid. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which was repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At June 30, 2009, borrowings under this facility were paid in full.

In August 2004, we entered into a noncancelable facilities sublease agreement that originally expired on February 28, 2010 for our headquarters in Redwood City, California. In February 2006, we entered into a lease for an additional 34,205 square feet of space and increased the lease term for the existing space located at our headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and will begin on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires us to pay certain taxes, assessments, fees and other costs and expenses associated with the premises as well as a customary management fee. We are also responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, we furnished a letter of credit to the landlord for approximately $0.3 million.

On April 1, 2005, we entered into a noncancelable facilities lease agreement that originally expired on February 28, 2010 for additional laboratory space in Redwood City, California. On November 17, 2009 we extended the term of the lease agreement to expire on August 2012.

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of December 31, 2009, are as follows (in thousands):

	Within one year	One to three years	Four to five years	After five years	Total
Facilities sublease and lease	$1,588	$1,284	$106	$—	$2,978
Purchase commitments	1,673	—	—	—	1,673

Total	$3,261	$1,284	$106	$—	$4,651

On October 14, 2009, we entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing.

Eleison will pay us 50% of its profits from commercialization on a quarterly basis, beginning on the date of first commercial sale, if any. Eleison has the right to sublicense some or all of its rights under the agreement, and will pay us 50% of amounts received under any sublicenses, including, without limitation, any royalty payments, license fee payments, milestone payments and payments for any equity or debt purchases by a sublicensee, within 30 days of the receipt of any such amounts or payments by Eleison. Eleison will bear all costs associated with development, commercialization and patent prosecution, and will control product development and commercialization. In addition, Eleison will be responsible for all royalty and milestone payments due under the Baxter license and MediBIC development agreement discussed below. The agreement contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to commence clinical development activities with glufosfamide.

In November 2004, we entered into an agreement with MediBIC to develop glufosfamide in Japan and several other Asian countries, and received an upfront payment of $5.0 million contingent upon the finalization of the clinical development plan. In July 2005, we finalized the development plan with MediBIC and began recognizing revenue from the upfront payment on a straight-line basis over the development period, through December 31, 2008. We were responsible for all development activities under this agreement. We will also be required to make royalty payments upon product commercialization. We may terminate the agreement at any time by making certain payments ranging from $7.0 million to $15.0 million, depending on the stage of development of the glufosfamide product in Japan. In 2009, we had no further responsibilities for development activities under this agreement and in May 2009, we dissolved the Joint Development Committee (“JDC”) comprising MediBIC and us. No payments were made by either party as a result of the dissolution of the JDC.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

We incurred net operating losses for the years ended December 31, 2009, 2008 and 2007 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2009, we had accumulated approximately $41 million in both federal and state net operating loss carryforwards to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2022 and 2014 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2009, we had research credit carryforwards of approximately $2.8 million for California state income tax purposes. During the year ended December 31, 2009, the Company wrote down its deferred tax assets related to net operating loss carryforwards and tax credits that are expected to expire before utilization due to the annual limitation.

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

Stock-Based Compensation

We account for stock options and stock purchase rights related to our 2004 Employee Stock Purchase Plan under the provisions of ASC 718 which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718 including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, “Equity.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock. The two factors which most affect these changes are the price of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of the stock price. If our estimates of the fair value of these equity instruments change, it would have the effect of changing compensation expenses.

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

We adopted ASC 820, “Fair Value and Measurements, in the first quarter of 2008. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Our financial assets measured at fair value on a recurring basis include securities available for sale. Securities available for sale include money market funds, government securities, commercial paper and corporate bonds.

Fair Value of Warrants

Prior to January 1, 2009, common stock warrants were recorded in stockholders equity in accordance with ASC 815, “Derivatives and Hedging” and ASC 825, “Financial instruments.” However in June 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of our outstanding warrants from stockholders’ equity to liability and a cumulative effect of change in accounting principle on our deficit accumulated during development stage of $0.5 million. In addition, the stock warrants are required to be fair valued at each reporting period, with the changes in fair value recognized in our consolidated statement of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of our common stock, may have a significant impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our financial statements.

On July 1, 2009, the FASB issued guidance now codified as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these consolidated financial statements.

In April 2009, the FASB issued guidance now codified as ASC 820, “Fair Value Measurements and Disclosures,” ASC 320, “Investments—Debt and Equity Securities” and ASC 825, “Financial Instruments,” that was intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. ASC 820 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. ASC 320 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. ASC 825 expands the fair value disclosures required for all financial instruments to interim periods. The new guidance in these three ASC topics was effective for interim and annual reporting periods ending after June 15, 2009. The implementation did not have a material impact on our financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on our consolidated results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Threshold Pharmaceuticals, Inc.

(a development stage enterprise)

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 present fairly, in all material respects, the financial position of Threshold Pharmaceuticals, Inc. and its subsidiary (the “Company”) (a development stage enterprise) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and cumulatively for the period from October 17, 2001 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for common stock warrants effective January 1, 2009.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 8, 2010

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,934	$15,466
Marketable securities	28,381	6,871
Prepaid expenses and other current assets	10,342	518

Total current assets	47,657	22,855
Property and equipment, net	505	1,168
Restricted cash	483	483
Other assets	40	25

Total assets	$48,685	$24,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284	$840
Accrued clinical and development expenses	1,618	544
Accrued liabilities	10,972	842
Notes payable, current portion	—	337

Total current liabilities	12,874	2,563
Warrant liability	12,665	—
Deferred rent	489	554

Total liabilities	26,028	3,117

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares at December 31, 2009 and 2008, respectively; Issued and outstanding: 33,563,670 and 15,214,044 shares at December 31, 2009 and 2008, respectively.	33	15
Additional paid-in capital	230,441	204,999
Deferred stock-based compensation	—	(6)
Accumulated other comprehensive (loss) income	(24)	19
Deficit accumulated during the development stage	(207,793)	(183,613)

Total stockholders’ equity	22,657	21,414

Total liabilities and stockholders’ equity	$48,685	$24,531

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2009
	2009	2008	2007
Revenue	$—	$1,440	$1,436	$5,027

Operating expenses:
Research and development	15,844	13,440	23,375	159,710
General and administrative	5,480	6,734	10,411	58,526

Total operating expenses	21,324	20,174	33,786	218,236

Loss from operations	(21,324)	(18,734)	(32,350)	(213,209)
Interest and other income, net	97	503	1,841	8,864
Interest and other expense, net	(2,421)	(61)	(155)	(2,916)

Net loss	(23,648)	(18,292)	(30,664)	(207,261)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(40,862)

Net loss attributable to common stockholders	$(23,648)	$(18,292)	$(30,664)	$(248,123)

Net loss per common share:
Basic and diluted	$(1.21)	$(1.97)	$(4.97)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	19,594	9,275	6,176

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2009

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

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2009

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2009

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Amortization of deferred stock-based compensation	—	—	—	2,837	—	—	2,837
Stock-based compensation	—	—	3,072	—	—	—	3,072
Repurchase of unvested common stock	(16,410)	—	(34)	—	—	—	(34)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(30,664)	(30,664)

Comprehensive loss							(30,654)

Balances, December 31, 2007	6,228,056	6	185,733	(834)	3	(165,321)	19,587
Issuance of common stock and warrants to certain investors, net of issuance costs of $1.5 million	8,970,574	9	16,812	—	—	—	16,821
Issuance of common stock pursuant to stock plans	15,461	—	30	—	—	—	30
Amortization of deferred stock-based compensation	—	—	—	828	—	—	828
Stock-based compensation	—	—	2,424	—	—	—	2,424
Repurchase of unvested common stock	(47)	—	—	—	—	—	—
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(18,292)	(18,292)

Comprehensive loss							(18,276)

Balances, December 31, 2008	15,214,044	15	204,999	(6)	19	(183,613)	21,414
Issuance of common stock to certain investors, net of issuance costs of $1.9 million	18,324,599	18	23,210	—	—	—	23,228
Issuance of common stock pursuant to stock plans	25,027	—	27	—	—	—	27
Amortization of deferred stock-based compensation	—	—	—	6	—	—	6
Stock-based compensation	—	—	2,205	—	—	—	2,205
Cumulative effect of change in accounting principle	—	—	—	—	—	(532)	(532)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	(23,648)	(23,648)

Comprehensive loss							(23,691)

Balances, December 31, 2009	33,563,670	$33	$230,441	$—	$(24)	$(207,793)	$22,657

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2009
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(23,648)	$(18,292)	$(30,664)	$(207,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597	935	1,040	4,327
Stock-based compensation expense	2,211	3,252	5,909	38,005
Change in common stock warrant value	2,311	—	—	2,311
Amortization of debt issuance costs	—	—	—	44
(Gain) loss on sale of investments, property and equipment	—	—	9	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	161	(2)	32	(382)
Accounts payable	(556)	(182)	403	284
Accrued clinical and development expenses	1,074	(696)	(3,080)	1,618
Accrued liabilities	130	125	(1,569)	972
Deferred rent	(65)	(11)	111	489
Deferred revenue	—	(1,437)	(1,436)	—

Net cash used in operating activities	(17,785)	(16,308)	(29,245)	(159,620)

Cash flows from investing activities:
Acquisition of property and equipment	(22)	(30)	(42)	(4,988)
Acquisition of marketable securities	(34,961)	(9,242)	(22,083)	(180,570)
Proceeds from sales and maturities of marketable securities	13,496	13,700	35,228	152,348
Restricted cash	—	—	—	(483)

Net cash provided by (used in) investing activities	(21,487)	4,428	13,103	(33,693)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	33,077	16,851	94	152,408
Proceeds from issuance of notes payable	—	—	—	3,616
Repayment of notes payable	(337)	(909)	(998)	(3,616)

Net cash provided by (used in) financing activities	32,740	15,942	(904)	202,247

Net increase (decrease) in cash and cash equivalents	(6,532)	4,062	(17,046)	8,934
Cash and cash equivalents, beginning of period	15,466	11,404	28,450	—

Cash and cash equivalents, end of period	$8,934	$15,466	$11,404	$8,934

Supplemental disclosures:
Cash paid for interest	$110	$61	$155	$560

Non-cash investing and financing activities:
Cumulative change in accounting principle	$532	$—	$—	$532

Deferred stock-based compensation	$—	$—	$(304)	$19,511

Conversion of redeemable convertible preferred stock	$—	$—	$—	$49,839

Change in unrealized gain (loss) in marketable securities	$(43)	$16	$10	$(24)

Fair value of redeemable convertible preferred stock warrant	$—	$—	$—	$44

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$—	$40,862

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

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2009, there has been no financial activity related to this entity.

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

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At December 31, 2009, the Company had an accumulated deficit of $207.8 million. On October 5, 2009, the Company sold to certain investors an aggregate of 18,324,599 shares of its common stock for a purchase price equal to $1.86 per share and, for a purchase price equal $0.05, warrants exercisable for a total of 7,329,819 shares of its common stock for aggregate gross proceeds equal to $35.0 million. Net proceeds generated from the offering were $33.1 million.

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

Marketable Securities

The Company classifies its marketable securities as “available-for-sale.” Such marketable securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders’ equity until realized. Realized gains and losses on sale of all such securities are reported in net loss, computed using the specific identification cost method. The Company places its marketable securities primarily in U.S. government securities, money market funds, corporate bonds, commercial paper and certificates of deposit.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable at December 31, 2008 approximates fair value. Estimated fair values for marketable securities, which are separately disclosed in Note 3, are based on quoted market prices for the same or similar instruments. The carrying amount of the common stock warrant liability represents its fair value.

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

Impairment of Long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. As of December 31, 2009, the Company has not incurred any such impairment losses.

Related Parties

In March 2008, the Company entered into a License Agreement, for the use of 5,500 square feet of its facilities and laboratory space with Ethos Pharmaceuticals (formerly AllChemie, Inc.), a Delaware corporation. Dr. Harold E. Selick, the Company’s Chief Executive Officer and a member of the board of directors, is the chairman of the board of directors of Ethos Pharmaceuticals. Ethos Pharmaceuticals paid the Company a fee in the aggregate of $192,570 for the one-year initial term of the License Agreement. In addition, Ethos Pharmaceuticals paid for costs incurred relating to agreed upon services provided by the Company. In January 2009, the License Agreement was terminated at end of the initial term.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC 605, “Revenue Recognition”. In connection with the Company’s agreement with MediBIC Co. Ltd. (“MediBIC”), the Company recognizes revenue from the non-refundable, upfront payment ratably over the term of its performance under the agreement. The upfront payment received, pending recognition as revenue, is recorded as deferred revenue and classified as a short-term or long-term liability on the consolidated balance sheet to be recognized over the period of deferral. Revenue was fully recognized on a straight-line basis through the 2008, the development period. In 2009, the Company had no responsibilities for development activities and in May 2009, the Company dissolved the Joint Development Committee (“JDC”) comprising MediBIC and the Company.

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

Stock-Based compensation

The Company accounts for stock-based compensation using the modified prospective transition method prescribed by ASC 718, “Compensation—Stock Compensation,” originally issued by the Financial Accounting Standards Board in December 2004. ASC 718 requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. See Note 9 “Equity Incentive Plans and Stock Based Compensation” for further discussion.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, “Equity,” which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Recent Accounting Pronouncements

In October 2009, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its financial statements.

On July 1, 2009, the FASB issued guidance now codified as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

In April 2009, the FASB issued guidance now codified as ASC 820, “Fair Value Measurements and Disclosures,” ASC 320, “Investments—Debt and Equity Securities” and ASC 825, “Financial Instruments,” that was intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. ASC 820 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. ASC 320 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. ASC 825 expands the fair value disclosures required for all financial instruments to interim periods. The new guidance in these three ASC topics was effective for interim and annual reporting periods ending after June 15, 2009. The implementation did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial conditions.

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

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net loss attributable to common stockholders	$(23,648)	$(18,292)	$(30,664)

Denominator:
Weighted-average number of common shares outstanding	19,594	9,285	6,238
Less: Weighted-average shares subject to repurchase	—	(10)	(62)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	19,594	9,275	6,176

Basic and diluted net loss per common share	$(1.21)	$(1.97)	$(4.97)

The following warrants, outstanding options, common stock subject to repurchase and purchase rights under the Company’s ESPP were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2009	2008	2007
Warrants to purchase common stock	10,918	3,588	—
Options to purchase common stock	936	617	497
Common stock subject to repurchase	—	—	20
Shares issuable related to the ESPP	50	8	6

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

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of December 31, 2009:

	Fair Value as of December 31, 2009	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$7,759	$7,759	$—	$—
Certificates of deposit	12,514	—	12,514	—
Corporate bonds	1,280	—	1,280	—
Government securities	9,392	—	9,392	—
Commercial paper	6,195	—	6,195	—

Total cash equivalents and marketable securities	$37,140	$7,759	$29,381	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2009 and 2008:

As of December 31, 2009 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$7,759	$—	$—	$7,759
Certificates of deposit	12,528	—	(14)	12,514
Corporate bonds	1,281	1	(2)	1,280
Government securities	9,401	—	(9)	9,392
Commercial paper	6,195	—	—	6,195

	37,164	1	(25)	37,140
Less cash equivalents	(8,759)	—	—	(8,759)

Total marketable securities	$28,405	$1	$(25)	$28,381

As of December 31, 2008 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$11,995	$—	$—	$11,995
Corporate bonds	1,229	—	(1)	1,228
Government securities	5,827	19	—	5,846
Commercial paper	3,042	5	—	3,047

	22,093	24	(1)	22,116
Less cash equivalents	(15,241)	(4)	—	(15,245)

Total marketable securities	$6,852	$20	$(1)	$6,871

There were no realized gains or losses in 2009 and 2008.

As of December 31, 2009, weighted average days to maturity for the Company’s available for sale securities was 147 days, with the longest maturity being January 2011.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2009 (in thousands):

	In loss position for less than twelve months
As of December 31, 2009 (in thousands):	Fair Value	Unrealized Loss
Certificates of deposits	$10,223	$(14)
Government securities	8,392	(9)
Corporate bonds	608	(2)

Total marketable securities	$19,223	$(25)

The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2009 are temporary in nature. To date the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2009	2008
Computer and office equipment	$866	$866
Laboratory equipment	1,276	1,253
Leasehold improvements	2,795	2,795

	4,937	4,914
Less: Accumulated depreciation and amortization	(4,432)	(3,746)

Total property and equipment, net	$505	$1,168

Depreciation and amortization expense was $0.7 million, $1.0 million, $1.1 million and $4.5 million for the years ended December 31, 2009, 2008 and 2007, and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2009, respectively.

NOTE 5—BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets comprise the following (in thousands):

	December 31,
	2009	2008
Litigation settlement receivable	$10,000	$—
Other prepaid expenses and current assets	342	518

Total prepaid expenses and other current assets	$10,342	$518

Accrued liabilities comprise the following (in thousands):

	December 31,
	2009	2008
Payroll and employee related expenses	$756	$619
Professional services	101	101
Litigation settlement	10,000	—
Other accrued expenses	115	122

Total accrued liabilities	$10,972	$842

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

In April 2006, the Company amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility will be determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. The Company borrowed $2.6 million under this facility, which will be repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At June 30, 2009, all borrowings under this facility were paid in full.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on its consolidated balance sheets. On August 31, 2004, the Company entered into a noncancelable facility sublease agreement for 33,700 square feet of laboratory and office space. The lease was effective October 1, 2004 and expires February 2010. On April 1, 2005 the Company entered into a noncancelable facility operating lease for approximately 6,489 square feet of laboratory space, which expires in February 2010. In connection with the execution of the lease, the Company paid a security deposit of approximately $25,000. On November 17, 2009 the Company amended the lease agreement term to expire in August 2012. The aggregate rent for the extended term of the lease is approximately $0.4 million.

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

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2010	$1,588
2011	1,284
2012	106

Future minimum rental payments	$2,978

Rent expense for the years ended December 31, 2009, 2008, 2007 and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2009 was $1.2 million, $1.1 million, $1.3 million, and $6.6 million, respectively.

The Company’s purchase commitments at December 31, 2009 were $1.7 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

License Agreements

In November 2002, the Company entered into an exclusive license agreement with certain individuals for rights to certain patent applications. Under the terms of the agreement, the Company was required to make aggregate upfront payments of approximately $15,000. Based on the early stage of development and the uncertainty of the feasibility of the licensed technology, the upfront fees were expensed immediately as incurred. The Company is also required to make various milestone payments up to $0.7 million in connection with regulatory filings and approvals and additional royalty payments upon product commercialization. No milestone or royalty payments have been made as of December 31, 2009.

In August 2003, the Company entered into an exclusive worldwide license and development agreement with Baxter International and Baxter Healthcare S.A., together Baxter for certain patent rights and technology associated with glufosfamide and its drug candidates in development. Under the terms of the agreement, the Company made an initial upfront payment of $0.1 million and in December 2003, another milestone payment of $0.1 million. In November 2004, the Company made an additional milestone payment of $1.3 million. The Company will be required to make a milestone payment of $1.0 million within 30 days of filing an NDA for glufosfamide with the FDA. Total additional milestone payments in connection with the development of glufosfamide and United States of America and foreign regulatory submissions and approvals could total $8.0 million. In addition, based on the attainment of specified sales thresholds the Company could be required to make payments totaling $17.5 million. The Company will also be required to make royalty payments upon product commercialization. No royalty payments have been made as of December 31, 2009.

In November 2004, the Company entered into an agreement with MediBIC Co. Ltd. (“MediBIC”) to develop glufosfamide in Japan and several other Asian countries, and received an upfront payment of $5.0 million contingent upon the finalization of the clinical development plan. In July 2005, the Company finalized the development plan with MediBIC and began recognizing revenue from the upfront payment on a straight-line basis over the development period, through December 31, 2008. At December 31, 2008 the upfront payment had been fully recognized. The Company was responsible for all development activities under this agreement. The Company was also required to make royalty payments upon product commercialization. The Company may terminate the agreement at any time by making certain payments ranging from $7.0 million to $15.0 million, depending on the stage of development. In 2009, the Company had no further responsibilities for development activities under this agreement and in May 2009, the Company dissolved the JDC comprising MediBIC and the Company. No payments were made by either party as a result of the dissolution of the JDC.

On October 14, 2009, the Company entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing.

Eleison will pay the Company 50% of its profits from commercialization on a quarterly basis, beginning on the date of first commercial sale, if any. Eleison has the right to sublicense some or all of its rights under the agreement, and will pay the Company 50% of amounts received under any sublicenses, including, without limitation, any royalty payments, license fee payments, milestone payments and payments for any equity or debt purchases by a sublicensee, within 30 days of the receipt of any such amounts or payments by Eleison. Eleison will bear all costs associated with development, commercialization and patent prosecution, and will control product development and commercialization. In addition, Eleison will be responsible for all royalty and milestone payments due under the Baxter license and MediBIC development agreement. The agreement contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to commence clinical development activities with glufosfamide.

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

Legal Proceedings

On July 5 and July 18, 2007, purported shareholder class action complaints alleging violations of the federal securities laws were filed against the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer Janet I. Swearson in the United States District Court for the Southern District of New York. On September 14, 2007, these lawsuits, which have been consolidated by the Court into a single proceeding, were ordered transferred to the United States District Court for the Northern District of California. On January 15, 2008, Plaintiffs filed a first consolidated amended complaint. On July 11, 2008, the Court granted Defendants’ motions to dismiss that complaint but afforded Plaintiffs leave to file a further amended complaint. On September 19, 2008, Plaintiffs filed a second consolidated amended complaint, which, on behalf of an alleged class of purchasers of our common stock from the date of our initial public offering of securities on February 4, 2005 through July 14, 2006, purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Act”), and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On November 14, 2008, Defendants moved to dismiss the second consolidated amended complaint. On April 3, 2009, the Court granted in part and denied in part the motions to dismiss, dismissing with prejudice all claims arising under the Securities Act and all claims against Ms. Swearson, while narrowing the remaining claims. On October 30, 2009, the parties entered into a stipulation of settlement to resolve the lawsuit. The settlement provides for a payment of $10.0 million to the plaintiff class solely by the Company’s insurers. On December 1, 2009, the Court entered an order granting preliminary approval of the proposed settlement. The settlement is subject to final approval by the Court, and a hearing at which the Court will consider whether to grant final approval of the settlement is scheduled for April 15, 2010. The defendants, including the Company, have denied and continue to deny all of plaintiffs’ allegations of wrongdoing. There can be no assurance at this time that the settlement process will result in final Court approval. To the extent the case does not finally resolve through settlement, the defendants to the lawsuit, including the Company, continue to believe that Plaintiffs’ claims are without merit and intend to defend against the actions vigorously.

As of December 31, 2009, in accordance with provisions of the settlement, the Company recorded $10 million in accrued liabilities, which represents the amount of the settlement costs to be paid to the plaintiffs, and $10 million in prepaid expenses and other assets, which represents the amount the Company’s insurers will pay towards the settlement costs.

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

On October 5, 2009, the Company sold to certain investors an aggregate of 18,324,599 shares of its common stock for a purchase price equal to $1.86 per and, for a purchase price of $0.05 per share, warrants exercisable for a total of 7,329,819 shares of its common stock for aggregate gross proceeds equal to $35.0 million in connection with the offering. Net proceeds generated from the offering were $33.1 million. The warrants have a five-year term and an exercise price equal to $2.23 per share of common stock. The exercise price of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price. In addition, the number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable.

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

As a result of the offering on October 5, 2009, the exercise price of the warrants exercisable for a total of 3,588,221 shares of common stock sold to investors in August 2008 that had an original exercise price of $2.34 per share, was subsequently reduced to $1.86 per share pursuant to the terms of such warrants.

On February 4, 2005, the Company completed its initial public offering of 1.0 million shares of common stock for net proceeds totaling $38.1 million. On October 14, 2005, the Company completed a public offering of 1.1 million shares of its common stock for net proceeds totaling $62.4 million. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2009.

On October 24, 2001, shares of restricted stock were issued to the Company’s founder and member of the Board of Directors under a restricted stock purchase agreement. In August 2005, the founder resigned from the Company and entered into a consulting and stock vesting agreement. Under the terms of this agreement, the vesting of his restricted stock accelerated at December 31, 2005, and compensation expense associated with the accelerated vesting of these options was recorded for his services as a consultant through December 31, 2005. On January 29, 2002, shares of restricted common stock were issued to a member of the Board of Directors under a restricted stock purchase agreement. The shares vest over a six-year period. The unvested shares of common stock are subject to repurchase by the Company in the event of termination of the consulting relationship. As of December 31, 2009 and 2008, for both awards, there were no shares subject to the Company’s right of repurchase.

Common Stock Warrants

In June 2008, the FASB issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The new guidance in ASC 815 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of the Company’s outstanding warrants from the August 2008 offering from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in the Company’s consolidated statement of operations.

At January 1, 2009 and December 31, 2009, the Company had warrants outstanding to purchase 3,588,221 shares of common stock from the August 2008 offering. The fair value of these warrants on the date of adoption of January 1, 2009 and on December 31, 2009 was determined using a Black Scholes valuation model with the following level 3 inputs:

	January 1, 2009	December 31, 2009
Risk-free interest rate	1.72%	2.29%
Expected life (in years)	4.66	3.66
Dividend yield	—	—
Volatility	70%	95%
Stock price	$0.57	$1.80

On January 1, 2009, Company recorded a cumulative effect of change in accounting principle adjustment to its deficit accumulated during development stage of $0.5 million and a corresponding reclassification of the Company’s outstanding warrants from stockholder’s equity to warrant liability. In addition, the change in fair value of these warrants resulted in a $3.7 million charge to interest and other expense in the consolidated statement of operations and a corresponding increase to the warrant liability for year ended December 31, 2009, respectively.

At October 5, 2009 and December 31, 2009, the Company had warrants outstanding to purchase 7,329,819 shares of common stock from the October 2009 offering. The fair value of these warrants on October 5, 2009 and December 31, 2009 was determined using a Black Scholes valuation model with the following level 3 inputs:

	October 5, 2009	December 31, 2009
Risk-free interest rate	2.21%	2.62%
Expected life (in years)	5.00	4.76
Dividend yield	—	—
Volatility	87%	87%
Stock price	$2.00	$1.80

On October 5, 2009, the Company determined the fair value of the warrants to be $9.8 million and classified that amount of the net proceeds from the October 2009 offering to warrant liability. At December 31, 2009, the change in fair value of these warrants resulted in a $1.3 million credit to interest and other expense in the consolidated statement of operations and a corresponding decrease to the warrant liability.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008 and October 2009 offerings, subject to fair value measurements as of December 31, 2009:

(in thousands)	Fair Value as of December 31, 2009	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Common stock warrants	$12,665	$—	$—	$12,665

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2008	$—
Cumulative effective of change in accounting principle for common stock warrants related to the August 2008 offering	532
Issuance of common stock warrants related to October 2009 offering	9,822
Change in fair value of common stock warrants during 2009	2,311

Balance at December 31, 2009	$12,665

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

Effective July 9, 2008, the Company entered into an amendment (the “First Amendment”) to that certain Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between the Company and Mellon Investor Services LLC (the “Rights Agreement”). The First Amendment amended certain terms in the Rights Agreement so that the Company could announce and consummate the 2008 offering of common stock and warrants described above without triggering the Rights Agreement.

Effective September 29, 2009, the Company entered into an additional amendment (the “Second Amendment”) to the Rights Agreement. The Second Amendment amended certain terms in the Rights Agreement so that the Company could announce and consummate the 2009 offering described above without triggering the Rights Agreement.

NOTE 9—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2004 Equity Incentive Plan

On April 7, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), and received stockholder approval on January 10, 2005. The 2004 Plan became effective upon the completion of the Company’s initial public offering and provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees and consultants. In 2005, 404,801 shares of common stock were authorized for issuance pursuant to the 2004 Plan, plus any shares which had been reserved but not issued under the 2001 Equity Incentive Plan (the “2001 Plan”) or issued and forfeited after the date of the initial public offering, plus any shares repurchased at or below the original purchase price and any options which expire or become unexercisable after the initial public offering, thereafter plus all shares of common stock restored by the Board of Directors pursuant to the provision of the 2004 Plan that permits options to be settled on a net appreciation basis. The Company will not grant any options under the 2001 Plan after the effectiveness of the 2004 Plan. On January 1, 2006, and annually thereafter, the authorized shares under the 2004 Plan will be automatically increased by a number of shares equal to the lesser of:

•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;

•	202,401 shares;

•	an amount determined by the Board of Directors.

On December 20, 2005, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2006. On April 2, 2007, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2007. On January 15, 2009, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2009. On March 1, 2009, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2010.

Activity under the 2001 Plan and 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Shares reserved at Plan inception	202,400	—	$—	$—

Balances, December 31, 2001	202,400	—	—	—
Options granted	(179,992)	179,992	0.96	0.96
Options exercised	—	(405)	0.96	0.96

Balances, December 31, 2002	22,408	179,587	0.96	0.96
Additional shares reserved	506,000	—	—	—
Options granted	(121,092)	121,092	0.96–1.56	0.96
Options exercised	—	(1,285)	0.96	0.96
Options canceled	927	(927)	0.96	0.96

Balances, December 31, 2003	408,243	298,467	0.96–1.56	0.96
Options granted	(370,372)	370,372	1.56–3.18	2.16
Options exercised	—	(586,365)	0.96–3.18	1.50
Options canceled	7,926	(7,926)	0.96–3.18	1.68

Balances, December 31, 2004	45,797	74,549	0.96–3.18	2.70
Additional shares reserved	404,800	—	—	—
Options granted	(157,849)	157,849	3.18–89.88	49.32
Options exercised	—	(75,545)	0.96–3.18	2.94
Options canceled	2,475	(2,475)	34.80–74.70	39.72
Options repurchased	10,664	—	0.96–3.18	2.46

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Balances, December 31, 2005	305,887	154,378	$0.96–89.88	$49.74
Additional shares reserved	202,401	—	—	—
Options granted (1)	(744,228)	744,228	9.30–99.12	41.94
Options exercised	—	(22,023)	1.56–37.56	5.52
Options canceled (1)	530,831	(530,831)	3.18–99.12	62.88
Options repurchased	27,091	—	0.96–3.18	2.94

Balances, December 31, 2006	321,982	345,752	0.96–89.88	15.60
Additional shares reserved	202,401	—
Options granted	(283,396)	283,396	3.84–21.66	11.04
Options exercised	—	(337)	3.18–15.42	14.52
Options canceled	131,672	(131,672)	3.18–84.24	16.62
Options repurchased	16,410	—	1.56–3.18	2.10

Balances, December 31, 2007	389,069	497,139	0.96–89.88	12.72
Options granted	(239,538)	239,538	0.42–3.18	2.84
Options exercised	—	(727)	1.56	1.56
Options canceled	118,852	(118,852)	0.96–89.88	15.14
Options repurchased	47	—	3.13	2.10

Balances, December 31, 2008	268,430	617,098	0.42–21.66	8.41
Additional shares reserved	202,401	—
Options granted (2)	(955,265)	955,265	0.79–3.08	1.17
Options exercised	—	(8,764)	0.79–1.30	1.14
Options canceled (2)	627,939	(627,939)	0.79–21.66	8.28

Balances, December 31, 2009	143,505	935,660	$0.42–21.66	$1.17

(1)	Includes 362,000 options that had a weighted average exercise price of $74.22, which were canceled and re-granted at an exercise price of $15.42 in September 2006.
(2)	Includes 559,665 options that had a weighted average exercise price of $8.08, which were canceled and re-granted at an exercise price of $1.30 in February 2009.

At December 31, 2009, stock options outstanding and exercisable by exercise price were as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42 – 0.79	323,093	8.74	$0.79	117,827	$0.78
$1.15 – 1.30	545,066	7.35	1.30	270,518	1.30
$1.31 – 1.32	2,400	9.26	1.32	750	1.32
$1.95 – 1.95	60,000	7.85	1.95	39,165	1.95
$2.22 – 2.22	583	8.21	2.22	254	2.22
$3.08 – 3.18	4,518	7.97	3.11	1,518	3.18

$0.42 – 3.18	935,660	7.87	$1.17	430,032	$1.22

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 were $0.6 million and $0.3 million, respectively. As of December 31, 2009, the ending vested and expected to vest was 929,434 and the aggregate intrinsic value of these options was $0.6 million. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2009.

The total intrinsic value of stock options exercised during the years ended December 31, 2009 and 2008 were $8,000 and $400, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $10,000 and $1,000 for the years ended December 31, 2009 and 2008, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

On September 26, 2006, the Company cancelled 362,000 options of 70 eligible employees, consultants and directors that had a weighted average exercise price of $74.22 and re-granted 362,000 options at an exercise price of $15.42, which was the Company’s closing price on September 29, 2006. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of approximately $1.5 million over the weighted average vesting period of the repriced options of 3.0 years. The incremental compensation cost was measured as the fair value of the new stock option award over the fair value of the original stock option award based on the closing price on the date of re-grant. The incremental expense related to the repricing recorded for the years ended December 31, 2009, 2008 and 2007 was not significant.

On February 13, 2009, the Company cancelled 559,665 options of 41 eligible employees, consultants and directors that had a weighted average exercise price of $8.08 and re-granted 559,665 options at an exercise price of $1.30, which was the Company’s closing price on February 17, 2009. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of $0.2 million over the weighted average vesting period of the repriced options of 2.2 years. The incremental compensation cost was measured as the fair value of the new stock option award over the fair value of the original stock option award based on the closing price on the date of re-grant. The incremental expense related to the repricing recorded for the years ended December 31, 2009 was not significant.

Before the initial public offering in February 2005, the 2001 Plan allowed options to be exercised prior to vesting. Included in common stock at December 31, 2008 are 234 shares subject to repurchase related to options exercised prior to vesting. At December 31, 2009 there were no shares subject to repurchase related to the options exercised prior to vesting.

2004 Employee Stock Purchase Plan

Effective with the initial public offering, the Board of Directors approved the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2009, employees had purchased 16,263 shares of common stock under the Purchase Plan at an average price of $1.04. For the year ended December 31, 2008, employees had purchased 14,756 shares of common stock under the Purchase Plan at an average price of $1.97. For the year ended December 31, 2007, employees had purchased 19,809 shares of common stock under the Purchase Plan at an average price of $6.17. For the year ended December 31, 2006, employees had purchased 24,105 shares of common stock under the Purchase Plan at an average price of $18.84. At December 31, 2009, plan participants had $53,000 withheld to purchase stock on February 12, 2010, which is included in accrued liabilities on the accompanying consolidated balance sheet. At December 31, 2009, 402,902 shares were authorized and available for issuance under the ESPP.

Directors Compensation Program

In December 2005, the Board of Directors approved revised compensation arrangements for non-employee directors of the Company. Effective January 1, 2006, non-employee directors receive an annual retainer $30,000, and, in addition, chairpersons of the Audit, Compensation and Nominating and Corporate Governance Committees receive annual retainers of $16,000, $14,000, and $10,000, respectively. In May 2005, each non-employee director was granted an option to purchase 2,500 shares of the Company’s common stock under the Company’s 2004 Equity Incentive Plan. In addition, at each annual meeting of stockholders of the Company, each non-employee director who has served as director at least six months prior to such meeting will receive an automatic grant of an option to purchase 2,500 shares of the Company’s common stock. Pursuant to the provisions of the plan, in May 2008, May 2007 and June 2006, each of the five non-employee directors received an automatic grant of 2,500 shares of the Company’s common stock in each respective year. In addition, in November 2008 and April 2007, pursuant to the provisions of the plan, a newly elected non employee director on each respective date received an automatic grant of 5,000 shares.

In January 2009, each of the five non-employee directors received a one-time grant to purchase 10,000 shares of the Company’s common stock. In May 2009, at the Company’s annual meeting, an amendment to the Company’s 2004 Equity Incentive Plan to increase the size of the automatic annual option grant to continuing non-employee directors from 2,500 shares to 10,000 shares, was approved by the shareholder of the Company. In accordance with the amendment, each of the five non-employee directors received an automatic grant of an option to purchase 10,000 shares of the Company’s common stock.

Stock-based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the years ended December 31, 2009, 2008 and 2007 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the years ended December 31, 2009, 2008 and 2007 based on the recognition of the grant date fair value estimated in accordance with ASC 815 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the years ended December 31, 2009, 2008 and 2007 based on the recognition of the grant date fair value estimated in accordance with the provisions of ASC 815 over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the years ended December 31, 2009, 2008 and 2007 based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of the new guidance on January 1, 2006, the Company accounted for forfeitures upon occurrence. Under the modified prospective transition method, results for prior periods have not been restated.

Stock-based compensation expense recognized under ASC 718 in the Company’s consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 related to stock options and ESPP were $2.2 million, $3.2 million and $5.9 million, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
Employee Stock Options
Risk-free interest rate	1.71%	3.10%	4.49%
Expected life (in years)	5.71	5.97	6.00
Dividend yield	—	—	—
Volatility	84%	83%	77%
Weighted-average fair value of stock options granted	$0.51	$2.10	$7.68

Employee Stock Purchase Plan
Risk-free interest rate	0.71%	2.14%	4.55%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—
Volatility	67%	67%	67%
Weighted-average fair value of ESPP purchase rights	$0.52	$0.94	$2.34

To determine the expected term of the Company’s employee stock options granted during the years ended December 31, 2009, 2008 and 2007, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the years ended December 31, 2008, 2007 and 2006, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a median of the historical volatilities of the Company’s industry peers. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the years ended December 31, 2009, 2008 and 2007 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred Stock-based Compensation Prior to the Company’s initial public offering in February 2005, the Company issued options to certain employees under the 2001 Plan with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of ASC 718, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. In accordance with the requirements of ASC 718, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures. Through December 31, 2009, the Company had amortized the entire $19.5 million as compensation expense, net of forfeitures, with approximately $6,000, $0.8 million and $2.8 million being amortized for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-based Compensation Expense As required by ASC 718 the Company recognized $2.2 million, $2.4 million and $2.9 million of stock-based compensation expense related to stock options granted and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the years ended December 31, 2009, 2008 and 2007, respectively, in addition to the amortization of deferred compensation above. As of December 31, 2009, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $0.9 million before estimated forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.1 years.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis, as the stock options are earned. The Company issued options to non-employees, which generally vest ratably over the time period the Company expects to receive services from the non-employee. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by ASC 505, “Equity,” using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.54%	3.00%	4.25%
Expected life (in years)	5.26	6.02	4.53
Dividend yield	—	—	—
Expected volatility	84%	83%	77%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $27,000, $26,000 and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Total stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation expense:
Research and development	$1,003	$1,504	$2,413
General and administrative	1,208	1,748	3,496

	$2,211	$3,252	$5,909

NOTE 10—INCOME TAXES

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2009	2008	2007
U.S. federal taxes (benefit) at statutory rate	$(8,040)	$(6,219)	$(10,426)
State federal income tax benefit	(1,284)	(1,132)	(1,840)
Unutilized (utilized) net operating losses	7,396	6,549	11,353
Stock-based compensation	936	602	582
Research and development credits	(503)	(347)	(726)
Tax assets not benefited	703	543	1,051
Non deductible warrant expense	786	—	—
Other	6	4	6

Total	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008	2007
Capitalized start-up costs	$296	$330	$401
Net operating loss carryforwards	16,328	48,545	51,248
Research and development credits	1,870	2,903	4,795
Deferred stock compensation	8,674	8,890	8,300
Other (accruals, reserves, depreciation)	1,457	1,238	1,597

Total deferred tax assets	28,625	61,906	66,341
Less: Valuation allowance	(28,625)	(61,906)	(66,341)

	$—	$—	$—

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $41 million available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2022 and 2014, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2009, the Company had state research and development tax credits of approximately $2.8 million, which have no expiration date. During the year ended December 31, 2009, the Company wrote down its deferred tax assets related to net operating loss carryforwards and tax credits that are expected to expire before utilization due to the annual limitation.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance decreased by $33.3 million and $4.4 million for the year ended December 31, 2009 and 2008, respectively, and increased by $11.4 million for the years ended December 31, 2007.

The Company adopted ASC Topic 740-10-50 “Accounting for Uncertainty of Income Taxes” (“ASC Topic 740-10-50”), on January 1, 2007. As a result of the implementation of ASC Topic 740-10-50, the Company recorded a $1.5 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and the Company therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. The Company does not believe that its unrecognized tax benefits will change over the next twelve months.

The following table summarizes the activity related to our gross unrecognized tax benefits:

(in thousands)	2009	2008
Gross unrecognized tax benefits at January 1,	$1,100	$1,506
Gross increases (decreases) related to prior year tax positions	—	(406)
Gross increases (decreases) related to current year tax positions	—	—
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Gross unrecognized tax benefits at December 31,	$1,100	$1,100

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2008, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) plan to provide a retirement savings program for the employees of the Company. The 401(k) plan is maintained for the exclusive purpose of benefiting the 401(k) plan participants. The 401(k) plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2009, the Company has not made any contributions to the 401(k) plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2009. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations. Net loss per common share, basic and diluted for the four quarters of each fiscal year, may not sum to the total for the fiscal year because of the different weighted average number of shares outstanding in each of the periods.

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$—	$—	$—	$—

Net loss attributable to common stockholders	$(6,543)	$(6,219)	$(6,153)	$(4,733)

Net loss per common share, basic and diluted	$(0.43)	$(0.41)	$(0.40)	$(0.15)

Weighted average number of shares used in basic and diluted net loss per common share calculations	15,218	15,223	15,227	32,566

2008
(in thousands, except per share data)
Revenue	$359	$359	$362	$360

Net loss attributable to common stockholders	$(4,975)	$(3,965)	$(4,558)	$(4,794)

Net loss per common share, basic and diluted	$(0.80)	$(0.64)	$(0.49)	$(0.32)

Weighted average number of shares used in basic and diluted net loss per common share calculations	6,219	6,232	9,392	15,213

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Director, Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our Chief Executive Officer and Senior Director, Finance and Controller is appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Senior Director, Finance and Controller concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Director, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009 and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009 and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009 and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009 and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2009 and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of PricewaterhouseCoopers LLP are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed on March 13, 2009)

3.3	Amended and Restated Bylaws of the Registration (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.4	Certificate of Designations of Rights, Powers and Preferences of Series A Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 9, 2006)

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.2	Amended and Restated Investor Rights Agreement dated November 17, 2003 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.3	Form of Amendment No. 1 to Amended and Restated Investor Rights Agreement among the Registrant and certain parties to the Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.4	Preferred Shares Rights Agreement, dated August 8, 2006, by and between Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on August 9, 2006)

4.5	Form of Rights Certificate (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on August 9, 2006)

4.6	Amendment to Rights Agreement dated July 10, 2008 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 14, 2008)

EXHIBIT NUMBER	DESCRIPTION
4.7	Second Amendment to Rights Agreement dated as of September 29, 2009 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 30, 2009)

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2008)

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 30, 2009)

10.1+	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.2+	2004 Amended and Restated Equity Incentive Plan (as amended on May 22, 2009) (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-164865), filed on February 11, 2010)

10.3+	Amended and Restated 2004 Employee Stock Purchase Plan (as amended and restated effective May 22, 2009) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010)

10.4†	Agreement between the Registrant, Baxter International Inc. and Baxter Oncology GmbH, dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.5†	Exclusive License Agreement by and between the Registrant, Dr. Theodore Lampidis and Dr. Waldemar Priebe, dated November 11, 2002 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.6	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 27, 2003 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.7	Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated April 7, 2006 (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on May 15, 2006)

10.8+	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.9†	Agreement by and between the Registrant and Aziende Chimiche Riunite Angelini Francesco - Acraf S.p.a. dated June 24, 2004 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on March 28, 2006)

10.10	Sublease by and between the Registrant and ArQule, Inc. dated as of August 31, 2004 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.11	Offer Letter by and between the Registrant and William A. Halter dated September 3, 2004 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.12	Offer Letter by and between the Registrant and George G.C. Parker dated September 3, 2004 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004).

EXHIBIT NUMBER	DESCRIPTION
10.13†	Development Agreement by and between the Registrant and MediBIC Co. Ltd., dated November 30, 2004 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004).

10.14	Letter Agreement amending Development Agreement by and between the Registrant and MediBIC Co. Ltd. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.15+	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on May 24, 2005)

10.16+	Consulting Agreement and Amendment to Stock Vesting Agreement by and between the Registrant and Dr. George F. Tidmarsh dated August 18, 2005 (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on August 19, 2005)

10.17	Triple Net Space Lease by and between the Registrant and Pacific Shores Investors, LLC, dated January 31, 2006 (incorporated by reference to Exhibit 10.24 to our Current Report on Form 8-K filed on February 9, 2006)

10.18	Form of Notice of Grant of Stock Options and Stock Option Agreement (incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K filed on March 17, 2006)

10.19+	Offer Letter by and between the Registrant and John G. Curd dated October 3, 2007 (incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed on October 25, 2007)

10.20+	Change of Control and Severance Agreement by and between the Registrant and John G. Curd dated October 19, 2007 (incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed on October 25, 2007)

10.21+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007 (incorporated by reference to Exhibit 10.36 to our Current Report on Form 8-K filed on November 2, 2007)

10.22	Form of Securities Purchase Agreement dated July 9, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2008)

10.23+	Form of Amended and Restated Change of Control Severance Agreement dated November 19, 2008 (incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K filed on November 21, 2008)

10.24	Form of Securities Purchase Agreement dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2009)

10.25*	Waiver of rights, dated October 19, 2009, by the Federated Kaufmann Fund (“Kaufmann”), under Section 4.7 of the Securities Purchase Agreement dated as of September 29, 2009 between the Registrant and Kaufmann

10.26*††	Exclusive License Agreement dated October 14, 2009 (effective October 5, 2009) by and between the Registrant and Eleison Pharmaceuticals, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NUMBER	DESCRIPTION
31.2*	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

††	Confidential treatment request with respect to certain portions of this exhibit has been filed with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

March 8, 2010	By:	/s/ HAROLD E. SELICK, PH.D.
Harold E. Selick, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D. Harold E. Selick, Ph.D.	Chief Executive Officer (principal executive officer)	March 8, 2010

/s/ JOEL A. FERNANDES Joel A. Fernandes	Senior Director, Finance and Controller (principal financial and accounting officer)	March 8, 2010

/s/ JEFFREY W. BIRD, M.D., PH.D. Jeffrey W. Bird, M.D., Ph.D.	Director	March 8, 2010

/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 8, 2010

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 8, 2010

/s/ WILFRED E. JAEGER, M.D. Wilfred E. Jaeger, M.D.	Director	March 8, 2010

/s/ GEORGE G. C. PARKER, PH.D. George G. C. Parker, Ph.D.	Director	March 8, 2010