Form 10-Q
period 2010-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2010-05-06
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

On April 30, 2010, there were 33,638,201 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2010

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, tradenames and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2010	December 31, 2009 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,698	$8,934
Marketable securities	25,206	28,381
Prepaid expenses and other current assets	10,528	10,342

Total current assets	42,432	47,657
Property and equipment, net	473	505
Restricted cash and other assets	511	523

Total assets	$43,416	$48,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$611	$284
Accrued clinical and development expenses	1,826	1,618
Accrued liabilities	10,804	10,972

Total current liabilities	13,241	12,874
Warrant liability	12,888	12,665
Deferred rent	457	489

Total liabilities	26,586	26,028

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 50,000,000 shares; issued and outstanding: 33,638,201 shares at March 31, 2010 and 33,563,670 shares at December 31, 2009	34	33
Additional paid-in capital	230,556	230,441
Accumulated other comprehensive loss	(8)	(24)
Deficit accumulated during the development stage	(213,752)	(207,793)

Total stockholders’ equity	16,830	22,657

Total liabilities and stockholders’ equity	$43,416	$48,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

			Cumulative Period from October 17, 2001 (date of inception) to March 31, 2010
	Three Months Ended March 31,
	2010	2009
Revenue	$—	$—	$5,027

Operating expenses:
Research and development	4,467	3,499	164,177
General and administrative	1,289	1,672	59,815

Total operating expenses	5,756	5,171	223,992

Loss from operations	(5,756)	(5,171)	(218,965)
Interest income, net	20	39	8,884
Interest and other expense	(223)	(1,411)	(3,139)

Net loss	(5,959)	(6,543)	(213,220)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(40,862)

Net loss attributable to common stockholders	$(5,959)	$(6,543)	$(254,082)

Net loss per common share, basic and diluted	$(0.18)	$(0.43)

Weighted average number of shares used in per common share calculations: basic and diluted	33,603	15,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

			Cumulative Period from October 17, 2001 (date of inception) to March 31, 2010
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,959)	$(6,543)	$(213,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	180	4,484
Stock-based compensation expense	40	625	38,045
Change in common stock warrant value	223	1,406	2,534
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(186)	122	(568)
Accounts payable	327	(612)	611
Accrued clinical and development expenses	208	85	1,826
Accrued liabilities	(168)	(103)	804
Deferred rent	(32)	(25)	457

Net cash used in operating activities	(5,390)	(4,865)	(165,010)

Cash flows from investing activities:
Acquisition of property and equipment	(91)	(5)	(5,079)
Acquisition of marketable securities	(3,623)	(3,000)	(184,193)
Proceeds from sales and maturities of marketable securities	6,780	4,975	159,128
Restricted cash	12	—	(471)

Net cash provided by (used in) investing activities	3,078	1,970	(30,615)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	76	9	152,484
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	—	(238)	(3,616)

Net cash (used in) provided by financing activities	76	(229)	202,323

Net increase (decrease) in cash and cash equivalents	(2,236)	(3,124)	6,698
Cash and cash equivalents, beginning of period	8,934	15,466	—

Cash and cash equivalents, end of period	$6,698	$12,342	$6,698

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of ASC 815	$—	$532	$532

Change in unrealized gain (loss) on marketable securities	$16	$(17)	$(8)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2010.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At March 31, 2010, the Company had an accumulated deficit of $213.8 million.

The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-09, or ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The new guidance became effective immediately for financial statements that are issued or available to be issued. As a result, the Company has adopted the ASU 2010-09 effective with this quarterly report. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 is effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss per share by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants. A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(5,959)	$(6,543)

Denominator:
Weighted average common shares outstanding	33,603	15,218

Basic and diluted net loss per share	$(0.18)	$(0.43)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2010	2009
Shares issuable upon exercise of warrants	10,918	3,588
Shares issuable upon exercise of stock options	932	901
Shares issuable related to the ESPP	43	8

NOTE 3 — STOCKHOLDERS’ EQUITY

Common Stock Warrants

The Company accounts for its common stock warrants under guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The guidance required the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in the Company’s consolidated statement of operations.

At March 31, 2010, the Company had warrants outstanding to purchase 3,588,221 and 7,329,819 shares of common stock from the August 2008 offering and October 2009 offering, respectively. The fair value of these warrants on March 31, 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2010
	August 2008 Offering	October 2009 Offering
Risk-free interest rate	1.80%	2.33%
Expected life (in years)	3.42	4.52
Dividend yield	—	—
Volatility	89%	90%
Stock price	$1.86	$1.86

The following table sets forth the Company’s financial liabilities subject to fair value measurements as of March 31, 2010:

	Fair Value as of March 31, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Common stock warrants	$12,888	$—	$—	$12,888

The following table is a reconciliation of the warrant liability, related to warrants issued in the August 2008 and October 2009 offerings, measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2009	$12,665
Change in fair value of common stock warrants during first quarter 2010	223

Balance at March 31, 2010	$12,888

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized for the three months ended March 31, 2010 and 2009 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted after the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three months ended March 31, 2010 and 2009, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period.

•

compensation cost for all stock-based awards granted or modified after January 1, 2006, that were earned during the three months ended March 31, 2010 and 2009, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period.

In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations related to stock options and ESPP was $40,000 and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Employee Stock Options:
Risk-free interest rate	2.81%	1.66%
Expected term (in years)	6.08	5.16
Dividend yield	—	—
Volatility	85%	84%
Weighted-average fair value of stock options granted	$1.37	$0.44

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.48%	0.71%
Expected term (in years)	1.25	1.25
Dividend yield	—	—
Volatility	91%	67%
Weighted-average fair value of ESPP purchase rights	$0.94	$0.53

To determine the expected term of the Company’s employee stock options granted during the three months ended March 31, 2010 and 2009, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three months ended March 31, 2010 and 2009, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a blend of the historical volatilities of the Company’s industry peers and the Company’s own historical volatility. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three months and ended March 31, 2010 and 2009 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $35,000 and $0.6 million of stock-based compensation expense related to stock options and purchase rights granted after the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three months ended March 31, 2010 and 2009, respectively, in addition to the amortization of deferred compensation above. As of March 31, 2010, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $0.7 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.1 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $5,000 and $3,000 for the three months ended March 31, 2010 and 2009, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$50	$283
General and administrative	(10)	342

	$40	$625

Equity Incentive Plans

2004 Equity Incentive Plan On March 1, 2010 the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Equity Incentive Plan effective January 1, 2010. During the three months ended March 31, 2010, the Company granted stock options to purchase 26,000 shares at an average exercise price of $1.88 per share under the 2004 Equity Incentive Plan. At March 31, 2010, 329,906 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	935,660	$1.17	—	—
Granted	26,000	$1.88	—	—
Exercised	(20,000)	$1.05	—	—
Forfeitures	(10,000)	$1.95	—	—

Outstanding at March 31, 2010	931,660	$1.19	7.94	$638,901

Vested and expected to vest March 31, 2010	926,222	$1.19	7.93	$634,823
Exercisable at March 31, 2010	484,687	$1.22	7.63	$314,285

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 were $15,000 and less than $1,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $21,000 and less than $1,000 for each of the three months ended March 31, 2010 and 2009, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On March 1, 2010 the Board of Directors approved an addition of 100,000 shares for issuance under the 2004 Employee Stock Purchase Plan effective January 1, 2010. For the three months ended March 31, 2010, plan participants had purchased 54,531 shares at an average purchase price of $1.00. At March 31, 2010, plan participants had $47,000 withheld to purchase stock on August 14, 2010, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2010, 448,371 shares were authorized and available for issuance under the ESPP.

NOTE 5 — FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 820 “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Fair Value as of March 31, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,356	$5,356	$—	$—
Certificates of deposit	10,572	—	10,572	—
Corporate bonds	1,780	—	1,780	—
U.S.Government securities	7,457	—	7,457	—
Commercial paper	6,998	—	6,998	—

Total cash equivalents and marketable securities	$32,163	$5,356	$26,807	$—

	Fair Value as of December 31, 2009	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$7,759	$7,759	$—	$—
Certificates of deposit	12,514	—	12,514	—
Corporate bonds	1,280	—	1,280	—
U.S.Government securities	9,392	—	9,392	—
Commercial paper	6,195	—	6,195	—

Total cash equivalents and marketable securities	$37,140	$7,759	$29,381	$—

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2010 and December 31, 2009:

As of March 31, 2010 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,356	$—	$—	$5,356
Certificates of deposit	10,571	1	—	10,572
Corporate bonds	1,783	—	(3)	1,780
U.S. Government securities	7,463	1	(7)	7,457
Commercial paper	6,998	—	—	6,998

	32,171	2	(10)	32,163
Less cash equivalents	(6,957)	—	—	(6,957)

Total marketable securities	$25,214	$2	$(10)	$25,206

As of December 31, 2009 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$7,759	$—	$—	$7,759
Certificates of deposit	12,528	—	(14)	12,514
Corporate bonds	1,281	1	(2)	1,280
U.S. Government securities	9,401	—	(9)	9,392
Commercial paper	6,195	—	—	6,195

	37,164	1	(25)	37,140
Less cash equivalents	(8,759)	—	—	(8,759)

Total marketable securities	$28,405	$1	$(25)	$28,381

There were no realized gains or losses in the three months ended March 31, 2010 and 2009.

As of March 31, 2010, weighted average days to maturity for the Company’s available for sale securities was 116 days, with the longest maturity being January 2011.

The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2010 (in thousands):

As of March 31, 2010 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
U.S. Government securities	$5,559	$(7)
Corporate bonds	1,780	(3)

Total marketable securities	$7,339	$(10)

The Company determined the fair value of the liability associated with its warrants to purchase 10.9 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 3 — Stockholders’ Equity.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on its unaudited condensed consolidated balance sheets. In February 2006, the Company entered into a new lease for an additional 34,205 square feet of space and an increase in the lease term for the existing space located at the Company’s headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and began on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs and expenses associated with the premises in amounts yet to be determined as well as a customary management fee. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, the Company furnished a letter of credit to the landlord for approximately $0.5 million.

On April 1, 2005, we entered into a noncancelable facilities lease agreement that originally expired on February 28, 2010 for additional laboratory space in Redwood City, California. On November 17, 2009, we extended the term of the lease agreement to expire on August 2012.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2010	$1,222
2011	1,284
2012	106

Total	$2,612

The Company’s purchase commitments at March 31, 2010 were $2.0 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

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

Legal Proceedings

As previously disclosed, the Company, our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer, Janet I. Swearson were defendants in a purported class action lawsuit alleging violations of federal securities laws pending in the United States District Court for the Northern District of California. As previously disclosed, claims against Ms. Swearson were dismissed, as were certain claims against the Company and Dr. Selick. The Company and Dr. Selick continue to deny plaintiff’s allegations and any wrongdoing. The parties reached a settlement, which was approved by the Court on April 16, 2010. The $10 million amount due under the settlement was paid by the Company’s insurers. Although no members of the settlement class objected to the settlement, the settlement does not formally become effective pursuant to its terms until expiration of the period of appeal from the Court’s judgment granting final settlement approval, which is expected in mid-May 2010.

As of March 31, 2010, in accordance with provisions of the settlement, the Company had recorded $10 million in accrued liabilities, which represents the amount of the settlement costs to be paid to the plaintiffs, and $10 million in prepaid expenses and other assets, which represents the amount the Company’s insurers will pay towards the settlement costs.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss, which consists of unrealized losses on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(5,959)	$(6,543)
Other comprehensive loss:
Change in unrealized (loss) gain on marketable securities	16	(17)

Total comprehensive loss	$(5,943)	$(6,560)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” section in Part II of this quarterly report on Form 10-Q. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking statements. You should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen, disordered blood vessel growth, and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidates glufosfamide, which we licensed to Eleison Pharmaceuticals, Inc. in October 2009, and 2DG share certain structural characteristics with glucose but act instead as chemotherapeutic toxins when taken up by a cell.

Our focus is on product candidates for the treatment of patients with cancer. We have two product candidates for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are present in most solid tumors. TH-302 is currently in Phase 1 and Phase 1/2 clinical trials. In 2009 and first quarter of 2010, we reported results from the dose escalation component and dose expansion components of the Phase 1 monotherapy trial of TH-302 in metastatic melanoma and small-cell lung cancer (SCLC) and interim results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302. We presented top-line results from the monotherapy and combination therapy trials in the first quarter of 2010 and expect to present updated top-line results from the monotherapy and combination therapy trials in the second quarter of 2010. We also expect to initiate at least one randomized controlled clinical trial with TH-302 in mid-year 2010.

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

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1million. As of March 31, 2010 we had cash, cash equivalents and marketable securities of $31.9 million. Our net loss for the three months ended March 31, 2010 was $6.0 million and our cumulative net loss since our inception through March 31, 2010 was $213.8 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2010 compared to 2009 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of March 31, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we start in 2010. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for the three months ended March 31, 2010 and 2009.

Research and Development. Research and development expenses were $4.5 million for the three months ended March 31, 2010 compared to $3.5 million for the three months ended March 31, 2009. The $1.0 million increase in expenses is due primarily to a $1.0 million increase in clinical development expenses and $0.2 million increase in consulting, partially offset by a $0.2 million decrease in stock based compensation.

Research and development expenses by project (in thousands)	Three months ended March 31,
	2010	2009
TH-302	$3,495	$2,089
Discovery research	972	1,197
Glufosfamide	—	124
2DG	—	89

Total research and development expenses	$4,467	$3,499

Research and development expenses associated with our internally discovered compound TH-302 were $3.5 million for the three months ended March 31, 2010 and $2.1 million for the three months ended March 31, 2009. TH-302 continues to progress through a Phase 1 monotherapy clinical trial, a Phase 1/2 combination therapy clinical trial of TH-302 that includes three separate treatment arms and a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma.

Discovery research and development expenses were $1.0 million for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

Due to our exclusive licensing development and commercialization of glufosfamide to Eleison Pharmaceutical, Inc. in October 2009, we did not incur research and development expenses associated with glufosfamide for the three months ended March 31, 2010. We incurred no expenses related to 2DG for the three months ended March 31, 2010 as we are not currently planning or conducting further additional clinical trials of 2DG.

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

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2010 compared to 2009 due to the continued execution of our existing trials and the start of at least one new planned trial for TH-302.

General and Administrative. General and administrative expenses were $1.3 million for the three months ended March 31, 2010, compared to $1.7 million for the three months ended March 31, 2009. The decrease of $0.4 million is due to a decrease in stock based compensation.

General and administrative expenses are expected to remain approximately the same in 2010 compared to 2009.

Interest Income, Net. Interest income for the three months ended March 31, 2010 was $20,000 compared to $39,000 for the three months ended March 31, 2009. The decrease was primarily due to lower interest rates during the three months ended March 31, 2010 compared to the prior year.

Interest and Other Expense. Interest and other expense was $0.2 million for the three months ended March 31, 2010, compared to $1.4 million for the three months ended March 31, 2009. The decrease was primarily due to the non cash charge for the three months ended March 31, 2009, related to the change in fair value of the common stock warrants recorded in interest and other expense as a result of our adoption of guidance codified in ASC 815, “Derivatives and Hedging” as of January 1, 2009. In accordance with ASC 815, stock warrants with certain terms that were previously accounted for as equity must now be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $213.8 million since inception through March 31, 2010. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock and warrants exercisable for a total of 3,588,221 shares of our common stock raising net proceeds of $16.8 million. On October 5, 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock and warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate net proceeds of $33.1 million. We had cash, cash equivalents and marketable securities of $31.9 million and $37.3 million at March 31, 2010 and December 31, 2009, respectively, available to fund operations.

Net cash used in operating activities for the three months ended March 31, 2010 and 2009 was $5.4 million and $4.9 million, respectively. The increase of $0.5 million in cash used in operations was primarily attributable to an increase in research and development spending associated with TH-302.

Net cash provided by investing activities for the three months ended March 31, 2010 and 2009 was $3.1 million and $2.0 million, respectively. The $1.1 million increase in cash provided by investing activities was due primarily to the excess proceeds from sales and maturities of marketable securities over the purchase of marketable securities.

Net cash used provided by financing activities for the three months ended March 31, 2010 and 2009 was $76,000, compared to net used in financing activities for the three months ended March 31, 2009 of $0.2 million. The cash used in financing activities in the three months ended March 31, 2009 reflects the $0.2 million of repayments of notes payable.

Obligations and Commitments

In August 2004, we entered into a noncancelable facilities sublease agreement that expired on February 28, 2010 for our headquarters in Redwood City, California. In February 2006, we entered into a lease for an additional 34,205 square feet of space and increased the lease term for the existing space located at our headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and began on March 1, 2010 with respect to the square footage previously leased under our August 2004 sublease agreement. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires us to pay certain taxes, assessments, fees and other costs and expenses associated with the premises as well as a customary management fee. We are also responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, we furnished a letter of credit to the landlord for approximately $0.5 million.

On April 1, 2005, we entered into a noncancelable facilities lease agreement that originally expired on February 28, 2010 for additional laboratory space in Redwood City, California. On November 17, 2009, we extended the term of the lease agreement to expire on August 2012.

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of March 31, 2010, are as follows (in thousands):

	Remainder of current year (2010)	One to three years (2011 to 2012)	Four to five years (2014 to 2015)	After five Years	Total
Facilities leases	$1,222	$1,390	$—	$—	$2,612
Purchase commitments	1,995	—	—	—	1,995

Total	$3,217	$1,390	$—	$—	$4,607

We expect annual 2010 cash requirements to be in the range of $23 million to $25 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we start in 2010. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(a)(1) (formerly Rule 4450(a)(5)). On August 13, 2008 our Board of Directors implemented a one for six reverse stock split, effective August 20, 2008, to regain compliance with the minimum bid price requirement. On September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price. Even though we regained compliance with the minimum bid price requirement, we cannot be assured that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $2.5 million or a market value of at least $35 million. While we currently satisfy the stockholders’ equity and market value requirements, we may not continue to do so.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission on March 8, 2010. There have been no material revisions to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-09, or ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which, among other things, amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The new guidance became effective immediately for financial statements that are issued or available to be issued. As a result, we adopted the ASU 2010-09 effective with this quarterly report. The adoption of ASU 2010-09 did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 is effective for us on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our condensed consolidated financial statements.

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

Based on their evaluation as of March 31, 2010, our chief executive officer and senior director, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2010 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed, we, along with our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer, Janet I. Swearson were defendants in a purported class action lawsuit alleging violations of federal securities laws pending in the United States District Court for the Northern District of California. As previously disclosed, claims against Ms. Swearson were dismissed, as were certain claims against us and Dr. Selick. We and Dr. Selick continue to deny plaintiff’s allegations and any wrongdoing. The parties reached a settlement, which was approved by the Court on April 16, 2010. The $10 million amount due under the settlement was paid by our insurers. Although no members of the settlement class objected to the settlement, the settlement does not formally become effective pursuant to its terms until expiration of the period of appeal from the Court’s judgment granting final settlement approval, which is expected in mid-May 2010.

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

Our product candidates are based on targeting the microenvironment of solid tumors, which currently is an unproven approach to therapeutic intervention.

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

Certain anti-tumor drugs being developed by us, such as TH-302 and 2DG, are expected to have undesirable side effects. For example, in clinical trials of TH-302, some patients have exhibited skin and/or mucosal toxicities that have in some cases caused patients to stop or delay therapy. The extent, severity and clinical significance of these undesirable side effects may not be apparent initially and may be discovered or become more significant during drug development or even post-approval. These expected side effects or other side effects identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2010, we had a net loss of $6.0 million and our cumulative net loss since our inception through March 31, 2010 was $213.8 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we start in 2010. Additional funds will also be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

As of March 31, 2010, we had 34 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Our contract manufacturers have produced sufficient TH-302 API and drug product to meet the clinical supply demands of our ongoing clinical trials. Additional clinical trial material continues to be manufactured as required. We have ordered additional API and drug product will need to obtain additional supplies of TH-302 API and drug product to complete any other additional trials. The need for additional supplies may require manufacturing process improvements in TH-302 API and drug product. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis, AstraZeneca PLC, Genentech, Inc., Bayer Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar ®, marketed by Pfizer, Inc., Erbitux ®, marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere ®, marketed by sanofi-aventis, DTIC-Dome ®, marketed by Bayer Pharmaceuticals Corporation, Xeloda ®, marketed by Hoffmann-LaRoche, Inc., Avastin ®, marketed by Genentech, Inc., Nexavar ®, marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ®, marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva ® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Novacea has conducted studies on AQ4N and sanofi-aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Novacea has stopped current clinical development of AQ4N and sanofi-aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of either compound. Abraxis Bioscience Inc. is conducting clinical trials of Abraxene® as a combination therapy for first-line treatment of pancreatic cancer. ZIOPHARM Oncology Inc. is conducting clinical trials of a compound as a combination therapy for first-line treatment of advanced soft tissue sarcoma.

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

On October 5, 2009, we issued outstanding warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share. In addition, on August 29, 2008, we issued outstanding warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. Any such lawsuit could consume resources and management time and attention, which could adversely affect our business.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of March 31, 2010, our officers, directors and holders of 10% or more of our outstanding common stock beneficially owned in excess of 50.8% of our common stock, assuming the full exercise of all outstanding warrants. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

In addition, in August 2006, our board of directors adopted a preferred shares rights agreement, the provisions of which could make it more difficult for a potential acquirer to consummate a transaction without the approval of our board of directors

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/2010 to 01/31/2010	—	$—	—	—
02/01/2010 to 02/28/2010	—	$—	—	—
03/01/2010 to 03/31/2010	—	$—	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Threshold Pharmaceuticals, Inc.

Date: May 6, 2010	/s/ HAROLD E. SELICK
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	/s/ JOEL A. FERNANDES
Joel A. Fernandes
Senior Director, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.