Form 10-Q
period 2010-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2010-08-05
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

On July 31, 2010, there were 33,638,201 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2010

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, tradenames and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2010	December 31, 2009 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,729	$8,934
Marketable securities	22,398	28,381
Prepaid expenses and other current assets	882	10,342

Total current assets	27,009	47,657
Property and equipment, net	413	505
Restricted cash and other assets	761	523

Total assets	$28,183	$48,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$475	$284
Accrued clinical and development expenses	2,657	1,618
Accrued liabilities	660	10,972

Total current liabilities	3,792	12,874
Warrant liability	7,209	12,665
Deferred rent	387	489

Total liabilities	11,388	26,028
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares at June 30, 2010 and 50,000,000 at December 31, 2009; issued and outstanding: 33,638,201 shares at June 30, 2010 and 33,563,670 shares at December 31, 2009	34	33
Additional paid-in capital	230,772	230,441
Accumulated other comprehensive gain (loss)	2	(24)
Deficit accumulated during the development stage	(214,013)	(207,793)

Total stockholders’ equity	16,795	22,657

Total liabilities and stockholders’ equity	$28,183	$48,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2010
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—	$5,027

Operating expenses:
Research and development	4,954	4,247	9,421	7,746	169,131
General and administrative	1,005	1,208	2,294	2,880	60,820

Total operating expenses	5,959	5,455	11,715	10,626	229,951

Loss from operations	(5,959)	(5,455)	(11,715)	(10,626)	(224,924)
Interest income (expense), net	19	(83)	39	(49)	8,298
Other income (expense)	5,679	(681)	5,456	(2,087)	3,145

Net loss	(261)	(6,219)	(6,220)	(12,762)	(213,481)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(261)	$(6,219)	$(6,220)	$(12,762)	$(254,343)

Net loss per common share, basic and diluted	$(0.01)	$(0.41)	$(0.19)	$(0.84)

Weighted average number of shares used in per common share calculations: basic and diluted	33,638	15,223	33,621	15,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(6,220)	$(12,762)	$(213,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265	368	4,593
Stock-based compensation expense	256	1,118	38,260
Change in common stock warrant value	(5,456)	2,087	(3,145)
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	9,210	117	(1,172)
Accounts payable	191	(366)	475
Accrued clinical and development expenses	1,039	550	2,657
Accrued liabilities	(10,312)	(307)	660
Deferred rent	(102)	(32)	387

Net cash used in operating activities	(11,129)	(9,227)	(170,749)

Cash flows from investing activities:
Acquisition of property and equipment	(105)	(12)	(5,093)
Acquisition of marketable securities	(10,368)	(7,506)	(190,938)
Proceeds from sales and maturities of marketable securities	16,309	6,885	168,657
Restricted cash	12	—	(471)

Net cash provided by (used in) investing activities	5,848	(633)	(27,845)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	76	9	152,484
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	—	(337)	(3,616)

Net cash (used in) provided by financing activities	76	(328)	202,323

Net increase (decrease) in cash and cash equivalents	(5,205)	(10,188)	3,729
Cash and cash equivalents, beginning of period	8,934	15,466	—

Cash and cash equivalents, end of period	$3,729	$5,278	$3,729

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of ASC 815	$—	$532	$532

Change in unrealized gain (loss) on marketable securities	$26	$(17)	$2

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At June 30, 2010, the Company had an accumulated deficit of $214.0 million.

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

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to identify promising in-licensing opportunities, its ability to enter into a collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 became effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(261)	$(6,219)	$(6,220)	$(12,762)

Denominator:
Weighted average common shares outstanding	33,638	15,223	33,621	15,220

Basic and diluted net loss per share	$(0.01)	$(0.41)	$(0.19)	$(0.84)

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of June 30,
	2010	2009
Shares issuable upon exercise of warrants	10,918	3,588
Shares issuable upon exercise of stock options	2,685	961
Shares issuable related to the ESPP	62	9

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

At June 30, 2010, the Company had warrants outstanding to purchase 3,588,221 and 7,329,819 shares of common stock from the August 2008 offering and October 2009 offering, respectively. The fair value of these warrants on June 30, 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2010
	August 2008 Offering	October 2009 Offering
Risk-free interest rate	1.07%	1.50%
Remaining expected life (in years)	3.17	4.27
Dividend yield	—	—
Volatility	90%	89%
Stock price	$1.25	$1.25

The following table sets forth the Company’s financial liabilities subject to fair value measurements as of June 30, 2010:

	Fair Value as of June 30, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Common stock warrants	$7,209	$—	$—	$7,209

The following table is a reconciliation of the warrant liability, related to warrants issued in the August 2008 and October 2009 offerings, measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2009	$12,665
Change in fair value of common stock warrants	(5,456)

Balance at June 30, 2010	$7,209

NOTE 4 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation,” using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized for the three and six months ended June 30, 2010 and 2009 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted after the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and six months ended June 30, 2010 and 2009, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

compensation cost for all stock-based awards granted or modified after January 1, 2006, that were earned during the three and six months ended June 30, 2010 and 2009, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period.

In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations related to stock options and ESPP was $0.2 million and $0.3 million for the three and six months ended June 30, 2010, respectively, and was $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee Stock Options
Risk-free interest rate	2.34%	2.33%	2.35%	1.70%
Expected term (in years)	5.99	5.28	5.99	5.17
Dividend yield	—	—	—	—
Volatility	85%	84%	85%	84%
Weighted-average fair value of stock options granted	$1.05	$1.33	$1.06	$0.50
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.5%	0.7%	0.5%	0.7%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	91%	67%	91%	67%
Weighted-average fair value of ESPP purchase rights	$0.94	$0.53	$0.94	$0.53

To determine the expected term of the Company’s employee stock options granted during the three and six months ended June 30, 2010 and 2009, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s awards. To determine the expected stock price volatility for the Company’s stock options for the three and six months ended June 30, 2010 and 2009, the Company examined historical volatilities for industry peers as the Company did not have sufficient trading history for its common stock and utilized a blend of the historical volatilities of the Company’s industry peers and the Company’s own historical volatility. The Company will continue to analyze the expected stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The expected stock price volatility for the Company’s ESPP for the three and six months ended June 30, 2010 and 2009 was based on expected stock price volatilities of the Company’s industry peers, as well as the historical volatility of the Company’s common stock as the Company had trading history for its common stock in excess of the expected term of the stock purchase rights under the ESPP. The fair value of all the Company’s stock-based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three and six months ended June 30, 2010, respectively, and $0.5 million and $1.1 million of stock based compensation for the three and six months ended June 30, 2009, respectively. As of June 30, 2010, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $2.3 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.5 years.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $4,000 and $9,000 for the three and six months ended June 30, 2010, respectively, and $7,000 and $10,000 for the three and six months ended June 30, 2009, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization of stock-based compensation:
Research and development	$100	$227	$150	$510
General and administrative	117	265	106	608

	$217	$492	$256	$1,118

Equity Incentive Plans

2004 Equity Incentive Plan Pursuant to the terms of the 2004 Equity Incentive Plan, the number of shares reserved for issuance thereunder increased by 202,401effective January 1, 2010. On March 1, 2010 the Board of Directors approved an addition of 2,250,000 shares for issuance under the 2004 Equity Incentive Plan and on May 19, 2010 the stockholders of the Company approved the same addition of 2,250,000 shares for issuance under the 2004 Equity Incentive Plan. At June 30, 2010, 826,406 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	935,660	$1.17	—	—
Granted	1,779,500	$1.47	—	—
Exercised	(20,000)	$1.05	—	—
Forfeitures	(10,000)	$1.95	—	—

Outstanding at June 30, 2010	2,685,160	$1.36	9.13	$146,858

Vested and expected to vest June 30, 2010	2,634,210	$1.36	9.12	$145,775
Exercisable at June 30, 2010	590,522	$1.24	7.60	$68,688

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 were $15,000 and less than $1,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $21,000 and less than $1,000 for each of the three and six months ended June 30, 2010 and 2009, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan Pursuant to the terms of the 2004 Employee Stock Purchase Plan, the number of shares reserved for issuance thereunder increased by 100,000, effective January 1, 2010. For the six months ended June 30, 2010, plan participants had purchased 54,531 shares at an average purchase price of $1.00. At June 30, 2010, plan participants had $69,000 withheld to purchase stock on August 14, 2010, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2010, 448,371 shares were authorized and available for issuance under the ESPP.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value as of June 30, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$2,684	$2,684	$—	$—
Certificates of deposit	7,189	—	7,189	—
Corporate bonds	2,085	—	2,085	—
U.S.Government securities	11,724	—	11,724	—
Commercial paper	2,200	—	2,200	—

Total cash equivalents and marketable securities	$25,882	$2,684	$23,198	$—

	Fair Value as of December 31, 2009	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$7,759	$7,759	$—	$—
Certificates of deposit	12,514	—	12,514	—
Corporate bonds	1,280	—	1,280	—
U.S.Government securities	9,392	—	9,392	—
Commercial paper	6,195	—	6,195	—

Total cash equivalents and marketable securities	$37,140	$7,759	$29,381	$—

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2010 and December 31, 2009:

As of June 30, 2010 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$2,684	$—	$—	$2,684
Certificates of deposit	7,188	1	—	7,189
Corporate bonds	2,088	—	(3)	2,085
U.S. Government securities	11,720	4		11,724
Commercial paper	2,200	—	—	2,200

	25,880	5	(3)	25,882
Less cash equivalents	(3,484)	—	—	(3,484)

Total marketable securities	$22,396	$5	$(3)	$22,398

As of December 31, 2009 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$7,759	$—	$—	$7,759
Certificates of deposit	12,528	—	(14)	12,514
Corporate bonds	1,281	1	(2)	1,280
U.S. Government securities	9,401	—	(9)	9,392
Commercial paper	6,195	—	—	6,195

	37,164	1	(25)	37,140
Less cash equivalents	(8,759)	—	—	(8,759)

Total marketable securities	$28,405	$1	$(25)	$28,381

There were no realized gains or losses in the three and six months ended June 30, 2010 and 2009.

As of June 30, 2010, weighted average days to maturity for the Company’s available for sale securities was 97 days, with the longest maturity being May 2011.

The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2010 (in thousands):

As of June 30, 2010 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Corporate bonds	$2,085	$(3)

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

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2005, the Company entered into a noncancelable facilities lease agreement that originally expired on February 28, 2010 for additional laboratory space in Redwood City, California. On November 17, 2009, the Company extended the term of the lease agreement to expire on August 2012.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2010	$814
2011	1,284
2012	106

Total	$2,204

The Company has purchase commitments at June 30, 2010, of $1.9 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

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

NOTE 7 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss), which consists of unrealized gains (losses) on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(261)	$(6,219)	$(6,220)	$(12,762)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	10	—	26	(17)

Total comprehensive loss	$(251)	$(6,219)	$(6,194)	$(12,779)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the progress of our clinical programs, including estimated milestones;

•	potential benefits and uses of our product candidates including TH-302;

•	estimates of future performance, capital requirements and needs for financing;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights; and

•	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities.

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen, disordered blood vessel growth, and the upregulation of glucose transport. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of many solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our product candidates are designed to selectively target the hypoxic microenvironment of tumors either by selective toxin activation in the case of our hypoxia activated prodrug (HAP) program, including TH-302, or potentially utilizing the consequences of increased uptake of glucose in cancer cells relative to most normal cells. Our product candidate glufosfamide, which we licensed to Eleison Pharmaceuticals, Inc. in October 2009, shares certain structural characteristics with glucose but acts instead as a chemotherapeutic toxin when taken up by a cell.

Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on one product candidate for whom we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under the severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are present in most solid tumors. TH-302 is currently in Phase 1, Phase 1/2 and Phase 2 clinical trials. In June of 2010, we reported updated top-line results from the Phase 1 monotherapy trial of TH-302 including updated data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We also reported updated top-line interim results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302 and in patients with soft tissue sarcoma treated with doxorubicin plus TH-302. We expect to present updated top-line results from the Phase 1 monotherapy and Phase 1/2 combination therapy trials in the second half of 2010. We also initiated two clinical studies in the second quarter of 2010: a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias and a randomized, controlled Phase 2 trial in combination with gemcitabine in patients with first-line pancreatic cancer. We expect to present top-line results from the Phase 1 open label clinical trial in advanced leukemias in the second half of 2010 and limited interim results from the randomized Phase 2 trial in the first half of 2011.

We are working to broaden the applicability of TH-302 to other cancers as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

In June of 2010, at the American Society for Clinical Oncology (ASCO) 2010 annual meeting and as part of a company presentation concurrent with the meeting, we presented updated top-line efficacy results from patients in the Phase 1 clinical trial evaluating the safety and initial efficacy of TH-302 as a monotherapy in patients with advanced solid tumors. Partial responses (PRs) were documented in six of thirty-one patients (19%) with metastatic melanoma and two of eleven patients (18%) with refractory small cell lung cancer. The PRs were the best responses as assessed by RECIST (Response Evaluation Criteria In Solid Tumors). Enrollment in the study was completed in the second quarter of 2010.

In June of 2010, we presented at the ASCO 2010 meeting top line results from the multi-armed Phase 1/2 clinical trial of TH-302 which includes three separate treatment arms, with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors (the “402 trial”). In the gemcitabine treatment arm, thirty-four patients with advanced or metastatic pancreatic cancer had at least one evaluable post-treatment tumor assessment, including one patient (3%) with a complete response as measured by RECIST and 8 patients (24%) with a partial response. Twenty-two patients (65%) achieved stable disease while 3 patients (9%) had progressive disease. Median progression free survival (PFS) was 6.4 months (95% CI: 4.3 months to Not Reached). Of the 34 assessed patients, 28 had elevated CA 19-9 levels at baseline and 17 of 28 (61%) had a CA19-9 reduction of greater than 50%. CA19-9 is serum protein that has been identified as a tumor marker for pancreatic cancer and higher levels are associated with greater tumor burden and poorer survival. Hematologic toxicity was acceptable and skin and mucosal toxicities were well managed at current dose levels. These clinical results provided the basis for our initiation of a randomized, controlled Phase 2 clinical trial in first line pancreatic cancer in June 2010. The interim and primary endpoint results from this trial are expected to be available during 2011.

The following additional results from the 402 trial were also presented. Twenty three patients with relapsed or refractory non-small cell lung cancer (NSCLC) were treated with TH-302 in combination with docetaxel or pemetrexed and had least one evaluable post-treatment tumor assessment. Six patients (26%) had partial responses as measured by RECIST, 10 patients (43%) achieved stable disease and 7 patients (30%) had progressive disease. Median PFS was 5.7 months (95% CI: 2.7 months to Not Reached). The 402 trial is also investigating TH-302 in combination with docetaxel for the treatment of castrate resistant prostate cancer (CRPC). Ten patients have had at least one evaluable post-treatment tumor assessment, including 2 patients (20%) with a partial response. Seven patients (70%) achieved stable disease and one patient (10%) had progressive disease. Eleven of the patients with CRPC had follow-up prostate specific antigen (PSA) measurements and 73% of the patients achieved greater than a 50% decrease from their baseline PSA level. Overall in the 402 trial, myelosuppression, as manifested by reduced platelet count or reduced neutrophil count, was the dose limiting toxicity. Hematologic and skin and mucosal toxicities have been acceptable at current dose levels.

Also presented at the ASCO 2010 meeting and the concurrent company presentation, were the results from the Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma (the “403 trial”). Thirty-five patients had at least one evaluable post-treatment tumor assessment, including 8 patients (23%) with a partial response as measured by RECIST. Twenty-three patients (66%) achieved stable disease while 4 patients (11%) had progressive disease. Median PFS was 6.4 months (95% CI: 5.6 months to Not Reached). While myelosuppression was dose limiting; there was acceptable hematologic toxicity at the maximum tolerated dose of TH-302 (300 mg/m2). The combined regimen was well tolerated with no additive toxicity to doxorubicin and no other cumulative toxicities. Skin and mucosal toxicities were reversible and have not been dose limiting at the maximum tolerated dose. These results support additional controlled investigations in soft tissue sarcoma with TH-302 in combination with doxorubicin.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1million. As of June 30, 2010 we had cash, cash equivalents and marketable securities of $26.1 million. Our net loss for the six months ended June 30, 2010 was $6.2 million and our cumulative net loss since our inception through June 30, 2010 was $214.0 million.

We expect to continue to devote substantial resources to research and development in future periods as we execute our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2010 compared to 2009 due to the continued execution of existing clinical trials and initiation of new clinical trials in 2010. We expect that our cash, cash equivalents and marketable securities as of June 30, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we started in 2010. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for the three and six months ended June 30, 2010 and 2009.

Research and Development. Research and development expenses were $5.0 million for the three months ended June 30, 2010 compared to $4.2 million for the three months ended June 30, 2009. The $0.7 million increase in expenses is due primarily to a $0.7 million increase in clinical development expenses and $0.1 million increase in consulting. Research and development expenses were $9.4 million for the six months ended June 30, 2010 compared to $7.7 million for the six months ended June 30, 2009. The $1.7 million increase in expenses is due primarily to a $1.6 million increase in clinical and development expenses, a $0.3 million increase in consulting and $0.1 million increase in personnel related expenses, partially offset by a $0.3 million decrease in stock-based compensation.

Research and development expenses by project (in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
TH-302	$3,866	$3,058	$7,361	$5,147
Discovery research	1,088	1,112	2,060	2,309
Glufosfamide	—	26	—	150
2DG	—	51	—	140

Total research and development expenses	$4,954	$4,247	$9,421	$7,746

Research and development expenses associated with our internally discovered compound TH-302 were $3.9 million for the three months ended June 30, 2010 and $3.1 million for the three months ended June 30, 2009. Research and development expenses associated with TH-302 were $7.4 million for the six months ended June 30, 2010 and $5.1 million for the six months ended June 30, 2009. TH-302 continues to progress through the 401 trial, the 402 trial and the 403 trial. Enrollment in the 401 and the 402 trials was completed in the second quarter of 2010. The 403 trial was expanded and will continue to enroll more patients through the remainder of the year. In addition, in June 2010 the Company initiated a Phase 2 randomized controlled combination therapy clinical trial in patients with first-line pancreatic cancer and a Phase 1 monotherapy clinical trial in patients with advanced leukemias.

Discovery research and development expenses were $1.1 million for the three months ended June 30, 2010 compared to $1.1 million for the three months ended June 30, 2009, and were $2.1 million for the six months ended June 30, 2010 compared to $2.3 million for the six months ended June 30, 2009. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

Due to our exclusive licensing development and commercialization of glufosfamide to Eleison Pharmaceutical, Inc. in October 2009, we did not incur significant research and development expenses associated with glufosfamide for the three and six months ended June 30, 2010. We incurred no significant expenses related to 2DG for the three and six months ended June 30, 2010 as we are not currently planning or conducting further additional clinical trials of 2DG.

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

We expect to continue to devote substantial resources to research and development in future periods as we execute our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2010 compared to 2009 due to the continued execution of our existing trials and the start of the two new trials for TH-302.

General and Administrative. General and administrative expenses were $1.0 million for the three months ended June 30, 2010, compared to $1.2 million for the three months ended June 30, 2009. The $0.2 million decrease was primarily due to a decrease in stock-based compensation and consulting expenses. General and administrative expenses were $2.3 million for the six months ended June 30, 2010, compared to $2.9 million for the six months ended June 30, 2009. The decrease of $0.6 million is primarily due to $0.5 million of decrease in stock-based compensation expenses.

General and administrative expenses are expected to be lower in 2010 compared to 2009 as a result of lower stock based compensation expenses and a lower allocation of facilities expenses as a result of an increase in research and development headcount.

Interest Income (Expense), Net. Interest income (expense), net for the three months and six months ended June 30, 2010 was interest income of $19,000 and $40,000, respectively, compared to net interest expense for the three and six months ended of $83,000 and $49,000, respectively. Interest income (expense), net for the three and six months ended June 30, 2009, included $0.1 million in interest expense related to notes payable that were repaid during the three months ended June 30, 2009. Additionally, interest income declined primarily due to lower interest rates during the three and six months ended June 30, 2010 compared to the same periods in the prior year.

Other Income (Expense). Other income (expense) was non-cash income of $5.7 million and $5.5 million, for the three and six months ended June 30, 2010, respectively, compared to non-cash expense of $0.7 million and $2.1 million, for the three and six months ended June 30, 2009, respectively. The non cash income for the three and six months ended June 30, 2010 compared to the non cash expense for the three and six months ended June 30, 2009, respectively, was due to the decline in fair value of the 10.9 million outstanding common stock warrants in the second quarter of 2010. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $214.0 million since inception through June 30, 2010. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock and warrants exercisable for a total of 3,588,221 shares of our common stock raising net proceeds of $16.8 million. On October 5, 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock and warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate net proceeds of $33.1 million. We had cash, cash equivalents and marketable securities of $26.1 million and $37.3 million at June 30, 2010 and December 31, 2009, respectively, available to fund operations.

Net cash used in operating activities for the six months ended June 30, 2010 and 2009 was $11.1 million and $9.2 million, respectively. The increase of $1.9 million in cash used in operations was primarily attributable to an increase in research and development spending associated with TH-302.

Net cash provided by investing activities for the six months ended June 30, 2010 was $5.8 million compared to $0.6 million of net cash used in investing activities for the six months ended June 30, 2009. The $6.4 million increase in cash provided by investing activities was due primarily to the excess proceeds from sales and maturities of marketable securities over the purchase of marketable securities.

Net cash used provided by financing activities for the six months ended June 30, 2010 was $76,000, compared to $0.3 million net cash used in financing activities for the six months ended June 30, 2009. The cash used in financing activities in the six months ended June 30, 2009 reflects the $0.3 million of repayments of notes payable.

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

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of June 30, 2010, are as follows (in thousands):

	Remainder of current year (2010)	One to three years (2011 to 2012)	Four to five years (2014 to 2015)	After five Years	Total
Facilities leases	$814	$1,390	$—	$—	$2,204
Purchase commitments	1,944	—	—	—	1,944

Total	$2,758	$1,390	$—	$—	$4,148

We expect annual 2010 cash requirements to be in the range of $23 million to $25 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we started in 2010. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, our ability to enter into a collaboration or license agreements with others and factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(a)(1) (formerly Rule Rule 4450(a)(5)). On August 13, 2008 our Board of Directors implemented a one for six reverse stock split, effective August 20, 2008, to regain compliance with the minimum bid price requirement. On September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price. Even though we regained compliance with the minimum bid price requirement, we cannot be assured that we will be able to maintain compliance with the minimum bid price requirement in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market. To maintain our listing on the NASDAQ Capital Market, we are also required, among other things, to either maintain stockholders’ equity of at least $2.5 million or a market value of at least $35 million. While we currently satisfy the stockholders’ equity and market value requirements, we may not continue to do so.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 became effective for us on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our condensed consolidated financial statements.

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

Based on their evaluation as of June 30, 2010, our chief executive officer and senior director, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed, we, along with our Chief Executive Officer Harold E. Selick and our former Chief Financial Officer, Janet I. Swearson were defendants in a purported class action lawsuit alleging violations of federal securities laws pending in the United States District Court for the Northern District of California. As previously disclosed, claims against Ms. Swearson were dismissed, as were certain claims against us and Dr. Selick. We and Dr. Selick continue to deny plaintiff’s allegations and any wrongdoing. The parties reached a settlement, which was approved by the Court on April 16, 2010. The $10.0 million amount due under the settlement was paid by our insurers.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302. Clinical trials may not demonstrate efficacy or lead to regulatory approval and preliminary results may not be confirmed.

We will not be able to commercialize our drug candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Our initial results from clinical trials of TH-302 in a limited number of patients may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Our product candidates are designed to target the microenvironment of solid tumors by, in the case of TH-302, harnessing hypoxia for selective toxin activation or by potentially exploiting the increased uptake of glucose in cancer cells relative to most normal cells. Our product candidate 2DG shares certain structural characteristics with glucose but acts instead as poison when taken up by a cancer cell. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on either of these approaches. We cannot be certain that our approaches will lead to the development of approvable or marketable drugs.

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

Certain anti-tumor drugs being developed by us, such as TH-302 and 2DG, are expected to have undesirable side effects. For example, in clinical trials of TH-302, some patients have exhibited skin and/or mucosal toxicities that have in some cases caused patients to stop or delay therapy. The extent, severity and clinical significance of these or other undesirable side effects may not be apparent initially and may be discovered or become more significant during drug development or even post-approval. These expected side effects or other side effects identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2010, we had a net loss of $6.2 million and our cumulative net loss since our inception through June 30, 2010 was $214.0 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we started in 2010. Additional funds will also be required to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend, in part on our clinical and regulatory events, our ability to identify promising in-licensing opportunities, enter into a collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if adequate funds are not available.

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

As of June 30, 2010, we had 37 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-302. If these parties do not manufacture the active pharmaceutical ingredients or finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

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

Our contract manufacturers have produced sufficient TH-302 API and drug product to meet the clinical supply demands of our ongoing clinical trials. Additional clinical trial material continues to be manufactured as required. We have ordered additional API and drug product, however we will need to obtain additional supplies of TH-302 API and drug product to complete any other additional trials. The need for additional supplies may require manufacturing process improvements in TH-302 API and drug product. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

Eligibility for coverage does not imply that any drug product will be reimbursed in all cases or at a rate that allows us to make a profit. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not become permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other products or services and may reflect budgetary constraints and/or Medicare or Medicaid data used to calculate these rates. Net prices for products also may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

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

Threshold Pharmaceuticals, Inc.

Date: August 5, 2010	/S/ HAROLD E. SELICK
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	/S/ JOEL A. FERNANDES
Joel A. Fernandes
Senior Director, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.