Form 10-Q
period 2010-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2010-11-04
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

On October 31, 2010, there were 33,702,242 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, tradenames and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2010	December 31, 2009 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,939	$8,934
Marketable securities	16,113	28,381
Prepaid expenses and other current assets	765	10,342

Total current assets	20,817	47,657
Property and equipment, net	344	505
Restricted cash and other assets	761	523

Total assets	$21,922	$48,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$284
Accrued clinical and development expenses	2,229	1,618
Accrued liabilities	636	10,972

Total current liabilities	3,336	12,874
Warrant liability	7,061	12,665
Deferred rent	318	489

Total liabilities	10,715	26,028

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares at September 30, 2010 and 50,000,000 at December 31, 2009; issued and outstanding: 33,702,242 shares at September 30, 2010 and 33,563,670 shares at December 31, 2009	34	33
Additional paid-in capital	231,090	230,441
Accumulated other comprehensive gain (loss)	4	(24)
Deficit accumulated during the development stage	(219,921)	(207,793)

Total stockholders’ equity	11,207	22,657

Total liabilities and stockholders’ equity	$21,922	$48,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2010
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—	$5,027

Operating expenses:
Research and development	4,773	3,973	14,194	11,719	173,904
General and administrative	1,297	1,235	3,591	4,115	62,117

Total operating expenses	6,070	5,208	17,785	15,834	236,021

Loss from operations	(6,070)	(5,208)	(17,785)	(15,834)	(230,994)
Interest income (expense), net	14	12	53	(37)	8,312
Other income (expense)	148	(957)	5,604	(3,044)	3,293

Net loss	(5,908)	(6,153)	(12,128)	(18,915)	(219,389)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(5,908)	$(6,153)	$(12,128)	$(18,915)	$(260,251)

Net loss per common share, basic and diluted	$(0.18)	$(0.40)	$(0.36)	$(1.24)

Weighted average number of shares used in per common share calculations: basic and diluted	33,672	15,227	33,638	15,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$(12,128)	$(18,915)	$(219,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	521	4,726
Stock-based compensation expense	509	1,601	38,514
Change in common stock warrant value	(5,604)	3,044	(3,293)
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	9,326	(10,636)	(1,056)
Accounts payable	187	(323)	471
Accrued clinical and development expenses	611	730	2,229
Accrued liabilities	(10,336)	10,515	636
Deferred rent	(171)	(49)	318

Net cash used in operating activities	(17,207)	(13,512)	(176,827)

Cash flows from investing activities:
Acquisition of property and equipment	(108)	(23)	(5,096)
Acquisition of marketable securities	(12,562)	(7,622)	(193,132)
Proceeds from sales and maturities of marketable securities	24,729	10,215	177,077
Restricted cash	12	—	(471)

Net cash provided by (used in) investing activities	12,071	2,570	(21,622)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	141	18	152,549
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	—	(337)	(3,616)

Net cash (used in) provided by financing activities	141	(319)	202,388

Net increase (decrease) in cash and cash equivalents	(4,995)	(11,261)	3,939
Cash and cash equivalents, beginning of period	8,934	15,466	—

Cash and cash equivalents, end of period	$3,939	$4,205	$3,939

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of ASC 815	$—	$532	$532

Change in unrealized gain (loss) on marketable securities	$28	$(17)	$4

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At September 30, 2010, the Company had an accumulated deficit of $219.9 million.

The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to enter into collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 became effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company does not expect that this update will have a material impact on its condensed consolidated financial statements.

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

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(5,908)	$(6,153)	$(12,128)	$(18,915)

Denominator:
Weighted average common shares outstanding	33,672	15,227	33,638	15,223

Basic and diluted net loss per share	$(0.18)	$(0.40)	$(0.36)	$(1.24)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of September 30,
	2010	2009
Shares issuable upon exercise of warrants	10,918	3,588
Shares issuable upon exercise of stock options	2,710	940
Shares issuable related to the ESPP	40	31

NOTE 3—STOCKHOLDERS’ EQUITY

Common Stock Warrants

The Company accounts for its common stock warrants under guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The guidance required the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statement of operations.

At September 30, 2010, the Company had warrants outstanding to purchase 3,588,221 and 7,329,819 shares of common stock from its August 2008 and October 2009 offerings, respectively. The fair value of these warrants on September 30, 2010 was determined using a Black-Scholes valuation model with the following level 3 inputs:

	September 30, 2010
	August 2008 Offering	October 2009 Offering
Risk-free interest rate	0.64%	0.96%
Remaining expected life (in years)	2.92	4.02
Dividend yield	—	—
Volatility	94%	87%
Stock price	$1.27	$1.27

The following table sets forth the Company’s financial liabilities subject to fair value measurements as of September 30, 2010:

	Fair Value as of September 30, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Common stock warrants	$7,061	$—	$—	$7,061

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a reconciliation of the warrant liability, related to warrants issued in the August 2008 and October 2009 offerings, measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2009	$12,665
Change in fair value of common stock warrants	(5,604)

Balance at September 30, 2010	$7,061

NOTE 4—STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized for the three and nine months ended September 30, 2010 and 2009 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted after the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the three and nine months ended September 30, 2010 and 2009, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period.

•

compensation cost for all stock-based awards granted or modified after January 1, 2006, that were earned during the three and nine months ended September 30, 2010 and 2009, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period.

In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations related to stock options and ESPP was $0.3 million and $0.5 million for the three and nine months ended September 30, 2010, respectively, and was $0.5 million and $1.6 million for the three and nine months ended September 30, 2009, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Employee Stock Options
Risk-free interest rate	2.11%	1.70%	2.35%	1.70%
Expected term (in years)	6.08	5.17	5.99	5.17
Dividend yield	—	—	—	—
Volatility	86%	84%	85%	84%
Weighted-average fair value of stock options granted	$0.72	$—	$1.05	$0.50

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.35%	0.71%	0.40%	0.71%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	86%	67%	88%	67%
Weighted-average fair value of ESPP purchase rights	$0.69	$0.51	$0.80	$0.52

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.3 million and $0.5 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three and nine months ended September 30, 2010, respectively, and $0.5 million and $1.6 million of stock based compensation for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $2.1 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.3 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $4,000 and $13,000 for the three and nine months ended September 30, 2010, respectively, and $8,000 and $18,000 for the three and nine months ended September 30, 2009, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Amortization of stock-based compensation:
Research and development	$98	$204	$248	$715
General and administrative	155	279	261	886

	$253	$483	$509	$1,601

Equity Incentive Plans

2004 Equity Incentive Plan Pursuant to the terms of the 2004 Equity Incentive Plan, the number of shares reserved for issuance thereunder increased by 202,401 effective January 1, 2010. On March 1, 2010 the Board of Directors approved an addition of 2,250,000 shares for issuance under the 2004 Equity Incentive Plan and on May 19, 2010 the stockholders of the Company approved the same addition of 2,250,000 shares for issuance under the 2004 Equity Incentive Plan. At September 30, 2010, 801,406 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	935,660	$1.17	—	—
Granted	1,804,500	$1.46	—	—
Exercised	(20,000)	$1.05	—	—
Forfeitures	(10,000)	$1.95	—	—

Outstanding at September 30, 2010	2,710,160	$1.36	8.89	$160,160

Vested and expected to vest September 30, 2010	2,668,091	$1.36	8.88	$159,098
Exercisable at September 30, 2010	763,143	$1.27	7.71	$79,847

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 were $15,000 and less than $1,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $21,000 and less than $1,000 for each of the three and nine months ended September 30, 2010 and 2009, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan Pursuant to the terms of the 2004 Employee Stock Purchase Plan, the number of shares reserved for issuance thereunder increased by 100,000, effective January 1, 2010. For the nine months ended September 30, 2010, plan participants had purchased 118,572 shares at an average purchase price of $1.01. As of September 30, 2010, plan participants had $40,000 withheld to purchase stock on February 14, 2010, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At September 30, 2010, 384,330 shares were authorized and available for issuance under the ESPP.

NOTE 5—FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Fair Value as of September 30, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$3,939	$3,939	$—	$—
Certificates of deposit	4,520	—	4,520	—
Corporate bonds	1,570	—	1,570	—
U.S. Government securities	10,023	—	10,023	—

Total cash equivalents and marketable securities	$20,052	$3,939	$16,113	$—

	Fair Value as of December 31, 2009	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$7,759	$7,759	$—	$—
Certificates of deposit	12,514	—	12,514	—
Corporate bonds	1,280	—	1,280	—
U.S. Government securities	9,392	—	9,392	—
Commercial paper	6,195	—	6,195	—

Total cash equivalents and marketable securities	$37,140	$7,759	$29,381	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2010 and December 31, 2009:

As of September 30, 2010 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,939	$—	$—	$3,939
Certificates of deposit	4,520	—	—	4,520
Corporate bonds	1,568	2	—	1,570
U.S. Government securities	10,021	2	—	10,023

	20,048	4	—	20,052
Less cash equivalents	(3,939)	—	—	(3,939)

Total marketable securities	$16,109	$4	$—	$16,113

As of December 31, 2009 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$7,759	$—	$—	$7,759
Certificates of deposit	12,528	—	(14)	12,514
Corporate bonds	1,281	1	(2)	1,280
U.S. Government securities	9,401	—	(9)	9,392
Commercial paper	6,195	—	—	6,195

	37,164	1	(25)	37,140
Less cash equivalents	(8,759)	—	—	(8,759)

Total marketable securities	$28,405	$1	$(25)	$28,381

There were no realized gains or losses in the three and nine months ended September 30, 2010 and 2009.

As of September 30, 2010, weighted average days to maturity for the Company’s available for sale securities was 61 days, with the longest maturity being May 2011.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2010, there were no marketable securities with unrealized losses.

The Company determined the fair value of the liability associated with its warrants to purchase 10.9 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 3— Stockholders’ Equity.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

On April 1, 2005, the Company entered into a noncancelable facilities lease agreement that originally expired on February 28, 2010 for an additional 6,489 square feet of laboratory space in Redwood City, California. On November 17, 2009, the Company extended the term of the lease agreement to expire on August 2012.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2010	$407
2011	1,284
2012	106

Total	$1,797

The Company has purchase commitments at September 30, 2010, of $1.1 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

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

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 7—COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss), which consists of unrealized gains (losses) on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net loss	$(5,908)	$(6,153)	$(12,128)	$(18,915)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	2	—	28	(17)

Total comprehensive loss	$(5,906)	$(6,153)	$(12,100)	$(18,932)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the progress and timing of our clinical programs, including estimated milestones and results;

•	potential benefits and uses of our product candidates including TH-302;

•	estimates of future performance, capital requirements, research and development expenses and needs for and impact of financing;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights;

•	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities; and

•	efficacy or adverse events of our products.

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

Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on one product candidate for which we have exclusive worldwide marketing rights:

•

TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are present in most solid tumors. TH-302 is currently in Phase 1, Phase 1/2 and Phase 2 clinical trials. In June 2010, we reported updated top-line results from the Phase 1 monotherapy trial of TH-302 including updated data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We also reported updated top-line interim results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302 and in patients with soft tissue sarcoma treated with doxorubicin plus TH-302. In October 2010, we reported updated top-line results from our Phase 1/2 combination therapy trial, including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302. We expect to present updated top-line results from the Phase 1 monotherapy and Phase 1/2 combination therapy trials in the fourth quarter of 2010. We also initiated two clinical studies in the second quarter of 2010: a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias and a randomized, controlled Phase 2 trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer. We expect to present top-line results from the Phase 1 open label clinical trial in advanced leukemias in the fourth quarter of 2010 and limited interim results from the randomized Phase 2 trial in the first half of 2011.

We are working to broaden the applicability of TH-302 to other cancers as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

In June 2010, at the American Society for Clinical Oncology (ASCO) 2010 annual meeting and as part of a company presentation concurrent with the meeting, we presented updated top-line efficacy results from patients in the Phase 1 clinical trial evaluating the safety and initial efficacy of TH-302 as a monotherapy in patients with advanced solid tumors. Partial responses (PRs) were documented in six of thirty-one patients (19%) with metastatic melanoma and two of eleven patients (18%) with refractory small cell lung cancer. The PRs were the best responses as assessed by RECIST (Response Evaluation Criteria In Solid Tumors). Enrollment in the study was completed in the second quarter of 2010.

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

In October 2010, at the European Society for Medical Oncology (ESMO) Annual Meeting, we presented updated results from multi-armed Phase 1/2 clinical trial of TH-302, which includes three separate treatment arms, with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors (the “402 trial”). The trial enrolled 160 patients including 142 patients with at least one evaluable post-treatment tumor assessment by RECIST. In the gemcitabine treatment arm, 43 patients with advanced or metastatic pancreatic cancer have had at least one evaluable post-treatment tumor assessment. The majority of those patients received TH-302 doses of 340mg/m2 or 240mg/m2. Among the patients receiving 340mg/m2 of TH-302, there was one patient with a complete response, 5 patients with a partial response, 14 patients with stable disease and one patient with progressive disease. Among the patients receiving 240mg/m2 of TH-302, there were 13 patients with stable disease and 3 patients with progressive disease. Median overall survival (OS), based upon data for all 43 patients regardless of TH-302 dose, was 11.4 months (95% CI: 6.0 to 15.8 months) and median progression-free survival (PFS) was 6.4 months (95% CI: 4.7 months to 7.7 months).

Additionally, in the TH-302 plus docetaxel or pemetrexed treatment arms of the trial, thirty-two patients with non-small cell lung cancer have had at least one evaluable post-treatment tumor assessment including 8 patients (25%) with a partial response. Fourteen patients (44%) achieved stable disease while 10 patients (31%) had progressive disease. Median PFS was 4.2 months (95% CI: 2.8 months to Not Reached). In the TH-302 plus docetaxel treatment arm, 15 patients with castration resistant prostate cancer were treated. Of the 13 patients with at least one evaluable post-treatment tumor assessment, 3 patients (23%) had a partial response, 9 patients (69%) achieved stable disease and one patient (8%) had progressive disease. Eleven of the 15 (73%) patients had a PSA reduction of greater than 50%. %. Overall in the 402 trial, myelosuppression, as manifested by reduced platelet count or reduced neutrophil count, was the primary dose limiting toxicity. Hematologic, skin and mucosal toxicities have been acceptable at the current dose levels.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1million. As of September 30, 2010 we had cash, cash equivalents and marketable securities of $20.1 million. Our net loss for the nine months ended September 30, 2010 was $12.1 million and our cumulative net loss since our inception through September 30, 2010 was $219.9 million.

We expect to continue to devote substantial resources to research and development in future periods as we execute our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to be higher in 2010 compared to 2009 due to the continued execution of existing clinical trials and initiation of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of September 30, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete clinical trials that we started in 2010. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for the three and nine months ended September 30, 2010 and 2009.

Research and Development. Research and development expenses were $4.8 million for the three months ended September 30, 2010 compared to $4.0 million for the three months ended September 30, 2009. The $0.8 million increase in expenses is due primarily to a $0.9 million increase in clinical development expenses and $0.1 million increase in employee-related expenses offset by a $0.2 million decrease in stock-based compensation and consulting expenses. Research and development expenses were $14.2 million for the nine months ended September 30, 2010 compared to $11.7 million for the nine months ended September 30, 2009. The $2.5 million increase in expenses is due primarily to a $2.6 million increase in clinical and development expenses, a $0.2 million increase in consulting and $0.2 million increase in personnel related expenses, partially offset by a $0.5 million decrease in stock-based compensation.

Research and development expenses by project (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
TH-302	$4,369	$2,928	$11,730	$8,075
Discovery research	404	941	2,464	3,250
Glufosfamide	—	81	—	232
2DG	—	23	—	162

Total research and development expenses	$4,773	$3,973	$14,194	$11,719

Research and development expenses associated with our internally discovered compound TH-302 were $4.4 million for the three months ended September 30, 2010 and $2.9 million for the three months ended September 30, 2009. Research and development expenses associated with TH-302 were $11.7 million for the nine months ended September 30, 2010 and $8.1 million for the nine months ended September 30, 2009. TH-302 continues to progress through the 401 trial, the 402 trial and the 403 trial. Enrollment in the 401 and the 402 trials was completed in the second quarter of 2010. The 403 trial was expanded and is expected to continue to enroll patients. In addition, in June 2010 the Company initiated a Phase 2 randomized controlled combination therapy clinical trial in patients with first-line pancreatic cancer and a Phase 1 monotherapy clinical trial in patients with advanced leukemias. As result we expect our research and development expenses to increase.

Discovery research and development expenses were $0.4 million for the three months ended September 30, 2010 compared to $0.9 million for the three months ended September 30, 2009, and were $2.5 million for the nine months ended September 30, 2010 compared to $3.3 million for the nine months ended September 30, 2009. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

Due to our exclusive licensing development and commercialization of glufosfamide to Eleison Pharmaceutical, Inc. in October 2009, we did not incur significant research and development expenses associated with glufosfamide for the three and nine months ended September 30, 2010. We incurred no significant expenses related to 2DG for the three and nine months ended September 30, 2010 as we are not currently planning or conducting further additional clinical trials of 2DG.

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

We expect to continue to devote substantial resources to research and development in future periods as we execute our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to remain higher in 2010 compared to 2009 due to the continued execution of our existing trials and the start of the two new trials for TH-302.

General and Administrative. General and administrative expenses were $1.3 million for the three months ended September 30, 2010, compared to $1.2 million for the three months ended September 30, 2009. The $0.1 million increase was primarily due to a $0.2 million increase in consulting expenses, partially offset by a $0.1 million decrease in stock-based compensation expense. General and administrative expenses were $3.6 million for the nine months ended September 30, 2010, compared to $4.1 million for the nine months ended September 30, 2009. The decrease of $0.5 million is primarily due to a $0.6 million decrease in stock-based compensation expense.

General and administrative expenses are expected to remain lower in 2010 compared to 2009 as a result of lower stock based compensation expenses and a lower allocation of facilities expenses as a result of an increase in research and development headcount.

Interest Income (Expense), Net. Interest income (expense), net for the three months and nine months ended September 30, 2010 was interest income of $14,000 and $53,000, respectively, compared to interest income for the three months ended September 30, 2009 of $12,000 and net interest expense for the nine months ended September 30, 2009 of $37,000, respectively. Interest income (expense), net for the nine months ended September 30, 2009, included $0.1 million in interest expense related to notes payable that were repaid during the six months ended June 30, 2009. Additionally, interest income declined primarily due to lower interest rates during the three and nine months ended September 30, 2010 compared to the same periods in the prior year.

Other Income (Expense). Other income (expense) was non-cash income of $0.1 million and $5.6 million, for the three and nine months ended September 30, 2010, respectively, compared to non-cash expense of $1.0 million and $3.0 million, for the three and nine months ended September 30, 2009, respectively. The non cash income for the three and nine months ended September 30, 2010 compared to the non cash expense for the three and nine months ended September 30, 2009, respectively, was due to the decline, during the second and third quarters of 2010 in fair value of outstanding warrants to purchase 10.9 million shares of common stock warrants. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $219.9 million since inception through September 30, 2010. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock and warrants exercisable for a total of 3,588,221 shares of our common stock raising net proceeds of $16.8 million. On October 5, 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock and warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate net proceeds of $33.1 million. We had cash, cash equivalents and marketable securities of $20.1 million and $37.3 million at September 30, 2010 and December 31, 2009, respectively, available to fund operations.

Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $17.2 million and $13.5 million, respectively. The increase of $3.7 million in cash used in operations was primarily attributable to an increase in research and development spending associated with TH-302.

Net cash provided by investing activities for the nine months ended September 30, 2010 was $12.1 million compared to $2.6 million of net cash used in investing activities for the nine months ended September 30, 2009. The $9.5 million increase in cash provided by investing activities was due primarily to the sales and maturities of marketable securities reduced by the smaller amount of purchases of marketable securities during the period consistent with our use of cash.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $0.1 million, compared to $0.3 million net cash used in financing activities for the nine months ended September 30, 2009. The cash used in financing activities in the nine months ended September 30, 2009 reflects the $0.3 million of repayments of notes payable.

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

On April 1, 2005, we entered into a noncancelable facilities lease agreement that originally expired on February 28, 2010 for an additional 6,489 square feet of laboratory space in Redwood City, California. On November 17, 2009, we extended the term of the lease agreement to expire on August 2012.

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of September 30, 2010, are as follows (in thousands):

	Remainder of current year (2010)	One to three years (2011 to 2012)	Four to five years (2014 to 2015)	After five Years	Total
Facilities leases	$407	$1,390	$—	$—	$1,797
Purchase commitments	1,080	—	—	—	1,080

Total	$1,487	$1,390	$—	$—	$2,877

At Market Issuance Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agents. Sales of our common stock through MLV, if any, will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of November 4, 2010 we had not issued or sold any shares of our common stock pursuant to the Sales Agreement.

We expect annual 2010 cash requirements to be in the range of $23 million to $25 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete clinical trials that we started in 2010. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to enter into collaboration or license agreements with others and factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition — Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 became effective for us on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We do not expect that this update will have a material impact on our condensed consolidated financial statements.

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

Based on their evaluation as of September 30, 2010, our chief executive officer and senior director, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as previously disclosed in our quarterly report on Form 10-Q for the quarter ending June 30, 2010, which we filed with the SEC on August 5, 2010, we are not a party to any material legal proceedings.

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

We cannot be certain of successfully completing clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;

•	the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;

•	clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

•	enrollment in our clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays and additional expense;

•	we, or regulators, may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and

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

We have not yet developed a commercial formulation of TH-302.

The formulation of TH-302 that we are using for clinical trials is subject to storage and handling requirements that may not be suitable for commercial product. We are working to develop a formulation of TH-302 that will be suitable for commercial product, but there can be no assurance that we will be able to do so in a timely manner, if at all. If we are not able to develop a commercial formulation, we may delay registrational trials of TH-302.

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

Orphan drug exclusivity may not prevent other market entrants. A different drug, or, under limited circumstances, the same drug may be approved by the FDA for the same orphan indication. The limited circumstances include an inability to supply the drug in sufficient quantities or where a new formulation of the drug has shown superior safety or efficacy. As a result, if our product were to be approved and received orphan drug status, the FDA could still approve other drugs for use in treating the same indication covered by our product, which could create a more competitive market for us.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2010, we had a net loss of $12.1 million and our cumulative net loss since our inception through September 30, 2010 was $219.9 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2010 will be sufficient to fund our projected operating requirements through the second quarter of 2011, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete clinical trials that we started in 2010 or to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend, in part on our clinical and regulatory events, enter into collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if adequate funds are not available. In addition, we may have to delay, reduce the scope of or eliminate some of our research and development, which could delay the time to market for any of our product candidates, if adequate funds are not available.

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

As of September 30, 2010, we had 37 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Our contract manufacturers have produced sufficient TH-302 API and drug product to meet the clinical supply demands of our ongoing clinical trials. Additional clinical trial material continues to be manufactured as required. We have ordered additional API and drug product; however, we will need to obtain additional supplies of TH-302 API and drug product to complete any other additional trials. The need for additional supplies may require manufacturing process improvements in TH-302 API and drug product. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis, AstraZeneca PLC, Genentech, Inc., Bayer Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar ® , marketed by Pfizer, Inc., Erbitux ® , marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere ® , marketed by sanofi-aventis, DTIC-Dome ® , marketed by Bayer Pharmaceuticals Corporation, Xeloda ® , marketed by Hoffmann-LaRoche, Inc., Avastin ® , marketed by Genentech, Inc., Nexavar ® , marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ® , marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva ® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Novacea has conducted studies on AQ4N and sanofi-aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Novacea has stopped current clinical development of AQ4N and sanofi-aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of either compound. Abraxis Bioscience Inc. is conducting clinical trials of Abraxene® as a combination therapy for first-line treatment of pancreatic cancer. ZIOPHARM Oncology Inc. is conducting clinical trials of a compound as a combination therapy for first-line treatment of advanced soft tissue sarcoma.

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

On October 5, 2009, we issued outstanding warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share. In addition, on August 29, 2008, we issued outstanding warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could happen, for example, in connection with sales of stock under our at market issuance sales agreement dated October 29, 2010), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

As of September 30, 2010, our officers, directors and other affiliates beneficially owned in excess of 25.0% of our common stock, assuming the full exercise of all outstanding warrants. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed on March 13, 2009)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: November 4, 2010	/S/ HAROLD E. SELICK
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	/S/ JOEL A. FERNANDES
Joel A. Fernandes
Senior Director, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed on March 13, 2009)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.