Form 10-K
period 2010-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2011-03-24
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2010 was $33,072,875.

On March 16, 2011 there were 48,796,113 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 26, 2011, or the Proxy Statement, are incorporated herein by reference into Part III.

Threshold Pharmaceuticals, Inc.

PART I

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “possible”, “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	our ability to commence, and conduct, the timing of the commencement and conduct of, clinical trials for TH-302, and any additional compounds we develop;

•	the completion and success of any clinical trials that we commence;

•	the timing of results of our clinical trials;

•	our receipt and the timing of regulatory approvals, and our satisfaction of ongoing regulatory review;

•	our ability to establish and maintain intellectual property rights in our product candidates;

•	our ability to timely develop a formulation of TH-302 that will be suitable for commercial production;

•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;

•	the ability of our licensee of glufosfamide to develop, manufacture, market and otherwise commercialize glufosfamide, and to raise sufficient funds to commence clinical development;

•	our research and development activities, including development of new product candidates, and projected expenditures;

•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;

•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;

•	our ability to obtain licenses to any necessary third party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash needs and ability to raise capital when needed; and

•	our financial performance.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this annual report on Form 10-K under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this annual report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this annual report on Form 10-K. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Unless the context requires otherwise, in this annual report on Form 10-K the terms “Threshold,” “Threshold Pharmaceuticals,” the “Company,” “we,” “us” and “our” refer to Threshold Pharmaceuticals, Inc. Threshold Pharmaceuticals, Inc., our logo and Metabolic Targeting are our trademarks. Other trademarks, trade names and service marks used in this annual report on Form 10-K are the property of their respective owners.

ITEM 1.	BUSINESS

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen as a consequence of disordered blood vessel growth. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of patients with solid tumors and hematological malignancies (blood cancers) and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our hypoxia activated prodrug (“HAP”) product candidates, including TH-302, are designed to specifically target the hypoxic microenvironment of tumors by selective activation of the prodrug to release a potent cytotoxin.

Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on TH-302, for which we have exclusive worldwide marketing rights. TH-302, which we discovered, is a novel drug candidate that is activated under severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are believed to be present in all solid tumors. TH-302 is currently in Phase 1, Phase 1/2 and Phase 2 clinical trials. In June 2010, we reported updated top-line results from the Phase 1 monotherapy trial of TH-302 including updated data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We also reported updated top-line interim results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302 and in patients with soft tissue sarcoma treated with doxorubicin plus TH-302. In October 2010, we reported updated top-line results from our Phase 1/2 combination therapy trial, including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302. We reported updated top-line results from the Phase 1 monotherapy and Phase 1/2 combination therapy trials in the fourth quarter of 2010, including updated data in patients with soft tissue sarcoma treated with doxorubicin plus TH-302. We also initiated two clinical studies in the second quarter of 2010: a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias and a randomized, controlled Phase 2 trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer. We reported top-line results from the Phase 1 open label clinical trial in advanced leukemias in the fourth quarter of 2010 and expect to report updated top line results in the second half of 2011. We also expect to report top line efficacy results from the randomized Phase 2 trial at the end of 2011. We have reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma. As part of the Special Protocol Assessment (SPA) submission, the FDA has agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We expect to initiate the pivotal Phase 3 trial in the middle of 2011.

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

Our Strategy

Our goal is to create a leading biotechnology company that develops and commercializes drugs based on targeting the tumor microenvironment. We focus on inactive prodrugs of known chemotherapeutic agents that undergo relatively selective activation in the tumor microenvironment and potentially allow for an improved safety and efficacy profile for the drug. Key elements of our strategy are to:

•

Develop TH-302 successfully. We have an ongoing monotherapy Phase 1 clinical trial that has determined the maximum tolerated dose (“MTD”), dose limiting toxicities (DLTs), safety, pharmacokinetics and preliminary efficacy of TH-302 monotherapy in advanced solid tumors. We expanded enrollment in this trial to investigate TH-302 as a single agent in specific indications in which monotherapy activity has been observed as well as in some indications in which notable activity has been documented in the combination setting. We have two ongoing combination therapy Phase 1/2 clinical trials that have determined the MTD, DLTs, safety, pharmacokinetics and preliminary efficacy of TH-302 in combination with four currently approved chemotherapies. Data from this collection of clinical trials supported our initial randomized controlled trial of TH-302 in first-line pancreatic cancer. As part of the Special Protocol Assessment (SPA) submission, the FDA has agreed that the design and planned analysis of a proposed Phase 3 trial in patients with soft tissues sarcoma adequately addresses the objectives necessary to support a regulatory submission. We expect to initiate the pivotal Phase 3 trial in the middle of 2011.

•

Continue to broaden our pipeline by discovering and developing new compounds. We are actively pursuing research programs to discover and develop novel therapies that address major currently unmet medical needs. We will continue to investigate drug candidates from our hypoxia activated prodrug platform for further development. We also may evaluate additional in-licensing opportunities that build on our expertise and complement our current pipeline.

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

Our Product Development Programs

The following table summarizes the status of our current and ongoing product development programs:

Product Candidate	Indication	Development Status	Expected Milestones
TH-302	Hematological malignancies (407)	• Phase 1 monotherapy	• Updated top line results in second half of 2011

	Various solid tumors (401)	• Phase 1 monotherapy	• Final results in 2011

	Solid tumors including advanced pancreatic cancer, castrate-resistant prostate cancer and non-small cell lung cancer (402)	• Phase 1/2 combination therapy	• Final results in 2011

	Soft Tissue Sarcoma (403)	• Phase 1/2 combination therapy	• Updated top line results in first half of 2011

	Advanced pancreatic cancer (404)	• Phase 2 randomized controlled combination therapy	• Top line efficacy results at end of 2011

	Soft Tissue Sarcoma (406)	• Pivotal Phase 3 randomized controlled combination therapy	• Initiate trial in the middle of 2011

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

However, most solid tumors are actually composed of both rapidly and slowly dividing cells. Conventional cancer treatments are not designed to target the slowly dividing cells found in portions of solid tumors and therefore typically do not succeed in killing all cancerous cells. As a tumor grows, its vasculature is disordered and chaotic, leaving portions of the tumor with regions where the oxygen concentration is significantly lower than in healthy tissues. This condition is called Tumor Hypoxia. Solid tumors have significant hypoxic regions, and because these regions have limited access to the blood supply and oxygen, the cells in them divide slowly, making them resistant to traditional chemotherapy and radiation treatment, which target rapidly dividing cells. Similarly, some chemotherapeutic agents delivered in the blood supply are less able to penetrate into hypoxic regions because they are more distant from the blood supply. Moreover, many scientists now believe that hypoxia can lead to changes in the fundamental properties of tumor cells, including genetic mutations, which can give rise to drug resistance and enhanced metastatic potential. Thus, therapeutics that target hypoxic zones could provide significant additional anti-tumor activity and clinical benefit over current chemotherapeutic and radiation therapies.

Another disadvantage of current cancer therapies that target rapidly dividing cells is their toxic side effects. Because rapidly dividing cells are also found in many healthy tissues, particularly the gastrointestinal tract, bone marrow and hair follicles, nearly all conventional chemotherapy drugs cause severe side effects which may lead to bleeding, infection and anemia, as well as other side effects, such as diarrhea and hair loss. Likewise, radiation generally cannot be administered without causing significant damage to healthy tissue surrounding a tumor. Since our prodrugs are designed to undergo tumor selective activation, we anticipate that they should have a favorable safety profile and produce less toxicity to normal tissues at the doses that are effective in treating tumors than is the case with traditional therapies.

Many of the types of cancers we are targeting with TH-302 are widespread:

Lung Cancer

The American Cancer Society estimates that 222,520 people were diagnosed with lung cancer in the United States in 2010, and approximately 157,300 people died from the disease.

Melanoma

The American Cancer Society estimates that 68,130 people were diagnosed with melanoma in the United States in 2010, and approximately 8,700 people died from the disease.

Pancreatic Cancer

The American Cancer Society estimates that 43,140 patients were diagnosed with pancreatic cancer in the United States in 2010, and approximately 36,800 patients died from the disease.

Prostate Cancer

The American Cancer Society estimates that 217,730 people were diagnosed with prostate cancer in the United States in 2010, and approximately 32,050 people died from the disease.

Soft Tissue Sarcoma

The American Cancer Society estimates that 10,520 people were diagnosed with soft tissue sarcoma in the United States in 2010, and approximately 3,920 people died from the disease.

Advance Leukemias

According to the American Cancer Society, leukemia accounts for 3% of all cancers diagnosed in the United States in 2010, and about 22,000 people died in 2010 of some form of leukemia. Chronic lymphocytic leukemia is the most common leukemia in the United States, accounting for a third of cases diagnosed each year. Acute myelogenous leukemia accounts for 28% of diagnosed adult leukemias.

TH-302

Our lead product candidate for cancer is TH-302, a novel prodrug candidate we discovered. In in vitro studies it is preferentially activated under severe hypoxic conditions and has demonstrated potent anticancer activity in multiple preclinical cancer models. TH-302 combines a 2-nitroimidazole oxygen-sensing trigger with a masked deoxyribonucleic acid (“DNA”) crosslinker. Upon activation in oxygen deficient zones, TH-302 is converted selectively to the drug’s active form, dibromo isophosphoramide mustard, a potent alkylator. TH-302 targets levels of severe hypoxia that are found in tumors but are rare in normal tissues—this is how selective targeting of the tumor occurs. After conversion to the active form of the drug, the hypoxic cells are exposed to high concentrations of released cytotoxic agent, which can also diffuse into the adjacent regions of the tumor. We believe that TH-302 will be less likely to produce the systemic hematologic toxicity caused by most cytotoxic chemotherapies, while targeting the hypoxic regions of tumors known to be more difficult to treat with standard therapies.

Preclinical studies of TH-302

In addition to all of the standard toxicity and pharmacokinetic studies that are required to enable an investigational new drug (IND) application, numerous in vitro and in vivo efficacy studies with TH-302 have been conducted. A summary of the pre-clinical efficacy studies with TH-302 follows. Over 45 different human tumor-derived cell lines, representing 18 different tumor types, have been evaluated for their sensitivity to TH-302 and all were shown to have enhanced sensitivity to TH-302 under hypoxic conditions compared to higher oxygen concentrations. No cell lines that were investigated were resistant to TH-302 under hypoxic conditions. In addition, we have also evaluated TH-302 in ectopic xenograft models of cancer, in which human tumor cells are implanted beneath the skin of mice and permitted to grow as tumors. More than 20 of these studies were conducted using five different tumor types and multiple drug combinations. In these models, the combination of TH-302 with either chemotherapeutic agents or radiation consistently added efficacy above that seen with the single agent chemotherapeutic. We conducted animal studies of TH-302 in orthotopic mouse models of human cancer, in which human cancer cells are implanted into the corresponding mouse tissue and tumors are allowed to develop before treatment, to assess the efficacy of TH-302 in treating a variety of cancer types. In these models, TH-302 demonstrated promising efficacy when used in combination with standard chemotherapeutic agents. In an orthotopic mouse model of human pancreatic cancer, in which mice were treated with either gemcitabine or gemcitabine in combination with TH-302, complete responses were observed in one out of eight animals treated with TH-302 in combination with gemcitabine. In comparison, no complete responses were seen following single-agent gemcitabine therapy. In a similar mouse model of human prostate cancer, complete responses were observed in four out of eight animals treated with TH-302 in combination with taxol therapy. In comparison, no complete responses were reported with single-agent taxol. TH-302 was also tested in combination with docetaxel therapy in a metastatic mouse model of human hormone refractory prostate cancer. The combination of TH-302 with docetaxel resulted in eight out of ten complete responses. In comparison, three out of eight complete responses were reported with single-agent docetaxel. TH-302 has been evaluated in a metastatic mouse model of human lung cancer, alone and in combination with docetaxel. These preclinical results, which reflect our overall experience with cell-based animal models, indicate that combination therapies with TH-302 may be efficacious in the treatment of human solid tumors. There can be no assurance, however, that these animal studies will accurately predict the results of human clinical trials.

More recently, preclinical studies of TH-302 efficacy in hematological malignancies (also known as blood cancers, for example, leukemias, multiple myeloma, and lymphomas) were initiated. The role of hypoxia in the pathogenesis of hematological malignancies and its role in disease progression is an emerging area of active research in the cancer biology community. We have conducted preclinical studies with TH-302 in both cell- and animal models of multiple myeloma. Our in vitro results show that TH-302 alone and the combination of TH-302 plus Bortezomib synergistically induced apoptosis (programmed cell death). In addition, the combination of TH-302 plus Bortezomib conducted in a mouse model of multiple myeloma showed statistically significant improvements in multiple disease parameters, including circulating paraprotein levels, the standard endpoint for assessing efficacy of drug in multiple myeloma. Through an academic collaboration we have also demonstrated preclinical efficacy of TH-302 in a mouse model of acute leukemia. TH-302 treatment resulted in marked in vitro hypoxic-specific cell death of human leukemia cells under the same conditions where traditional chemotherapeutic agents such as cytarabine and doxorubicin were not effective. In vivo, TH-302 treatment significantly inhibited leukemia disease progression in a mouse model in which immunocompromised mice were injected with a human leukemia cell line. These preclinical studies in hematological malignancy models provide the basis for human clinical evaluation of TH-302 in patients with multiple myeloma and leukemia. There can be no assurance, however, that these animal studies will accurately predict the results of human clinical trials.

TH-302 Monotherapy Clinical Trial

In July 2007, we commenced a first-in-human Phase 1 clinical trial of TH-302 monotherapy, as a 30 to 60-minute intravenous infusion. This trial, also known as the 401 trial enrolled 129 patients, with enrollment completed in the second quarter of 2010. The trial was initiated as a dose-escalation clinical trial to determine the MTD, dose limiting toxicity, safety, pharmacokinetics and preliminary efficacy of weekly dosing of TH-302.

In January 2009 the Phase 1 clinical trial was expanded to a Phase 1/2 clinical trial to investigate the activity of TH-302 at the MTD in patients with advanced/metastatic melanoma, SCLC or non-small cell lung cancer (NSCLC). At the same time the trial was expanded to establish the MTD utilizing a once every three week dosing regimen.

In December 2009 the clinical trial enrollment was further expanded to investigate the activity of TH-302 at a dose level of 480 mg/m2 in patients with advanced/metastatic melanoma, SCLC and a set of histologies and tumor indications in which activity was reported in the combination trial.

During 2010, we reported updated top-line efficacy results from all patients in the trial including data on specific indications. Partial responses (“PRs”) were documented in eight of thirty-six patients (22%) with metastatic melanoma and two of ten patients (20%) with refractory SCLC and two of eight patients (25%) with squamous cell carcinoma of the head or neck. The PRs were the best responses as assessed by Response Evaluation Criteria in Solid Tumors (RECIST). There can be no assurance that our initial results will be replicated with the treatment of additional patients.

In June 2010, we initiated a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias. The objectives of the Phase 1 trial are to determine the MTD, DLT, safety, tolerability, clinical activity and pharmacokinetics of TH-302 in patients with advanced leukemia. Eleven patients with either acute myelogenous leukemia (AML) or acute lymphoblastic leukemia (ALL) have been enrolled in the trial. The starting dose in the trial was 120mg/m2 daily for 5 days of a 21-day cycle. The second dose cohort was treated with TH-302 at a dose of 170mg/m2 and the third dose cohort has completed enrollment at 240mg/m2. The dose of TH-302 will continue to be escalated until the MTD is established. To date no DLTs have been reported in any of the dose cohorts. Preliminary efficacy assessments have indicated clinical activity in a subset of subjects with relapsed/refractory AML and ALL as evidenced by stabilization or reduction of bone marrow and/or peripheral blast counts. We reported early top-line results from the Phase 1 open label clinical trial in advanced leukemias in the fourth quarter of 2010 and expect to report updated top-line results in the second half of 2011.

TH-302 Combination Therapy Clinical Trials

In August 2008, we initiated a multi-armed Phase 1/2 clinical trial of TH-302 which includes three separate treatment arms, with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors. This trial, also known as the 402 trial, enrolled 160 patients including 71 patients treated with TH-302 plus gemcitabine, 51 patients treated with TH-302 plus docetaxel and 38 patients treated with TH-302 plus pemetrexed. Each of the combination treatments had a dose escalation phase to establish the MTD and a dose expansion phase at the recommended Phase 2 doses of TH-302 within four specific indications with approximately 12-40 patients treated in each indication. In September 2008, we also initiated a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. This trial, also known as the 403 trial, will include up to 91 patients (16 in the dose escalation arm). These combination trials may allow further development in hormone refractory prostatic carcinoma, metastatic pancreatic cancer, NSCLC and soft tissue sarcoma. These indications have been highlighted in view of the high degree of efficacy of TH-302 in combination with chemotherapy in relevant pre-clinical models combined with the significant unmet medical needs represented by each of these tumor types.

In October 2010, results from the 402 clinical trial were presented at the 35th Congress of the European Society for Medical Oncology (ESMO). In the 402 trial, one hundred and forty-two patients had been assessed for response in the trial’s three separate treatment arms. In the TH-302 plus gemcitabine arm, sixty-four patients had tumor assessments, fourteen (22%) of whom had a PR or CR in the following cancers: pancreatic (8), ovarian, esophageal, squamous NSCLC, neuroendocrine and thyroid. There were forty patients (62%) with SD. In January 2011, results from the patients with pancreatic cancer treated with TH-302 plus gemcitabine were presented at The American Society of Clinical Oncology Gastrointestinal Cancer Symposium. Of the forty-seven patients with first-line pancreatic cancer forty-three were assessed for response one achieved a CR, eight achieved PRs and thirty have had SD. The majority of these patients received TH-302 dose of 240 mg/m2 or 340 mg/m2. Among the patients receiving 340 mg/m2 of TH-302, there was one patient with a complete response, 6 patients with a partial response, 13 patients with stable disease and one patient with progressive disease. Among the patients receiving 240 mg/m2 of TH-302, there were 13 patients with stable disease and 3 patients with progressive disease. Median overall survival (OS), based upon data for all 47 patients regardless of TH-302 dose, was 8.5 months (95% CI: 6.9 to 13.4 months) and median progression-free survival (PFS) was 5.9 months (95% CI: 4.8 months to not reached). As presented at ESMO, in the TH-302 plus docetaxel arm, forty-four had tumor assessments, six patients (14%) of whom had a PR in the following cancers: prostate (3), NSCLC (2) and anal. There were twenty-seven patients (61%) with SD. In the TH-302 plus pemetrexed arm, thirty-four patients have had tumor assessments, eleven patients (32%) of whom had a PR in the following cancers: NSCLC (6), transitional cell carcinoma (2), pancreatic, anal and hepatocellular. There were twelve patients (35%) with SD. Of the thirty-two patients with relapsed or refractory NSCLC treated with TH-302 in combination with either docetaxel or pemetrexed, eight patients achieved PRs and fourteen patients achieved SD. The median PFS in this group was 4.2 months (95% CI: 2.8 months to Not Reached). In the TH-302 plus docetaxel treatment arm, 15 patients with castration resistant prostate cancer were treated. Of the 13 patients with at least one evaluable post-treatment tumor assessment, 3 patients (23%) had a partial response, 9 patients (69%) achieved stable disease and one patient (8%) had progressive disease. Eleven of the 15 (73%) patients had a PSA reduction of greater than 50%. Hematologic toxicity after administering TH-302 in combination with chemotherapy was higher than might be expected if chemotherapy was administered by itself, and the myelosuppression, as manifested by reduced platelet count or reduced neutrophil count, was the primary dose limiting toxicity. Skin and mucosal toxicities were TH-302 dose dependent with a trend for increased frequency and greater severity at higher doses. Although these skin and mucosal toxicities have been bothersome in some patients and resulted in dose reductions or delays in therapy, these events have been reversible with an improvement in symptoms between cycles and following dose reductions. At the current dose levels the hematologic, skin and mucosal toxicities have been acceptable. Investigations are ongoing to better understand and treat, or prevent, these toxicities. The addition of TH-302 to standard chemotherapies does not appear to enhance the toxicity in other body systems.

In November 2010, results from the 403 clinical trial were presented at the 16th Annual Connective Tissue Oncology Society (CTOS) Meeting for the first fifty-seven patients in the trial. Fifty-four patients had at least one evaluable post-treatment tumor assessment, including eighteen (33%) with a PR. Twelve of the PRs are confirmed, four were pending confirmation at the next response assessment and two were unconfirmed. Fifteen of the 57 patients continue to receive TH-302 after receiving TH-302 for 3 to 12 three-week cycles. Twenty-one patients went on to receive single agent TH-302 after completing 6 cycles of the combination regimen. Twenty-eight (52%) patients achieved SD while eight (15%) had PD. Median PFS was 6.4 months (95% CI: 5.6 months to 6.9 months). The six-month progression-free rate was 56%. In the trial after observing significant, but not dose limiting toxicity at a TH-302 dose of 240 mg/m2, prophylactic growth factor support was initiated. Two dose limiting toxicities, grade 3 cellulitis with grade 4 neutropenia and grade 4 thrombocytopenia were observed in two of four patients treated at a TH-302 dose of 340 mg/m2. The MTD was then established at 300 mg/m2. Forty-seven of the fifty-seven patients received the MTD of 300 mg/m2. At the MTD the frequency of grade 3/4 neutropenia was 24% and of grade 3/4 thrombocytopenia was 26%. The most common adverse events were fatigue (65%), nausea (65%), alopecia (47%) and stomatitis (37%). Seventeen patients developed a rash. The combined regimen was well tolerated with no additive toxicity to doxorubicin and no other cumulative toxicities. Skin and mucosal toxicities were reversible and have not been dose limiting at the maximum tolerated dose.

As part of the Special Protocol Assessment (SPA) submission, the FDA has agreed that the design and planned analysis of a proposed Phase 3 trial in patients with soft tissue sarcoma adequately addresses the objectives necessary to support a regulatory submission. The Phase 3 trial will be a 450 patient, randomized, open-label, multi-center trial comparing two treatment regimens for patients with metastatic and/or advanced unresectable soft tissue sarcoma who have not received prior doxorubicin. This trial is designed to demonstrate the clinical benefit of TH-302 in combination with doxorubicin compared to doxorubicin alone based on a primary efficacy endpoint of overall survival. The trial includes an interim analysis based on progression-free survival expected to occur about half-way into enrollment and an interim analysis based on overall survival expected to occur at the end of enrollment. Patients will be randomized to receive TH-302 (300 mg/m2 on days 1 and 8 of a 21 day cycle) in addition to the standard dosing schedule of doxorubicin (75 mg/m2 on day 1 of the 21 day cycle) compared to doxorubicin alone. The Company plans to initiate the pivotal Phase 3 trial in the middle of 2011.

We also initiated a randomized, controlled Phase 2 trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer. Approximately 165 patients with previously untreated, locally advanced, unresectable or metastatic pancreatic adenocarcinoma are planned to enroll in the clinical trial at various sites in the United States. The primary endpoint of the trial is progression free survival. The secondary endpoints are overall response rate, overall survival, event-free survival, CA 19-9 response rate as well as various safety parameters. Tumor response will be evaluated at baseline and every eight weeks using the RECIST 1.1 criteria. Patients will be randomized equally into one of three cohorts: TH-302 at a dose of 240 mg/m2 plus gemcitabine or TH-302 at a dose of 340 mg/m2 plus gemcitabine or gemcitabine alone. Patients who successfully complete treatment of six cycles without evidence of significant treatment-related toxicity or progressive disease may continue to receive treatment. If a patient’s cancer progresses while on gemcitabine alone, the patient may crossover into one of the TH-302 plus gemcitabine cohorts. A final top line analysis will be performed at a minimum of 122 events, which is expected to occur at the end of 2011. There can be no assurance that the uncontrolled results from our open-label trials will be confirmed in this controlled trial.

Glufosfamide

From 2004 through 2009 we conducted clinical development of glufosfamide, a drug candidate that shares certain structural characteristics with glucose but acts instead as a chemotherapeutic agent when taken up by a cell. In October 2009, we entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing. No further development by Threshold Pharmaceuticals is planned.

Discovery Research

We have research programs focused on better understanding the mechanism and maximizing the effectiveness of TH-302 in the treatment of cancer as well as identifying new therapeutic candidates that target the microenvironments of solid tumors and hematological malignancies, particularly the severely hypoxic compartments. These extremely low oxygen conditions are not found in most normal tissues. The hypoxic zones of tumors are known to be resistant to standard chemotherapeutics and to radiation therapy. Hypoxia is also believed to contribute to more aggressive, invasive, and metastatic cancer phenotypes. Tumor hypoxia correlates with poor prognosis in cancer patients and is believed to represent a significant unmet medical need. The general nature of hypoxia in cancers offers the possibility for cancer therapeutics which are broadly useful in many indications with an associated large market opportunity. It is also now known that certain anticancer therapies (e.g. antiangiogenic agents) lead to an increase in tumor hypoxia, and may support the combination of those therapies with hypoxia-targeted agents.

Our most advanced efforts targeting these regions are the design and development of novel hypoxia activated cytotoxic prodrug compounds. A prodrug is an inactive compound that is converted in the human body by enzymatic processes that result in the formation of an active drug. The prodrug concept is well established in chemotherapy and, was initially only employed to modify the pharmacokinetic properties of compounds through non-specific activation processes. More recently has the concept been applied to the design of agents that are selectively activated in tumor tissues through specific activation processes.

Our prodrug candidates typically have two distinct parts, a toxic portion (the chemotherapeutic toxin) and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated by the low oxygen concentration in the hypoxic zones of solid tumors and hematological malignancies. Once activated, the toxin kills cells in its vicinity. We have designed prodrug candidates that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. Our lead investigational drug candidate, TH-302, was our first product candidate from this program. TH-302 is highly selective and produces a DNA cross-linking toxin upon activation. Hypoxia activated prodrugs of other toxin classes are being pursued. Lead compounds have demonstrated promising in vitro activity, and additional characterization, evaluation and optimization of these compounds is currently underway.

Our expertise includes broad capabilities in chemical synthesis, biological assay development and in vitro and in vivo compound evaluation and pharmacology. Our medicinal chemistry expertise allows us to turn initially promising compounds generated by our chemists into drug candidates. We believe that our research focus combined with our integrated drug discovery platform provides us with the capacity to optimize our chances of successfully translating our laboratory observations with TH-302 to the clinic as well as to identify, discover and develop novel therapies for the treatment of cancer.

Manufacturing and Supply

The production of TH-302 employs small molecule organic chemistry procedures that are standard for the pharmaceutical industry. We currently rely on contract manufacturers for the manufacture of active pharmaceutical ingredient (“API”), and final drug product of TH-302. We intend to continue to use our financial resources to accelerate the development of our product candidates rather than diverting resources to establish our own manufacturing facilities.

We are currently using contract manufacturers to manufacture TH-302 API and TH-302 drug product. We have scheduled manufacturing to meet our clinical supply needs for 2011. We based our estimates for the amount of drug we will need on assumptions about trial enrollment and trial dose levels. If we are not successful in manufacturing sufficient quantities of TH-302 API and drug product or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our TH-302 clinical program.

We will need to enter into additional agreements for more supplies of each of our product candidates to complete clinical development and/or commercialize them. These products will need to satisfy all cGMP manufacturing requirements, including passing product specifications. Our inability to satisfy these requirements could delay our clinical programs.

During the years ended December 31, 2010, 2009 and 2008, we spent $18.9 million, $15.8 million and $13.4 million, respectively, on research and development, including product development, discovery research and contract manufacturing activities.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of December 31, 2010, we owned or held exclusive license to United States, Patent Cooperation Treaty (“PCT”) applications, and foreign patents and patent applications relating to our research and development programs.

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

Each cancer indication for which we are developing products has a number of established medical therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing cancer development programs, including traditional therapies and therapies with novel mechanisms of action. Our TH-302 product candidate for targeting the tumor hypoxia may eventually compete with other companies who are developing or were developing drugs that target tumor hypoxia such as

Proacta Incorporated. A number of biotechnology and pharmaceutical companies are marketing and/or developing cancer therapeutics competing in prostate, lung, pancreatic, melanoma and soft tissue sarcoma. Such companies include: AstraZeneca PLC, Genentech, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline plc, Bayer Pharmaceuticals, Hoffmann-LaRoche, Inc., Infinity Pharmaceuticals, Johnson & Johnson, Onyx Pharmaceuticals, Inc., Merck KGaA, Novartis AG, Pfizer, Inc., Amgen Inc., Clovis Oncology, ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Telik, Inc., Sanofi-Aventis U.S., Sunesis Pharmaceuticals, Inc., Plexxikon Inc., Celgene Corporation, Abraxis Bioscience Inc., ARIAD Pharmaceuticals, Inc. and ZIOPHARM Oncology, Inc.

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

Special Protocol Assessments

A clinical trial sponsor may submit a request for a special protocol assessment (SPA) from the FDA. Under the SPA procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified after a Phase 3 clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. The FDA, however, may make an approval decision based on a number of factors, including the degree of clinical benefit, and the FDA is not obligated to approve an NDA as a result of an SPA, even if the clinical outcome is positive.

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

Employees

As of December 31, 2010, we had 36 full-time employees, including 14 who hold Ph.D. and/or M.D. degrees. Twenty nine of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

We have focused our development activities on TH-302 and we do not presently have other compounds in clinical development. The failure of TH-302 to achieve successful clinical trial endpoints, delays in clinical or development of TH-302, unanticipated adverse side effects related to TH-302 or any other adverse developments or information related to TH-302 would significantly harm our business and the value of our common stock.

Although we obtained a special protocol assessment for TH-302 for soft tissue sarcoma, a special protocol assessment does not guarantee any particular outcome from regulatory review, including any regulatory approval.

We have obtained a special protocol assessment, or SPA, for the registration trial for TH-302 for the treatment of soft tissue sarcoma in the United States. The SPA process allows for Food and Drug Administration, or FDA, evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

Additionally, an SPA may be changed only with written agreement of the FDA and sponsor, and any further changes we may propose to the protocol will remain subject to the FDA’s approval. The FDA may not agree to any such amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.

Pre-clinical studies and Phase 1 or 2 clinical trials of TH-302 may not predict the results of subsequent human clinical trials.

Pre-clinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of TH-302 for the treatment of different types of cancer may not accurately predict the ability of TH-302 to treat cancer effectively in humans. TH-302 may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our drug candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Our initial results from clinical trials of

TH-302 in Phase 1 and Phase 2 clinical trials may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Anti-tumor drugs being developed by us, including TH-302, are expected to have undesirable side effects. For example, in clinical trials of TH-302, some patients have exhibited skin and/or mucosal toxicities that have in some cases caused patients to stop or delay therapy. The extent, severity and clinical significance of these or other undesirable side effects may not be apparent initially and may be discovered or become more significant during drug development or even post-approval. These expected side effects or other side effects identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved.

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

Moreover, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan drug indication. Even if we obtain orphan drug designation, if a competitor obtains regulatory approval for TH-302 for the same indication we are targeting before we do, we would be blocked from obtaining approval for that indication for seven years, unless our product is a new formulation of the drug that has shown superior safety or efficacy, or the competitor is unable to supply sufficient quantities.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2010, we had a net loss of $18.7 million and our cumulative net loss since our inception through December 31, 2010 was $226.5 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2010, along with net proceeds from our at market issuances and March 2011 offering will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete existing clinical trials, start new trials, or to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend, in part on our clinical and regulatory events, entry into collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, we may have to delay, reduce the scope of or eliminate some of our research and development, which could delay the time to market for any of our product candidates, if adequate funds are not available.

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

As of December 31, 2010, we had 36 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We expect to have sufficient TH-302 API and drug product to meet the clinical supply demands of our clinical trials for the next 12 months. Additional clinical trial material continues to be manufactured as required. We have ordered additional API and drug product; however, we will need to obtain additional supplies of TH-302 API and drug product to complete any other additional trials. The need for additional supplies may require manufacturing process improvements in TH-302 API and drug product. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

We are dependent on patents and proprietary technology. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer.

Our commercial success will depend in part on our ability to obtain and maintain patent protection sufficient to prevent others from marketing our product candidates, as well as to defend and enforce these patents against infringement and to operate without infringing the proprietary rights of others. We will only be able to protect our product candidates from unauthorized use by third parties to the extent that valid and enforceable patents cover our product candidates or their manufacture or use if they are effectively protected by trade secrets. If our patent applications do not result in issued patents, or if our patents are found to be invalid, we will lose the ability to exclude others from making, using or selling the inventions claimed therein. We have a limited number of patents and pending patent applications.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•

we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents, and we may have to participate in expensive and protracted interference proceedings to determine priority of invention;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative product candidates or duplicate any of our product candidates;

•	our pending patent applications may not result in issued patents;

•	our issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;

•	others may design around our patent claims to produce competitive products that fall outside the scope of our patents;

•	we may not develop additional patentable proprietary technologies related to our product candidates; or

•	the patents of others may prevent us from marketing one or more of our product candidates for one or more indications that may be valuable to our business strategy.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis, AstraZeneca PLC, Genentech, Inc., Bayer Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar ®, marketed by Pfizer, Inc., Erbitux ®, marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere ®, marketed by sanofi-aventis, DTIC-Dome ®, marketed by Bayer Pharmaceuticals Corporation, Xeloda ®, marketed by Hoffmann-LaRoche, Inc., Avastin ®, marketed by Genentech, Inc., Nexavar ®, marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ®, marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva ® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Novacea has conducted studies on AQ4N and sanofi-aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Novacea has stopped current clinical development of AQ4N and sanofi-aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of either compound. Celgene Corporation is conducting clinical trials of Abraxene® as a combination therapy for first-line treatment of pancreatic cancer. ZIOPHARM Oncology Inc. is conducting clinical trials of a compound as a combination therapy for first-line treatment of advanced soft tissue sarcoma.

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

On October 5, 2009, we issued outstanding warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. In addition, on August 29, 2008, we issued outstanding warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could happen, for example, in connection with sales of stock under our at market issuance sales agreement dated October 29, 2010), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

As of December 31, 2010, our officers, directors and other affiliates beneficially owned in excess of 30.4% of our common stock, assuming the full exercise of all outstanding warrants. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

We have never paid dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We subleased approximately 33,700 square feet of laboratory and office space in Redwood City, California under an agreement that originally terminated in February 2010. On February 3, 2006, we entered into a lease for additional 34,205 square feet of office space at our Redwood City headquarters and extended the original lease for the 33,700 square feet, both of which terminate in September 2011. We lease an additional 6,489 square feet of laboratory space in Redwood City, California under an agreement that originally terminated on February 2010. On November 17, 2009, we extended the term of the lease agreement to expire in August 2012. We believe these facilities are suitable and adequate for our current needs and that adequate facilities will be available to support our needs following termination of our existing leases.

ITEM 3.	LEGAL PROCEEDINGS

Except as previously disclosed in our quarterly report on Form 10-Q for the quarter ending June 30, 2010, which we filed with the SEC on August 5, 2010, we are not a party to any material legal proceedings.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended December 31, 2010:
First Quarter	$2.43	$1.65
Second Quarter	$2.15	$1.20
Third Quarter	$1.83	$0.98
Fourth Quarter	$1.48	$1.07

Year Ended December 31, 2009:
First Quarter	$1.54	$0.53
Second Quarter	$2.57	$1.17
Third Quarter	$2.08	$1.10
Fourth Quarter	$3.87	$1.70

We estimate that there were approximately 103 holders of record of our common stock as of March 16, 2011.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

None

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2010:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)(2)
Equity compensation plans approved by stockholders	2,745,918	$1.36	1,150,178
Equity compensation plans not approved by stockholders	—	—	—

Total	2,745,918	$1.36	1,150,178

(1)	Includes 384,330 shares of common stock issuable under our 2004 Employee Stock Purchase Plan.
(2)	On January 1, 2011, and annually thereafter, the authorized shares for the 2004 Equity Incentive Plan will automatically be increased by a number of shares equal to the lesser of:
•	5% of the number of our shares issued and outstanding prior to the preceding December 31;
•	1,250,000 shares; or
•	an amount determined by our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

We are a development stage company. The following selected statement of operations data for the years ended December 31, 2010, 2009 and 2008 and balance sheet data as of December 31, 2010 and 2009 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected statement of operations data for years ended December 31, 2007 and 2006, and balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read together with our financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock and net loss per common share have been retroactively adjusted to reflect the reverse split.

As discussed in Note 9 in Item 8 “Financial Statements and Supplementary Data”, on January 1, 2006, we began accounting for stock options and stock purchase rights under a fair value method and accounting of stock-based compensation expense in our consolidated financial statements over the requisite service period.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Revenue	$—	$—	$1,440	$1,436	$1,461

Operating expenses:
Research and development (1)	18,937	15,844	13,440	23,375	46,267
General and administrative (1)	4,971	5,480	6,734	10,411	14,453

Total operating expenses	23,908	21,324	20,174	33,786	60,720

Loss from operations	(23,908)	(21,324)	(18,734)	(32,350)	(59,259)
Interest income (expense), net	60	(13)	442	1,686	3,573
Other income (expense), net	5,166	(2,311)	—	—	—

Net loss attributable to common stockholders	(18,682)	(23,648)	(18,292)	(30,664)	(55,686)

Net loss per common share:
Basic and diluted	$(0.56)	$(1.21)	$(1.97)	$(4.97)	$(9.20)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	33,654	19,594	9,275	6,176	6,056

(1) Includes employee and non-employee non-cash stock-based compensation of:
Research and development	$381	$1,003	$1,504	$2,413	$5,008
General and administrative	$422	$1,208	$1,748	$3,496	$5,141

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$14,699	$37,315	$22,337	$22,693	$52,810
Working capital	12,129	34,783	20,292	17,884	43,698
Total assets	16,204	48,685	24,531	25,814	57,034
Notes payable, less current portion	—	—	—	337	1,247
Total liabilities	11,261	26,028	3,117	6,227	12,796
Redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit)	4,943	22,657	21,414	19,587	44,238

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors as novel treatments for patients living with cancer. The microenvironment of solid tumors is characterized by, among other things, hypoxia or lack of oxygen as a consequence of disordered blood vessel growth. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of patients with solid tumors and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our hypoxia activated prodrug (“HAP”) product candidates, including TH-302 are designed to specifically target the hypoxic microenvironment of tumors by selective activation of the prodrug to release a potent cytotoxin.

Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on one product candidate for which we have exclusive worldwide marketing rights. TH-302, which we discovered, is our lead product candidate for the potential treatment of patients with cancer. It is a novel drug candidate that is activated under severe hypoxic conditions that are believed to be present in all solid tumors. TH-302 is currently in Phase 1, Phase 1/2 and Phase 2 clinical trials. In June 2010, we reported updated top-line results from the Phase 1 monotherapy trial of TH-302 including updated data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We also reported updated top-line interim results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302 and in patients with soft tissue sarcoma treated with doxorubicin plus TH-302. In October 2010, we reported updated top-line results from our Phase 1/2 combination therapy trial, including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302. We reported updated top-line results from the Phase 1 monotherapy and Phase 1/2 combination therapy trials in the fourth quarter of 2010, including updated data in patients with soft tissue sarcoma treated with doxorubicin plus TH-302. We also initiated two clinical studies in the second quarter of 2010: a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias and a randomized, controlled Phase 2 trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer. We reported top-line results from the Phase 1 open label clinical trial in advanced leukemias in the fourth quarter of 2010 and expect to report updated top line results in the second half of 2011. We also expect to report top line efficacy analysis results from the randomized Phase 2 trial at the end of 2011. We have reached agreement with the FDA on the design and planned analysis of pivotal Phase 3 trial in patients with soft tissue sarcoma. As part of the Special Protocol Assessment (SPA) submission, the FDA has agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We expect to initiate the pivotal Phase 3 trial in the middle of 2011.

We are working to broaden the applicability of TH-302 to other cancers as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1 million. As of December 31, 2010 we had cash, cash equivalents and marketable securities of $14.7 million. Our net loss for the year ended December 31, 2010 was $18.7 million, and our cumulative net loss since our inception through December 31, 2010 was $226.5 million. In February and March 2011, we raised net proceeds of $1.8 million through the sale of common stock pursuant to our at market issuance facility. In March 2011, we completed an offering of common stock and warrants that raised net proceeds of approximately $27.8 million, which includes underwriter discounts and estimated offering costs.

We expect to continue to devote substantial resources to research and development in future periods as we execute our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to be higher in 2011 compared to 2010 due to the continued execution of existing clinical trials and initiation of new clinical trials. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2010, along with net proceeds from our at market issuances and March 2011 offering will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete existing clinical trials and initiate new trials in 2011. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

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

Research and Development Expenses

Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. We recognize expenses as they are incurred. Our accruals for expenses associated with preclinical and clinical studies and contracts associated with clinical materials are based upon the terms of the service contracts, the amount of services provided and the status of the activities. We expect annual research and development expenses will increase in the future as we progress with larger clinical trials. From inception through December 31, 2010, we incurred an aggregate of $178.6 million on research and development expenses, including non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, finance, patent, accounting and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not staff or only partially staff, including public relations, market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs. From inception through December 31, 2010, we incurred an aggregate of $63.5 million on general and administrative expenses, including non-cash stock-based compensation expense.

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

Results of Operations for the Years Ended December 31, 2010 and 2009

Revenue

For the years ended December 31, 2010 and 2009, no revenue was recognized.

Research and Development

Research and development expenses were $18.9 million for the year ended December 31, 2010, compared to $15.8 million for the year ended December 31, 2009. The $3.1 million increase in expenses is due to a $3.6 million increase in clinical and development expenses, $0.6 million in higher staffing expenses and $0.1 million in higher consulting expenses. These increases were partially offset by a $0.5 million cash grant and a $0.2 million decrease in facilities expenses. In addition, stock-based compensation expense decreased by $0.6 million primarily due to lower valuations for 2010 stock option grants resulting from a lower stock price.

Research and development expenses by project (in thousands)	Years ended December 31,
	2010	2009	2008
TH-302	$16,159	$11,086	$6,876
Glufosfamide	—	246	1,976
2DG*	—	197	414
Discovery research	2,778	4,315	4,174

Total research and development expenses	$18,937	$15,844	$13,440

*	We discontinued development activities for 2DG in 2009.

Research and development expenses associated with our internally discovered compound TH-302 were $16.2 million for 2010 and $11.1 million for 2009. The increase of $5.1 million was primarily due to $3.8 million in clinical and manufacturing expenses, $1.0 million in employee related expenses and $0.3 million in consulting expenses. TH-302 continues to progress through the 401 trial, the 402 trial and the 403 trial. Enrollment in the 401 and the 402 trials was completed in the second quarter of 2010. The 403 trial was expanded and is expected to continue to enroll patients. In addition, in June 2010 the Company initiated a Phase 2 randomized controlled combination therapy clinical trial in patients with first-line pancreatic cancer and a Phase 1 monotherapy clinical trial in patients with advanced leukemias.

Discovery research and development expenses were $2.8 million for 2010 compared to $4.3 million for 2009. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

Due to our exclusive licensing development and commercialization of glufosfamide to Eleison Pharmaceutical, Inc. in October 2009, we did not incur significant research and development expenses associated with glufosfamide for 2010. We incurred no significant expenses related to 2DG for the 2010 as we are not currently planning or conducting further additional clinical trials of 2DG.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2011 compared to 2010 due to the continued execution of existing clinical trials and start of new clinical trials.

General and Administrative

General and administrative expenses were $5.0 million for 2010, compared to $5.5 million for 2009. The $0.5 million decrease reflects a $0.8 million decrease in stock-based compensation, partially offset by $0.3 million in higher staffing and facilities expenses.

We currently expect our general and administrative expenses to remain approximately the same or to slightly increase in 2011 compared to 2010.

Interest Income (Expense), Net

Interest income (expense) net for 2010 was $0.1 million of interest income compared to $13,000 of net interest expense for 2009. The increase in net interest income was primarily due to the $0.1 million in interest expense related to notes payable that were repaid in 2009.

Other Income (Expense)

Other income (expense) for 2010 was non-cash income of $5.2 million compared to non-cash expense of $2.3 million, for 2009. The non cash income for 2010 compared to the non cash expense for 2009 was due to the decline during 2010 in the fair value of outstanding warrants to purchase 10.9 million shares of common stock warrants. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

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

Research and development expenses associated with 2DG were $0.2 million for 2009 and $0.4 million for 2008, as we completed enrollment of our 2DG Phase 1 trial in second quarter of 2008 and announced results in third quarter of 2008. We are not currently planning or conducting any additional clinical trials of 2DG. Discovery research and development expenses were $4.3 million for 2009 and $4.2 million for 2008.

General and Administrative

General and administrative expenses were $5.5 million for 2009, compared to $6.7 million for 2008. The $1.2 million decrease reflects $0.5 million decrease in stock-based compensation, $0.4 million in lower staffing and facilities expense and $0.3 million in lower consulting expenses.

Interest Income (Expense), Net

Interest income (expense) net for 2009 was a net interest expense of $13,000 compared to net interest income of $0.4 million for 2008. The change was primarily due to lower invested cash, cash equivalents and marketable securities balances and lower interest rates during 2009 compared to the prior year.

Other Income (Expense)

Interest and other expense for the years ended December 31, 2009 was $2.3 million. There was no other income (expense) for 2008. The expense in 2009 was due to the revaluation of our warrant liability, which resulted in a charge of $2.3 million.

Liquidity and Capital Resources

We have incurred net losses since inception through December 31, 2010 of $226.5 million. We have not generated any product revenues and do not expect to generate revenue from the sale of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through the private placement of our preferred stock. In February 2005, we completed our initial public offering of 1.0 million shares of our common stock (split adjusted), raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1.1 million shares of our common stock (split adjusted) for net proceeds of $62.4 million. In August 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock for a purchase price equal to $2.04 per share and warrants exercisable for a total of 3,588,221 shares of our common stock with an exercise price equal to $2.34 per share (subject to adjustment). As a result of our October 2009 offering, the exercise price of the warrants exercisable for a total of 3,588,221 shares of common stock was reduced to $1.86 per share pursuant to the terms of such warrants. Net proceeds generated from the offering were $16.8 million.

In October 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock for a purchase price equal to $1.86 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate gross proceeds equal to $35.0 million in connection with the offering. The warrants had an exercise price equal to $2.23 per share (subject to adjustment). As a result of our March 2011 offering, the exercise price of the warrants exercisable for a total of 7,329,819 shares of common stock was reduced to $2.05 per share pursuant to the terms of such warrants. Net proceeds generated from the offering were $33.1 million.

In February and March 2011, we sold 717,132 shares of our common stock at an average price of $2.83 pursuant to our at market issuance facility, for net proceeds of $1.8 million.

In March 2011, we sold to certain investors an aggregate of 14,313,081 shares of our common stock for a purchase price equal to $2.05 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of 5,725,227 shares of our common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. The warrants have an exercise price equal to $2.46 per share. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and estimated offering costs.

In August 2008, our board of directors approved a 1-for-6 reverse split of our common stock, effective August 20, 2008. Accordingly, all references to common shares of stock have been retroactively adjusted to reflect the reverse split.

We had cash, cash equivalents and marketable securities of $14.7 million and $37.3 million at December 31, 2010 and 2009, respectively.

Net cash used in operating activities for the years ended December 31, 2010, 2009 and 2008 was $22.4 million, $17.8 million and $16.3 million, respectively. For the year ended December 31, 2010, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense and depreciation and amortization expenses, as well as an increase in accrued clinical development expenses, partially offset by revaluation of warrant liability. For the year ended December 31, 2009, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense, revaluation of warrant liability and depreciation and amortization expenses, as well as an increase in accrued clinical development expenses. For the year ended December 31, 2008, cash used in operations was attributable to the net loss for the year after adding back non-cash charges for stock-based compensation expense and depreciation and amortization expenses, offset by a decrease in accrued liabilities and a decrease in deferred revenue.

Net cash provided by investing activities for the year ended December 31, 2010 was $22.1 million, primarily due to proceeds from sales and maturities of marketable securities of $37.4 million, offset by purchases of investments of $15.2 million. Net cash used in investing activities for the year ended December 31, 2009 was $21.5 million, primarily due to purchases of marketable securities of $35.0 million, offset by proceeds from sales and maturities of investments of $13.5 million. Net cash provided by investing activities for the year ended December 31, 2008 was $4.4 million, primarily due to proceeds from sales and maturities of investments of $13.7 million, offset by purchases of marketable securities of $9.2 million.

Net cash provided by financing activities was $6,000 for the year ended December 31, 2010, due to proceeds from the sale of stock under our equity incentive plans, partially offset by deferred offering costs. Net cash provided by financing activities was $32.7 million for the year ended December 31, 2009, reflecting the $33.1 million net proceeds from the sale of our common stock in October 2009, offset by repayments of notes payable totaling $0.3 for the year. Net cash provided by financing activities was $15.9 million for the year ended December 31, 2008, reflecting the $16.8 million net proceeds from the sale of our common stock in August 2008, offset by repayments of notes payable totaling $0.9 for the year. We expect 2011 cash requirements to be in the range of $27.0 million to $29.0 million.

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2010, along with net proceeds from our at market issuances and March 2011 offering will be sufficient to fund our projected operating requirements into the third quarter of 2012 including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete clinical trials that we started in 2010.

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

In addition, our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market and our compliance with continued listing requirements. If we are unable to secure additional financing on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is uncertainty regarding our continued existence.

Obligations and Commitments

In March 2003, we entered into a loan and security agreement with a financial institution to borrow up to $1.0 million for working capital and equipment purchases. As of December 31, 2004, we had borrowed the full amount under this facility. At December 31, 2007, all borrowing under this facility had been fully repaid. In April 2006, we amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility was determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. We borrowed $2.6 million under this facility, which was repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At June 30, 2009, borrowings under this facility were paid in full.

In August 2004, we entered into a noncancelable facilities sublease agreement that expired on February 28, 2010 for our headquarters in Redwood City, California. In February 2006, we entered into a lease for an additional 34,205 square feet of office space and extended the lease term for the existing space located at our headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and began on March 1, 2010 with respect to the square footage previously leased under our August 2004 sublease agreement. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires us to pay certain taxes, assessments, fees and other costs and expenses associated with the premises as well as a customary management fee. We are also responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, we furnished a letter of credit to the landlord for approximately $0.5 million.

On April 1, 2005, we entered into a noncancelable facilities lease agreement that originally expired on February 28, 2010 for an additional 6,489 square feet of laboratory space in Redwood City, California. On November 17, 2009, we extended the term of the lease agreement to expire in August 2012.

Our major outstanding contractual obligations consist of amounts due under our financing and lease agreements, and purchase commitments. Contractual obligations and related scheduled payments as of December 31, 2010, are as follows (in thousands):

	Within one year	One to three years	Four to five years		After five years	Total
Facilities sublease and lease	$1,284	$106	$		$—	$1,390
Purchase commitments	1,922	—		—	—	1,922

Total	$3,206	$106	$		$—	$3,312

At Market Issuance Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of December 31, 2010 we had not sold any stock pursuant to the sales agreement. In February and March 2011, we sold 717,132 shares of our common stock at an average price of $2.83 pursuant to the sales agreement. Net proceeds from the sale of stock were $1.8 million. The sale of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. On March 11, 2011, we filed a prospectus supplement reducing the amount of securities for sale under our shelf registration statement pursuant to the sales agreement. The maximum aggregate gross proceeds from potential future sales of common stock under our existing shelf registration statement are $3.8 million.

License and Development Agreements

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

Off-Balance Sheet Arrangements

As of December 31, 2010, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

We incurred net operating losses for the years ended December 31, 2010, 2009 and 2008 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2010, we had accumulated approximately $65 million in both federal and state net operating loss carryforwards to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2022 and 2014 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2010, we had research credit carryforwards of approximately $0.9 million and $3.2 million for federal California state income tax purposes, respectively. If not utilized the federal carryforward will expire in 2030. During the year ended December 31, 2009, the Company wrote down its deferred tax assets related to net operating loss carryforwards and tax credits that are expected to expire before utilization due to the annual limitation.

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

Stock-Based Compensation

We account for stock options and stock purchase rights related to our equity incentive plans under the provisions of ASC 718 which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718 including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, “Equity.” As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock, as the underlying equity instruments vest. The two factors which most affect these changes are the price of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of the stock price. If our estimates of the fair value of these equity instruments change, it would have the effect of changing compensation expenses.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our short-term investments primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Accounting for Income Taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance to reduce our deferred tax assets, as based on available objective evidence; it is more likely than not that the deferred tax assets will not be realized. In the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would result in an income tax benefit in the period such determination is made.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition —Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. Adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We do not expect that this update will have a material impact on our condensed consolidated financial statements.

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Threshold Pharmaceuticals, Inc.

(a development stage enterprise)

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 present fairly, in all material respects, the financial position of Threshold Pharmaceuticals, Inc. and its subsidiary (the “Company”) (a development stage enterprise) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 and cumulatively for the period from October 17, 2001 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for common stock warrants effective January 1, 2009.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 24, 2011

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,691	$8,934
Marketable securities	6,008	28,381
Prepaid expenses and other current assets	473	10,342
Restricted cash	471	—

Total current assets	15,643	47,657
Property and equipment, net	271	505
Restricted cash	—	483
Other assets	290	40

Total assets	$16,204	$48,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252	$284
Accrued clinical and development expenses	2,439	1,618
Accrued liabilities	823	10,972

Total current liabilities	3,514	12,874
Warrant liability	7,499	12,665
Deferred rent	248	489

Total liabilities	11,261	26,028

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 and 50,000,000 shares at December 31, 2010 and 2009, respectively; Issued and outstanding: 33,702,242 and 33,563,670 shares at December 31, 2010 and 2009, respectively.	34	33
Additional paid-in capital	231,383	230,441
Accumulated other comprehensive (loss) income	1	(24)
Deficit accumulated during the development stage	(226,475)	(207,793)

Total stockholders’ equity	4,943	22,657

Total liabilities and stockholders’ equity	$16,204	$48,685

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2010
	2010	2009	2008
Revenue	$—	$—	$1,440	$5,027

Operating expenses:
Research and development	18,937	15,844	13,440	178,647
General and administrative	4,971	5,480	6,734	63,497

Total operating expenses	23,908	21,324	20,174	242,144

Loss from operations	(23,908)	(21,324)	(18,734)	(237,117)
Interest income (expense), net	60	(13)	442	8,319
Other income (expense), net	5,166	(2,311)	—	2,855

Net loss	(18,682)	(23,648)	(18,292)	(225,943)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(40,862)

Net loss attributable to common stockholders	$(18,682)	$(23,648)	$(18,292)	$(266,805)

Net loss per common share:
Basic and diluted	$(0.56)	$(1.21)	$(1.97)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	33,654	19,594	9,275

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2010

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

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2010

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2010

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Amortization of deferred stock-based compensation	—	—	—	2,837	—	—	2,837
Stock-based compensation	—	—	3,072	—	—	—	3,072
Repurchase of unvested common stock	(16,410)	—	(34)	—	—	—	(34)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(30,664)	(30,664)

Comprehensive loss							(30,654)

Balances, December 31, 2007	6,228,056	6	185,733	(834)	3	(165,321)	19,587
Issuance of common stock and warrants to certain investors, net of issuance costs of $1.5 million	8,970,574	9	16,812	—	—	—	16,821
Issuance of common stock pursuant to stock plans	15,461	—	30	—	—	—	30
Amortization of deferred stock-based compensation	—	—	—	828	—	—	828
Stock-based compensation	—	—	2,424	—	—	—	2,424
Repurchase of unvested common stock	(47)	—	—	—	—	—	—
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(18,292)	(18,292)

Comprehensive loss							(18,276)

Balances, December 31, 2008	15,214,044	15	204,999	(6)	19	(183,613)	21,414
Issuance of common stock to certain investors, net of issuance costs of $1.9 million	18,324,599	18	23,210	—	—	—	23,228
Issuance of common stock pursuant to stock plans	25,027	—	27	—	—	—	27
Amortization of deferred stock-based compensation	—	—	—	6	—	—	6
Stock-based compensation	—	—	2,205	—	—	—	2,205
Cumulative effect of change in accounting principle	—	—	—	—	—	(532)	(532)
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	(23,648)	(23,648)

Comprehensive loss							(23,691)

Balances, December 31, 2009	33,563,670	$33	$230,441	$—	$(24)	$(207,793)	$22,657
Issuance of common stock pursuant to stock plans	138,572	1	139	—	—	—	140
Stock-based compensation	—	—	803	—	—	—	803
Components of other comprehensive income (loss):
Change in unrealized gain on marketable securities	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	(18,682)	(18,682)

Comprehensive loss							(18,657)

Balances, December 31, 2010	33,702,242	$34	$231,383	$—	$1	$(226,475)	$4,943

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2010
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(18,682)	$(23,648)	$(18,292)	$(225,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509	597	935	4,836
Stock-based compensation expense	803	2,211	3,252	38,808
Change in common stock warrant value	(5,166)	2,311	—	(2,855)
Amortization of debt issuance costs	—	—	—	44
(Gain) loss on sale of investments, property and equipment	—	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(247)	161	(2)	(629)
Accounts payable	(32)	(556)	(182)	252
Accrued clinical and development expenses	821	1,074	(696)	2,439
Accrued liabilities	(149)	130	125	823
Deferred rent	(241)	(65)	(11)	248
Deferred revenue	—	—	(1,437)	—

Net cash used in operating activities	(22,384)	(17,785)	(16,308)	(182,004)

Cash flows from investing activities:
Acquisition of property and equipment	(108)	(22)	(30)	(5,096)
Acquisition of marketable securities	(15,223)	(34,961)	(9,242)	(195,793)
Proceeds from sales and maturities of marketable securities	37,454	13,496	13,700	189,802
Restricted cash	12	—	—	(471)

Net cash provided by (used in) investing activities	22,135	(21,487)	4,428	(11,558)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	140	33,077	16,851	152,548
Deferred offering costs	(134)	—	—	(134)
Proceeds from issuance of notes payable	—	—	—	3,616
Repayment of notes payable	—	(337)	(909)	(3,616)

Net cash provided by (used in) financing activities	6	32,740	15,942	202,253

Net increase (decrease) in cash and cash equivalents	(243)	(6,532)	4,062	8,691
Cash and cash equivalents, beginning of period	8,934	15,466	11,404	—

Cash and cash equivalents, end of period	$8,691	$8,934	$15,466	$8,691

Supplemental disclosures:
Cash paid for interest	$—	$110	$61	$560

Non-cash investing and financing activities:
Cumulative change in accounting principle	$—	$532	$—	$532

Deferred stock-based compensation	$—	$—	$—	$19,511

Conversion of redeemable convertible preferred stock	$—	$—	$—	$49,839

Change in unrealized gain (loss) in marketable securities	$25	$(43)	$16	$1

Fair value of redeemable convertible preferred stock warrant	$—	$—	$—	$44

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$—	$40,862

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

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2010, there has been no financial activity related to this entity.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At December 31, 2010, the Company had an accumulated deficit of $226.5 million. The Company continues to incur substantial losses and cash outflows from operations since December 31, 2010 and management believes that it will continue to do so for the foreseeable future. In February and March 2011, the Company sold an aggregate of 717,132 shares of common stock under the Company’s At Market Issuance Sales Agreement for net proceeds of $1.8 million. On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price equal $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and estimated offering costs.

The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if such adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing for the amounts required to execute the Company’s business plans and on the terms acceptable to the Company.

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

Reclassifications

Certain amounts in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less on the date of purchase, to be cash equivalents. All cash and cash equivalents are held in the United States of America in financial institutions or money market funds, which are unrestricted as to withdrawal or use.

Restricted Cash

Restricted cash represents one certificate of deposit held at a financial institution that serves as collateral for the Company’s facility lease agreement.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Estimated fair values for marketable securities, which are separately disclosed in Note 3, are based on market prices for the same or similar instruments. The carrying amount of the common stock warrant liability represents its estimated fair value.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents and marketable securities. The Company invests in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate and municipal bonds, United States Treasury and agency securities. The Company is exposed to credit risk in the event of default by the financial institutions for amounts in excess of Federal Deposit Insurance Corporation insured limits. The Company performs periodic evaluations of the relative credit standings of these financial institutions, and by policy, limits the amount of credit exposure with any one financial institution or commercial issuer.

Any products developed by the Company will require approval from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary approvals. If the Company is denied such approvals or such approvals are delayed, it could have a material adverse effect on the Company.

The Company has one drug candidate in development, which has not received regulatory approval. To achieve profitable operations, the Company must successfully develop, test, manufacture and market its products. There can be no assurance that any such products can be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect on the Company’s future financial results.

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

Impairment of Long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. As of December 31, 2010, the Company has not incurred any such impairment losses.

Related Parties

The Company’s offering of common stock and warrants, on March 16, 2011, included 952,380 shares of common stock and warrants exercisable for a total of 380,952 shares of common stock sold to entities affiliated with Sutter Hill Ventures (“Sutter Hill”). Jeffrey W. Bird, member of the Company’s board of directors, is a managing member of Sutter Hill. Also as part of this offering, certain members of the Company’s management team purchased 340,472 shares and received warrants to purchase 136,186 shares of common stock.

The Company’s offering of common stock and warrants, on October 5, 2009, included 1,570,980 shares of common stock and warrants exercisable for a total of 628,264 shares of common stock sold to entities affiliated with Sutter Hill, and 1,047,120 shares of common stock and warrants exercisable for a total of 418,847 shares of common stock sold to entities affiliated with Three Arch Management III, L.L.C. (“Three Arch”). Jeffrey W. Bird and Wilfred E. Jager, members of the Company’s board of directors, are managing members of Sutter Hill and Three Arch, respectively. Also as part of this offering, certain members of the Company’s management team purchased 248,690 shares and received warrants to purchase 99,475 shares of common stock.

The Company’s offering of common stock and warrants, on August 29, 2008, included 980,391 shares of common stock and warrants exercisable for a total of 392,156 shares of common stock sold to entities affiliated with Three Arch. In addition included in the offering were 2,941,173 shares of common stock and warrants exercisable for a total of 1,176, 464 shares of common stock sold to entities affiliated with Sutter Hill. Also as part of this offering, certain members of the Company’s management team purchased 245,095 shares and received warrants to purchase 98,038 shares of common stock.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC 605, “Revenue Recognition”. In connection with the Company’s agreement with MediBIC Co. Ltd. (“MediBIC”), the Company recognizes revenue from the non-refundable, upfront payment ratably over the term of its performance under the agreement. The upfront payment received, pending recognition as revenue, is recorded as deferred revenue and classified as a short-term or long-term liability on the consolidated balance sheet to be recognized over the period of deferral. Revenue was fully recognized on a straight-line basis through 2008, the development period. In 2009, the Company had no responsibilities for development activities and in May 2009, the Company dissolved the Joint Development Committee (“JDC”) comprising MediBIC and the Company.

Research and Development expenses

Research and development expenses are charged to research and development expense as incurred. Research and development expenses consist of salaries and benefits, laboratory supplies, consulting fees and fees paid to third party contract research and manufacturing organizations.

Preclinical and Clinical Trial Accruals

The Company’s preclinical and clinical trials are performed by third party contract research organizations (CROs) and/or clinical investigators, and clinical supplies are manufactured by contract manufacturing organizations (CMOs). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies, and may not match the actual services performed by the organizations. This could result in adjustments to the Company’s research and development expenses in future periods. To date the Company has had no significant adjustments.

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

Stock-Based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” which requires measurement of all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. See Note 9 “Equity Incentive Plans and Stock Based Compensation” for further discussion.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, “Equity,” which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method. This ASU provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted, and applies to milestones achieved on or after that time. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company does not expect that this update will have a material impact on its condensed consolidated financial statements.

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

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net loss attributable to common stockholders	$(18,682)	$(23,648)	$(18,292)

Denominator:
Weighted-average number of common shares outstanding	33,654	19,594	9,285
Less: Weighted-average shares subject to repurchase	—	—	(10)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	(33,654)	19,594	9,275

Basic and diluted net loss per common share	$(0.56)	$(1.21)	$(1.97)

The following warrants, outstanding options, common stock subject to repurchase and purchase rights under the Company’s ESPP were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2010	2009	2008
Warrants to purchase common stock	10,918	10,918	3,588
Options to purchase common stock	2,746	936	617
Common stock subject to repurchase	—	—	—
Shares issuable related to the ESPP	61	50	8

NOTE 3—FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s short-term investments primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of December 31, 2010:

	Fair Value as of December 31, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,627	$4,627	$—	$—
Certificates of deposit	245	—	245	—
Corporate bonds	1,663	—	1,663	—
Government securities	3,202	—	3,202	—
Commercial paper	4,865	—	4,865	—

Total cash equivalents and marketable securities	$14,602	$4,627	$9,975	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2010 and 2009:

As of December 31, 2010 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,627	$—	$—	$4,627
Certificates of deposit	245	—	—	245
Corporate bonds	1,662	1	—	1,663
Government securities	3,202	—	—	3,202
Commercial paper	4,865	—	—	4,865

	14,601	1	—	14,602
Less cash equivalents	(8,594)	—	—	(8,594)

Total marketable securities	$6,007	$1	$—	$6,008

As of December 31, 2009 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$7,759	$—	$—	$7,759
Certificates of deposit	12,528	—	(14)	12,514
Corporate bonds	1,281	1	(2)	1,280
Government securities	9,401	—	(9)	9,392
Commercial paper	6,195	—	—	6,195

	37,164	1	(25)	37,140
Less cash equivalents	(8,759)	—	—	(8,759)

Total marketable securities	$28,405	$1	$(25)	$28,381

There were no realized gains or losses in 2010 and 2009.

As of December 31, 2010, weighted average days to maturity for the Company’s available for sale securities was 45 days, with the longest maturity being June 2011.

As of December 31, 2010, there were no marketable securities with unrealized losses.

The Company determined the fair value of the liability associated with its warrants to purchase 10.9 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 8— Stockholders’ Equity.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2010	2009
Computer and office equipment	$875	$866
Laboratory equipment	1,368	1,276
Leasehold improvements	2,802	2,795

	5,045	4,937
Less: Accumulated depreciation and amortization	(4,774)	(4,432)

Total property and equipment, net	$271	$505

Depreciation and amortization expense was $0.3 million, $0.7 million, $1.0 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2010, respectively.

NOTE 5—BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets comprise the following (in thousands):

	December 31,
	2010	2009
Litigation settlement receivable	$—	$10,000
Other prepaid expenses and current assets	473	342

Total prepaid expenses and other current assets	$473	$10,342

Accrued liabilities comprise the following (in thousands):

	December 31,
	2010	2009
Payroll and employee related expenses	$528	$756
Professional services	116	101
Litigation settlement	—	10,000
Other accrued expenses	179	115

Total accrued liabilities	$823	$10,972

NOTE 6—NOTES PAYABLE

On March 27, 2003, the Company entered into a loan and security agreement with Silicon Valley Bank to borrow up to $1.0 million for working capital and equipment purchases. The Company borrowed the full amount under this facility as of December 2004 and as of December 31, 2007, all borrowings under this facility were paid in full. In April 2006, the Company amended the existing loan and security agreement to borrow up to an additional $4.0 million for working capital and equipment purchases. The interest rate for borrowings under this facility was determined based on the 36-month U.S. Treasury note plus 2.25% on the date of borrowing. The Company borrowed $2.6 million under this facility, which was repaid over a 36-month period from the date of borrowing. The interest rate on these borrowings was approximately 7.2% per annum. At June 30, 2009, all borrowings under this facility were paid in full.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on its unaudited condensed consolidated balance sheets. In August 2004, we entered into a noncancelable facilities sublease agreement for 33,700 square feet of laboratory and office space that originally expired on February 28, 2010 for our headquarters in Redwood City, California. In February 2006, the Company entered into a new lease for an additional 34,205 square feet of office space and extended the lease term for the existing space located at the Company’s headquarters in Redwood City, California to September 30, 2011. The lease is for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and began on March 1, 2010 with respect to the existing square footage. The lease will expire, unless otherwise terminated under the terms of the lease, on September 30, 2011. The aggregate rent for the term of the lease is approximately $4.8 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs and expenses associated with the premises in amounts yet to be determined as well as a customary management fee. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the lease, the Company furnished a letter of credit to the landlord for approximately $0.5 million.

On April 1, 2005 the Company entered into a noncancelable lease agreement that originally expired on February 28, 2010 for approximately 6,489 square feet of laboratory space, in Redwood City, California. In connection with the execution of the lease, the Company paid a security deposit of approximately $25,000. On November 17, 2009 the Company extended the term of the lease agreement term to expire in August 2012. The aggregate rent for the extended term of the lease is approximately $0.4 million.

The future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2011	1,284
2012	106

Future minimum rental payments	$1,390

Rent expense for the years ended December 31, 2010, 2009, 2008 and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2010 was $1.2 million, $1.2 million, $1.1 million, and $7.8 million, respectively.

The Company’s purchase commitments at December 31, 2010 were $1.9 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

License Agreements

In August 2003, the Company entered into an exclusive worldwide license and development agreement with Baxter International and Baxter Healthcare S.A., together Baxter for certain patent rights and technology associated with glufosfamide and its drug candidates in development. Under the terms of the agreement, the Company made an initial upfront payment of $0.1 million and in December 2003, another milestone payment of $0.1 million. In November 2004, the Company made an additional milestone payment of $1.3 million. The Company will be required to make a milestone payment of $1.0 million within 30 days of filing an NDA for glufosfamide with the FDA. Total additional milestone payments in connection with the development of glufosfamide and United States of America and foreign regulatory submissions and approvals could total $8.0 million. In addition, based on the attainment of specified sales thresholds the Company could be required to make payments totaling $17.5 million. The Company will also be required to make royalty payments upon product commercialization. No royalty payments have been made as of December 31, 2010.

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

On October 14, 2009, the Company entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement the Company granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and the Company will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing.

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

Legal Proceedings

As previously disclosed, the Company, its Chief Executive Officer Harold E. Selick and its former Chief Financial Officer, Janet I. Swearson were defendants in a purported class action lawsuit alleging violations of federal securities laws pending in the United States District Court for the Northern District of California. As

previously disclosed, claims against Ms. Swearson were dismissed, as were certain claims against the Company and Dr. Selick. The parties reached a settlement, which was approved by the Court on April 16, 2010. The $10 million amount due under the settlement was paid by the Company’s insurers.

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price of $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and estimated offering costs. The warrants have a five-year term and an exercise price equal to 2.46 per share of common stock. The number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable.

On October 29, 2010, the Company entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which the Company may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as sales agent. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. As of the year ended December 31, 2010 we had not sold any stock pursuant to the sales agreement. In February and March 2011, we sold 717,132 shares of our common stock at an average price of $2.83 pursuant to the sales agreement. Net proceeds from the sale of stock were $1.8 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. On March 11, 2011, the Company filed a prospectus supplement reducing the amount of securities for sale under its shelf registration statement pursuant to the sales agreement. The maximum aggregate gross proceeds from potential future sales of common stock under the existing shelf registration statement are $3.8 million.

On October 5, 2009, the Company sold to certain investors an aggregate of 18,324,599 shares of its common stock for a purchase price equal to $1.86 per share and, for a purchase price of $0.05 per share, warrants exercisable for a total of 7,329,819 shares of its common stock for aggregate gross proceeds equal to $35.0 million in connection with the offering. Net proceeds generated from the offering were $33.1 million. The warrants have a five-year term and an exercise price equal to $2.23 per share of common stock. The exercise price of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price. In addition, the number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. As a result of the offering on March 16, 2011, the exercise price of the warrants exercisable for a total of 7,329,819 shares of common stock sold to investors in October 2009 that had an original exercise price of $2.23 per share, was subsequently reduced to $2.05 per share pursuant to the terms of such warrants.

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

On February 4, 2005, the Company completed its initial public offering of 1.0 million shares of common stock for net proceeds totaling $38.1 million. On October 14, 2005, the Company completed a public offering of 1.1 million shares of its common stock for net proceeds totaling $62.4 million. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2010.

Reverse Stock Split and Shares Authorized

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

In May 2010, the Company’s stockholder’s approved the number of authorized shares of common stock be increased from 50,000,000 to 150,000,000.

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

At December 31, 2010 and 2009, the Company had warrants outstanding to purchase 3,588,221 shares of common stock from the August 2008 offering. The fair value of these warrants on December 31, 2010 and 2009 was determined using a Black Scholes valuation model with the following level 3 inputs:

	December 31, 2010	December 31, 2009
Risk-free interest rate	1.02%	2.29%
Expected life (in years)	2.66	3.66
Dividend yield	—	—
Volatility	94%	95%
Stock price	$1.35	$1.80

On January 1, 2009, Company recorded a cumulative effect of change in accounting principle adjustment to its deficit accumulated during development stage of $0.5 million and a corresponding reclassification of the Company’s outstanding warrants from stockholder’s equity to warrant liability. During the year ended December 31, 2010, a change in fair value of $1.8 million related to the August 2008 warrants was recorded as other income in the Company’s consolidated statement of operations.

At December 31, 2010 and 2009, the Company had warrants outstanding to purchase 7,329,819 shares of common stock from the October 2009 offering. The fair value of these warrants on December 31, 2010 and 2009 was determined using a Black Scholes valuation model with the following level 3 inputs:

	December 31, 2010	December 31, 2009
Risk-free interest rate	1.40%	2.62%
Expected life (in years)	3.76	4.76
Dividend yield	—	—
Volatility	88%	87%
Stock price	$1.35	$1.80

On October 5, 2009, the Company determined the fair value of the warrants to be $9.8 million and classified that amount of the net proceeds from the October 2009 offering to warrant liability. During the year ended December 31, 2010, a change in fair value of $3.4 million related to the October 2009 warrants was recorded as other income in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008 and October 2009 offerings, subject to fair value measurements as of December 31, 2010:

(in thousands)	Fair Value as of December 31, 2010	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Common stock warrants	$7,499	$—	$—	$7,499

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2009	$12,665
Change in fair value of common stock warrants during 2010	(5,166)

Balance at December 31, 2010	$7,499

Preferred Share Rights Agreement

On August 8, 2006, the Board of Directors adopted a Preferred Shares Rights Agreement. As part of this agreement, preferred stock purchase rights (“the rights”) were distributed to stockholders of record as of August 23, 2006, at the rate of one right for each share of common stock held. The rights become exercisable only upon the acquisition, or the acquisition of the right to acquire, by a person or group of affiliated or associated persons, 15% or more of the outstanding shares of the Company’s common stock. Once exercisable, each right entitles the holder to purchase, at a price of $25.00, six one-thousandth of a share of Series A Participating Preferred Stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed or exchanged, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of the Company’s common stock having a then current value equal to two times the purchase price of such right. Similarly, if the rights are not redeemed or exchanged and following the acquisition of 15% or more of the outstanding shares of the Company’s common stock by a person or group of affiliated or associated persons,

(i) the Company consolidates with or merges into another entity, (ii) another entity consolidates with or merges into the Company or (iii) the Company sells or otherwise transfers 50% or more of its consolidated assets or earning power, each right will then entitle the holder to receive, upon exercise of such right, a number of shares of common stock of the acquiring company having a then current value equal to two times the purchase price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the Board of Directors, may be exchanged for one share of common stock per right. The Company has initially reserved 200,000 shares of preferred stock pursuant to the exercise of these rights. These rights expire on August 8, 2016.

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

NOTE 9—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2004 Equity Incentive Plan

On April 7, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), and received stockholder approval on January 10, 2005. The 2004 Plan became effective upon the completion of the Company’s initial public offering and provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees and consultants. Options granted under the 2004 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years.

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

On March 1, 2010 the Board of Directors approved an addition of 2,250,000 shares for issuance under the 2004 Plan and on May 19, 2010 the stockholders of the Company approved the same addition of 2,250,000 shares for issuance under the 2004 Plan. The annual automatic increase to the authorized shares under the 2004 Plan was amended, effective January 1, 2011 to the lesser of:

•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;

•	1,250,000 shares;

•	an amount determined by the Board of Directors.

On December 20, 2005, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2006. On April 2, 2007, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2007. On January 15, 2009, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2009. On March 1, 2010, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2010.

Activity under the 2001 Plan and 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Shares reserved at Plan inception	202,400	—	$—	$—

Balances, December 31, 2001	202,400	—	—	—
Options granted	(179,992)	179,992	0.96	0.96
Options exercised	—	(405)	0.96	0.96

Balances, December 31, 2002	22,408	179,587	0.96	0.96
Additional shares reserved	506,000	—	—	—
Options granted	(121,092)	121,092	0.96–1.56	0.96
Options exercised	—	(1,285)	0.96	0.96
Options canceled	927	(927)	0.96	0.96

Balances, December 31, 2003	408,243	298,467	0.96–1.56	0.96
Options granted	(370,372)	370,372	1.56–3.18	2.16
Options exercised	—	(586,365)	0.96–3.18	1.50
Options canceled	7,926	(7,926)	0.96–3.18	1.68

Balances, December 31, 2004	45,797	74,549	0.96–3.18	2.70
Additional shares reserved	404,800	—	—	—
Options granted	(157,849)	157,849	3.18–89.88	49.32
Options exercised	—	(75,545)	0.96–3.18	2.94
Options canceled	2,475	(2,475)	34.80–74.70	39.72
Options repurchased	10,664	—	0.96–3.18	2.46

Balances, December 31, 2005	305,887	154,378	0.96–89.88	49.74
Additional shares reserved	202,401	—	—	—
Options granted (1)	(744,228)	744,228	9.30–99.12	41.94
Options exercised	—	(22,023)	1.56–37.56	5.52
Options canceled (1)	530,831	(530,831)	3.18–99.12	62.88
Options repurchased	27,091	—	0.96–3.18	2.94

Balances, December 31, 2006	321,982	345,752	0.96–89.88	15.60
Additional shares reserved	202,401	—
Options granted	(283,396)	283,396	3.84–21.66	11.04
Options exercised	—	(337)	3.18–15.42	14.52
Options canceled	131,672	(131,672)	3.18–84.24	16.62
Options repurchased	16,410	—	1.56–3.18	2.10

Balances, December 31, 2007	389,069	497,139	0.96–89.88	12.72
Options granted	(239,538)	239,538	0.42–3.18	2.84
Options exercised	—	(727)	1.56	1.56
Options canceled	118,852	(118,852)	0.96–89.88	15.14
Options repurchased	47	—	3.13	2.10

Balances, December 31, 2008	268,430	617,098	0.42–21.66	8.41
Additional shares reserved	202,401	—
Options granted (2)	(955,265)	955,265	0.79–3.08	1.17
Options exercised	—	(8,764)	0.79–1.30	1.14
Options canceled (2)	627,939	(627,939)	0.79–21.66	8.28

Balances, December 31, 2009	143,505	935,660	0.42–21.66	1.17
Additional shares reserved	2,452,401	—
Options granted	(1,849,500)	1,849,500	0.99–1.88	1.45
Options exercised	—	(20,000)	0.79–1.30	1.05
Options canceled	19,442	(19,442)	0.79–1.95	1.61

Balances, December 31, 2010	765,848	2,745,718	$0.42–3.18	$1.36

(1)	Includes 362,000 options that had a weighted average exercise price of $74.22, which were canceled and re-granted at an exercise price of $15.42 in September 2006.
(2)	Includes 559,665 options that had a weighted average exercise price of $8.08, which were canceled and re-granted at an exercise price of $1.30 in February 2009.

At December 31, 2010, stock options outstanding and exercisable by exercise price were as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42 – 0.79	310,488	7.96	$0.78	178,723	$0.78
$0.99 – 1.29	77,000	6.70	1.16	2,666	1.22
$1.30 – 1.32	534,609	6.41	1.30	424,568	1.30
$1.44 – 1.44	1,583,020	9.38	1.44	231,715	1.44
$1.59 – 1.95	235,500	9.13	1.74	95,899	1.80
$2.22 – 3.18	5,101	6.17	3.01	2,793	3.01

$0.42 – 3.18	2,745,718	8.54	$1.36	936,364	$1.29

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 were $0.2 million and $0.1 million, respectively. As of December 31, 2010, the ending options vested and expected to vest was 2,711,953 and the aggregate intrinsic value of these options was $0.2 million. The weighted average remaining contractual life and weighted average exercise price of these options were 8.53 years and $1.36, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2010.

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 were $15,000, $8,000 and $400, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $21,000, $10,000 and $1,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

On February 13, 2009, the Company cancelled 559,665 options of 41 eligible employees, consultants and directors that had a weighted average exercise price of $8.08 and re-granted 559,665 options at an exercise price of $1.30, which was the Company’s closing price on February 17, 2009. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of $0.2 million over the weighted average vesting period of the repriced options of 2.2 years. The incremental compensation cost was measured as the fair value of the new stock option award over the fair value of the original stock option award based on the closing price on the date of re-grant. The incremental expense related to the repricing recorded for the years ended December 31, 2010 and 2009 was not significant.

2004 Employee Stock Purchase Plan

Effective with the initial public offering, the Board of Directors approved the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2010, employees had purchased 118,572 shares of common stock under the Purchase Plan at an average price of $1.01.For the year ended December 31, 2009, employees had purchased 16,263 shares of common stock under the Purchase Plan at an average price of $1.04. At December 31, 2010, plan participants had $0.1 million withheld to purchase stock on February 14, 2011, which is included in accrued liabilities on the accompanying consolidated balance sheet. At December 31, 2010, 384,330 shares were authorized and available for issuance under the ESPP.

Directors Compensation Program

In December 2005, the Board of Directors approved revised compensation arrangements for non-employee directors of the Company. Effective January 1, 2006, non-employee directors receive an annual retainer of $30,000, and, in addition, chairpersons of the Audit, Compensation and Nominating and Corporate Governance Committees receive annual retainers of $16,000, $14,000, and $10,000, respectively. In May 2005, each non-employee director was granted an option to purchase 2,500 shares of the Company’s common stock under the Company’s 2004 Equity Incentive Plan. In addition, at each annual meeting of stockholders of the Company, each non-employee director who has served as director at least six months prior to such meeting will receive an automatic grant of an option to purchase 2,500 shares of the Company’s common stock. Pursuant to the provisions of the plan, in May 2008, May 2007 and June 2006, each of the five non-employee directors received an automatic grant of 2,500 shares of the Company’s common stock in each respective year. In addition, in November 2008 and April 2007, pursuant to the provisions of the plan, a newly elected non- employee director on each respective date received an automatic grant of 5,000 shares.

In January 2009, each of the five non-employee directors received a one-time grant to purchase 10,000 shares of the Company’s common stock. In May 2009, at the Company’s annual meeting, an amendment to the Company’s 2004 Equity Incentive Plan to increase the size of the automatic annual option grant to continuing non-employee directors from 2,500 shares to 10,000 shares, was approved by the shareholder of the Company. In accordance with the amendment, each of the five non-employee directors received an automatic grant of an option to purchase 10,000 shares of the Company’s common stock. In May 2010, at the Company’s annual meeting, an amendment to the Company’s 2004 Equity Incentive Plan to increase the size of the automatic annual option grant to continuing non-employee directors from 10,000 shares to 12,500 shares, was approved by the shareholder of the Company. In accordance with the amendment, each of the five non-employee directors received an automatic grant of an option to purchase 12,500 shares of the Company’s common stock. In addition, in May 2010, pursuant to the provisions of the plan, a newly elected non- employee director received an automatic grant of 25,000 shares

Stock-based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the years ended December 31, 2010, 2009 and 2008 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the years ended December 31, 2010, 2009 and 2008 based on the recognition of the grant date fair value estimated in accordance with ASC 815 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the years ended December 31, 2010, 2009 and 2008 based on the recognition of the grant date fair value estimated in accordance with the provisions of ASC 815 over the service period, which is generally the vesting period; and

•

compensation cost for options granted prior to the Company’s initial public offering in February 2005 that were earned during the years ended December 31, 2009 and 2008 based on the grant date intrinsic value over the service period, which is generally the vesting period.

In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized under ASC 718 in the Company’s consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 related to stock options and ESPP were $0.8 million, $2.2 million and $3.2 million, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Employee Stock Options
Risk-free interest rate	2.35%	1.71%	3.10%
Expected life (in years)	5.99	5.71	5.97
Dividend yield	—	—	—
Volatility	85%	84%	83%
Weighted-average fair value of stock options granted	$1.05	$0.51	$2.10

Employee Stock Purchase Plan
Risk-free interest rate	0.40%	0.71%	2.14%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—
Volatility	88%	67%	67%
Weighted-average fair value of ESPP purchase rights	$0.80	$0.52	$0.94

To determine the expected term of the Company’s employee stock options granted the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock based awards. To determine the expected stock price volatility for the Company’s stock based awards, the Company examined historical volatilities for industry peers as well as the Company and utilized a blend of the historical volatilities of the Company and its industry peers. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Deferred Stock-based Compensation Prior to the Company’s initial public offering in February 2005, the Company issued options to certain employees under the 2001 Plan with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of ASC 718, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the fair market value of the Company’s stock at the date of grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options vest, generally four years. In accordance with the requirements of ASC 718, the Company recorded deferred stock-based compensation aggregating $19.5 million, net of forfeitures. Through December 31, 2009, the Company had amortized the entire $19.5 million as compensation expense, net of forfeitures, with approximately $6,000, and $0.8 million being amortized for the years ended December 31, 2009 and 2008, respectively.

Stock-based Compensation Expense As required by ASC 718 the Company recognized $0.8 million, $2.2 million and $2.4 million of stock-based compensation expense related to stock options granted and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the years ended December 31, 2010, 2009 and 2008, respectively, in addition to the amortization of deferred compensation above. As of December 31, 2010, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $1.9 million before estimated forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.1 years.

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

	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.94%	2.54%	3.00%
Expected life (in years)	5.00	5.26	6.02
Dividend yield	—	—	—
Expected volatility	85%	84%	83%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $37,000, $27,000 and $26,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Total stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense:
Research and development	$381	$1,003	$1,504
General and administrative	422	1,208	1,748

	$803	$2,211	$3,252

NOTE 10—INCOME TAXES

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2010	2009	2008
U.S. federal taxes (benefit) at statutory rate	$(6,353)	$(8,040)	$(6,219)
State federal income tax benefit	(1,593)	(1,284)	(1,132)
Unutilized (utilized) net operating losses	9,392	7,396	6,549
Stock-based compensation	224	936	602
Research and development credits	(732)	(503)	(347)
Tax assets not benefited	957	703	543
Non deductible warrant expense	(1,756)	786	—
Other	(139)	6	4

Total	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009	2008
Capitalized start-up costs	$267	$296	$330
Net operating loss carryforwards	25,765	16,328	48,545
Research and development credits	2,953	1,870	2,903
Deferred stock compensation	8,726	8,674	8,890
Other (accruals, reserves, depreciation)	1,208	1,457	1,238

Total deferred tax assets	38,919	28,625	61,906
Less: Valuation allowance	(38,919)	(28,625)	(61,906)

	$—	$—	$—

At December 31, 2010, the Company had both federal and state net operating loss carryforwards of approximately $65 million available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2022 and 2014, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2010, the Company had federal research and development tax credits of approximately $0.9 million, which expire in the year beginning 2030, and state research and development tax credits of approximately $3.2 million, which have no expiration date. During the year ended December 31, 2009, the Company wrote down its deferred tax assets related to net operating loss carryforwards and tax credits that are expected to expire before utilization due to the annual limitation.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $10.3 million for the year ended December 31, 2010, and decreased by $33.3 million and $4.4 million for the year ended December 31, 2009 and 2008, respectively.

The Company adopted ASC Topic 740-10-50 “Accounting for Uncertainty of Income Taxes” (“ASC Topic 740-10-50”), on January 1, 2007. The Company does not believe that its unrecognized tax benefits will change over the next twelve months.

The following table summarizes the activity related to our gross unrecognized tax benefits:

(in thousands)	2010	2009
Gross unrecognized tax benefits at January 1,	$1,100	$1,100
Gross increases (decreases) related to prior year tax positions	—	—
Gross increases (decreases) related to current year tax positions	—	—
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Gross unrecognized tax benefits at December 31,	$1,100	$1,100

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) plan to provide a retirement savings program for the employees of the Company. The 401(k) plan is maintained for the exclusive purpose of benefiting the 401(k) plan participants. The 401(k) plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2010, the Company has not made any contributions to the 401(k) plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2010. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations. Net loss per common share, basic and diluted for the four quarters of each fiscal year, may not sum to the total for the fiscal year because of the different weighted average number of shares outstanding in each of the periods.

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$—	$—	$—	$—

Net loss attributable to common stockholders	$(5,959)	$(261)	$(5,908)	$(6,554)

Net loss per common share, basic and diluted	$(0.18)	$(0.01)	$(0.18)	$(0.19)

Weighted average number of shares used in basic and diluted net loss per common share calculations	33,603	33,638	33,672	33,702

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$—	$—	$—	$—

Net loss attributable to common stockholders	$(6,543)	$(6,219)	$(6,153)	$(4,733)

Net loss per common share, basic and diluted	$(0.43)	$(0.41)	$(0.40)	$(0.15)

Weighted average number of shares used in basic and diluted net loss per common share calculations	15,218	15,223	15,227	32,566

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Director, Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our Chief Executive Officer and Senior Director, Finance and Controller is appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Senior Director, Finance and Controller concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Director, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010 and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010 and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010 and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010 and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2010 and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of PricewaterhouseCoopers LLP are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed on March 13, 2009)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 4, 2010)

3.4	Amended and Restated Bylaws of the Registration (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.5	Certificate of Designations of Rights, Powers and Preferences of Series A Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 9, 2006)

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.2	Amended and Restated Investor Rights Agreement dated November 17, 2003 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.3	Form of Amendment No. 1 to Amended and Restated Investor Rights Agreement among the Registrant and certain parties to the Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.4	Preferred Shares Rights Agreement, dated August 8, 2006, by and between Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on August 9, 2006)

4.5	Form of Rights Certificate (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on August 9, 2006)

EXHIBIT NUMBER	DESCRIPTION
4.6	Amendment to Rights Agreement dated July 10, 2008 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 14, 2008)

4.7	Second Amendment to Rights Agreement dated as of September 29, 2009 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 30, 2009)

4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2008)

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 30, 2009)

4.10	Form of Indenture (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 filed on September 30, 2010)

10.1+	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.2+	2004 Amended and Restated Equity Incentive Plan (as amended on May 22, 2009) (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 (File No. 333-164865), filed on February 11, 2010)

10.3+	Amended and Restated 2004 Employee Stock Purchase Plan (as amended and restated effective May 22, 2009) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010)

10.4†	Agreement between the Registrant, Baxter International Inc. and Baxter Oncology GmbH, dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.5†	Exclusive License Agreement by and between the Registrant, Dr. Theodore Lampidis and Dr. Waldemar Priebe, dated November 11, 2002 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.6	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 27, 2003 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.7	Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated April 7, 2006 (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on May 15, 2006)

10.8+	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.9†	Agreement by and between the Registrant and Aziende Chimiche Riunite Angelini Francesco - Acraf S.p.a. dated June 24, 2004 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on March 28, 2006)

10.10	Sublease by and between the Registrant and ArQule, Inc. dated as of August 31, 2004 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.11	Offer Letter by and between the Registrant and William A. Halter dated September 3, 2004 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

EXHIBIT NUMBER	DESCRIPTION
10.12	Offer Letter by and between the Registrant and George G.C. Parker dated September 3, 2004 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004).

10.13†	Development Agreement by and between the Registrant and MediBIC Co. Ltd., dated November 30, 2004 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004).

10.14	Letter Agreement amending Development Agreement by and between the Registrant and MediBIC Co. Ltd. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.15+	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on May 24, 2005)

10.16+	Consulting Agreement and Amendment to Stock Vesting Agreement by and between the Registrant and Dr. George F. Tidmarsh dated August 18, 2005 (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on August 19, 2005)

10.17	Triple Net Space Lease by and between the Registrant and Pacific Shores Investors, LLC, dated January 31, 2006 (incorporated by reference to Exhibit 10.24 to our Current Report on Form 8-K filed on February 9, 2006)

10.18	Form of Notice of Grant of Stock Options and Stock Option Agreement (incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K filed on March 17, 2006)

10.19+	Offer Letter by and between the Registrant and John G. Curd dated October 3, 2007 (incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed on October 25, 2007)

10.20+	Change of Control and Severance Agreement by and between the Registrant and John G. Curd dated October 19, 2007 (incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed on October 25, 2007)

10.21+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007 (incorporated by reference to Exhibit 10.36 to our Current Report on Form 8-K filed on November 2, 2007)

10.22	Form of Securities Purchase Agreement dated July 9, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2008)

10.23+	Form of Amended and Restated Change of Control Severance Agreement dated November 19, 2008 (incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K filed on November 21, 2008)

10.24	Form of Securities Purchase Agreement dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2009)

10.25	Waiver of rights, dated October 19, 2009, by the Federated Kaufmann Fund (“Kaufmann”), under Section 4.7 of the Securities Purchase Agreement dated as of September 29, 2009 between the Registrant and Kaufmann (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 8, 2010)

10.26†	Exclusive License Agreement dated October 14, 2009 (effective October 5, 2009) by and between the Registrant and Eleison Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 8, 2010)

10.27	At Market Issuance Sales Agreement by and between the Registrant and McNicoll, Lewis & Vlak LLC dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2010)

EXHIBIT NUMBER	DESCRIPTION
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

March 24, 2011	By:	/s/ HAROLD E. SELICK, PH.D.
Harold E. Selick, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D. Harold E. Selick, Ph.D.	Chief Executive Officer (principal executive officer)	March 24, 2011

/s/ JOEL A. FERNANDES Joel A. Fernandes	Senior Director, Finance and Controller (principal financial and accounting officer)	March 24, 2011

/s/ JEFFREY W. BIRD, M.D., PH.D. Jeffrey W. Bird, M.D., Ph.D.	Director	March 24, 2011

/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 24, 2011

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 24, 2011

/s/ WILFRED E. JAEGER, M.D. Wilfred E. Jaeger, M.D.	Director	March 24, 2011

/s/ GEORGE G. C. PARKER, PH.D. George G. C. Parker, Ph.D.	Director	March 24, 2011

/s/ DAVID R. PARKINSON, M.D. David R. Parkinson, M.D.	Director	March 24, 2011