Form 10-Q
period 2011-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2011-05-12
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

On April 30, 2011, there were 48,805,008 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2011

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, tradenames and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2011	December 31, 2010 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$29,919	$8,691
Marketable securities	8,447	6,008
Prepaid expenses and other current assets	943	944

Total current assets	39,309	15,643
Property and equipment, net	199	271
Restricted cash and other assets	290	290

Total assets	$39,798	$16,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$604	$252
Accrued clinical and development expenses	2,697	2,439
Accrued liabilities	1,331	823

Total current liabilities	4,632	3,514
Warrant liability	14,507	7,499
Deferred rent	177	248

Total liabilities	19,316	11,261

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 48,803,187 shares at March 31, 2011 and 33,702,242 shares at December 31, 2010	49	34
Additional paid-in capital	255,241	231,383
Accumulated other comprehensive gain (loss)	(3)	1
Deficit accumulated during the development stage	(234,805)	(226,475)

Total stockholders’ equity	20,482	4,943

Total liabilities and stockholders’ equity	$39,798	$16,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2011
	2011	2010
Revenue	$—	$—	$5,027

Operating expenses:
Research and development	6,097	4,467	184,744
General and administrative	1,297	1,289	64,794

Total operating expenses	7,394	5,756	249,538

Loss from operations	(7,394)	(5,756)	(244,511)
Interest income, net	3	20	8,322
Interest and other expense	(939)	(223)	(1,916)

Net loss	(8,330)	(5,959)	(234,273)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(40,862)

Net loss attributable to common stockholders	$(8,330)	$(5,959)	$(275,135)

Net loss per common share, basic and diluted	$(0.23)	$(0.18)

Weighted average number of shares used in per common share calculations: basic and diluted	36,445	33,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Cumulative Period from October 17, 2001 (date of inception) to March 31, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(8,330)	$(5,959)	$(234,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	157	4,924
Stock-based compensation expense	249	40	39,057
Change in common stock warrant value	939	223	(1,916)
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2	(186)	(627)
Accounts payable	352	327	604
Accrued clinical and development expenses	258	208	2,697
Accrued liabilities	508	(168)	1,331
Deferred rent	(71)	(32)	177

Net cash used in operating activities	(6,005)	(5,390)	(188,009)

Cash flows from investing activities:
Acquisition of property and equipment	—	(91)	(5,096)
Acquisition of marketable securities	(5,744)	(3,623)	(201,537)
Proceeds from sales and maturities of marketable securities	3,285	6,780	193,087
Restricted cash	—	12	(471)

Net cash provided by (used in) investing activities	(2,459)	3,078	(14,017)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	29,692	76	182,240
Deferred offering costs	—	—	(134)
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	—	—	(3,616)

Net cash provided by financing activities	29,692	76	231,945

Net increase (decrease) in cash and cash equivalents	21,228	(2,236)	29,919
Cash and cash equivalents, beginning of period	8,691	8,934	—

Cash and cash equivalents, end of period	$29,919	$6,698	$29,919

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of ASC 815	$—	$—	$532

Change in unrealized gain (loss) on marketable securities	$(4)	$16	$(8)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2011.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At March 31, 2011, the Company had an accumulated deficit of $234.8 million. The Company continues to incur substantial losses and cash outflows from operations since March 31, 2011 and management believes that it will continue to do so for the foreseeable future. During the three months ended March 31, 2011, the Company sold an aggregate of 717,132 shares of common stock under the Company’s At Market Issuance Sales Agreement for net proceeds of $1.8 million. On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price equal $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and estimated offering costs.

The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if such adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing for the amounts required to execute the Company’s business plans and on terms acceptable to the Company.

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

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 became effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the Company on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(8,330)	$(5,959)

Denominator:
Weighted average common shares outstanding	36,445	33,603

Basic and diluted net loss per share	$(0.23)	$(0.18)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2011	2010
Shares issuable upon exercise of warrants	16,643	10,918
Shares issuable upon exercise of stock options	2,707	932
Shares issuable related to the ESPP	42	43

NOTE 3— STOCKHOLDERS’ EQUITY

Common Stock

On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price of $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. Net proceeds generated from the offering were approximately $27.8 million. The warrants have a five-year term and an exercise price equal to $2.46 per share of common stock. The number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable.

As a result of the offering on March 16, 2011, the exercise price of the warrants exercisable for a total of 7,329,819 shares of common stock sold to investors in October 2009 that had an original exercise price of $2.23 per share, was subsequently reduced to $2.05 per share pursuant to the terms of such warrants.

On October 29, 2010, the Company entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as sales agent. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. During the three months ended March 31, 2011, the Company sold 717,132 shares of our common stock at an average price of $2.83 pursuant to the sales agreement. Net proceeds from the sale of stock were $1.8 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. On March 11, 2011, the Company filed a prospectus supplement reducing the amount of securities for sale under its shelf registration statement pursuant to the sales agreement. The maximum aggregate gross proceeds from potential future sales of common stock under the existing shelf registration statement are $3.8 million.

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

At March 31, 2011 and December 31, 2010, the Company had warrants outstanding to purchase 3,588,221 shares of common stock from the August 2008 offering. The fair value of these warrants on March 31, 2011 and December 31, 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2011	December 31, 2010
Risk-free interest rate	1.28%	1.02%
Expected life (in years)	2.42	2.66
Dividend yield	—	—
Volatility	92%	94%
Stock price	$1.54	$1.35

During the three months ended March 31, 2011, the change in fair value of $0.3 million related to the August 2008 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At March 31, 2011 and December 31 2010, the Company had warrants outstanding to purchase 7,329,819 shares of common stock from the October 2009 offering. The fair value of these warrants on March 31, 2010 and December 31 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2011	December 31, 2010
Risk-free interest rate	1.75%	1.40%
Expected life (in years)	3.52	3.76
Dividend yield	—	—
Volatility	92%	88%
Stock price	$1.54	$1.35

During the three months March 31, 2011 the change in fair value of $1.2 million related to the October 2009 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At March 31, 2011 and March 16, 2011, the Company had warrants outstanding to purchase 5,725,227 shares of common stock from the March 2011 offering. The fair value of these warrants on March 31, 2011 and March 16, 2011was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2011	March 16, 2011
Risk-free interest rate	2.24%	1.87%
Expected life (in years)	4.96	5.0
Dividend yield	—	—
Volatility	89%	89%
Stock price	$1.54	$1.67

On March 16, 2011, the Company determined the fair value of the March 2011 warrants to be $6.1 million and classified that amount of the net proceeds from the March 2011 offering to warrant liability. During the three months ended March 31, 2011, the change in fair value of $0.6 million related to the March 2011 warrants was recorded as other income in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of March 31, 2011:

(in thousands)	Fair Value as of March 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Common stock warrants	$14,507	$—	$—	$14,507

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2010	$7,499
Issuance of common stock warrants related to March 2011 offering	6,069
Change in fair value of common stock warrants during three months ended March 2011	939

Balance at March 31, 2011	$14,507

NOTE 4— STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized for the three months ended March 31, 2011 and 2010 includes compensation cost for all stock-based awards granted or modified after January 1, 2006, that were earned during the three months ended March 31, 2011 and 2010, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period. In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized in the unaudited condensed consolidated statement of operations related to stock options and ESPP was $0.2 million and $40,000 for the three months ended March 31, 2011 and 2010, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Employee Stock Options:
Risk-free interest rate	2.73%	2.81%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	87%	85%
Weighted-average fair value of stock options granted	$1.29	$1.37

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.48%	0.48%
Expected term (in years)	1.25	1.25
Dividend yield	—	—
Volatility	79%	91%
Weighted-average fair value of ESPP purchase rights	$0.84	$0.94

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock based awards. To determine the expected stock price volatility for the Company’s stock based awards, the Company examined historical volatilities for industry peers as well as the Company and utilized a blend of the historical volatilities of the Company and its industry peers. The fair value of all the Company’s stock based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.2 million and $35,000 of stock-based compensation expense related to stock options and purchase rights granted after the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three months ended March 31, 2011 and 2010, respectively, in addition to the amortization of deferred compensation above. As of March 31, 2011, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $1.6 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.9 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $20,000 and $5,000 for the three months ended March 31, 2011 and 2010, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$99	$50
General and administrative	150	(10)

	$249	$40

Equity Incentive Plans

2004 Equity Incentive Plan On January 27, 2011 the Board of Directors approved an addition of 1,250,000 shares for issuance under the 2004 Equity Incentive Plan effective January 1, 2011. During the three months ended March 31, 2011, the Company granted stock options to purchase 3,000 shares at an average exercise price of $1.74 per share under the 2004 Equity Incentive Plan. At March 31, 2011, 2,047,224 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,745,718	$1.36	—	—
Granted	3,000	$1.74	—	—
Exercised	(7,074)	$1.15	—	—
Forfeitures	(34,376)	$1.25	—	—

Outstanding at March 31, 2011	2,707,268	$1.36	7.73	$538,748

Vested and expected to vest March 31, 2011	2,680,581	$1.36	7.72	$535,409
Exercisable at March 31, 2011	1,102,261	$1.31	6.96	$289,142

The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 were $3,000 and less than $15,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $8,000 and $21,000 for each of the three months ended March 31, 2011 and 2010, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 27, 2011 the Board of Directors approved an addition of 100,000 shares for issuance under the 2004 Employee Stock Purchase Plan effective January 1, 2011. For the three months ended March 31, 2011, plan participants had purchased 63,658 shares at an average purchase price of $1.03. At March 31, 2011, plan participants had $43,000 withheld to purchase stock on August 14, 2011, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2011, 420,672 shares were authorized and available for issuance under the ESPP.

NOTE 5— FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 820“Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value as of March 31, 2011	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$14,276	$14,276	$—	$—
Certificates of deposit	—	—	—	—
Corporate bonds	3,735	—	3,735	—
U.S.Government securities	2,513	—	2,513	—
Commercial paper	17,842	—	17,842	—

Total cash equivalents and marketable securities	$38,366	$14,276	$24,090	$—

	Fair Value as of December 31, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,627	$4,627	$—	$—
Certificates of deposit	245	—	245	—
Corporate bonds	1,663	—	1,663	—
U.S.Government securities	3,202	—	3,202	—
Commercial paper	4,865	—	4,865	—

Total cash equivalents and marketable securities	$14,602	$4,627	$9,975	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2011 and December 31, 2010:

As of March 31, 2011 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$14,276	$—	$—	$14,276
Certificates of deposit	—	—	—	—
Corporate bonds	3,738	—	(3)	3,735
U.S. Government securities	2,513	—	—	2,513
Commercial paper	17,842	—	—	17,842

	38,369	—	(3)	38,366
Less cash equivalents	29,919	—	—	29,919

Total marketable securities	$8,450	$—	$(3)	$8,447

As of December 31, 2010 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,627	$—	$—	$4,627
Certificates of deposit	245	—	—	245
Corporate bonds	1,662	1	—	1,663
U.S. Government securities	3,202	—	—	3,202
Commercial paper	4,865	—	—	4,865

	14,601	1	—	14,602
Less cash equivalents	(8,594)	—	—	(8,594)

Total marketable securities	$6,007	$1	$—	$6,008

There were no realized gains or losses in the three months ended March 31, 2011 and 2010.

As of March 31, 2011, weighted average days to maturity for the Company’s available for sale securities was 54 days, with the longest maturity being March 2012.

The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2011 (in thousands):

As of March 31, 2011 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Corporate bonds	$3,233	$(3)

The Company determined the fair value of the liability associated with its warrants to purchase 16.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 3— Stockholders’ Equity.

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

Years Ending December 31,
2011	$876
2012	106

Total	$982

The Company’s purchase commitments at March 31, 2011 were $2.1 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2011.

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

NOTE 7— COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss), which consists of unrealized gain (losses) on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(8,330)	$(5,959)
Other comprehensive loss:
Change in unrealized (loss) gain on marketable securities	(4)	16

Total comprehensive loss	$(8,334)	$(5,943)

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

Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on TH-302, for which we have exclusive worldwide marketing rights. TH-302, which we discovered, is a novel drug candidate that is activated under severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are believed to be present in all solid tumors. TH-302 is currently in Phase 1, Phase 1/2 and Phase 2 clinical trials. In June 2010, we reported updated top-line results from the Phase 1 monotherapy trial of TH-302 (401 trial) including updated data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We also reported updated top-line interim results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302 (402 trial) and in patients with soft tissue sarcoma treated with doxorubicin plus TH-302 (403 trial). In October 2010, we reported updated top-line results from our Phase 1/2 combination therapy trial, including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302. We reported updated top-line results from the Phase 1 monotherapy and Phase 1/2 combination therapy trials in the fourth quarter of 2010, including updated data in patients with soft tissue sarcoma treated with doxorubicin plus TH-302. We also initiated two clinical studies in the second quarter of 2010: a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias (407 trial) and a randomized, controlled Phase 2 trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer (404 trial). We reported top-line results from the Phase 1 open label clinical trial in advanced leukemias in the fourth quarter of 2010 and expect to report updated top line results in the second half of 2011. We also expect to report top line efficacy results from the randomized Phase 2 trial at the end of 2011. We have reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma. As part of the Special Protocol Assessment (SPA) submission, the FDA has agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We expect to initiate the pivotal Phase 3 trial in the middle of 2011.

We are working to broaden the applicability of TH-302 to other cancers as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1 million. During the quarter ended March 31, 2011 we raised net proceeds of $1.8 million through the sale of common stock pursuant to our at market issuance facility. In March 2011, we completed an offering of common stock and warrants that raised net proceeds of approximately $27.8 million, which includes underwriter discounts and estimated offering costs. As of March 31, 2011 we had cash, cash equivalents and marketable securities of $38.4 million. Our net loss for the three months ended March 31, 2011 was $8.3 million and our cumulative net loss since our inception through March 31, 2011 was $234.8 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2011 compared to 2010 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of March 31, 2011 will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we start in 2011. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for the three months ended March 31, 2011 and 2010.

Research and Development. Research and development expenses were $6.1 million for the three months ended March 31, 2011 compared to $4.5 million for the three months ended March 31, 2010. The $1.6 million increase in expenses is due primarily to a $1.6 million increase in clinical development expenses.

Research and development expenses by project (in thousands)	Three months ended March 31,
	2011	2010
TH-302	$5,119	$3,495
Discovery research	978	972

Total research and development expenses	$6,097	$4,467

Research and development expenses associated with our internally discovered compound TH-302 were $5.1 million for the three months ended March 31, 2011 and $3.5 million for the three months ended March 31, 2010. TH-302 continues to progress through the 403 trial, the 404 trial and the 407 trial. The 403 trial was expanded and is expected to continue to enroll patients. Enrollment in the 404 and 407 trial continues to progress with top-line results expected at the end of 2011 and in the second half of 2011, respectively. In addition we expect to initiate a pivotal Phase 3 trial in patients with soft tissue sarcoma in the middle of 2011 that would increase our research and development expenses associated with TH-302.

Discovery research and development expenses were $1.0 million for the three months ended March 31, 2011 compared to $1.0 million for the three months ended March 31, 2010. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

General and Administrative. General and administrative expenses were $1.3 million for the three months ended March 31, 2011, compared to $1.3 million for the three months ended March 31, 2010. General and administrative expenses are expected to remain approximately the same in 2011 compared to 2010.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended March 31, 2011 was $3,000 of interest income compared to $20,000 of interest income for 2010.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2011 was non-cash expense of $0.9 million compared to non-cash expense of $0.2 million, for the three months ended March 31, 2010. The increase in non cash expense was due to an increase of $1.5 million during 2011 in the fair value of outstanding warrants to purchase 10.9 million shares of common stock. This was partially offset by a decline of $0.6 million in the fair value of outstanding warrants to purchase 5.7 million shares of common stock related to our recently completed registered direct offering in March 2011. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $234.8 million since inception through March 31, 2011. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock and warrants exercisable for a total of 3,588,221 shares of our common stock raising net proceeds of $16.8 million. On October 5, 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock and warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate net proceeds of $33.1 million.

During the three months ended March 31, 2011 we sold 717,132 shares of our common stock at an average price of $2.83 pursuant to our at market issuance facility, for net proceeds of $1.8 million. In March 2011, we sold to certain investors an aggregate of 14,313,081 shares of our common stock for a purchase price equal to $2.05 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of 5,725,227 shares of our common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. The warrants have an exercise price equal to $2.46 per share. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and estimated offering costs.

We had cash, cash equivalents and marketable securities of $38.4 million and $14.7 million at March 31, 2011 and December 31, 2010, respectively, available to fund operations.

Net cash used in operating activities for the three months ended March 31, 2011 and 2010 was $6.0 million and $5.4 million, respectively. The increase of $0.6 million in cash used in operations was primarily attributable to an increase in research and development spending associated with TH-302.

Net cash used in investing activities for the three months ended March 31, 2011 was $2.5 million compared with net cash provided by investing activities of $3.1 million for the three months ended March 31, 2010. The $5.6 million decrease in cash provided by investing activities was due primarily to the excess of proceeds used in the purchase of marketable securities over proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $29.7 million and $76,000, respectively. The $29.6 million increase in cash provided by financing activities was primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering and $1.8 million net proceeds from equity issuance pursuant to our at market issuance facility.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2011, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with Securities and Exchange Commission (“SEC”) on March 24, 2011.

At Market Issuance Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of December 31, 2010 we had not sold any stock pursuant to the sales agreement. During the three months ended March 31, 2011, we sold 717,132 shares of our common stock at an average price of $2.83 pursuant to the sales agreement. Net proceeds from the sale of stock were $1.8 million. The sale of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. On March 11, 2011, we filed a prospectus supplement reducing the amount of securities for sale under our shelf registration statement pursuant to the sales agreement. The maximum aggregate gross proceeds from potential future sales of common stock under our existing shelf registration statement are $3.8 million.

We expect annual 2011 cash requirements to be in the range of $27 million to $29 million. We believe that our cash, cash equivalents and marketable securities as of March 31, 2011will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we start in 2011. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with the SEC on March 24, 2011. There have been no material revisions to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Based on their evaluation as of March 31, 2011, our chief executive officer and senior director, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2011 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302.

We have focused our development activities on TH-302, and we do not presently have other compounds in clinical development. The failure of TH-302 to achieve successful clinical trial endpoints, delays in clinical or development of TH-302, unanticipated adverse side effects related to TH-302 or any other adverse developments or information related to TH-302 would significantly harm our business and the value of our common stock.

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

Orphan drug exclusivity may not prevent other market entrants. A different drug, or, under limited circumstances, the same drug may be approved by the FDA for the same orphan indication. The limited circumstances include an inability to supply the drug in sufficient quantities or where a new formulation of the drug has shown superior safety or efficacy. As a result, if our product were to be approved and receive orphan drug status, the FDA could still approve other drugs for use in treating the same indication covered by our product, which could create a more competitive market for us.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2011, we had a net loss of $8.3 million and our cumulative net loss since our inception through March 31, 2011 was $234.8 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2011 will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete existing clinical trials, start new trials, or to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly our Chief Executive Officer, Dr. Harold E. Selick, and Senior Vice President of Discovery Research, Dr. Mark G. Matteucci. We do not have an employment agreement with Drs. Selick or Matteucci. The loss of the services of Drs. Selick or Matteucci or one or more of our other key employees could delay or have an impact on the successful completion of our clinical trials or the development of additional product candidates.

As of March 31, 2011, we had 36 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued outstanding warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. In addition, on August 29, 2008, we issued outstanding warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

As of March 31, 2011, our officers, directors and other affiliates beneficially owned in excess of 22.7% of our common stock, assuming the full exercise of all outstanding warrants. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 11, 2011).

4.2	Third Amendment to Rights Agreement dated March 11, 2011 between Threshold Pharmaceuticals, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 11, 2011).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: May 12, 2011	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	/s/ Joel A. Fernandes
Joel A. Fernandes
Senior Director, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 11, 2011).

4.2	Third Amendment to Rights Agreement dated March 11, 2011 between Threshold Pharmaceuticals, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 11, 2011).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.