Form 10-Q
period 2011-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2011-08-04
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

On July 31, 2011, there were 49,061,621 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2011

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, tradenames and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2011	December 31, 2010 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,597	$8,691
Marketable securities	20,897	6,008
Prepaid expenses and other current assets	1,080	944

Total current assets	32,574	15,643
Property and equipment, net	128	271
Restricted cash and other assets	290	290

Total assets	$32,992	$16,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$478	$252
Accrued clinical and development expenses	2,677	2,439
Accrued liabilities	1,315	823

Total current liabilities	4,470	3,514
Warrant liability	15,689	7,499
Deferred rent	96	248

Total liabilities	20,255	11,261

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 48,805,008 shares at June 30, 2011 and 33,702,242 shares at December 31, 2010	49	34
Additional paid-in capital	255,418	231,383
Accumulated other comprehensive gain (loss)	(2)	1
Deficit accumulated during the development stage	(242,728)	(226,475)

Total stockholders’ equity	12,737	4,943

Total liabilities and stockholders’ equity	$32,992	$16,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2011
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—	$5,027

Operating expenses:
Research and development	5,068	4,954	11,165	9,421	189,812
General and administrative	1,685	1,005	2,982	2,294	66,479

Total operating expenses	6,753	5,959	14,147	11,715	256,291

Loss from operations	(6,753)	(5,959)	(14,147)	(11,715)	(251,264)
Interest income (expense), net	12	19	15	39	8,334
Other income (expense)	(1,182)	5,679	(2,121)	5,456	734

Net loss	(7,923)	(261)	(16,253)	(6,220)	(242,196)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(7,923)	$(261)	$(16,253)	$(6,220)	$(283,058)

Net loss per common share, basic and diluted	$(0.16)	$(0.01)	$(0.38)	$(0.19)

Weighted average number of shares used in per common share calculations: basic and diluted	48,805	33,638	42,659	33,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		Cumulative Period from October 17, 2001 (date of inception) to June 30, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(16,253)	$(6,220)	$(242,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	265	5,080
Stock-based compensation expense	452	256	39,260
Change in common stock warrant value	2,121	(5,456)	(734)
Amortization of debt issuance costs	—	—	44
Loss on sale of investments, property and equipment	—	—	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(136)	9,210	(765)
Accounts payable	226	191	478
Accrued clinical and development expenses	238	1,039	2,677
Accrued liabilities	492	(10,312)	1,315
Deferred rent	(152)	(102)	96

Net cash used in operating activities	(12,768)	(11,129)	(194,772)

Cash flows from investing activities:
Acquisition of property and equipment	—	(105)	(5,096)
Acquisition of marketable securities	(21,228)	(10,368)	(217,021)
Proceeds from sales and maturities of marketable securities	6,235	16,309	196,037
Restricted cash	—	12	(471)

Net cash provided by (used in) investing activities	(14,993)	5,848	(26,551)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	29,667	76	182,215
Deferred offering costs	—	—	(134)
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	—	—	(3,616)

Net cash provided by financing activities	29,667	76	231,920

Net increase (decrease) in cash and cash equivalents	1,906	(5,205)	10,597
Cash and cash equivalents, beginning of period	8,691	8,934	—

Cash and cash equivalents, end of period	$10,597	$3,729	$10,597

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of ASC 815	$—	$—	$532

Change in unrealized gain (loss) on marketable securities	$(3)	$26	$(2)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At June 30, 2011, the Company had an accumulated deficit of $242.7 million. The Company continues to incur substantial losses and cash outflows from operations since June 30, 2011 and management believes that it will continue to do so for the foreseeable future. On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price equal $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and estimated offering costs. As of August 4, 2011, the Company sold an aggregate of 971,037 shares of common stock at an average price of $2.66 pursuant to the Company’s At Market Issuance Sales Agreement for net proceeds of $2.3 million.

The Company expects to need to raise additional capital or incur indebtedness to continue to fund its future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

The Company’s ability to raise additional funds will depend on its clinical and regulatory events and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if such adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing for the amounts required to execute the Company’s business plans and on terms acceptable to the Company.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The Company does not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(7,923)	$(261)	$(16,253)	$(6,220)

Denominator:
Weighted average common shares outstanding	48,805	33,638	42,659	33,621

Basic and diluted net loss per share	$(0.16)	$(0.01)	$(0.38)	$(0.19)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of June 30,
	2011	2010
Shares issuable upon exercise of warrants	16,643	10,918
Shares issuable upon exercise of stock options	3,580	2,685
Shares issuable related to the ESPP	65	62

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

On October 29, 2010, the Company entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as sales agent. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. On March 11, 2011, the Company filed a prospectus supplement reducing the amount of securities for sale under its shelf registration statement pursuant to the sales agreement. The maximum aggregate gross proceeds from potential future sales of common stock under the existing shelf registration statement are $3.3 million. As of August 4, 2011, the Company sold an aggregate of 971,037 shares of common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock were $2.3 million. The sales of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

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

At June 30, 2011 and December 31, 2010, the Company had warrants outstanding to purchase 3,588,221 shares of common stock from the August 2008 offering. The fair value of these warrants on June 30, 2011 and December 31, 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2011	December 31, 2010
Risk-free interest rate	0.63%	1.02%
Expected life (in years)	2.17	2.66
Dividend yield	—	—
Volatility	82%	94%
Stock price	$1.67	$1.35

During the six months ended June 30, 2011, the change in fair value of $0.2 million related to the August 2008 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At June 30, 2011 and December 31 2010, the Company had warrants outstanding to purchase 7,329,819 shares of common stock from the October 2009 offering. The fair value of these warrants on June 30, 2010 and December 31 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2011	December 31, 2010
Risk-free interest rate	0.91%	1.40%
Expected life (in years)	3.27	3.76
Dividend yield	—	—
Volatility	95%	88%
Stock price	$1.67	$1.35

During the six months ended June 30, 2011 the change in fair value of $1.9 million related to the October 2009 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At June 30, 2011 and March 16, 2011, the Company had warrants outstanding to purchase 5,725,227 shares of common stock from the March 2011 offering. The fair value of these warrants on June 30, 2011 and March 16, 2011 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2011	March 16, 2011
Risk-free interest rate	1.57%	1.87%
Expected life (in years)	4.71	5.0
Dividend yield	—	—
Volatility	93%	89%
Stock price	$1.67	$1.67

On March 16, 2011, the Company determined the fair value of the March 2011 warrants to be $6.1 million and classified that amount of the net proceeds from the March 2011 offering to warrant liability. As of June 30, 2011, the fair value of the March 2011 warrants remained unchanged at $6.1 million.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of June 30, 2011:

(in thousands)	Fair Value as of June 30,	Basis of Fair Value Measurements
	2011	Level 1	Level 2	Level 3
Common stock warrants	$15,689	$—	$—	$15,689

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2010	$7,499
Issuance of common stock warrants related to March 2011 offering	6,069
Change in fair value of common stock warrants during six months ended June 30, 2011	2,121

Balance at June 30, 2011	$15,689

NOTE 4— STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation cost recognized for the three and six months ended June 30, 2011 and 2010 includes compensation cost for all stock-based awards granted or modified after January 1, 2006, that were earned during the three and six months ended June 30, 2011 and 2010, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period. In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee Stock Options
Risk-free interest rate	1.93%	2.34%	1.93%	2.35%
Expected term (in years)	5.96	5.99	5.97	5.99
Dividend yield	—	—	—	—
Volatility	91%	85%	91%	85%
Weighted-average fair value of stock options granted	$1.23	$1.05	$1.23	$1.06

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.5%	0.5%	0.5%	0.5%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	79%	91%	79%	91%
Weighted-average fair value of ESPP purchase rights	$0.84	$0.94	$0.84	$0.94

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.2 million and $0.5 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.3 million of stock based compensation for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $2.5 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.1 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $11,000 and $31,000 for the three and six months ended June 30, 2011, respectively, and $4,000 and $9,000 for the three and six months ended June 30, 2010, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of stock-based compensation:
Research and development	$88	$100	$188	$150
General and administrative	114	117	264	106

	$202	$217	$452	$256

Equity Incentive Plans

2004 Equity Incentive Plan On January 27, 2011 the Board of Directors approved an addition of 1,250,000 shares for issuance under the 2004 Equity Incentive Plan effective January 1, 2011. At June 30, 2011, 1,172,658 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,745,718	$1.36	—	—
Granted	1,051,500	$1.65	—	—
Exercised	(8,895)	$1.17	—	—
Forfeitures	(208,310)	$1.37	—	—

Outstanding at June 30, 2011	3,580,013	$1.44	8.36	$842,397

Vested and expected to vest June 30, 2011	3,526,333	$1.44	8.34	$836,067
Exercisable at June 30, 2011	1,261,392	$1.32	6.79	$459,572

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 were $4,000 and $15,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $10,000 and $21,000 for each of the six months ended June 30, 2011 and 2010, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 27, 2011 the Board of Directors approved an addition of 100,000 shares for issuance under the 2004 Employee Stock Purchase Plan effective January 1, 2011. For the six months ended June 30, 2011, plan participants had purchased 63,658 shares at an average purchase price of $1.03. At June 30, 2011, plan participants had $69,000 withheld to purchase stock on August 14, 2011, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2011, 420,672 shares were authorized and available for issuance under the ESPP.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value as of June 30,	Basis of Fair Value Measurements
(in thousands)	2011	Level 1	Level 2	Level 3
Money market funds	$8,155	$8,155	$—	$—
Certificates of deposit	—	—	—	—
Corporate bonds	8,366	—	8,366	—
U.S.Government securities	5,029	—	5,029	—
Commercial paper	9,925	—	9,925	—

Total cash equivalents and marketable securities	$31,475	$8,155	$23,320	$—

	Fair Value as of December 31,	Basis of Fair Value Measurements
(in thousands)	2010	Level 1	Level 2	Level 3
Money market funds	$4,627	$4,627	$—	$—
Certificates of deposit	245	—	245	—
Corporate bonds	1,663	—	1,663	—
U.S.Government securities	3,202	—	3,202	—
Commercial paper	4,865	—	4,865	—

Total cash equivalents and marketable securities	$14,602	$4,627	$9,975	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2011 and December 31, 2010:

	Unrealized	Unrealized	Unrealized	Unrealized
As of June 30, 2011 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$8,155	$—	$—	$8,155
Certificates of deposit	—	—	—	—
Corporate bonds	8,369	1	(4)	8.366
U.S. Government securities	5,028	1	—	5,029
Commercial paper	9,925	—	—	9,925

	31,477	2	(4)	31,475
Less cash equivalents	(10,578)	—	—	(10,578)

Total marketable securities	$20,899	$2	$(4)	$20,897

As of December 31, 2010 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value

Money market funds	$4,627	$—	$—	$4,627
Certificates of deposit	245	—	—	245
Corporate bonds	1,662	1	—	1,663
U.S. Government securities	3,202	—	—	3,202
Commercial paper	4,865	—	—	4,865

	14,601	1	—	14,602
Less cash equivalents	(8,594)	—	—	(8,594)

Total marketable securities	$6,007	$1	$—	$6,008

There were no realized gains or losses in the three months ended June 30, 2011 and 2010.

As of June 30, 2011, weighted average days to maturity for the Company’s available for sale securities was 120 days, with the longest maturity being June 2012.

The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2011 (in thousands):

	Unrealized Loss	Unrealized Loss
As of June 30, 2011 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Corporate bonds	$5,291	$(4)

The Company determined the fair value of the liability associated with its warrants to purchase 16.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 3— Stockholders’ Equity.

NOTE 6— COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on its unaudited condensed consolidated balance sheets. As of June 30, 2011 the future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2011	$457
2012	106

Total	$563

The Company’s purchase commitments at June 30, 2011 were $2.3 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2011.

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

NOTE 7— COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss), which consists of unrealized gain (losses) on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	$(7,923)	$(7,923)	$(7,923)	$(7,923)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(7,923)	$(261)	$(16,253)	$(6,220)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	1	10	(3)	26

Total comprehensive loss	$(7,922)	$(251)	$(16,256)	$(6,194)

NOTE 8— SUBSEQUENT EVENTS

In July 2011, the Company entered into a noncancelable facility sublease agreement for 28,180 square feet of laboratory space and office space located in South San Francisco, California, which will serve as the Company’s new corporate headquarters. Subject to the consent of the master landlord, the lease will begin on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs associated with the premises, in amounts yet to be determined. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease the Company paid a security deposit of approximately $60,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	potential uses and benefits of TH-302;

•	the progress of our clinical programs, including estimated milestones and anticipated results;

•	estimates of future performance, capital requirements and needs for financing;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights; and

•	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” section in Part II of this quarterly report on Form 10-Q. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking statements. You should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors and the bone marrows of some hematologic malignancies (blood cancers) as novel treatments for patients living with cancer. The microenvironment of these tissues is characterized by, among other things, hypoxia or lack of oxygen. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of patients with solid tumors and hematological malignancies and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our hypoxia activated prodrug (“HAP”) product candidates, including TH-302, are designed to specifically target the hypoxic microenvironment of tumors by selective activation of the prodrug to release a potent cytotoxin.

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

In June 2011, at the American Society for Clinical Oncology (ASCO) 2011 annual meeting, we presented updated top-line results from our 403 trial in patients with previously untreated metastatic or unresectable locally advanced soft tissue sarcoma treated with doxorubicin plus TH-302 at the maximum tolerated dose of 300 mg/m2. Sixty-two patients were included in the analysis including 60 patients with at least one evaluable post-treatment tumor assessment. Best responses were: 1 complete response, 18 partial responses and 32 patients with stable disease for an overall response rate of 32% and a stable disease or better rate of 85%. In addition to the reported response rates, median progression free survival was 6.4 months (95% confidence interval: 5.6 to 8.1 months). Six of the 60 patients continue on study after a median of 15 cycles. The median overall survival was 16.1 months (95% confidence interval: 10.4 months to not reached). We have reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma. As part of the Special Protocol Assessment (SPA) submission, the FDA has agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We expect to initiate the pivotal Phase 3 trial in the third quarter of 2011.

We also initiated two clinical studies in the second quarter of 2010: a randomized, controlled Phase 2 trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer (404 trial) and a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias (407 trial). In June 2011, we completed patient enrollment in our randomized Phase 2 trial and expect to report top line efficacy results at the end of 2011. We reported top-line results from the Phase 1 open label clinical trial in advanced leukemias in the fourth quarter of 2010 and expect to report updated top line results in the second half of 2011. In June 2011, we initiated a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib (Sutent®) in patients with advanced renal cell carcinoma, gastrointestinal stromal tumors or pancreatic neuroendocrine tumors. In July 2011 we announced a physician initiated clinical trial of TH-302 administered in combination with bevacizumab (Avastin®) in patients with recurrent high grade astrocytoma including glioblastoma.

We are working to broaden the applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1 million. During the six months ended June 30, 2011 we raised net proceeds of $1.8 million through the sale of common stock pursuant to our at market issuance facility. In March 2011, we completed an offering of common stock and warrants that raised net proceeds of approximately $27.8 million, which includes underwriter discounts and estimated offering costs. As of June 30, 2011 we had cash, cash equivalents and marketable securities of $31.5 million. Our net loss for the three months ended June 30, 2011 was $7.9 million and our cumulative net loss since our inception through June 30, 2011 was $242.7 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2011 compared to 2010 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of June 30, 2011 will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we start in 2011. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for the three months and six months ended June 30, 2011 and 2010.

Research and Development. Research and development expenses were $5.1 million for the three months ended June 30, 2011 compared to $5.0 million for the three months ended June 30, 2010. The $0.1 million increase in expenses is due primarily to a $0.2 million increase in clinical development expenses. Research and development expenses were $11.2 million for the six months ended June 30, 2011 compared to $9.4 million for the six months ended June 30, 2010. The $1.7 million increase in expenses is due primarily to a $1.8 million increase in clinical and development expenses.

Research and development expenses by project (in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
TH-302	$4,195	$3,866	$9,315	$7,361
Discovery research	873	1,088	1,850	2,060

Total research and development expenses	$5,068	$4,954	$11,165	$9,421

Research and development expenses associated with TH-302 were $4.2 million for the three months ended June 30, 2011 and $3.9 million for the three months ended June 30, 2010. Research and development expenses associated with TH-302 were $9.3 million for the six months ended June 30, 2010 and $7.4 million for the six months ended June 30, 2009. TH-302 continues to progress through the 403 trial, the 404 trial and the 407 trial. The 403 and 404 trials were expanded and enrollment of patients was completed in the second quarter of 2011. Enrollment in the 407 trial continues to progress, with top-line results expected in the second half of 2011. In addition we expect to initiate a pivotal Phase 3 trial in patients with soft tissue sarcoma in the third quarter of 2011 that would increase our research and development expenses associated with TH-302.

Discovery research and development expenses were $0.9 million for the three months ended June 30, 2011 compared to $1.1 million for the three months ended June 30, 2010, and were $1.9 million for the six months ended June 30, 2011 compared to $2.1 million for the six months ended June 30, 2010. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

General and Administrative. General and administrative expenses were $1.7 million for the three months ended June 30, 2011, compared to $1.0 million for the three months ended June 30, 2010. The $0.7 million increase was primarily due to a $0.3 million increase in consulting expenses, $0.2 million increase in facilities expense and a $0.2 million increase in personnel related expenses. General and administrative expenses were $3.0 million for the six months ended June 30, 2011, compared to $2.3 million for the six months ended June 30, 2010. The increase of $0.7 million was primarily due to $0.4 million increase in personnel related expenses, $0.2 million increase in facilities expense and $0.2 million in consulting expenses. General and administrative expenses are expected to increase in 2011 compared to 2010.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended June 30, 2011 was $12,000 compared to $20,000 of interest income for 2010. Interest income (expense), net for the six months ended June 30, 2011 was $15,000 of interest income compared to $40,000 of interest income for 2010.

Other Income (Expense)

Other income (expense) was non-cash expense of $1.2 million and $2.1 million, for the three and six months ended June 30, 2011, respectively, compared to non-cash income of $5.7 million and $5.5 million, for the three and six months ended June 30, 2010, respectively. The non-cash expense for the three and six months ended June 30, 2011 compared to the non-cash income for the three and six months ended June 30, 2010, respectively, was due to the increase in fair value of the 10.9 million outstanding common stock warrants during the six months ended June 30, 2011. As of June 30, 2011, the fair value of the warrants to purchase 5.7 million shares of common stock related to our recently completed registered direct offering in March 2011 did not change from the initial valuation of the warrants in March 2011. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $242.7 million since inception through June 30, 2011. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock and warrants exercisable for a total of 3,588,221 shares of our common stock raising net proceeds of $16.8 million. On October 5, 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock and warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate net proceeds of $33.1 million.

During the six months ended June 30, 2011 we sold 717,132 shares of our common stock at an average price of $2.83 pursuant to our at market issuance facility, for net proceeds of $1.8 million. In March 2011, we sold to certain investors an aggregate of 14,313,081 shares of our common stock for a purchase price equal to $2.05 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of 5,725,227 shares of our common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. The warrants have an exercise price equal to $2.46 per share. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and estimated offering costs.

We had cash, cash equivalents and marketable securities of $31.5 million and $14.7 million at June 30, 2011 and December 31, 2010, respectively, available to fund operations.

Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was $12.8 million and $11.1 million, respectively. The increase of $1.7 million in cash used in operations was primarily attributable to an increase in research and development spending associated with TH-302.

Net cash used in investing activities for the six months ended June 30, 2011 was $15.0 million compared with net cash provided by investing activities of $5.8 million for the six months ended June 30, 2010. The $20.8 million decrease in cash provided by investing activities was due primarily to the excess of proceeds used in the purchase of marketable securities over proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the three months ended June 30, 2011 and 2010 was $29.7 million and $0.1 million, respectively. The $29.6 million increase in cash provided by financing activities was primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering and $1.8 million net proceeds from equity issuance pursuant to our at market issuance facility.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

In July 2011, we entered into a noncancelable facility sublease agreement for 28,180 square feet of laboratory space and office space located in South San Francisco, California, which will serve as our new corporate headquarters. Subject to consent by the master landlord, the lease will begin on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires us to pay certain taxes, assessments, fees and other costs associated with the premises, in amounts yet to be determined. We will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease we paid a security deposit of approximately $60,000.

During the six months ended June 30, 2011, there have been no other significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with Securities and Exchange Commission (“SEC”) on March 24, 2011.

At Market Issuance Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of December 31, 2010 we had not sold any stock pursuant to the sales agreement. On March 11, 2011, we filed a prospectus supplement reducing the amount of securities for sale under our shelf registration statement pursuant to the sales agreement. The maximum aggregate gross proceeds from potential future sales of common stock under our existing shelf registration statement are $3.3 million. As of August 4, 2011, we sold an aggregate of 971,037 shares of our common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock were $2.3 million. The sales of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

We expect annual 2011 cash requirements to be in the range of $27 million to $29 million. We believe that our cash, cash equivalents and marketable securities as of June 30, 2011 will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete any new clinical trials that we start in 2011. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Based on their evaluation as of June 30, 2011, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial and accounting officer have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2011 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We have obtained an agreement with the Food and Drug Administration, or FDA, following a special protocol assessment, or SPA, for the registration trial for TH-302 for the treatment of soft tissue sarcoma in the United States. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2011, we had a net loss of $16.3 million and our cumulative net loss since our inception through June 30, 2011 was $242.7 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2011 will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete existing clinical trials, start new trials, or to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

As of June 30, 2011, we had 33 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We need to have sufficient TH-302 API and drug product to meet the clinical supply demands of our clinical trials. Additional clinical trial material continues to be manufactured as required. We have ordered additional API and drug product; however, we have experienced delays in the receipt of satisfactory drug product, and additional delays in the receipt of satisfactory drug product could cause delays in our clinical trials, which would harm our business. In addition, we will need to obtain additional supplies of TH-302 API and drug product to complete our ongoing studies and any other additional trials. The need for additional supplies may require manufacturing process improvements in TH-302 API and drug product. Changes to the formulation of TH-302 for our clinical trials may also require bridging studies to demonstrate the comparability of the new formulation with the old. These studies may delay our clinical trials and may not be successful. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

As of July 31, 2011, our officers, directors and other affiliates beneficially owned approximately 16.5% of our outstanding common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	The XBRL information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: August 4, 2011	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2011	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	The XBRL information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.