Form 10-Q
period 2011-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2011-11-03
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

On October 31, 2011, there were 49,128,475 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2011

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, tradenames and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2011	December 31, 2010 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,076	$8,691
Marketable securities	19,211	6,008
Prepaid expenses and other current assets	830	944

Total current assets	26,117	15,643
Property and equipment, net	409	271
Restricted cash and other assets	349	290

Total assets	$26,875	$16,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$305	$252
Accrued clinical and development expenses	3,461	2,439
Accrued liabilities	1,621	823

Total current liabilities	5,387	3,514
Warrant liability	12,030	7,499
Deferred rent	4	248

Total liabilities	17,421	11,261
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 49,128,475 shares at September 30, 2011 and 33,702,242 shares at December 31, 2010	49	34
Additional paid-in capital	256,267	231,383
Accumulated other comprehensive gain (loss)	(9)	1
Deficit accumulated during the development stage	(246,853)	(226,475)

Total stockholders’ equity	9,454	4,943

Total liabilities and stockholders’ equity	$26,875	$16,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2011
	2011	2010	2011	2010
Revenue	$—	$—	$—	$—	$5,027

Operating expenses:
Research and development	6,481	4,773	17,646	14,194	196,293
General and administrative	1,308	1,297	4,290	3,591	67,787

Total operating expenses	7,789	6,070	21,936	17,785	264,080

Loss from operations	(7,789)	(6,070)	(21,936)	(17,785)	(259,053)
Interest income (expense), net	5	14	20	53	8,339
Other income (expense)	3,659	148	1,538	5,604	4,393

Net loss	(4,125)	(5,908)	(20,378)	(12,128)	(246,321)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(40,862)

Net loss attributable to common stockholders	$(4,125)	$(5,908)	$(20,378)	$(12,128)	$(287,183)

Net loss per common share, basic and diluted	$(0.08)	$(0.18)	$(0.45)	$(0.36)

Weighted average number of shares used in per common share calculations: basic and diluted	49,052	33,672	44,812	33,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Cumulative Period from October 17, 2001 (date of inception) to September 30, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(20,378)	$(12,128)	$(246,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	399	5,231
Stock-based compensation expense	743	509	39,551
Change in common stock warrant value	(1,538)	(5,604)	(4,393)
Amortization of debt issuance costs	—	—	44
(Gain) loss on sale of investments, property and equipment	(15)	—	(42)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	55	9,326	(574)
Accounts payable	53	187	305
Accrued clinical and development expenses	1,022	611	3,461
Accrued liabilities	798	(10,336)	1,621
Deferred rent	(244)	(171)	4

Net cash used in operating activities	(19,109)	(17,207)	(201,113)

Cash flows from investing activities:
Acquisition of property and equipment	(317)	(108)	(5,413)
Acquisition of marketable securities	(26,406)	(12,562)	(222,199)
Proceeds from sales and maturities of marketable securities	12,993	24,729	202,795
Restricted cash	—	12	(471)

Net cash provided by (used in) investing activities	(13,730)	12,071	(25,288)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	30,224	141	182,772
Deferred offering costs	—	—	(134)
Proceeds from issuance of notes payable	—	—	3,616
Repayment of notes payable	—	—	(3,616)

Net cash provided by financing activities	30,224	141	232,477

Net increase (decrease) in cash and cash equivalents	(2,615)	(4,995)	6,076
Cash and cash equivalents, beginning of period	8,691	8,934	—

Cash and cash equivalents, end of period	$6,076	$3,939	$6,076

Supplemental schedule of non-cash investing and financing activities
Deferred stock-based compensation	$—	$—	$19,511

Cumulative effect of change in accounting principle — Reclassification of common stock warrants to liability upon adoption of ASC 815	$—	$—	$532

Change in unrealized gain (loss) on marketable securities	$(10)	$28	$(9)

Conversion of redeemable preferred stock	$—	$—	$49,839

Dividend related to beneficial conversion feature of redeemable convertible preferred stock.	$—	$—	$40,862

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

Liquidity

The Company is focused on the development of TH-302, which is in Phase 1, Phase 2 and Phase 3 clinical trials, as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since its inception. At September 30, 2011, the Company had an accumulated deficit of $246.8 million. The Company continues to incur substantial losses and cash outflows from operations since September 30, 2011 and management believes that it will continue to do so for the foreseeable future. On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price equal $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and offering costs. For the nine months ended September 30, 2011, the Company sold an aggregate of 971,037 shares of common stock at an average price of $2.66 pursuant to the Company’s At Market Issuance Sales Agreement for net proceeds of $2.3 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(4,125)	$(5,908)	$(20,378)	$(12,128)

Denominator:
Weighted average common shares outstanding	49,052	33,672	44,812	33,638

Basic and diluted net loss per share	$(0.08)	$(0.18)	$(0.45)	$(0.36)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of September 30,
	2011	2010
Shares issuable upon exercise of warrants	16,643	10,918
Shares issuable upon exercise of stock options	3,531	2,710
Shares issuable related to the ESPP	40	40

NOTE 3 — STOCKHOLDERS’ EQUITY

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

On October 29, 2010, the Company entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as sales agent. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. On March 11, 2011, the Company filed a prospectus supplement reducing the amount of securities for sale under its shelf registration statement pursuant to the sales agreement. The maximum aggregate gross proceeds from potential future sales of common stock under the existing shelf registration statement are $3.3 million. For the nine months ended September 30, 2011 the Company sold an aggregate of 971,037 shares of common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock were $2.3 million. The sales of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

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

At September 30, 2011 and December 31, 2010, the Company had warrants outstanding to purchase 3,588,221 shares of common stock from the August 2008 offering. The fair value of these warrants on September 30, 2011 and December 31, 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2011	December 31, 2010
Risk-free interest rate	0.25%	1.02%
Expected life (in years)	1.92	2.66
Dividend yield	—	—
Volatility	75%	94%
Stock price	$01.44	$1.35

During the nine months ended September 30, 2011, the change in fair value of $0.7 million related to the August 2008 warrants was recorded as other income in the Company’s consolidated statement of operations.

At September 30, 2011 and December 31 2010, the Company had warrants outstanding to purchase 7,329,819 shares of common stock from the October 2009 offering. The fair value of these warrants on September 30, 2011 and December 31 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2011	December 31, 2010
Risk-free interest rate	0.42%	1.40%
Expected life (in years)	3.02	3.76
Dividend yield	—	—
Volatility	96%	88%
Stock price	$1.44	$1.35

During the nine months ended September 30, 2011 the change in fair value of $0.4 million related to the October 2009 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At September 30, 2011 and March 16, 2011, the Company had warrants outstanding to purchase 5,725,227 shares of common stock from the March 2011 offering. The fair value of these warrants on September 30, 2011 and March 16, 2011 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2011	March 16, 2011
Risk-free interest rate	0.96%	1.87%
Expected life (in years)	4.46	5.0
Dividend yield	—	0
Volatility	92%	89%
Stock price	$1.44	$1.67

On March 16, 2011, the Company determined the fair value of the March 2011 warrants to be $6.1 million and classified that amount of the net proceeds from the March 2011 offering to warrant liability. As of September 30, 2011, the change in fair value of $1.2 million related to March 2011 warrants was recorded as other income in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of September 30, 2011:

(in thousands)	Fair Value as of September 30, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Common stock warrants	$12,030	$0	$0	$12,030

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2010	$7,499
Issuance of common stock warrants related to March 2011 offering	6,069
Change in fair value of common stock warrants during nine months ended September 30, 2011	(1,538)

Balance at September 30, 2011	$12,030

NOTE 4 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation cost recognized for the three and nine months ended September 30, 2011 and 2010 includes compensation cost for all stock-based awards granted or modified after January 1, 2006, that were earned during the three and nine months ended September 30, 2011 and 2010, based on the recognition of the grant date fair value estimated in accordance with ASC 718 over the service period, which is generally the vesting period. In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee Stock Options
Risk-free interest rate	—	2.11%	1.93%	2.35%
Expected term (in years)	—	6.08	5.97	5.99
Dividend yield	—	—	—	—
Volatility	—	86%	91%	85%
Weighted-average fair value of stock options granted	$—	$0.72	$1.23	$1.05

Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.13%	0.35%	0.15%	0.40%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	80%	86%	80%	88%
Weighted-average fair value of ESPP purchase rights	$0.66	$0.69	$0.66	$0.80

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.3 million and $0.7 million of stock-based compensation expense related to stock options and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three and nine months ended September 30, 2011, respectively, and $0.3 million and $0.5 million of stock based compensation for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $2.3 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.9 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $20,000 and $51,000 for the three and nine months ended September 30, 2011, respectively, and $4,000 and $13,000 for the three and nine months ended September 30, 2010, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Amortization of stock-based compensation:
Research and development	$141	$98	$328	$248
General and administrative	151	155	415	261

	$292	$253	$743	$509

Equity Incentive Plans

2004 Equity Incentive Plan On January 27, 2011 the Board of Directors approved an addition of 1,250,000 shares for issuance under the 2004 Equity Incentive Plan effective January 1, 2011. At September 30, 2011, 1,219,284 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,745,718	$1.36	—	—
Granted	1,051,500	$1.65	—	—
Exercised	(11,603)	$1.24	—	—
Forfeitures	(254,936)	$1.38	—	—

Outstanding at September 30, 2011	3,530,679	$1.44	8.15	$267,640

Vested and expected to vest September 30, 2011	3,488,732	$1.44	8.13	$267,408
Exercisable at September 30, 2011	1,476,764	$1.34	6.90	$217,115

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 were $6,000 and $15,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $14,000 and $21,000 for each of the nine months ended September 30, 2011 and 2010, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 27, 2011 the Board of Directors approved an addition of 100,000 shares for issuance under the 2004 Employee Stock Purchase Plan effective January 1, 2011. For the nine months ended September 30, 2011, plan participants had purchased 130,512 shares at an average purchase price of $1.03. At September 30, 2011, plan participants had $44,000 withheld to purchase stock on February 14, 2012, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At September 30, 2011, 353,818 shares were authorized and available for issuance under the ESPP.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

(in thousands)	Fair Value as of September 30, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Money market funds	$3,502	$3,502	$—	$—
Certificates of deposit	—	—	—	—
Corporate bonds	6,793	—	6,793	—
U.S.Government securities	8,690	—	8,690	—
Commercial paper	6,177	—	6,177	—

Total cash equivalents and marketable securities	$25,162	$3,502	$21,660	$—

(in thousands)	Fair Value as of December 31, 2010	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Money market funds	$4,627	$4,627	$—	$—
Certificates of deposit	245	—	245	—
Corporate bonds	1,663	—	1,663	—
U.S.Government securities	3,202	—	3,202	—
Commercial paper	4,865	—	4,865	—

Total cash equivalents and marketable securities	$14,602	$4,627	$9,975	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2011 and December 31, 2010:

As of September 30, 2011 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,502	$—	$—	$3,502
Certificates of deposit	—	—	—	—
Corporate bonds	6,803	—	(10)	6,793
U.S. Government securities	8,689	2	(1)	8,690
Commercial paper	6,177	—	—	6,177

	25,171	2	(11)	25,162
Less cash equivalents	(5,951)	—	—	(5,951)

Total marketable securities	$19,220	$2	$(11)	$19,211

As of December 31, 2010 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,627	$—	$—	$4,627
Certificates of deposit	245	—	—	245
Corporate bonds	1,662	1	—	1,663
U.S. Government securities	3,202	—	—	3,202
Commercial paper	4,865	—	—	4,865

	14,601	1	—	14,602
Less cash equivalents	(8,594)	—	—	(8,594)

Total marketable securities	$6,007	$1	$—	$6,008

There were no realized gains or losses in the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, weighted average days to maturity for the Company’s available for sale securities was 110 days, with the longest maturity being June 2012.

The following table provides the breakdown of the marketable securities with unrealized losses at September 30, 2011 (in thousands):

	In loss position for less than twelve months
As of September 30, 2011 (in thousands):	Fair Value	Unrealized Loss
Corporate bonds	$6,793	$(10)
U.S. Government securities	2,218	(1)
Total marketable securities	$9,011	$(11)

The Company determined the fair value of the liability associated with its warrants to purchase 16.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 3— Stockholders’ Equity.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on its unaudited condensed consolidated balance sheets. In July 2011, the Company entered into a noncancelable facility sublease agreement for 28,180 square feet of laboratory space and office space located in South San Francisco, California, which will serve as the Company’s new corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs associated with the premises, in amounts yet to be determined. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease the Company paid a security deposit of approximately $60,000.

As of September 30, 2011 the future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2011	$39
2012	585
2013	624
2014	641
2015	663
2016	691
2017	234

Total	$3,477

The Company’s purchase commitments at September 30, 2011 were $2.1 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2011.

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

NOTE 7 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive gain (loss), which consists of unrealized gain (losses) on the Company’s available-for-sale securities. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Net loss	$(4,125)	$(5,908)	$(20,378)	$(12,128)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(7)	2	(10)	28

Total comprehensive loss	$(4,132)	$(5,906)	$(20,388)	$(12,100)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	potential uses and benefits of TH-302;

•	the progress of our clinical programs, clinical trial plans, timelines, including estimated milestones and anticipated results;

•	estimates of future performance, capital requirements and needs for financing;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights; and

•	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities.

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

Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on TH-302, for which we have exclusive worldwide marketing rights. TH-302, which we discovered, is a novel drug candidate that is activated under severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are believed to be present in all solid tumors. TH-302 is currently in Phase 1, Phase 2 and Phase 3 clinical trials. In June 2010, we reported updated top-line results from the Phase 1 monotherapy trial of TH-302 (401 trial) including updated data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We also reported updated top-line interim results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302 (402 trial) and in patients with soft tissue sarcoma treated with doxorubicin plus TH-302 (403 trial). In October 2010, we reported updated top-line results from our Phase 1/2 combination therapy trial, including updated data in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302. We reported updated top-line results from the Phase 1 monotherapy and Phase 1/2 combination therapy trials in the fourth quarter of 2010, including updated data in patients with soft tissue sarcoma treated with doxorubicin plus TH-302.

In June 2011, at the American Society for Clinical Oncology 2011 annual meeting, we presented updated top-line results from our 403 trial in patients with previously untreated metastatic or unresectable locally advanced soft tissue sarcoma treated with doxorubicin plus TH-302 at the maximum tolerated dose of 300 mg/m2. In October 2011, at the Connective Tissue Oncology Society 2011 annual meeting, we presented updated top-line results from our 403 trial. Ninety-one patients were included in the analyses including 89 patients with at least one evaluable post-treatment tumor assessment. Best responses were: 2 complete responses, 30 partial responses and 43 patients with stable disease for an overall response rate of 36% and a stable disease or better rate of 84%. In addition to the reported response rates, median progression free survival was 6.7 months (95% confidence interval: 6.2 to 8.1 months) and the 6-month progression-free rate was 63%. The median overall survival was 17.5 months (95% confidence interval: 16.1 months to not reached) and the 12-month survival rate was 70%. We have reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma (406 trial). As part of the Special Protocol Assessment (SPA) submission, the FDA has agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We initiated the pivotal Phase 3 trial in the third quarter of 2011 and expect to provide an update on the interim analysis from this trial around the end of 2012.

We also initiated two clinical studies in the second quarter of 2010: a randomized, controlled Phase 2 trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer (404 trial) and a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias (407 trial). In June 2011, we completed patient enrollment in our randomized Phase 2 trial and expect to report top line efficacy results around the end of 2011. We reported top-line results from the Phase 1 open label clinical trial in advanced leukemias in the fourth quarter of 2010 and expect to report updated top line results by the end of 2011. In June 2011, we initiated a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib (Sutent®) in patients with advanced renal cell carcinoma, gastrointestinal stromal tumors or pancreatic neuroendocrine tumors. In July 2011 we announced a physician initiated clinical trial of TH-302 administered in combination with bevacizumab (Avastin®) in patients with recurrent high grade astrocytoma including glioblastoma.

We are working to broaden the applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the sale of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1 million. During the nine months ended September 30, 2011 we raised net proceeds of $2.3 million through the sale of common stock pursuant to our at the market stock issuance facility. In March 2011, we completed an offering of common stock and warrants that raised net proceeds of approximately $27.8 million, which includes underwriter discounts and offering costs. As of September 30, 2011 we had cash, cash equivalents and marketable securities of $25.3 million. Our net loss for the three months ended September 30, 2011 was $4.1 million and our cumulative net loss since our inception through September 30, 2011 was $246.8 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2011 compared to 2010 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect that our cash, cash equivalents and marketable securities as of September 30, 2011 will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current ongoing clinical trials and conducting research and discovery efforts toward additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete our ongoing clinical trials, including our Phase 3 trial of TH-302, and any new clinical trials . Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. No revenue was recognized for the three months and nine months ended September 30, 2011 and 2010.

Research and Development. Research and development expenses were $6.5 million for the three months ended September 30, 2011 compared to $4.8 million for the three months ended September 30, 2010. The $1.7 million increase in expenses is due primarily to a $1.4 million increase in clinical development expenses and $0.2 million in consulting expenses. Research and development expenses were $17.6 million for the nine months ended September 30, 2011 compared to $14.2 million for the nine months ended September 30, 2010. The $3.4 million increase in expenses is due primarily to a $3.2 million increase in clinical and development expenses and $0.1 million in consulting expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and development expenses by project (in thousands)	2011	2010	2011	2010
TH-302	$5,501	$4,369	$14,815	$11,730
Discovery research	980	404	2,831	2,464

Total research and development expenses	$6,481	$4,773	$17,646	$14,194

Research and development expenses associated with TH-302 were $5.5 million for the three months ended September 30, 2011 and $4.4 million for the three months ended September 30, 2010. Research and development expenses associated with TH-302 were $14.8 million for the nine months ended September 30, 2011 and $11.7 million for the nine months ended September 30, 2010. TH-302 continues to progress through the 403 trial, the 404 trial and the 407 trial. The 403 and 404 trials were expanded and enrollment of patients was completed in the second quarter of 2011. In October 2011, we reported updated top-line results for the 403 trial and expect to report top-line results for the 404 trial around the end of 2011. Enrollment in the 407 trial continues to progress, with top-line results expected by the end of 2011. In addition, we initiated a pivotal Phase 3 trial in patients with soft tissue sarcoma in the third quarter of 2011 that increased our research and development expenses associated with TH-302.

Discovery research and development expenses were $1.0 million for the three months ended September 30, 2011 compared to $0.4 million for the three months ended September 30, 2010, and were $2.8 million for the nine months ended September 30, 2011 compared to $2.5 million for the nine months ended September 30, 2010. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

General and Administrative. General and administrative expenses were $1.3 million for the three months ended September 30, 2011, compared to $1.3 million for the three months ended September 30, 2010. General and administrative expenses were $4.3 million for the nine months ended September 30, 2011, compared to $3.6 million for the nine months ended September 30, 2010. The increase of $0.7 million was primarily due to $0.4 million increase in personnel related expenses, $0.2 million increase in consulting expense and $0.1 million in noncash stock-based compensation expense. General and administrative expenses are expected to increase in 2011 compared to 2010.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended September 30, 2011 was $5,000 compared to $14,000 of interest income for 2010. Interest income (expense), net for the nine months ended September 30, 2011 was $20,000 of interest income compared to $53,000 of interest income for 2010.

Other Income (Expense)

Other income (expense) was non-cash income of $3.7 million and $1.5 million, for the three and nine months ended September 30, 2011, respectively, compared to non-cash income of $0.1 million and $5.6 million, for the three and nine months ended September 30, 2010, respectively. The non-cash income for the three and nine months ended September 30, 2011 compared to the non-cash income for the three and nine months ended September 30, 2010, respectively, was due to the decrease in fair value of the 16.6 million outstanding common stock warrants during the nine months ended September 30, 2011. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have incurred net losses of $246.8 million since inception through September 30, 2011. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock and warrants exercisable for a total of 3,588,221 shares of our common stock raising net proceeds of $16.8 million. On October 5, 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock and warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate net proceeds of $33.1 million.

During the nine months ended September 30, 2011 we sold 971,037 shares of our common stock at an average price of $2.66 pursuant to our at the market stock issuance facility, for net proceeds of $2.3 million. In March 2011, we sold to certain investors an aggregate of 14,313,081 shares of our common stock for a purchase price equal to $2.05 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of 5,725,227 shares of our common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. The warrants have an exercise price equal to $2.46 per share. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and offering costs.

We had cash, cash equivalents and marketable securities of $25.3 million and $14.7 million at September 30, 2011 and December 31, 2010, respectively, available to fund operations.

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $19.1 million and $17.2 million, respectively. The increase of $1.9 million in cash used in operations was primarily attributable to an increase in research and development spending associated with TH-302.

Net cash used in investing activities for the nine months ended September 30, 2011 was $13.7 million compared with net cash provided by investing activities of $12.1 million for the nine months ended September 30, 2010. The $25.8 million decrease in cash provided by investing activities was due primarily to the excess of proceeds used in the purchase of marketable securities over proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the three months ended September 30, 2011 and 2010 was $30.2 million and $0.1 million, respectively. The $30.1 million increase in cash provided by financing activities was primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering and $2.3 million net proceeds from equity issuances pursuant to our at the market stock issuance facility.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets. In July 2011, we entered into a noncancelable facility sublease agreement for 28,180 square feet of laboratory space and office space located in South San Francisco, California, which will serve as our new corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires us to pay certain taxes, assessments, fees and other costs associated with the premises, in amounts yet to be determined. We will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease we paid a security deposit of approximately $60,000.

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of September 30, 2011 are as follows (in thousands):

	Remainder of current year (2011)	One to three years (2012 to 2013)	Four to five years (2014 to 2015)	After five Years	Total
Facilities leases	$39	$1,209	$1,304	$925	$3,477
Purchase commitments	2,124	—	—	—	2,124

Total	$2,163	$1,209	$1,304	$925	$5,601

At the Market Stock Issuance Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with McNicoll, Lewis & Vlak LLC, or MLV, pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of December 31, 2010 we had not sold any stock pursuant to the sales agreement. On March 11, 2011, we filed a prospectus supplement reducing the amount of securities for sale under our shelf registration statement pursuant to the sales agreement. The maximum aggregate gross proceeds from potential future sales of common stock under our existing shelf registration statement are $3.3 million. For the nine months ended September 30, 2011, we sold an aggregate of 971,037 shares of our common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock were $2.3 million. The sales of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

We expect annual 2011 cash requirements to be in the range of $28 million to $30 million. We believe that our cash, cash equivalents and marketable securities as of September 30, 2011 will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete our ongoing clinical trials, including our Phase 3 trial of TH-302, and any new clinical trials. We intend to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend on the outcome of our clinical trials and other clinical and regulatory events as well as factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Based on their evaluation as of September 30, 2011, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2011 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Delays in our clinical trials could result in us not achieving anticipated milestones when expected, increased costs and delay our ability to obtain regulatory approval and commercialize our product candidates.

Delays in our clinical trial enrollment or in the progression of our clinical trials could result in us not meeting previously announced milestones and could materially impact our product development costs and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•	adverse safety events experienced during our clinical trials;

•	a lower than expected frequency of clinical trial events;

•	delays in obtaining clinical materials;

•	slower than expected patient recruitment to participate in clinical trials;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval; and

•	delays in obtaining regulatory approval to commence new trials.

If we do not successfully complete our clinical trials on schedule, the price of our common stock may decline.

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

Our product candidates are designed to target the microenvironment of solid tumors by, in the case of TH-302, harnessing hypoxia for selective toxin activation. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable drugs.

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

The formulation of TH-302 that we have used and are using for some of our clinical trials is subject to storage and handling requirements that may not be suitable for commercial product. We have developed another formulation of TH-302 that may be suitable for commercial product, but there can be no assurance that it will be. If we are not able to develop a commercial formulation, we may delay registration of TH-302.

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

We are a development stage company with a limited operating history and no current source of revenue from the sale of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2011, we had a net loss of $20.4 million and our cumulative net loss since our inception through September 30, 2011 was $246.8 million. Clinical trials are costly. We do not expect to generate any revenue from the sale of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2011 will be sufficient to fund our projected operating requirements into the third quarter of 2012, including prosecuting our current clinical trials, conducting research and discovery efforts towards additional product candidates, working capital and general corporate purposes. We expect that we will need to raise additional capital to complete existing clinical trials, including our Phase 3 trial of TH-302, start new trials, or to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

We expect to need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend, in part on the outcome of our clinical trials and other clinical and regulatory events, as well as factors related to financial, economic, and market conditions, entry into collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, we may have to delay, reduce the scope of or eliminate some of our research and development, which could delay the time to market for any of our product candidates, if adequate funds are not available.

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

As of September 30, 2011, we had 30 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Exhibit Number	Description

10.1	Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	This information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: November 3, 2011	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

+	This information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.