Form 10-K
period 2011-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2012-03-15
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-32979

THRESHOLD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)
170 Harbor Way, Suite 300, South San Francisco, CA 94080	94063
(Address of principal executive office)	(Zip Code)

(650) 474-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) if the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.001 Par Value Series A Participating Preferred Stock	NASDAQ Capital Market NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the act:    None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2011 was approximately $67,975,478.

On February 29, 2012 there were 51,532,272 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 17, 2011, or the Proxy Statement, are incorporated herein by reference into Part III.

Threshold Pharmaceuticals, Inc.

PART I

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “possible”, “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	our ability to commence, conduct and complete, and the timing of the commencement, conduct and completion of clinical trials for TH-302 and any additional compounds we develop;

•	our financial condition and potential milestone payments we may receive under our license and co-development agreement with Merck KGaA;

•	the success of any clinical trials that we commence;

•	the timing of results of our clinical trials;

•	our receipt and the timing of regulatory approvals, and our satisfaction of ongoing regulatory review;

•	our ability to establish and maintain intellectual property rights in our product candidates;

•	our ability to timely develop a formulation of TH-302 that will be suitable for commercial production;

•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;

•	the ability of our licensee of glufosfamide to develop, manufacture, market and otherwise commercialize glufosfamide, and to raise sufficient funds to commence clinical development;

•	our research and development activities, including development of new product candidates, and projected expenditures;

•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;

•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;

•	our ability to obtain licenses to any necessary third party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash needs and ability to raise capital when needed; and

•	our financial performance.

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

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors and the bone marrows of some hematologic malignancies (blood cancers) as novel treatments for patients living with cancer. The microenvironment of these tissues is characterized by, among other things, hypoxia or lack of oxygen. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of patients with solid tumors and hematological malignancies and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our hypoxia activated prodrug (“HAP”) product candidates, including TH-302, are designed to specifically target the hypoxic microenvironment of tumors by selective activation of the prodrug to release a potent cytotoxin. Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on TH-302, for which we entered a license and co-development agreement with Merck KGaA for worldwide development and commercialization. TH-302, which we discovered, is a novel drug candidate that is activated under severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are believed to be present in all solid tumors and hematologic malignancies.

TH-302 is currently in Phase 1, Phase 2 and Phase 3 clinical trials. The development plan for TH-302 is designed to investigate the efficacy and safety across a broad range of solid tumors and hematologic malignancies. We reported updated top-line results from the initial Phase 1 monotherapy trial of TH-302 (401 trial) including indication-specific data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We have also reported results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 in solid tumors involving combining TH-302 with doxorubicin, gemcitabine, docetaxel and pemetrexed. We have also reported results from our clinical study of TH-302 in patients with advanced leukemias (407 trial) and initiated a clinical study of TH-302 in patients with multiple myeloma (408 trial). In addition, investigations have been initiated to explore the combination of TH-302 with anti-angiogenic therapies including a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib (Sutent®) in patients with advanced renal cell carcinoma or gastrointestinal stromal tumors (410 trial) and physician initiated clinical trial of TH-302 administered in either combination with bevacizumab (Avastin®) in patients with recurrent high grade astrocytoma including glioblastoma or in combination with pazopanib (Votrient®) in patients with solid tumors.

In January 2011, we reported updated top-line results from our Phase 1/2 combination clinical trials in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302 (402 trial). In June of 2010 we initiated a randomized, controlled Phase 2 trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer (404 trial). The study completed enrollment in June of 2011. In February of 2012 we reported top-line results from the randomized Phase 2b trial. The median progression-free survival (PFS) was 5.6 months for patients treated with gemcitabine in combination with TH-302 at 240 mg/m2 and 340 mg/m2 compared to 3.6 months for patients treated with gemcitabine alone. The PFS hazard ratio comparing the TH-302 combination to gemcitabine alone was 0.61 (95% confidence interval: 0.43—0.87) which was highly statistically significant (p = 0.005) and represented a 63% improvement in PFS. The response rate in the combination arms was 22% compared to 12% in the gemcitabine alone group. Results also demonstrated greater efficacy in the higher TH-302 dose group compared to the lower dose group. The combination was well tolerated with a safety profile that was consistent with our prior study of this combination regimen. As in that study, skin and mucosal toxicities related to TH-302 were dose dependent but not dose limiting. We expect to provide detailed results from this trial in the second quarter of 2012 as well as updated top-line results, including overall survival in the second half of 2012.

During 2011, we presented updated top-line results from our Phase 1/2 combination therapy in patients with soft tissue sarcoma treated with doxorubicin plus TH-302 at the maximum tolerated dose of 300 mg/m2 (403 trial). In February 2011, we reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma (406 trial). As part of the Special Protocol Assessment (SPA) submission, the FDA agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We initiated the pivotal Phase 3 trial in September of 2011 and expect to provide an update on the interim analysis, which will be conducted by an Independent Data Monitoring Committee (IDMC) in the beginning of 2013.

We are working to broaden the applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

Our Strategy

Our goal is to create a leading biotechnology company that develops and commercializes drugs based on targeting the tumor microenvironment. We focus on inactive prodrugs of known chemotherapeutic agents or related analogs that undergo relatively selective activation in the tumor microenvironment and potentially allow for an improved safety and efficacy profile for the drug. Key elements of our strategy are to:

•

Develop TH-302 successfully. We have completed a monotherapy Phase 1 clinical trial that has determined the maximum tolerated dose (MTD), dose limiting toxicities (DLTs), safety, pharmacokinetics and preliminary efficacy of TH-302 monotherapy in advanced solid tumors. We expanded enrollment in this trial to investigate TH-302 as a single agent in specific indications in which monotherapy activity had been observed as well as in some indications in which notable activity had been documented in the combination setting. We completed enrollment in two combination therapy Phase 1/2 clinical trials that determined the MTD, DLTs, safety, pharmacokinetics and preliminary efficacy of TH-302 in combination with four currently approved chemotherapies. Data from this collection of clinical trials supported our initial randomized controlled trial of TH-302 in first-line pancreatic cancer. As part of the Special Protocol Assessment (SPA) submission, the FDA agreed that the design and planned analysis of a proposed Phase 3 trial in patients with soft tissue sarcoma adequately addresses the objectives necessary to support a regulatory submission. We initiated the pivotal Phase 3 trial in September of 2011.

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

Our Product Development Programs

The following table summarizes the status of our current and ongoing product development programs:

Product Candidate	Indication	Development Status	Expected Milestones
TH-302	Various solid tumors (401)	• Phase 1 monotherapy	• Study completion in 2012

	Solid tumors including advanced pancreatic cancer, castrate-resistant prostate cancer and non-small cell lung cancer (402)	• Phase 1/2 combination therapy	• Study completion in 2012

	Soft Tissue Sarcoma (403)	• Phase 1/2 combination therapy	• Study completion in 2012

	Advanced pancreatic cancer (404)	• Phase 2 randomized controlled combination therapy	• Updated top-line results in the second half of 2012

	Soft Tissue Sarcoma (406)	• Pivotal Phase 3 randomized controlled combination therapy	• Interim analysis by IDMC in the beginning of 2013

	Advanced leukemias (407)	• Phase 1 monotherapy	• Top-line results by the end of 2012

	Multiple Myeloma (408)	• Phase 1 monotherapy	• Top-line results by the end of 2012

	Renal cell carcinoma, GIST (410)	• Phase 1 combination therapy	• Top-line results by the end of 2012

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

Many of the types of cancers we are targeting with TH-302 are widespread:

Lung Cancer

The American Cancer Society estimates that 221,130 people were diagnosed with lung cancer in the United States in 2011, and approximately 156,940 people died from the disease.

Melanoma

The American Cancer Society estimates that 70,230 people were diagnosed with melanoma in the United States in 2011, and approximately 8,790 people died from the disease.

Pancreatic Cancer

The American Cancer Society estimates that 44,030 patients were diagnosed with pancreatic cancer in the United States in 2011, and approximately 37,660 patients died from the disease.

Prostate Cancer

The American Cancer Society estimates that 240,890 people were diagnosed with prostate cancer in the United States in 2011, and approximately 33,720 people died from the disease.

Soft Tissue Sarcoma

The American Cancer Society estimates that 10,980 people were diagnosed with soft tissue sarcoma in the United States in 2011, and approximately 3,920 people died from the disease.

Advance Leukemias

The American Cancer Society estimates that 44,600 people were diagnosed with leukemia in the United States in 2011, and approximately 21,780 people died from the disease. Chronic lymphocytic leukemia is the most common leukemia in the United States, accounting for a third of cases diagnosed each year. Acute myelogenous leukemia accounts for 29% of diagnosed adult leukemias.

Multiple Myeloma

The American Cancer Society estimates that 22,520 people were diagnosed with myeloma in the United States in 2011, and approximately 10,610 people died from the disease.

TH-302

Our lead product candidate for cancer is TH-302, a novel prodrug candidate we discovered. In in vitro studies, it is preferentially activated under severe hypoxic conditions and has demonstrated potent anticancer activity in multiple preclinical cancer models. TH-302 combines a 2-nitroimidazole oxygen-sensing trigger with a masked deoxyribonucleic acid (“DNA”) crosslinker. Upon activation in oxygen deficient zones, TH-302 is converted selectively to the drug’s active form, dibromo isophosphoramide mustard, a potent alkylator. TH-302 targets levels of severe hypoxia that are found in tumors but are rare in normal tissues—this is how selective targeting of the tumor occurs. After conversion to the active form of the drug, the hypoxic cells are exposed to high concentrations of released cytotoxic agent, which can also diffuse into the adjacent regions of the tumor. TH-302 was designed to produce less of the systemic hematologic toxicity caused by most cytotoxic chemotherapies, while targeting the hypoxic regions of tumors known to be more difficult to treat with standard therapies.

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

Numerous published studies have demonstrated that clinically approved antiangiogenic agents, such as sunitinib (Sutent) and sorafenib (Nexavar) result in an increase in the hypoxic fractions in animal models of cancer. A series of animal studies were conducted to characterize hypoxia following administration of antiangiogenics and to investigate the activity TH-302 in combination with antiangiogenic. In these studies when TH-302 was also administered with sunitinib or sorafenib, a complementary effect was observed. Importantly, body weight loss, a toxicity indicator, was not significantly increased with TH-302 in combination with any of the antiangiogenics in these studies. These animal studies suggest that TH-302 enhances the anti-tumor efficacy of sunitinib and sorafenib by apparently selectively targeting the antiangiogenic-induced increases in tumor hypoxia. These studies provide a translational rationale for combining TH-302 with antiangiogenics.

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

In June 2010, we initiated a Phase 1 open label clinical trial of TH-302 in patients with advanced leukemias. The objectives of the Phase 1 trial are to determine the MTD, DLT, safety, tolerability, clinical activity and pharmacokinetics of TH-302 in patients with advanced leukemia. In December 2011, we reported top-line efficacy and safety data. The starting dose in the trial was 120mg/m2 daily for 5 days of a 21-day cycle and the highest dose investigated in the study was 550 mg/m2. At this dose two patients developed dose limiting mucosal toxicity. The maximum tolerated daily dose (MTD) of TH-302 was established at 460 mg/m2. Efficacy assessments have demonstrated TH-302 activity in multiple subjects with relapsed/refractory acute myeloid leukemia and acute lymphoblastic leukemia as evidenced by stabilization or reduction of bone marrow and peripheral blast counts. One patient had a complete response with incomplete platelet recovery with resolution of leukemia cutis. There can be no assurance that our initial results will be replicated with the treatment of additional patients.

In March 2012, we initiated a Phase 1/2 open label clinical trial of TH-302 in patients with relapsed/refractory multiple myeloma. The objectives of the trial are to determine the MTD, DLT, safety, tolerability, clinical activity and pharmacokinetics of TH-302 in patients with multiple myeloma. The study has three parts. In Part A, the monotherapy MTD will be established. In Part B, a monotherapy expansion at the MTD will be conducted. In Part C, the combination of TH-302 with bortezomib will be investigated.

TH-302 Combination Therapy Clinical Trials

In August 2008, we initiated a multi-armed Phase 1/2 clinical trial of TH-302 which included three separate treatment arms, with each arm combining TH-302 with a different chemotherapeutic agent for the treatment of patients with solid tumors. This trial, also known as the 402 trial, enrolled 160 patients including 71 patients treated with TH-302 plus gemcitabine, 51 patients treated with TH-302 plus docetaxel and 38 patients treated with TH-302 plus pemetrexed. Each of the combination treatments had a dose escalation phase to establish the MTD and a dose expansion phase at the recommended Phase 2 doses of TH-302 within four specific indications with approximately 12-40 patients treated in each indication. In September 2008, we also initiated a Phase 1/2 clinical trial of TH-302 in combination with doxorubicin in patients with advanced soft tissue sarcoma. This trial, also known as the 403 trial, enrolled 101 patients (16 in the dose escalation arm). These combination trials were designed to allow further development in hormone refractory prostatic carcinoma, metastatic pancreatic cancer, NSCLC and soft tissue sarcoma. These indications have been highlighted in view of the high degree of efficacy of TH-302 in combination with chemotherapy in relevant pre-clinical models combined with the significant unmet medical needs represented by each of these tumor types.

Hematologic toxicity after administering TH-302 in combination with chemotherapy was higher than might be expected if chemotherapy was administered by itself, and the myelosuppression, as manifested by reduced platelet count or reduced neutrophil count, was the primary dose limiting toxicity. Skin and mucosal toxicities were TH-302 dose dependent with a trend for increased frequency and greater severity at higher doses. Although these skin and mucosal toxicities have been bothersome in some patients and resulted in dose reductions or delays in therapy, these events have been reversible with an improvement in symptoms between cycles and following dose reductions. At the current dose level the hematologic, skin and mucosal toxicities have been acceptable. Investigations are ongoing to better understand and treat, or prevent, these toxicities. The addition of TH-302 to standard chemotherapies does not appear to enhance the toxicity in other body systems.

A series of updated data were reported since the initiation of the two combination clinical studies. In October 2010, results from the 402 clinical trial were presented at the 35th Congress of the European Society for Medical Oncology (ESMO). In the 402 trial, one hundred and forty-two patients had been assessed for response in the trial’s three separate treatment arms. In the TH-302 plus gemcitabine arm, sixty-four patients had tumor assessments, fourteen (22%) of whom had a PR or CR in the following cancers: pancreatic (8), ovarian, esophageal, squamous NSCLC, neuroendocrine and thyroid. In the TH-302 plus docetaxel arm, forty-four had tumor assessments, six patients (14%) of whom had a PR in the following cancers: prostate (3), NSCLC (2) and anal. There were twenty-seven patients (61%) with SD. In the TH-302 plus pemetrexed arm, thirty-four patients have had tumor assessments, eleven patients (32%) of whom had a PR in the following cancers: NSCLC (6), transitional cell carcinoma (2), pancreatic, anal and hepatocellular. There were twelve patients (35%) with SD. Of the thirty-two patients with relapsed or refractory NSCLC treated with TH-302 in combination with either docetaxel or pemetrexed, eight patients achieved PRs and fourteen patients achieved SD. The median PFS in this group was 4.2 months (95% CI: 2.8 months to Not Reached). In the TH-302 plus docetaxel treatment arm, 15 patients with castration resistant prostate cancer were treated. Of the 13 patients with at least one evaluable post-treatment tumor assessment, 3 patients (23%) had a partial response, 9 patients (69%) achieved stable disease and one patient (8%) had progressive disease. Eleven of the 15 (73%) patients had a PSA reduction of greater than 50%. There can be no assurance that our initial results will be replicated with the treatment of additional patients.

A number of studies were initiated to investigate the safety and efficacy of TH-302 in combination with anti-angiogenic therapies. In June 2011, a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma (RCC) and gastrointestinal stromal tumor (GIST) was initiated. In July 2011, we announced that the Cancer Therapy & Research Center at the University of Texas Health Science Center at San Antonio initiated a clinical trial of TH-302 in combination with bevacizumab in patients with recurrent high grade astrocytoma including glioblastoma. Also in July 2011, we announced that The National Comprehensive Cancer Network (NCCN), a not-for-profit alliance of 21 of the world’s leading cancer centers, awarded a grant to Dr. Herb Hurwitz, Associate Professor of Medicine at the Duke Cancer Institute, to initiate a Phase 1 clinical trial to evaluate the safety and preliminary activity of TH-302 in combination with pazopanib in various advanced solid tumors.

Advanced Pancreatic Cancer: TH-302 in combination with gemcitabine

In January 2011, results from the patients with pancreatic cancer treated with TH-302 plus gemcitabine were presented at The American Society of Clinical Oncology Gastrointestinal Cancer Symposium. Of the forty-seven patients with first-line pancreatic cancer forty-three, were assessed for response one achieved a CR, eight achieved PRs and thirty have had SD. The majority of these patients received a TH-302 dose of 240 mg/m2 or 340 mg/m2. Among the patients receiving 340 mg/m2 of TH-302, there was one patient with a CR, 6 patients with a PR, 13 patients with SD and one patient with PD. Among the patients receiving 240 mg/m2 of TH-302, there were 13 patients with SD and 3 patients with PD. Median overall survival (OS), based upon data for all 47 patients regardless of TH-302 dose, was 8.5 months (95% CI: 6.9 to 13.4 months) and median progression-free survival (PFS) was 5.9 months (95% CI: 4.8 months to not reached).

In June 2010 we initiated a randomized, controlled Phase 2b trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer. 214 patients with previously untreated, locally advanced, unresectable or metastatic pancreatic adenocarcinoma were enrolled and treated in the clinical trial at various sites in the United States. Tumor response assessments were performed at baseline and every eight weeks using the RECIST 1.1 criteria. Patients were randomized equally into one of three cohorts: TH-302 at a dose of 240 mg/m2 plus gemcitabine or TH-302 at a dose of 340 mg/m2 plus gemcitabine or gemcitabine alone. If a patient’s cancer progressed while on gemcitabine alone, the patient could crossover into one of the TH-302 plus gemcitabine cohorts. The primary efficacy endpoint of the trial is a comparison of progression free survival between the two combination arms and the gemcitabine alone arm. The secondary endpoints are overall response rate, overall survival, event-free survival, CA 19-9 response rate as well as various safety parameters.

In February 2012 we reported the top-line results from the Phase 2b trial. The median progression-free survival (PFS) was 5.6 months for patients treated with gemcitabine in combination with TH-302 at 240 mg/m2 and 340 mg/m2 compared to 3.6 months for patients treated with gemcitabine alone. The PFS hazard ratio comparing the TH-302 combination to gemcitabine alone was 0.61 (95% confidence interval: 0.43—0.87) which was highly statistically significant (p = 0.005) and represented a 63% improvement in PFS. The response rate in the combination arms was 22% compared to 12% in the gemcitabine alone group. Results also demonstrated greater efficacy in the higher TH-302 dose group compared to the lower dose group. The combination was well tolerated with a safety profile that was consistent with our prior study of this combination regimen. As in that study, skin and mucosal toxicities related to TH-302 were dose dependent but not dose limiting. We expect to provide detailed results from the trial in the second quarter of 2012, as well as updated top-line results, including overall survival in the second half of 2012.

Advanced Soft Tissue Sarcoma: TH-302 in combination with doxorubicin

In November 2010, results from the Phase 1 and Phase 2 components of the 403 clinical trial were presented at the 16th Annual Connective Tissue Oncology Society (CTOS) Meeting for the first fifty-seven patients in the trial. Fifty-four patients had at least one evaluable post-treatment tumor assessment, including eighteen (33%) with a PR. Twenty-one patients went on to receive single agent TH-302 after completing 6 cycles of the combination regimen. Twenty-eight (52%) patients achieved SD while eight (15%) had PD. Median PFS was 6.4 months (95% CI: 5.6 months to 6.9 months). The six-month progression-free rate was 56%. In the trial after observing significant, but not dose limiting toxicity at a TH-302 dose of 240 mg/m2, prophylactic growth factor support was initiated. Two dose limiting toxicities, grade 3 cellulitis with grade 4 neutropenia and grade 4 thrombocytopenia were observed in two of four patients treated at a TH-302 dose of 340 mg/m2. The MTD was then established at 300 mg/m2. Forty-seven of the fifty-seven patients received the MTD of 300 mg/m2. At the MTD the frequency of grade 3/4 neutropenia was 24% and of grade 3/4 thrombocytopenia was 26%. The most common adverse events were fatigue (65%), nausea (65%), alopecia (47%) and stomatitis (37%). Seventeen patients developed a rash. The combined regimen was well tolerated with no additive toxicity to doxorubicin and no other cumulative toxicities. Skin and mucosal toxicities were reversible and have not been dose limiting at the maximum tolerated dose.

In November 2011, results from the Phase 2 component of the 403 clinical trial were presented at the 17th Annual Connective Tissue Oncology Society (CTOS) Meeting for the 91 patients with previously untreated advanced soft tissue sarcoma treated at the TH-302 MTD of 300 mg/m2 in combination with doxorubicin. Eighty-nine patients had at least one evaluable post-treatment tumor assessment, including two (2%) with CR and thirty (34%) with a PR. Twenty-one patients went on to receive single agent TH-302 after completing 6 cycles of the combination regimen. Forty-three (48%) patients achieved SD while fourteen (16%) had PD. Median PFS was 6.7 months (95% CI: 6.2 months to 8.1 months). The six-month progression-free rate was 63%. At the MTD the frequency of grade 3/4 neutropenia was 20% and of grade 3/4 thrombocytopenia was 25%. The most common adverse events were nausea (70%), fatigue (67%), stomatitis (41%) and anorexia (40%). The combined regimen was well tolerated with apparent cumulative toxicities. Skin and mucosal toxicities were reversible and not dose limiting at the maximum tolerated dose.

In February 2011, as part of the Special Protocol Assessment (SPA) submission, the FDA agreed that the design and planned analysis of a proposed Phase 3 trial in patients with soft tissue sarcoma adequately addresses the objectives necessary to support a regulatory submission. In September 2011, the Phase 3 trial was initiated. This 450 patient, randomized, open-label, multi-center trial will compare two treatment regimens for patients with metastatic and/or advanced unresectable soft tissue sarcoma who have not received prior doxorubicin. This trial is designed to demonstrate the clinical benefit of TH-302 in combination with doxorubicin compared to doxorubicin alone based on a primary efficacy endpoint of overall survival. The trial includes a futility interim analysis based on progression-free survival expected to occur about half-way into enrollment and an interim analysis based on overall survival expected to occur at the end of enrollment. Patients will be randomized to receive TH-302 (300 mg/m2 on days 1 and 8 of a 21 day cycle) in addition to the standard dosing schedule of doxorubicin (75 mg/m2 on day 1 of the 21 day cycle) compared to doxorubicin alone. The Company is expecting to report results from the interim analysis, which will be conducted by the IDMC in the beginning of 2013.

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

Discovery Research

We have research programs focused on better understanding the mechanism and maximizing the effectiveness of TH-302 in the treatment of cancer as well as identifying new therapeutic candidates that target the microenvironments of solid tumors and hematological malignancies, particularly the severely hypoxic compartments. These extremely low oxygen conditions are not found in most normal tissues. The hypoxic zones of tumors are known to be resistant to standard chemotherapeutics and to radiation therapy. Hypoxia is also believed to contribute to more aggressive, invasive, and metastatic cancer phenotypes. Tumor hypoxia correlates with poor prognosis in cancer patients and is believed to represent a significant unmet medical need. The general nature of hypoxia in cancers offers the possibility for cancer therapeutics which are broadly useful in many indications with an associated large market opportunity. It is also now known that certain anticancer therapies (e.g. anti-angiogenic agents) lead to an increase in tumor hypoxia and may support the combination of those therapies with hypoxia-targeted agents.

Our most advanced efforts targeting these regions are the design and development of novel hypoxia activated cytotoxic prodrug compounds. A prodrug is an inactive compound that is converted in the human body by enzymatic processes that result in the formation of an active drug. The prodrug concept is well established in chemotherapy and was initially only employed to modify the pharmacokinetic properties of compounds through non-specific activation processes. More recently the concept has been applied to the design of agents that are selectively activated in tumor tissues through specific activation processes.

Our prodrug candidates typically have two distinct parts, a toxic portion (the chemotherapeutic toxin) and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated by the low oxygen concentration in the hypoxic zones of solid tumors and hematological malignancies. Once activated, the toxin kills cells in its vicinity. We have designed prodrug candidates that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. Our lead investigational drug candidate, TH-302, was our first product candidate from this program. TH-302 is highly selective and produces a DNA cross-linking toxin upon activation. Hypoxia activated prodrugs of other toxin classes are being pursued. Lead compounds have demonstrated promising in vitro activity and additional characterization, evaluation and optimization of these compounds is currently underway.

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

Manufacturing and Supply

The production of TH-302 employs small molecule organic chemistry procedures that are standard for the pharmaceutical industry. We currently rely on contract manufacturers for the manufacture of active pharmaceutical ingredient (“API”), and final drug product of TH-302. Under our license and co-development agreement with Merck KGaA, we are dependent on Merck for clinical and commercial supply of TH-302, except for clinical trials for United States approval of TH-302 for soft tissue sarcoma and for any other clinical trials for which we are responsible. For these latter cases, we can obtain clinical supply directly from existing or new suppliers.

We are currently using contract manufacturers to manufacture TH-302 API and TH-302 drug product. We have scheduled manufacturing to meet our clinical supply needs for 2012. We based our estimates for the amount of drug we will need on assumptions about trial enrollment and trial dose levels. If we are not successful in manufacturing sufficient quantities of TH-302 API and drug product or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our TH-302 clinical program.

Additional agreements for more supplies of each of our product candidates will be needed to complete clinical development and/or commercialize them. These products will need to satisfy all cGMP manufacturing requirements, including passing product specifications. Our inability to satisfy these requirements could delay our clinical programs.

During the years ended December 31, 2011, 2010 and 2009, we spent $24.4 million, $18.9 million and $15.8 million, respectively, on research and development, including product development, discovery research and contract manufacturing activities.

License and Development Agreements

Agreement with Merck KGaA

On February 2, 2012, we entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, our small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide us an option to co-commercialize TH-302 in the United States. In exchange, we will receive an upfront payment of $25 million and could receive another $35 million in additional development milestones that are independent of continued development of TH-302 in pancreatic cancer during 2012. We are also eligible to receive a $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer. Total potential milestone payments are $525 million, comprised of $280 million in regulatory and development milestones and $245 million in sales-based milestones.

In the United States, we will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. We and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, we retain the option to co-promote TH-302 in the United States. Additionally, we retain the option to co-commercialize TH-302 upon the achievement of certain sales and regulatory milestones, allowing us to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales in these territories. The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country basis until the later of the last to expire patent covering TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck has the right to terminate the agreement after the achievement of certain milestones, and each party has the right to terminate the agreement following uncured material breach by the other party.

Agreement with Eleison Pharmaceuticals, Inc.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of December 31, 2011, we owned or held exclusive license to United States and foreign patents and patent applications and Patent Cooperation Treaty patent applications relating to our research and development programs.

Our TH-302 product candidate and its use in the treatment of cancer are claimed in US and corresponding foreign patents and patent applications in major market countries and are owned by us. We are seeking or have already obtained compound per se patent protection for TH-302 as well as claims directed to its use, alone and in combination with other cancer drugs, in the treatment of cancer. We also own other United States, PCT, and foreign patent applications relating to the results of our research on hypoxia-activated prodrugs and their use as cancer drugs and related reagents and methods.

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

The biotechnology and pharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For so long as our product candidates are in clinical trials, we believe our clinical activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. This exemption does not apply to commercialization activities; however’ if our product candidates are commercialized, then the possibility of a patent infringement claim against us increases. While we attempt to ensure that our clinical product candidates and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights, there can be no assurance that they do not, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

The FDA closely regulates the marketing and promotion of drugs. Approval may be subject to post-marketing surveillance and other record keeping and reporting obligations, and involve ongoing requirements. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. A company can make only those claims relating to safety and efficacy that are approved by the FDA. While physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. Failure to comply with FDA requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties.

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

Employees

As of December 31, 2011, we had 31 full-time employees, including 11 who hold Ph.D. and/or M.D. degrees. Twenty six of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Our Corporate Information

We were incorporated in Delaware on October 17, 2001. Our principal executive offices are located at 170 Harbor Way Suite 200 South San Francisco 94080. Our telephone number is (650) 474-8200.

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

We are dependent upon our collaborative relationship with Merck KGaA to further develop, manufacture and commercializeTH-302.

Our success in developing, manufacturing and commercializing TH-302 will depend on our relationship with Merck KGaA. On February 2, 2012, we entered into entered into a global license and co-development agreement with Merck KGaA to co-develop and commercialize TH-302. In the United States, Threshold will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. Threshold and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Threshold has rights to co-promote TH-302 in the United States, which it can exercise by giving notice during specified periods, and has the right to co-commercialize TH-302 if certain development or sales milestones are achieved.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Merck, including:

•	our ability, together with Merck, to achieve developmental and commercial milestones that will trigger payments to Threshold under the agreement;

•	our ability to fund thirty percent (30%) of the global development costs of TH-302;

•	• decisions by Merck regarding the amount and timing of resource expenditures for the development and commercialization of TH-302;

•	possible disagreements as to development plans, clinical trials, regulatory marketing or sales;

•	our need to develop a sales force to co-promote or co-commercialize TH-302 in the United States if we chose to do so, or our reliance on Merck to promote TH-302 in the United States;

•	our inability to co-promote or co-commercialize TH-302 in any country outside the United States, which makes us solely dependent on Merck to promote and commercialize TH-302 in foreign countries;

•

Merck’s right to terminate the collaboration agreement on limited notice after the attainment of certain milestones or in certain circumstances involving our insolvency or material breach of the agreement;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•

adverse regulatory or legal action against Merck resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of TH-302, including federal and state reporting requirements;

•	changes in key management personnel at Merck, including Merck’s representatives on the joint steering committee or other committees that are administering the agreement; and

•	disagreements with Merck regarding interpretation or enforcement of the agreement.

We have limited ability to direct Merck in its development of TH-302 and we may be unable to obtain any remedy against Merck if they fail to do so, or do so in a manner that we think is inadequate. Merck may not have sufficient expertise to promote or obtain reimbursement for oncology products in the United States and may fail to devote appropriate resources to this task. In addition, Merck may establish a sales and marketing infrastructure for TH-302 that is too large and expensive in view of the magnitude of the sales opportunity or establish this infrastructure too early in view of the ultimate timing of potential regulatory approvals. We are at risk with respect to the success or failure of Merck’s development and commercial decisions related to TH-302 as well as the extent to which Merck succeeds in the execution of its strategy. Merck’s development of other products may affect its incentives to develop and commercialize TH-302 and cause it to take actions that may be different from those we would take.

Under the terms of the agreement, we and Merck must agree on the development plan for TH-302. If we and Merck cannot agree, clinical trial progress could be significantly delayed. Further, if we cease funding development of TH-302 under the collaboration agreement, then we will be entitled to receive a royalty, but will lose our right to co-commercialize TH-302 and share in profits.

Merck has the right to terminate the agreement after certain milestones have been met on ninety (90) days prior written notice, or following our uncured material breach. If Merck terminates the agreement, then we shall become responsible for the costs of development and commercialization of TH-302, and there can be no assurance we would be able to do so, or to find another collaborator for the continued development and commercialization of TH-302.

If we are unable to maintain our collaborative relationship with Merck, we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing TH-302.

Disputes with Merck may delay or prevent us from further developing, manufacturing or commercializingTH-302, and could lead to litigation against Merck, which could be time consuming and expensive.

Delays in our clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval and commercialize our product candidates.

Delays in our clinical trial enrollment or in the progression of our clinical trials could result in us not meeting previously announced clinical milestones and could materially impact our product development costs and milestone revenue and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•	adverse safety events experienced during our clinical trials;

•	a lower than expected frequency of clinical trial events;

•	delays in obtaining clinical materials;

•	slower than expected patient recruitment to participate in clinical trials;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval,

•	delays in obtaining regulatory approval to commence new trials; and

•	disagreements with Merck KGaA on development plans.

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

Pre-clinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of TH-302 for the treatment of different types of cancer may not accurately predict the ability of TH-302 to treat cancer effectively in humans. TH-302 may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our drug candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in preclinical testing and early clinical trials, including Phase 2 trials, does not ensure that later clinical trials will be successful. Our initial results from clinical trials of TH-302 in Phase 1 and Phase 2 clinical trials may not be confirmed by later analysis or subsequent larger clinical trials. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

Our product candidates are based on targeting the microenvironment of solid tumors and hematological malignancies, which currently is an unproven approach to therapeutic intervention.

Our product candidates are designed to target the microenvironment of solid tumors and hematological malignancies by, in the case of TH-302, harnessing hypoxia for selective toxin activation. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable drugs.

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

We have not yet gained sufficient experience with a commercial formulation of TH-302.

The formulation of TH-302 that we are using in our clinical trials was recently changed to address issues with a prior formulation that was subject to storage and handling requirements that were not be suitable for commercial product. The new formulation of TH-302 may be suitable for commercial product, but additional data will be required to verify this. There can be no assurance that it will be. If we are not able to develop a commercial formulation, we may delay registration of TH-302.

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

Even if we obtain regulatory approval, our marketed drugs will be subject to ongoing regulatory review. If we or Merck KGaA, fail to comply with continuing United States and foreign regulations, we or they could lose our approvals to market drugs and our business would be seriously harmed.

Following initial regulatory approval of any drugs we may develop, we and Merck KGaA will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. Manufacturers of our products, if approved, will be subject to ongoing FDA requirements for submission of safety and other post-market information. If such manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw our regulatory approval;

•	suspend or terminate any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by us;

•	impose restrictions on our operations;

•	close the facilities of our contract manufacturers;

•	seize or detain products or require a product recall, or

•	revise or restrict labeling and promotion.

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

We do not have a sales force and may not develop an effective one.

Our license and co-development agreement with Merck KGaA gives us the right, under certain circumstances, to co-promote or co-commercialize TH-302. We have no sales experience, and developing a sales force will require substantial expenditures. We may not be able to effectively recruit, train or retain sales personnel. We may not be able to effectively sell TH-302, if approved, and if we exercise our rights to do so, which could materially harm our business.

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

We are a development stage company with a limited operating history and no current source of revenue from the commercial sales of our product candidates. We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates.

For the year ended December 31, 2011, we had a net loss of $25.7 million and our cumulative net loss since our inception through December 31, 2011 was $252.1 million. Clinical trials are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

To attain ongoing profitability, we will need to develop products successfully and market and sell them effectively. We cannot predict when we will achieve ongoing profitability, if at all. We have never generated revenue from the commercial sales of our product candidates, and there is no guarantee that we will be able to do so in the future. If we fail to become profitable, or if we are unable to fund our continuing losses, we would be unable to continue our research and development programs.

Our financial results are likely to fluctuate from period to period, making it difficult to evaluate our stock based on financial performance.

Our quarterly and annual results of operations are likely to fluctuate based on the timing of milestones and payments under our license and development agreement with Merck KGaA. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no approved pharmaceutical products, and with products that are undergoing clinical development.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund the Company’s projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to in-license or otherwise acquire and develop additional products or programs. We expect to seek funds through additional arrangements with collaborators or others that may require us to relinquish rights to the products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend, in part on the outcome of our clinical trials and other clinical and regulatory events, as well as factors related to financial, economic, and market conditions, collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through additional arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, we may have to delay, reduce the scope of or eliminate some of our research and development, which could delay the time to market for any of our product candidates, if adequate funds are not available.

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

As of December 31, 2011, we had 31 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

Our facilities in California are located near an earthquake fault, and an earthquake or other natural disaster or resource shortage could disrupt our operations.

Important documents and records, such as hard copies of our laboratory books and records for our product candidates, are located in our corporate headquarters at a single location in South San Francisco, California, near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and could result in additional expense. Although we maintain business interruption insurance coverage, the policy specifically excludes coverage for earthquake and flood.

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-302. If these parties do not manufacture the active pharmaceutical ingredients or finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

Under our license and co-development agreement with Merck KGaA, we are dependent on Merck for clinical and commercial supply of TH-302, except that for clinical trials for United States approval of TH-302 for soft tissue sarcoma and for any other clinical trials for which we are responsible. In the latter case, we can obtain clinical supply directly from existing or new suppliers. Neither we nor Merck, have entered into any long term manufacturing or supply agreement for TH-302 or for any of our other product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

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

Merck will need to enter into additional agreements for additional supplies of TH-302 to complete clinical development and/or commercialize it or develop such capability itself. We cannot be certain that Merck can do so on favorable terms, if at all. The products will need to satisfy all cGMP manufacturing requirements, including passing specifications. Merck’s inability to satisfy these requirements could delay our clinical programs.

If TH-302 or any of our other product candidates is approved by the FDA or other regulatory agencies for commercial sale, we or Merck as applicable, will need to have it manufactured in commercial quantities. It may not be possible to increase the manufacturing capacity for TH-302 or any of our other product candidates in a timely or economic manner successfully or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory agencies must review and approve. If Merck with respect to TH-302, or we with respect to our other product candidates, are unable to successfully increase the manufacturing capacity for such product candidate, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply which could limit sales.

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

Although we have US and foreign issued patents that cover certain hypoxia-activated prodrugs, including TH-302, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia activated prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia activated prodrug product candidates.

We are dependent on patents and proprietary technology. If we fail to adequately protect this intellectual property or if we otherwise do not have exclusivity for the marketing of our products, our ability to commercialize products could suffer.

Our commercial success will depend in part on our ability to obtain and maintain patent protection sufficient to prevent others from marketing our product candidates, as well as to defend and enforce these patents against infringement and to operate without infringing the proprietary rights of others. We will only be able to protect our product candidates from unauthorized use by third parties to the extent that valid and enforceable patents cover our product candidates or their manufacture or use or if they are effectively protected by trade secrets. If our patent applications do not result in issued patents, or if our patents are found to be invalid, we will lose the ability to exclude others from making, using or selling the inventions claimed therein. We have a limited number of patents and pending patent applications.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States. The laws of many countries may not protect intellectual property rights to the same extent as United States laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We do not know whether any of our patent applications will result in the issuance of any patents and we cannot predict the breadth of claims that may be allowed in our patent applications or in the patent applications we may license from others.

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

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop identical, similar or alternative product candidates to any of our product candidates;

•	our pending patent applications may not result in issued patents;

•	our issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;

•	others may design around our patent claims to produce competitive products that fall outside the scope of our patents;

•	we may not develop additional patentable proprietary technologies related to our product candidates; or

•	the patents of others may prevent us from marketing one or more of our product candidates for one or more indications that may be valuable to our business strategy.

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

Our ability to commercialize our product candidates depends on our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous United States and foreign patents and patent applications, which are owned by third parties, exist in the general field of cancer therapies or in fields that otherwise may relate to our product candidates. If we are shown to infringe, we could be enjoined from use or sale of the claimed invention if we are unable to prove that the patent is invalid. In addition, because patent applications can take many years to issue, there may be currently pending patent applications, unknown to us, which may later result in issued patents that our product candidates may infringe, or which may trigger an interference proceeding regarding one of our owned or licensed patents or applications. There could also be existing patents of which we are not aware that our product candidates may inadvertently infringe or which may become involved in an interference proceeding.

The biotechnology and pharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For so long as our product candidates are in clinical trials, we believe our clinical activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our clinical investigational drug product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. While we attempt to ensure that our active clinical investigational drugs and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights, we cannot be certain they do not, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our clinical trials;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	our or Merck’s failure to meet milestones that would have given rise to payments under our agreement with Merck;

•	announcements by Merck related to the development of TH-302 or announcements related to our agreement with Merck;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of technological innovations, patents or new products by our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock; and

•	loss of any of our key scientific or management personnel.

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

As of December 31, 2011, our officers, directors and other affiliates beneficially owned approximately 15.9% of our outstanding common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In July 2011, we entered into a noncancelable facility sublease agreement for 28,180 square feet of laboratory space and office space located in South San Francisco, California, which serves as our new corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. We had previously subleased approximately 67,905 square feet of laboratory and office space in Redwood City, California under an agreement that terminated in September 2011. We lease an additional 6,489 square feet of laboratory space in Redwood City, California under an agreement that originally terminated on February 2010. On November 17,

2009, we extended the term of the lease agreement to expire in August 2012. We believe these facilities are suitable and adequate for our current needs and that adequate facilities will be available to support our needs following termination of our existing leases.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE AND SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended December 31, 2011:
First Quarter	$3.34	$1.32
Second Quarter	$2.21	$1.40
Third Quarter	$2.22	$1.20
Fourth Quarter	$1.81	$1.18

Year Ended December 31, 2010:
First Quarter	$2.43	$1.65
Second Quarter	$2.15	$1.20
Third Quarter	$1.83	$0.98
Fourth Quarter	$1.48	$1.07

We estimate that there were approximately 104 holders of record of our common stock as of February 29, 2011.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

None

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)(2)
Equity compensation plans approved by stockholders	3,672,179	$1.45	1,431,602
Equity compensation plans not approved by stockholders	—	—	—

Total	3,672,179	$1.45	1,431,602

(1)	Includes 353,818 shares of common stock issuable under our 2004 Employee Stock Purchase Plan.
(2)	On January 1, 2011, and annually thereafter, the authorized shares for the 2004 Equity Incentive Plan is automatically increased by a number of shares equal to the lesser of:
•	5% of the number of our shares issued and outstanding prior to the preceding December 31;
•	1,250,000 shares; or
•	an amount determined by our board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

We are a development stage company. The following selected statement of operations data for the years ended December 31, 2011, 2010, and 2009 and balance sheet data as of December 31, 2011 and 2010 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The following selected statement of operations data for years ended December 31, 2008 and 2007, and balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read together with our financial statements and the related notes to those financial statements, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock and net loss per common share have been retroactively adjusted to reflect the reverse split.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Revenue	$62	$—	$—	$1,440	$1,436

Operating expenses:
Research and development (1)	24,388	18,937	15,844	13,440	23,375
General and administrative (1)	5,710	4,971	5,480	6,734	10,411

Total operating expenses	30,098	23,908	21,324	20,174	33,786

Loss from operations	(30,036)	(23,908)	(21,324)	(18,734)	(32,350)
Interest income (expense), net	25	60	(13)	442	1,686
Other income (expense), net	4,358	5,166	(2,311)	—	—

Net loss attributable to common stockholders	(25,653)	(18,682)	(23,648)	(18,292)	(30,664)

Net loss per common share:
Basic and diluted	$(0.56)	$(0.56)	$(1.21)	$(1.97)	$(4.97)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	45, 900	33,654	19,594	9,275	6,176

(1) Includes employee and non-employee non-cash stock-based compensation of:
Research and development	$471	$381	$1,003	$1,504	$2,413
General and administrative	$568	$422	$1,208	$1,748	$3,496

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$20,290	$14,699	$37,315	$22,337	$22,693
Working capital	11,953	12,129	34,783	20,292	17,884
Total assets	22,436	16,204	48,685	24,531	25,814
Notes payable, less current portion	—	—	—	—	337
Total liabilities	17,953	11,261	26,028	3,117	6,227
Redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit)	4,483	4,943	22,657	21,414	19,587

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors and the bone marrows of some hematologic malignancies (blood cancers) as novel treatments for patients living with cancer. The microenvironment of these tissues is characterized by, among other things, hypoxia or lack of oxygen. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of patients with solid tumors and hematological malignancies and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our hypoxia activated prodrug (“HAP”) product candidates, including TH-302, are designed to specifically target the hypoxic microenvironment of tumors by selective activation of the prodrug to release a potent cytotoxin. Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on TH-302, for which we entered a license and co-development agreement with Merck KGaA for worldwide development and commercialization. TH-302, which we discovered, is a novel drug candidate that is activated under severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are believed to be present in all solid tumors and hematologic malignancies.

TH-302 is currently in Phase 1, Phase 2 and Phase 3 clinical trials. The development plan for TH-302 is designed to investigate the efficacy and safety across a broad range of solid tumors and hematologic malignancies. We reported updated top-line results from the initial Phase 1 monotherapy trial of TH-302 (401 trial) including indication specific data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We have also reported results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 in solid tumors involving combining TH-302 with doxorubicin, gemcitabine, docetaxel and pemetrexed. We have also reported results from our clinical study of TH-302 in patients with advanced leukemias (407 trial) and initiated a clinical study of TH-302 in patients with multiple myeloma (408 trial). In addition, investigations have been initiated to explore the combination of TH-302 with anti-angiogenic therapies including a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib (Sutent®) in patients with advanced renal cell carcinoma or gastrointestinal stromal tumors (410 trial) and physician initiated clinical trial of TH-302 administered either in combination with bevacizumab (Avastin®) in patients with recurrent high grade astrocytoma including glioblastoma or in combination with pazopanib (Votrient®) in patients with solid tumors.

In January 2011, we reported updated top-line results from our Phase 1/2 combination clinical trial in patients with first-line pancreatic cancer treated with gemcitabine plus TH-302 (402 trial). In June of 2010 we initiated a randomized, controlled Phase 2b trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer (404 trial). The study completed enrollment in June of 2011. In February of 2012 we reported top-line results from this randomized Phase 2b trial. The median progression-free survival (PFS) was 5.6 months for patients treated with gemcitabine in combination with TH-302 at 240 mg/m2 and 340 mg/m2 compared to 3.6 months for patients treated with gemcitabine alone. The PFS hazard ratio comparing the TH-302 combination to gemcitabine alone was 0.61 (95% confidence interval: 0.43—0.87) which was highly statistically significant (p = 0.005) and represented a 63% improvement in PFS. The response rate in the combination arms was 22% compared to 12% in the gemcitabine alone group. Results also demonstrated greater efficacy in the higher TH-302 dose group compared to the lower dose group. The combination was well tolerated with a safety profile that was consistent with our prior study of this combination regimen. As in that study, skin and mucosal toxicities related to TH-302 were dose dependent but not dose limiting. We expect to provide detailed results from this trial in second quarter of 2012 as well as updated top-line results, including overall survival in the second half of 2012.

During 2011, we presented updated top-line results from our Phase 1/2 combination therapy in patients with soft tissue sarcoma treated with doxorubicin plus TH-302 at the maximum tolerated dose of 300 mg/m2 (403 trial). In February 2011, we reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma (406 trial). As part of the Special Protocol Assessment (SPA) submission, the FDA agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We initiated the pivotal Phase 3 trial in September of 2011 and expect to provide an update on the interim analysis which will be conducted by an Independent Data Monitoring Committee (IDMC) in the beginning of 2013.

We are working to broaden the applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We are a development stage company incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. In February 2005, we completed our initial public offering that raised net proceeds of $38.1 million, and in October 2005, we completed an offering of common stock that raised net proceeds of $62.4 million. In August 2008, we completed an offering of common stock and warrants that raised net proceeds of $16.8 million. In October 2009, we completed an offering of common stock and warrants that raised net proceeds of $33.1 million. In March 2011, we completed an offering of common stock and warrants that raised net proceeds of approximately $27.8 million, which includes underwriter discounts and offering costs. During the year ended December 31, 2011 we raised net proceeds of $2.3 million through the sale of common stock pursuant to our at the market stock issuance facility. As of December 31, 2011 we had cash, cash equivalents and marketable securities of $20.3 million. Our net loss for the year ended December 31, 2011 was $25.7 million and our cumulative net loss since our inception through December 31, 2011 was $252.1 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2011 compared to 2010 due to the continued execution of existing clinical trials and beginning of new clinical trials. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through additional arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term. In 2011, we recognized $0.1 million in revenue in connection with our 2009 agreement with Eleison Pharmaceuticals (“Eleison”) for the development of glufosfamide, which represents our 50% share of an upfront payment from a sublicense by Eleison.

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

Research and Development Expenses

Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. We recognize expenses as they are incurred. Our accruals for expenses associated with preclinical and clinical studies and contracts associated with clinical materials are based upon the terms of the service contracts, the amount of services provided and the status of the activities. We expect annual research and development expenses will increase in the future as we progress with larger clinical trials. From inception through December 31, 2011, we incurred an aggregate of $203.0 million on research and development expenses, including non-cash stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, finance, patent, accounting and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not staff or only partially staff, including public relations, market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs. From inception through December 31, 2011, we incurred an aggregate of $69.2 million on general and administrative expenses, including non-cash stock-based compensation expense.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenue

For the year ended December 31, 2011, we recognized $0.1 million in revenue related to our 2009 agreement with Eleison for the development of glufosfamide, which represents our 50% share of an upfront payment from a sublicense by Eleison. For the year ended December 31, 2010, no revenue was recognized.

We expect revenue to increase in 2012 compared to 2011 due to, in February 2012, our entering into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, our small molecule hypoxia-targeted drug.

Research and Development

Research and development expenses were $24.4 million for the year ended December 31, 2011, compared to $18.9 million for the year ended December 31, 2010. The $5.5 million increase in expenses is due to a $4.8 million increase in clinical and development expenses, $0.4 million in higher staffing expenses and $0.4 million in higher consulting expenses. These increases were partially offset by a $0.2 million decrease in facilities expenses. In addition, stock-based compensation expense increased by $0.1 million.

Research and development expenses by project (in thousands)	Years ended December 31,
	2011	2010	2009
TH-302	$20,692	$16,159	$11,086
Discovery research	3,696	2,778	4,315
Glufosfamide	—	—	246
2DG*	—	—	197

Total research and development expenses	$24,388	$18,937	$15,844

*	We discontinued development activities for 2DG in 2009.

Research and development expenses associated with our internally discovered compound TH-302 were $20.7 million for 2011, $16.2 million for 2010 and $11.1 million for 2009. The increase of $4.5 in 2011was due primarily to an increase in $4.7 million in clinical and manufacturing costs, $0.3 million increase in consulting costs, partially offset by a decrease in employee related expenses of $0.5 million. The increase of $5.1 million in 2010 was primarily due to $3.8 million in clinical and manufacturing expenses, $1.0 million in employee related expenses and $0.3 million in consulting expenses. TH-302 continues to progress through the 406 trial, the 404 trial and the 403 trial. The 403 and 404 trials were expanded and enrollment of patients was completed in the second quarter of 2011. In October 2011, we reported updated top-line results for the 403 trial and we reported top-line results for the 404 trial in February 2012. Enrollment in the 407 trial was completed in fourth quarter of 2011, and top-line results were presented in the fourth quarter of 2011.

Discovery research and development expenses were $3.7 million in 2011, $2.8 million for 2010 and $4.3 million for 2009. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

Due to our exclusive licensing development and commercialization of glufosfamide to Eleison Pharmaceutical, Inc. in October 2009, we did not incur significant research and development expenses associated with glufosfamide since then. We incurred no significant expenses related to 2DG since 2009 as we are not currently planning or conducting further additional clinical trials of 2DG.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2012 compared to 2011 due to the continued execution of existing clinical trials and start of new clinical trials.

General and Administrative

General and administrative expenses were $5.7 million for 2011, compared to $5.0 million for 2010. The $0.7 million increase reflects a $0.6 million in higher staffing and facilities expenses, as well as a $0.1 million increase in stock-based compensation.

We currently expect our general and administrative expenses to increase in 2012 compared to 2011 due to increased staffing to support our collaboration with Merck KGaA and the continued development of TH-302.

Interest Income (Expense), Net

Interest income (expense) net for 2011 was $25,000 of interest income compared to $60,000 of net interest income for 2010. The decrease in net interest income was primarily due to the lower interest received on investments during 2011 than the prior year.

Other Income (Expense)

Other income (expense) for 2011 was non-cash income of $4.4 million compared to non-cash income of $5.2 million, for 2010. The non cash income for 2011 compared to the non cash income for 2010 was due to the decrease during 2011 in the fair value of outstanding warrants to purchase 16.6 million shares of common stock warrants. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

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

Research and development expenses associated with our internally discovered compound TH-302 were $16.2 million for 2010 and $11.1 million for 2009. The increase of $5.1 million was primarily due to $3.8 million in clinical and manufacturing expenses, $1.0 million in employee related expenses and $0.3 million in consulting expenses. TH-302 continues to progress through the 401 trial, the 402 trial and the 403 trial. Enrollment in the 401 and the 402 trials was completed in the second quarter of 2010. The 403 trial was expanded and is expected to continue to enroll patients. In addition, in June 2010 the Company initiated a Phase 2b randomized controlled combination therapy clinical trial in patients with first-line pancreatic cancer and a Phase 1 monotherapy clinical trial in patients with advanced leukemias.

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

Liquidity and Capital Resources

We have incurred net losses of $252.1 million since inception through December 31, 2011. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. From inception until our initial public offering in February 2005, we funded our operations primarily through private placements of our preferred stock. In February 2005, we completed our initial public offering of 1,018,768 shares of common stock, raising net proceeds of $38.1 million. In October 2005, we completed a public offering of 1,066,537 shares of our common stock for net proceeds of $62.4 million. On August 29, 2008, we sold to certain investors an aggregate of 8,970,574 shares of our common stock and warrants exercisable for a total of 3,588,221 shares of our common stock raising net proceeds of $16.8 million. On October 5, 2009, we sold to certain investors an aggregate of 18,324,599 shares of our common stock and warrants exercisable for a total of 7,329,819 shares of our common stock for aggregate net proceeds of $33.1 million.

During the year ended December 31, 2011 we sold 971,037 shares of our common stock at an average price of $2.66 pursuant to our at the market stock issuance facility, for net proceeds of $2.3 million. In March 2011, we sold to certain investors an aggregate of 14,313,081 shares of our common stock for a purchase price equal to $2.05 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of 5,725,227 shares of our common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. The warrants have an exercise price equal to $2.46 per share. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and offering costs.

We had cash, cash equivalents and marketable securities of $20.3 million and $14.7 million at December 31, 2011 and 2010, respectively, available to fund operations.

Net cash used in operating activities for the year ended December 31, 2011, 2010 and 2009 was $23.9 million, $22.4 million and 17.8 million respectively. The increase of $1.5 million in cash used in operations in 2011 compared to 2010 was primarily attributable to an increase in research and development spending associated with TH-302. The increase of $4.6 million in cash used in operations in 2010 compared to 2009 was primarily attributable to an increase in research and development spending associated with TH-302.

Net cash used in investing activities during the year ended December 31, 2011 was $9.2 million, primarily due to purchases of marketable securities of $28.2 million, offset by maturities of investments of $19.5 million. Net cash provided by investing activities for the year ended December 31, 2010 was $22.1 million, primarily due to proceeds from sales and maturities of marketable securities of $37.4 million, offset by purchases of investments of $15.2 million. Net cash used in investing activities for the year ended December 31, 2009 was $21.5 million, primarily due to purchases of marketable securities of $35.0 million, offset by proceeds from sales and maturities of investments of $13.5 million.

Net cash provided by financing activities for year ended December 31, 2011 was $30.2 million and primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering and $2.3 million net proceeds from equity issuances pursuant to our at the market stock issuance facility. Net cash provided by financing activities was $6,000 for the year ended December 31, 2010, due to proceeds from the sale of stock under our equity incentive plans, partially offset by deferred offering costs. Net cash provided by financing activities was $32.7 million for the year ended December 31, 2009, reflecting the $33.1 million net proceeds from the sale of our common stock in October 2009, offset by repayments of notes payable totaling $0.3 for the year.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through additional arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend on the outcome of our clinical trials and other clinical and regulatory events as well as factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through additional arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our consolidated balance sheets. In July 2011, we entered into a noncancelable facility sublease agreement for 28,180 square feet of laboratory space and office space located in South San Francisco, California, which serves as our new corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires us to pay certain taxes, assessments, fees and other costs associated with the premises, in amounts yet to be determined. We will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease we paid a security deposit of approximately $60,000.

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of December 31, 2011 are as follows (in thousands):

	One to three years (2012 to 2014)	Four to five years (2015 to 2016)	After five Years	Total
Facilities leases	$1,849	$1,354	$235	$3,438
Purchase commitments	1,637	—	—	1,637

Total	$3,486	$1,354	$235	$5,075

At the Market Stock Issuance Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of December 31, 2010 we had not sold any stock pursuant to the sales agreement. For the year ended December 31, 2011, we sold an aggregate of 971,037 shares of our common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock were $2.3 million. The sales of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement we filed on January 20, 2012, pursuant to a new registration statement filed with the Securities and Exchange Commission, we may sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent on the terms and conditions described above. During February 2012, we sold 1,614,598 shares of our common stock at an average price of $6.10 pursuant to the sales agreement. Net proceeds from the sale of stock were $9.5 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

License and Development Agreements

On February 2, 2012, we entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, our small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide us an option to co-commercialize TH-302 in the United States. In exchange, we will receive an upfront payment of $25 million and could receive another $35 million in additional development milestones that are independent of continued development of TH-302 in pancreatic cancer during 2012. We are also eligible to receive a $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer. Total potential milestone payments are $525 million, comprised of $280 million in regulatory and development milestones and $245 million in sales-based milestones.

In the United States, we will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. We with Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, we retain the option to co-promote TH-302 in the United States. Additionally, we retain the option to co-commercialize TH-302 upon the achievement of certain sales and regulatory milestones, allowing us to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales in these territories.

The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country basis until the later of the last to expire patent covering TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck has the right to terminate the agreement after the achievement of certain milestones, and each party has the right to terminate the agreement following uncured material breach by the other party.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

We incurred net operating losses for the years ended December 31, 2011, 2010 and 2009 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2011, we had accumulated approximately $95 million in both federal and state net operating loss carryforwards to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2011 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2011, we had research credit carryforwards of approximately $1.7 million and $3.5 million for federal California state income tax purposes, respectively. If not utilized the federal carryforward will expire in 2022. During the year ended December 31, 2009, the Company wrote down its deferred tax assets related to net operating loss carryforwards and tax credits that are expected to expire before utilization due to the annual limitation.

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

Preclinical and Clinical Trial Accruals

Most of our preclinical and clinical trials are performed by third party contract research organizations, or CROs, and clinical supplies are manufactured by contract manufacturing organizations, or CMOs. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. We accrue these expenses based upon our assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. Our estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies, and may not match the actual services performed by the organizations. This could result in adjustments to our research and development expenses in future periods or restatement of prior periods. To date we have had no significant adjustments.

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

We adopted ASC 820, (“Fair Value and Measurements,) in the first quarter of 2008. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Financial Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides a consistent definition of fair value and aligns the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU will be effective for our first quarter of 2012 and should be applied prospectively. Early adoption is not permitted. We do not expect our adoption of ASU 2011-04 to have a material impact to our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income as part of the statement of stockholders’ equity. This ASU will be effective for our first quarter of 2012 and should be applied retrospectively. Early adoption is permitted. We do not expect our adoption of ASU 2011-05 to have a material impact to the consolidated financial statements.

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Threshold Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and for the period from October 17, 2001 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2010 and for the period from October 17, 2001 (inception) through December 31, 2010, were audited by other auditors whose report dated March 24, 2011 expressed an unqualified opinion on those statements. The financial statements for the period from October 17, 2001 (inception) through December 31, 2010 include total revenues and net loss of $5,027,000 and $225,943,000, respectively. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the period October 17, 2001 (inception) through December 31, 2011, insofar as it relates to amounts for prior periods through December 31, 2010, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Threshold Pharmaceuticals, Inc., at December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended and the period from October 17, 2001 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

March 15, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Threshold Pharmaceuticals, Inc.

(a development stage enterprise)

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Threshold Pharmaceuticals, Inc. and its subsidiary (the “Company”) (a development stage enterprise) at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 and cumulatively for the period from October 17, 2001 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for common stock warrants effective January 1, 2009.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 24, 2011

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,882	$8,691
Marketable securities	14,408	6,008
Prepaid expenses and other current assets	254	473
Restricted cash	—	471

Total current assets	20,544	15,643
Property and equipment, net	543	271
Other assets	1,349	290

Total assets	$22,436	$16,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,389	$252
Accrued clinical and development expenses	4,465	2,439
Accrued liabilities	1,737	823

Total current liabilities	8,591	3,514
Warrant liability	9,209	7,499
Deferred rent	153	248

Total liabilities	17,953	11,261

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2011 and 2010; Issued and outstanding: 49,128,475 and 33,702,242 shares at December 31, 2011 and 2010, respectively.	49	34
Additional paid-in capital	256,563	231,383
Accumulated other comprehensive (loss) income	(1)	1
Deficit accumulated during the development stage	(252,128)	(226,475)

Total stockholders’ equity	4,483	4,943

Total liabilities and stockholders’ equity	$22,436	$16,204

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2011
	2011	2010	2009
Revenue	$62	$—	$—	$5,089

Operating expenses:
Research and development	24,388	18,937	15,844	203,035
General and administrative	5,710	4,971	5,480	69,207

Total operating expenses	30,098	23,908	21,324	272,242

Loss from operations	(30,036)	(23,908)	(21,324)	(267,153)
Interest income (expense), net	25	60	(13)	8,344
Other income (expense), net	4,358	5,166	(2,311)	7,213

Net loss	(25,653)	(18,682)	(23,648)	(251,596)
Dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(40,862)

Net loss attributable to common stockholders	$(25,653)	$(18,682)	$(23,648)	$(292,458)

Net loss per common share:
Basic and diluted	$(0.56)	$(0.56)	$(1.21)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	45,900	33,654	19,594

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2011

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

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2011

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

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2011

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

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

FOR THE PERIOD

FROM OCTOBER 17, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2011

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Stock-based compensation	—	—	803	—	—	—	803
Components of other comprehensive income (loss):
Change in unrealized gain on marketable securities	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	(18,682)	(18,682)

Comprehensive loss							(18,657)

Balances, December 31, 2010	33,702,242	$34	$231,383	$—	$1	$(226,475)	$4,943
Issuance of common stock to certain investors, net of issuance costs of $2.5 million	15,284,118	15	23,992	—	—	—	24,007
Issuance of common stock pursuant to stock plans	142,115	—	149	—	—	—	149
Stock-based compensation	—	—	1,039	—	—	—	1,039
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	(25,653)	(25,653)

Comprehensive loss							(26,655)

Balances, December 31, 2011	49,128,475	$49	$256,563	$—	$(1)	$(252,128)	$4,483

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,			Cumulative Period from October 17, 2001 (date of inception) to December 31, 2011
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(25,653)	$(18,682)	$(23,648)	$(251,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525	509	597	5,361
Stock-based compensation expense	1,039	803	2,211	39,847
Change in common stock warrant value	(4,358)	(5,166)	2,311	(7,213)
Amortization of debt issuance costs	—	—	—	44
(Gain) loss on sale of investments, property and equipment	(17)	—	—	(44)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(369)	(247)	161	(998)
Accounts payable	2,137	(32)	(556)	2,389
Accrued clinical and development expenses	2,026	821	1,074	4,465
Accrued liabilities	914	(149)	130	1,737
Deferred rent	(95)	(241)	(65)	153
Deferred revenue	—	—	—	—

Net cash used in operating activities	(23,851)	(22,384)	(17,785)	(205,855)

Cash flows from investing activities:
Acquisition of property and equipment	(528)	(108)	(22)	(5,624)
Acquisition of marketable securities	(28,154)	(15,223)	(34,961)	(223,947)
Proceeds from sales and maturities of marketable securities	19,500	37,454	13,496	209,302
Restricted cash		12	—	(471)

Net cash provided by (used in) investing activities	(9,182)	22,135	(21,487)	(20,740)

Cash flows from financing activities:
Proceeds from redeemable convertible preferred stock, net	—	—	—	49,839
Proceeds from issuance of common stock and warrants, net of offering expenses	30,224	140	33,077	182,772
Deferred offering costs	—	(134)	—	(134)
Proceeds from issuance of notes payable	—	—	—	3,616
Repayment of notes payable	—	—	(337)	(3,616)

Net cash provided by (used in) financing activities	30,224	6	32,740	232,477

Net increase (decrease) in cash and cash equivalents	(2,809)	(243)	(6,532)	5,882
Cash and cash equivalents, beginning of period	8,691	8,934	15,466	—

Cash and cash equivalents, end of period	$5,882	$8,691	$8,934	$5,882

Supplemental disclosures:
Cash paid for interest	$—	$—	$110	$560

Non-cash investing and financing activities:
Cumulative change in accounting principle	$—	$—	$532	$532

Deferred stock-based compensation	$—	$—	$—	$19,511

Conversion of redeemable convertible preferred stock	$—	$—	$—	$49,839

Change in unrealized gain (loss) in marketable securities	$(2)	$25	$(43)	$(1)

Fair value of redeemable convertible preferred stock warrant	$—	$—	$—	$44

Dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$—	$40,862

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

In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2011, there has been no financial activity related to this entity.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. At December 31, 2011, the Company had an accumulated deficit of $252.1 million. The Company continues to incur substantial expenses related to performing research and development since December 31, 2011 and management believes that it will continue to do so for the foreseeable future. On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price equal $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and estimated offering costs. During the year ended December 31, 2011, the Company sold an aggregate of 971,037 shares of common stock at an average price of $2.66 pursuant to the Company’s At Market Issuance Sales Agreement for net proceeds of $2.3 million.

The Company expects to need to raise additional capital or incur indebtedness to in-license or otherwise acquire and develop additional products or programs. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to identify promising in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through additional arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if such adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing for the amounts required to execute the Company’s business plans and on the terms acceptable to the Company.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Accordingly, leasehold improvements are being amortized over lease terms of approximately 4-6 years. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Impairment of Long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. As of December 31, 2011, the Company has not incurred any such impairment losses.

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

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of ASC 605, “Revenue Recognition”. In 2011, the Company recognized $0.1 million in revenue in connection with the Company’s 2009 agreement with Eleison Pharmaceuticals (“Eleison”) for the development of glufosfamide, which represents a 50% share of an upfront payment from a sublicense by Eleison. Revenue was recognized upon receipt of this payment because the Company does not have any further obligations with respect to this sublicense. In connection with the Company’s agreement with MediBIC Co. Ltd. (“MediBIC”), the Company recognized revenue from the non-refundable, upfront payment ratably over the term of its performance under the agreement. The upfront payment received, pending recognition as revenue, was recorded as deferred revenue and classified as a short-term or long-term liability on the consolidated balance sheet to be recognized over the period of deferral. Revenue was fully recognized on a straight-line basis through 2008, the development period. In 2009, the Company had no responsibilities for development activities and in May 2009, the Company dissolved the Joint Development Committee (“JDC”) comprising MediBIC and the Company.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Financial Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides a consistent definition of fair value and aligns the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU will be effective for the Company’s first quarter of 2012 and should be applied prospectively. Early adoption is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact to the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income as part of the statement of stockholders’ equity. This ASU will be effective for the Company’s first quarter of 2012 and should be applied retrospectively. Early adoption is permitted. The Company does not expect its adoption of ASU 2011-05 to have a material impact to the consolidated financial statements.

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

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss attributable to common stockholders	$(25,653)	$(18,682)	$(23,648)

Denominator:
Weighted-average number of common shares outstanding	45,900	33,654	19,594
Less: Weighted-average shares subject to repurchase	—	—	—

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	45,900	33,654	19,594

Basic and diluted net loss per common share	$(0.56)	$(0.56)	$(1.21)

The following warrants, outstanding options, common stock subject to repurchase and purchase rights under the Company’s ESPP were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2011	2010	2009
Warrants to purchase common stock	16,643	10,918	10,918
Options to purchase common stock	3,672	2,746	936
Shares issuable related to the ESPP	70	61	50

NOTE 3—FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 820”Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,050	$4,050	$—	$—
Corporate bonds	4,690	—	4,690	—
Government securities	5,970	—	5,970	—
Commercial paper	5,548	—	5,548	—

Total cash equivalents and marketable securities	$20,258	$4,050	$16,208	$—

	Fair Value as of December 31, 2010	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,627	$4,627	$—	$—
Certificates of deposit	245	—	245	—
Corporate bonds	1,663	—	1,663	—
Government securities	3,202	—	3,202	—
Commercial paper	4,865	—	4,865	—

Total cash equivalents and marketable securities	$14,602	$4,627	$9,975	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2011 and 2010:

As of December 31, 2011 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,050	$—	$—	$4,050
Corporate bonds	4,693	—	(3)	4,690
Government securities	5,968	2	—	5,970
Commercial paper	5,548	—	—	5,548

	20,259	2	(3)	20,258
Less cash equivalents	(5,850)	—	—	(5,850)

Total marketable securities	$14,409	$2	$(3)	$14,408

As of December 31, 2010 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,627	$—	$—	$4,627
Certificates of deposit	245	—	—	245
Corporate bonds	1,662	1	—	1,663
Government securities	3,202	—	—	3,202
Commercial paper	4,865	—	—	4,865

	14,601	1	—	14,602
Less cash equivalents	(8,594)	—	—	(8,594)

Total marketable securities	$6,007	$1	$—	$6,008

There were no realized gains or losses in 2011 and 2010.

As of December 31, 2011, weighted average days to maturity for the Company’s available for sale securities was 61 days, with the longest maturity being July 2012.

As of December 31, 2010, there were no marketable securities with unrealized losses.

The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The only Level 3 financial instruments are warrants. The Company determined the fair value of the liability associated with its warrants to purchase

16.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 8—Stockholders’ Equity.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2011	2010
Computer and office equipment	$337	$875
Laboratory equipment	1,316	1,368
Leasehold improvements	640	2,802

	2,293	5,045
Less: Accumulated depreciation and amortization	(1,750)	(4,774)

Total property and equipment, net	$543	$271

Depreciation and amortization expense was $0.2 million, $0.3 million, $0.7 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009, and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2011, respectively. In connection with the Company’s relocation of its corporate headquarter and laboratories to South San Francisco from Redwood City during 2011, the Company wrote off leasehold improvements and computer and office equipment that were fully depreciated with historical asset values of $2.7 million and $0.6 million, respectively. In addition, the Company incurred leasehold improvements at the new South San Francisco facility of approximately $0.5 million during 2011.

NOTE 5—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31,
	2011	2010
Payroll and employee related expenses	$1,302	$528
Professional services	195	116
Other accrued expenses	240	179

Total accrued liabilities	$1,737	$823

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

In August 2004, we entered into a noncancelable facilities sublease agreement for 33,700 square feet of laboratory and office space that originally expired on February 28, 2010 for our headquarters in Redwood City, California. In February 2006, the Company entered into a new lease for an additional 34,205 square feet of office space and extended the lease term for the existing space located at the Company’s headquarters in Redwood City, California to September 30, 2011. The lease was for a period of 66 months, beginning on April 1, 2006 with respect to the additional square footage and began on March 1, 2010 with respect to the existing square footage. The lease expired on September 30, 2011.

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

As of December 31, 2011 the future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2012	584
2013	624
2014	641
2015	663
2016	691
2017	235

Total	$3,438

Rent expense for the years ended December 31, 2011, 2010, 2009 and, cumulatively, for the period from October 17, 2001 (date of inception) to December 31, 2011 was $1.3 million, $1.2 million, $1.2 million, and $9.1 million, respectively.

License Agreements

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

Eleison will pay the Company 50% of its profits from commercialization on a quarterly basis, beginning on the date of first commercial sale, if any. Eleison has the right to sublicense some or all of its rights under the agreement, and will pay the Company 50% of amounts received under any sublicenses, including, without limitation, any royalty payments, license fee payments, milestone payments and payments for any equity or debt purchases by a sublicensee, within 30 days of the receipt of any such amounts or payments by Eleison. Eleison will bear all costs associated with development, commercialization and patent prosecution, and will control product development and commercialization. In addition, Eleison will be responsible for all royalty and milestone payments due under the Baxter license and MediBIC development agreement. The agreement contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to commence clinical development activities with glufosfamide. In 2011, the Company received $0.1 million in revenue, which represents the Company’s 50% share of an upfront payment from a sublicense by Eleison.

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

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price of $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. Net proceeds generated from the offering were approximately $27.8 million which includes underwriter discounts and estimated offering costs. The warrants have a five-year term and an exercise price equal to $2.46 per share of common stock. The number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable.

On October 29, 2010, the Company entered into an at market issuance sales agreement, or sales agreement, with MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as sales agent. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. As of the year ended December 31, 2010 we had not sold any stock pursuant to the sales agreement. During the year ended December 31, 2011, we sold 971,037 shares of our common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock were $2.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

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

On February 4, 2005, the Company completed its initial public offering of 1.0 million shares of common stock for net proceeds totaling $38.1 million. On October 14, 2005, the Company completed a public offering of 1.1 million shares of its common stock for net proceeds totaling $62.4 million. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2011.

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

At December 31, 2011 and 2010, the Company had warrants outstanding to purchase 3,588,221 shares of common stock from the August 2008 offering. The fair value of these warrants on December 31, 2011 and 2010 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2011	December 31, 2010
Risk-free interest rate	0.25%	1.02%
Expected life (in years)	1.66	2.66
Dividend yield	—	—
Volatility	84%	94%
Stock price	$1.22	$1.35

On January 1, 2009, Company recorded a cumulative effect of change in accounting principle adjustment to its deficit accumulated during development stage of $0.5 million and a corresponding reclassification of the Company’s outstanding warrants from stockholder’s equity to warrant liability. During the years ended December 31, 2011 and 2010, a change in fair value of $1.1 million and $1.8 million related to the August 2008 warrants was recorded as other income in the Company’s consolidated statement of operations, respectively.

At December 31, 2011 and 2010, the Company had warrants outstanding to purchase 7,329,819 shares of common stock from the October 2009 offering. The fair value of these warrants on December 31, 2011 and 2010 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2011	December 31, 2010
Risk-free interest rate	0.36%	1.40%
Expected life (in years)	2.76	3.76
Dividend yield	—	—
Volatility	88%	88%
Stock price	$1.22	$1.35

On October 5, 2009, the Company determined the fair value of the warrants to be $9.8 million and classified that amount of the net proceeds from the October 2009 offering to warrant liability. During the years ended December 31, 2011 and 2010, a change in fair value of $1.4 million and $3.4 million related to the October 2009 warrants was recorded as other income in the Company’s consolidated statement of operations.

At December 31, 2011 the Company had warrants outstanding to purchase 5,725,227 shares of common stock from the March 2011 offering. The fair value of these warrants on December 31, 2011 and March 16, 2011, was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2011	March 16, 2011
Risk-free interest rate	0.60%	1.87%
Expected life (in years)	4.21	5.0
Dividend yield	—	—
Volatility	102%	89%
Stock price	$1.22	$1.67

On March 16, 2011, the Company determined the fair value of the warrants to be $6.1 million and classified that amount of the net proceeds from the March 2011 offering to warrant liability. During the year ended December 31, 2011, a change in the fair value of $1.9 million related to the March 2011 warrants was recorded as other income in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of December 31, 2011:

(in thousands)	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Common stock warrants	$9,209	$—	$—	$9,209

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2009	$12,665
Change in fair value of common stock warrants during 2010	(5,166)

Balance at December 31, 2010	$7,499
Issuance of common stock warrants related to March 2011 offering	6,068
Change in fair value of common stock warrants during 2011	(4,358)

Balance at December 31, 2011	$9,209

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

Activity under the 2001 Plan and 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Shares reserved at Plan inception	202,400	—	$—	$—

Balances, December 31, 2001	202,400	—	—	—
Options granted	(179,992)	179,992	0.96	0.96
Options exercised	—	(405)	0.96	0.96

Balances, December 31, 2002	22,408	179,587	0.96	0.96
Additional shares reserved	506,000	—	—	—
Options granted	(121,092)	121,092	0.96–1.56	0.96
Options exercised	—	(1,285)	0.96	0.96
Options canceled	927	(927)	0.96	0.96

Balances, December 31, 2003	408,243	298,467	0.96–1.56	0.96
Options granted	(370,372)	370,372	1.56–3.18	2.16
Options exercised	—	(586,365)	0.96–3.18	1.50
Options canceled	7,926	(7,926)	0.96–3.18	1.68

Balances, December 31, 2004	45,797	74,549	0.96–3.18	2.70
Additional shares reserved	404,800	—	—	—
Options granted	(157,849)	157,849	3.18–89.88	49.32
Options exercised	—	(75,545)	0.96–3.18	2.94
Options canceled	2,475	(2,475)	34.80–74.70	39.72
Options repurchased	10,664	—	0.96–3.18	2.46

Balances, December 31, 2005	305,887	154,378	0.96–89.88	49.74
Additional shares reserved	202,401	—	—	—
Options granted (1)	(744,228)	744,228	9.30–99.12	41.94
Options exercised	—	(22,023)	1.56–37.56	5.52
Options canceled (1)	530,831	(530,831)	3.18–99.12	62.88
Options repurchased	27,091	—	0.96–3.18	2.94

Balances, December 31, 2006	321,982	345,752	0.96–89.88	15.60
Additional shares reserved	202,401	—
Options granted	(283,396)	283,396	3.84–21.66	11.04
Options exercised	—	(337)	3.18–15.42	14.52
Options canceled	131,672	(131,672)	3.18–84.24	16.62
Options repurchased	16,410	—	1.56–3.18	2.10

Balances, December 31, 2007	389,069	497,139	0.96–89.88	12.72
Options granted	(239,538)	239,538	0.42–3.18	2.84
Options exercised	—	(727)	1.56	1.56
Options canceled	118,852	(118,852)	0.96–89.88	15.14
Options repurchased	47	—	3.13	2.10

Balances, December 31, 2008	268,430	617,098	0.42–21.66	8.41
Additional shares reserved	202,401	—
Options granted (2)	(955,265)	955,265	0.79–3.08	1.17
Options exercised	—	(8,764)	0.79–1.30	1.14
Options canceled (2)	627,939	(627,939)	0.79–21.66	8.28

Balances, December 31, 2009	143,505	935,660	0.42–21.66	1.17
Additional shares reserved	2,452,401	—
Options granted	(1,849,500)	1,849,500	0.99–1.88	1.45
Options exercised	—	(20,000)	0.79–1.30	1.05
Options canceled	19,442	(19,442)	0.79–1.95	1.61

Balances, December 31, 2010	765,848	2,745,718	$0.42–3.18	$1.36
Additional shares reserved	1,250,000	—
Options granted	(1,196,500)	1,196,500	1.53-1.86	1.64
Options exercised	—	(11,603)	0.79-1.44	1.24
Options canceled	258,436	(258,436)	0.79-1.88	1.38

Balances, December 31, 2011	1,077,784	3,672,179	$0.42-3.18	$1.45

(1)	Includes 362,000 options that had a weighted average exercise price of $74.22, which were canceled and re-granted at an exercise price of $15.42 in September 2006.
(2)	Includes 559,665 options that had a weighted average exercise price of $8.08, which were canceled and re-granted at an exercise price of $1.30 in February 2009.

At December 31, 2011, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42 – 1.29	306,257	6.48	$0.80	246,775	$0.80
$1.30 – 1.32	503,946	4.57	1.30	492,167	1.30
$1.44 – 1.44	1,466,667	8.24	1.44	596,655	1.44
$1.53 – 1.64	1,226,208	9.39	1.63	235,708	1.63
$1.69 – 1.95	164,000	8.42	1.81	114,853	1.85
$2.22 – 3.18	5,101	5.99	3.01	3,689	2.99

$0.42 – 3.18	3,672,179	7.98	$1.45	1,689,847	$1.36

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 were $0.1 million and $0.1 million, respectively. As of December 31, 2011, the ending options vested and expected to vest was 3,635,209 and the aggregate intrinsic value of these options was $0.1 million. The weighted average remaining contractual life and weighted average exercise price of these options were 7.97 years and $1.45, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2011.

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 were $6,000, $15,000 and $8,000, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $14,000, $21,000 and $10,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

On February 13, 2009, the Company cancelled 559,665 options of 41 eligible employees, consultants and directors that had a weighted average exercise price of $8.08 and re-granted 559,665 options at an exercise price of $1.30, which was the Company’s closing price on February 17, 2009. As a result of the repricing of options of eligible employees and directors, the Company will incur an incremental stock-based compensation expense of $0.2 million over the weighted average vesting period of the repriced options of 2.2 years. The incremental compensation cost was measured as the fair value of the new stock option award over the fair value of the original stock option award based on the closing price on the date of re-grant. The incremental expense related to the repricing recorded for the years ended December 31, 2011, 2010 and 2009 was not significant.

2004 Employee Stock Purchase Plan

Effective with the initial public offering, the Board of Directors approved the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2011, employees had purchased 130,512 shares of common stock under the Purchase Plan at an average price of $1.03. For the year ended December 31, 2010, employees had purchased 118,572 shares of common stock under the Purchase Plan at an average price of $1.01. At December 31, 2011, plan participants had $0.1 million withheld to purchase stock on February 14, 2012, which is included in accrued liabilities on the accompanying consolidated balance sheet. At December 31, 2011, 353,818 shares were authorized and available for issuance under the ESPP.

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

In January 2009, each of the five non-employee directors received a one-time grant to purchase 10,000 shares of the Company’s common stock. In May 2009, at the Company’s annual meeting, an amendment to the Company’s 2004 Equity Incentive Plan to increase the size of the automatic annual option grant to continuing non-employee directors from 2,500 shares to 10,000 shares, was approved by the shareholder of the Company. In accordance with the amendment, each of the five non-employee directors received an automatic grant of an option to purchase 10,000 shares of the Company’s common stock. In May 2010, at the Company’s annual meeting, an amendment to the Company’s 2004 Equity Incentive Plan to increase the size of the automatic annual option grant to continuing non-employee directors from 10,000 shares to 12,500 shares, was approved by the shareholder of the Company. In accordance with the amendment, each of the five non-employee directors received an automatic grant of an option to purchase 12,500 shares of the Company’s common stock. In addition, in May 2010, pursuant to the provisions of the plan, a newly elected non- employee director received an automatic grant of 25,000 shares. In May 2011, each of the six non-employee directors received an automatic grant of an option to purchase 12,500 shares of the Company’s common stock.

Stock-based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation,” using the modified prospective transition method, except for options granted prior to the Company’s initial public offering in February 2005, for which the fair value was determined for disclosure purposes using the minimum value method. Under this transition method, stock-based compensation cost recognized for the years ended December 31, 2011, 2010 and 2009 includes:

•

compensation cost for all unvested stock-based awards as of January 1, 2006 that were granted subsequent to the Company’s initial public offering in February 2005, and prior to January 1, 2006, that were earned during the year ended December 31, 2009 based on the recognition of the grant date fair value estimated in accordance with ASC 815 over the service period, which is generally the vesting period;

•

compensation cost for all stock-based awards granted or modified subsequent to January 1, 2006, that were earned during the years ended December 31, 2011, 2010 and 2009 based on the recognition of the grant date fair value estimated in accordance with the provisions of ASC 815 over the service period, which is generally the vesting period.

In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense recognized under ASC 718 in the Company’s consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 related to stock options and ESPP were $1.0 million, $0.8 million and $2.2 million, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Employee Stock Options
Risk-free interest rate	1.88%	2.35%	1.71%
Expected life (in years)	5.98	5.99	5.71
Dividend yield	—	—	—
Volatility	92%	85%	84%
Weighted-average fair value of stock options granted	$1.23	$1.05	$0.51

Employee Stock Purchase Plan
Risk-free interest rate	0.15%	0.40%	0.71%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—
Volatility	80%	88%	67%
Weighted-average fair value of ESPP purchase rights	$0.66	$0.80	$0.52

To determine the expected term of the Company’s employee stock options granted the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 110, “Share-Based Payment” (“SAB 110”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock based awards. To determine the expected stock price volatility for the Company’s stock based awards, the Company examined historical volatilities for industry peers as well as the Company and utilized a blend of the historical volatilities of the Company and its industry peers. The fair value of all the Company’s stock based award assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

Stock-based Compensation Expense As required by ASC 718 the Company recognized $1.0 million, $0.8 million and $2.2 million of stock-based compensation expense related to stock options granted and purchase rights granted subsequent to the Company’s initial public offering in February 2005, under the Company’s stock option plans, for the years ended December 31, 2011, 2010 and 2009, respectively, in addition to the amortization of deferred compensation above. As of December 31, 2011, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $2.2 million before estimated forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.7 years.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis, as the stock options are earned. The Company issued options to non-employees, which generally vest ratably over the time period the Company expects to receive services from the non-employee. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by ASC 505-50 Equity-Based Payments to Non-Employees using the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.37%	1.94%	2.54%
Expected life (in years)	5.15	5.00	5.26
Dividend yield	—	—	—
Expected volatility	92%	85%	84%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.1 million, $37,000 and $27,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Total stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense:
Research and development	$471	$381	$1,003
General and administrative	568	422	1,208

	$1,039	$803	$2,211

NOTE 10—INCOME TAXES

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2011	2010	2009
U.S. federal taxes (benefit) at statutory rate	$(8,722)	$(6,353)	$(8,040)
State federal income tax benefit	(1,995)	(1,593)	(1,284)
Unutilized (utilized) net operating losses	11,731	9,392	7,396
Stock-based compensation	223	224	936
Research and development credits	(885)	(732)	(503)
Tax assets not benefited	1,105	957	703
Non deductible warrant expense	(1,482)	(1,756)	786
Other	25	(139)	6

Total	$—	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Capitalized start-up costs	$238	$267
Net operating loss carryforwards	37,889	25,765
Research and development credits	3,370	2,953
Deferred stock compensation	1,635	1,943
Other (accruals, reserves, depreciation)	592	1,208

Total deferred tax assets	43,724	32,136
Less: Valuation allowance	(43,724)	(32,136)

	$—	$—

At December 31, 2011, the Company had both federal and state net operating loss carryforwards of approximately $95 million available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2011, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2011, the Company had federal research and development tax credits of approximately $1.7 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $3.5 million, which have no expiration date. During the year ended December 31, 2009, the Company wrote down its deferred tax assets related to net operating loss carryforwards and tax credits that are expected to expire before utilization due to the annual limitation.

During the year ended 2011, the Company performed an analysis of the deferred stock compensation tax carry forward to assess whether a portion of the carry forward may not be available to offset future taxable income. Based on this analysis the Company concluded that a portion of the carry forward may not be available to offset future taxable income. Accordingly the deferred stock compensation carry forward was decreased to $1.6 million as of December 31, 2011 and $1.9 million as of December 31, 2010, which was previously presented in our annual report on form 10-K for year ended December 31, 2010 as $8.7 million. As we maintained a full valuation allowance against the deferred tax assets, the change did not affect the consolidated financial statements.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $11.6 million and by $10.3 million for the years ended December 31, 2011 and 2010, respectively, and decreased by $33.3 million for the year ended December 31, 2009.

The Company adopted ASC Topic 740-10-50 “Accounting for Uncertainty of Income Taxes” (“ASC Topic 740-10-50”), on January 1, 2007. The Company does not believe that its unrecognized tax benefits will change over the next twelve months.

The following table summarizes the activity related to our gross unrecognized tax benefits:

(in thousands)	2011	2010
Gross unrecognized tax benefits at January 1,	$1,100	$1,100
Gross increases (decreases) related to prior year tax positions	—	—
Gross increases (decreases) related to current year tax positions	—	—
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Gross unrecognized tax benefits at December 31,	$1,100	$1,100

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) plan to provide a retirement savings program for the employees of the Company. The 401(k) plan is maintained for the exclusive purpose of benefiting the 401(k) plan participants. The 401(k) plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2011, the Company has not made any contributions to the 401(k) plan.

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

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$—	$—	$—	$62

Net loss attributable to common stockholders	$(8,330)	$(7,923)	$(4,125)	$(5,275)

Net loss per common share, basic and diluted	$(0.23)	$(0.16)	$(0.08)	$(0.11)

Weighted average number of shares used in basic and diluted net loss per common share calculations	36,445	48,805	49,052	49,128
2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$—	$—	$—	$—

Net loss attributable to common stockholders	$(5,959)	$(261)	$(5,908)	$(6,554)

Net loss per common share, basic and diluted	$(0.18)	$(0.01)	$(0.18)	$(0.19)

Weighted average number of shares used in basic and diluted net loss per common share calculations	33,603	33,638	33,672	33,702

NOTE 13—SUBSEQUENT EVENTS

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. In exchange, the Company will receive an upfront payment of $25 million and could receive another $35 million in additional development milestones that are independent of continued development of TH-302 in pancreatic cancer during 2012. The Company is also eligible to receive a $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer. Total potential milestone payments are $525 million, comprised of $280 million in regulatory and development milestones and $245 million in sales-based milestones.

In the United States, the Company will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. The Company and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for TH-302.Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, the Company retains the option to co-promote TH-302 in the United States. Additionally, the Company retains the option to co-commercialize TH-302 upon the achievement of certain sales and regulatory milestones, allowing the company to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales in these territories. The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country basis until the later of the last to expire patent covering TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck has the right to terminate the agreement after the achievement of certain milestones, and each party has the right to terminate the agreement following uncured material breach by the other party.

Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement we filed on January 20, 2012, pursuant to a new registration statement filed with the Securities and Exchange Commission, we may sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Subsequent to December 31, 2011, the Company sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the at market issuance sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Controller is appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011 and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011 and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011 and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011 and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2011 and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the reports of Ernst & Young LLP and PricewaterhouseCoopers LLP are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed on March 13, 2009)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 4, 2010)

3.4	Amended and Restated Bylaws of the Registration (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.5	Certificate of Designations of Rights, Powers and Preferences of Series A Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 9, 2006)

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.2	Amended and Restated Investor Rights Agreement dated November 17, 2003 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.3	Form of Amendment No. 1 to Amended and Restated Investor Rights Agreement among the Registrant and certain parties to the Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.4	Preferred Shares Rights Agreement, dated August 8, 2006, by and between Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on August 9, 2006)

EXHIBIT NUMBER	DESCRIPTION
4.5	Form of Rights Certificate (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on August 9, 2006)

4.6	Amendment to Rights Agreement dated July 10, 2008 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 14, 2008)
4.7	Second Amendment to Rights Agreement dated as of September 29, 2009 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 30, 2009)

4.8	Third Amendment to Rights Agreement dated as of March 11, 2011 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 11, 2011)

4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2008)

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 30, 2009)

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 11, 2011)

4.12	Form of Indenture (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 filed on June 10, 2011)

10.1+	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.2*	2004 Amended and Restated Equity Incentive Plan (as amended on May 19, 2010)

10.3+	Amended and Restated 2004 Employee Stock Purchase Plan (as amended and restated effective May 22, 2009) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010)

10.4†	Agreement between the Registrant, Baxter International Inc. and Baxter Oncology GmbH, dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.5†	Exclusive License Agreement by and between the Registrant, Dr. Theodore Lampidis and Dr. Waldemar Priebe, dated November 11, 2002 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.6	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 27, 2003 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.7	Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated April 7, 2006 (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on May 15, 2006)

10.8+	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

EXHIBIT NUMBER	DESCRIPTION
10.9†	Agreement by and between the Registrant and Aziende Chimiche Riunite Angelini Francesco - Acraf S.p.a. dated June 24, 2004 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on March 28, 2006)

10.10	Sublease by and between the Registrant and ArQule, Inc. dated as of August 31, 2004 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.11	Offer Letter by and between the Registrant and William A. Halter dated September 3, 2004 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.12	Offer Letter by and between the Registrant and George G.C. Parker dated September 3, 2004 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004).

10.13†	Development Agreement by and between the Registrant and MediBIC Co. Ltd., dated November 30, 2004 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004).

10.14	Letter Agreement amending Development Agreement by and between the Registrant and MediBIC Co. Ltd. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.15+	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on May 24, 2005)

10.16+	Consulting Agreement and Amendment to Stock Vesting Agreement by and between the Registrant and Dr. George F. Tidmarsh dated August 18, 2005 (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on August 19, 2005)

10.17	Triple Net Space Lease by and between the Registrant and Pacific Shores Investors, LLC, dated January 31, 2006 (incorporated by reference to Exhibit 10.24 to our Current Report on Form 8-K filed on February 9, 2006)

10.18	Form of Notice of Grant of Stock Options and Stock Option Agreement (incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K filed on March 17, 2006)

10.19+	Offer Letter by and between the Registrant and John G. Curd dated October 3, 2007 (incorporated by reference to Exhibit 10.34 to our Current Report on Form 8-K filed on October 25, 2007)

10.20+	Change of Control and Severance Agreement by and between the Registrant and John G. Curd dated October 19, 2007 (incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K filed on October 25, 2007)

10.21+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007 (incorporated by reference to Exhibit 10.36 to our Current Report on Form 8-K filed on November 2, 2007)

10.22	Form of Securities Purchase Agreement dated July 9, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2008)

10.23+	Form of Amended and Restated Change of Control Severance Agreement dated November 19, 2008 (incorporated by reference to Exhibit 10.41 to our Current Report on Form 8-K filed on November 21, 2008)

EXHIBIT NUMBER	DESCRIPTION
10.24	Form of Securities Purchase Agreement dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2009)

10.25	Waiver of rights, dated October 19, 2009, by the Federated Kaufmann Fund (“Kaufmann”), under Section 4.7 of the Securities Purchase Agreement dated as of September 29, 2009 between the Registrant and Kaufmann (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 8, 2010)

10.26†	Exclusive License Agreement dated October 14, 2009 (effective October 5, 2009) by and between the Registrant and Eleison Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 8, 2010)

10.27	At Market Issuance Sales Agreement by and between the Registrant and McNicoll, Lewis & Vlak LLC dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2010)

10.28	Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 3, 2011)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Filed herewith.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

**	This information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

March 15, 2012	By:	/s/ HAROLD E. SELICK, PH.D.
Harold E. Selick, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D. Harold E. Selick, Ph.D.	Chief Executive Officer (principal executive officer)	March 15, 2012

/s/ JOEL A. FERNANDES Joel A. Fernandes	Vice President, Finance and Controller (principal financial and accounting officer)	March 15, 2012

/s/ JEFFREY W. BIRD, M.D., PH.D. Jeffrey W. Bird, M.D., Ph.D.	Director	March 15, 2012

/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 15, 2012

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 15, 2012

/s/ WILFRED E. JAEGER, M.D. Wilfred E. Jaeger, M.D.	Director	March 15, 2012

/s/ GEORGE G. C. PARKER, PH.D. George G. C. Parker, Ph.D.	Director	March 15, 2012

/s/ DAVID R. PARKINSON, M.D. David R. Parkinson, M.D.	Director	March 15, 2012