Form 10-Q
period 2012-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2012-05-03
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-32979

Threshold Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Harbor Way, Suite 300, South San Francisco, CA 94080

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

On April 30, 2012, there were 54,499,799 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2012

EXHIBITS

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2012	December 31, 2011 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,935	$5,882
Marketable securities	23,796	14,408
Collaboration receivable	37,540	—
Prepaid expenses and other current assets	767	254

Total current assets	88,038	20,544
Property and equipment, net	617	543
Restricted cash and other assets	1,059	1,349

Total assets	$89,714	$22,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$1,307	$2,389
Accrued clinical and development expenses	4,703	4,465
Accrued liabilities	2,016	1,737
Deferred revenue, current	7,188	—

Total current liabilities	15,214	8,591
Warrant liability	101,625	9,209
Deferred revenue, non-current	50,060	—
Deferred rent	262	153

Total liabilities	167,161	17,953
Commitments and contingencies (Note 7)
Stockholders’ equity (net capital deficiency):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 54,101,725 shares at March 31, 2012 and 49,128,475 shares at December 31, 2011	54	49
Additional paid-in capital	290,159	256,563
Accumulated other comprehensive gain (loss)	1	(1)
Accumulated deficit	(367,661)	(252,128)

Total stockholders’ equity (net capital deficiency)	(77,447)	4,483

Total liabilities and stockholders’ equity (net capital deficiency)	$89,714	$22,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$252	$—

Operating expenses:
Research and development	5,687	6,097
General and administrative	1,708	1,297

Total operating expenses	7,395	7,394

Loss from operations	(7,143)	(7,394)
Interest income, net	1	3
Interest and other expense	(108,391)	(939)

Net loss	(115,533)	(8,330)
Other comprehensive loss:
Unrealized gain (loss) on available-for sale securities	2	(4)

Comprehensive loss	$(115,531)	$(8,334)

Net loss per common share, basic and diluted	$(2.30)	$(0.23)

Weighted average number of shares used in per common share calculations: basic and diluted	50,326	36,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(115,533)	$(8,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	88
Stock-based compensation expense	398	249
Change in common stock warrant value	108,391	939
Changes in operating assets and liabilities:
Collaboration receivable	(37,540)	—
Prepaid expenses and other assets	(223)	2
Accounts payable	(1,082)	352
Accrued clinical and development expenses	238	258
Accrued liabilities	279	508
Deferred rent	109	(71)
Deferred revenue	57,248	—

Net cash provided by (used in) operating activities	12,308	(6,005)

Cash flows from investing activities:
Acquisition of property and equipment	(34)	—
Acquisition of marketable securities	(17,940)	(5,744)
Proceeds from sales and maturities of marketable securities	8,492	3,285

Net cash used in investing activities	(9,482)	(2,459)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	17,227	29,692

Net cash provided by financing activities	17,227	29,692

Net increase in cash and cash equivalents	20,053	21,228
Cash and cash equivalents, beginning of period	5,882	8,691

Cash and cash equivalents, end of period	$25,935	$29,919

Supplemental schedule of non-cash investing and financing activities
Change in unrealized gain (loss) on marketable securities	$2	$(4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a biotechnology company focused on the discovery and development of drugs targeting the severe hypoxia in the microenvironment of solid tumors and patients with some hematological malignancies. The Company was incorporated in the State of Delaware on October 17, 2001. In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom for purposes of conducting clinical trials in Europe. There is currently no financial activity related to this entity.

On February 2, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. As a result of the agreement with Merck and the late development stage of TH-302, Threshold is no longer considered a Development Stage Company as of the first quarter of 2012. Threshold operates in one business segment.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Liquidity

The Company has product candidates in various stages of development as well as discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. The Company continues to incur substantial expenses related to research and development and management believes that it will continue to do so for the foreseeable future. On February 2, 2012, the Company entered into an agreement with Merck KGaA, which provided for an upfront payment of $25 million. The Company also earned a further $32.5 million in milestone payments during the quarter, $20 million of which was received subsequent to March 31, 2012 and the remaining $12.5 million is expected by the end of 2012. We could receive an additional $22.5 million in potential milestone payments that are independent of continued development of TH-302 in pancreatic cancer in 2012. See further details in Note 3 Collaboration Arrangements.

The Company expects to need to raise additional capital or incur indebtedness to fund new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to identify promising new in-house development programs or in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if such adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing for the amounts required to execute the Company’s business plans and on terms acceptable to the Company.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method”, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.

The Company’s revenues are related to its collaboration arrangement with Merck KGaA, which was entered in February 2012. The collaboration with Merck provides for various types of payments to the Company, including non-refundable upfront license, milestone and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company will also receive reimbursement for Merck’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement is reflected as a reduction of operating expenses and not as revenue.

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The deliverables under the Merck agreement have been determined to be a single unit of accounting and as such the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which is the product development period. The Company determines the estimated performance period and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

Deferred revenue associated with a non-refundable payment received under a collaborative agreement for which the performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue in the period that termination occurred provided that all performance obligations have been satisfied.

The Company recognizes revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, “Collaboration Arrangements,” for analysis of milestone events deemed to be substantive or non-substantive.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Financial Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides a consistent definition of fair value and aligns the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU was effective in the Company’s first quarter of 2012. The Company’s adoption of ASU 2011-04 did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income as part of the statement of stockholders’ equity. This ASU was effective in the Company’s first quarter of 2012 and the Company elected to present other comprehensive income in a single continuous statement.

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants. A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(115,533)	$(8,330)

Denominator:
Weighted average common shares outstanding	50,326	36,445

Basic and diluted net loss per share	$(2.30)	$(0.23)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2012	2011
Shares issuable upon exercise of warrants	13,648	16,643
Shares issuable upon exercise of stock options	3,828	2,707
Shares issuable related to the ESPP	42	42

NOTE 3 — COLLABORATION ARRANGEMENTS

On February 2, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. The Company received an upfront payment of $25 million, of which $21 million was received during the quarter ended March 31, 2012 and $4 million was received subsequent to March 31, 2012. The Company also earned another $32.5 million in milestone payments, including a $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer that the Company received subsequent to March 31, 2012 and the remaining $12.5 million is expected by the end of 2012. Neither of the milestones earned in the first quarter of 2012 were deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement. The Company is eligible to earn additional potential milestone payments of up to $152.5 million in regulatory and development milestones; including $22.5 million in 2012 that are independent of continued development of TH-302 in pancreatic cancer and $340 million in commercialization milestones.

In the United States, the Company will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. The Company and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development expenses for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, Threshold retains the option to co-promote TH-302 in the United States. Additionally, the Company retains the option to co-commercialize TH-302, upon the achievement of certain sales and regulatory milestones, allowing the Company to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales in these territories. The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country basis until the later of the last to expire patent covering TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck has the right to terminate the agreement after the achievement of certain milestones, and each party has the right to terminate the agreement following an uncured material breach by the other party.

The Company’s deliverables under the Merck agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which would be required for Merck to fully realize the value of the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded the upfront payment and milestones earned as deferred revenue and is amortizing them ratably over its estimated period of performance. As a result, the Company recognized $0.3 million of revenue for the three months ended March 31, 2012. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned a $1.1 million reimbursement for eligible worldwide development expenses for TH-302 from Merck during the three months ended March 31, 2012. Such earned reimbursement has been reflected as reduction of operating expenses and not as revenue.

Of the remaining potential future milestones, $152.5 million are related to development and regulatory milestones and $340 million are related to commercialization milestones that may be received under the Merck Agreement. Development milestones in the agreement include primarily the initiation of various phases of clinical trials. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed development and regulatory milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement of the value of the delivered rights and license of TH-302 and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Development and regulatory milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimate period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific roles and responsibilities related to the development and regulatory activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck agreement, Merck will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercial milestones. These commercial milestones would typically be achieved after the completion of the Company’s development and regulatory activities. The Company would account for the commercial milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

NOTE 4 — STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement the Company filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, the Company may sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC as its sales agent. During the three months ended March 31, 2012, the Company sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the at market issuance sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

Common Stock Warrants

The Company accounts for its common stock warrants under guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The guidance required the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statement of comprehensive loss.

During the three months ended March 31, 2012, warrants to purchase 2,995,196 shares of common stock were exercised for net proceeds of approximately $4.6 million. Upon the exercise of the warrants, the Company transferred the fair value of the warrants of approximately $16.0 million from warrant liability into stockholders’ equity.

At March 31, 2012 and December 31, 2011, the Company had warrants outstanding to purchase 3,529,398 and 3,588,221 shares of common stock, respectively, from the August 2008 offering. The fair value of these warrants on March 31, 2012 and December 31, 2011 was determined using a Black-Scholes valuation model with the following level 3 inputs:

	March 31, 2012	December 31, 2011
Risk-free interest rate	0.33%	0.25%
Expected life (in years)	1.41	1.66
Dividend yield	—	—
Volatility	117%	84%
Stock price	$8.80	$1.22

During the three months ended March 31, 2012, the change in fair value of $24.7 million related to the August 2008 warrants was recorded as other expense in the Company’s consolidated statement of comprehensive loss.

At March 31, 2012 and December 31 2011, the Company had warrants outstanding to purchase 4,821,969 and 7,329,819 shares of common stock, respectively from the October 2009 offering. The fair value of these warrants on March 31, 2012 and December 31, 2011 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2012	December 31, 2011
Risk-free interest rate	0.51%	0.36%
Expected life (in years)	2.52	2.76
Dividend yield	—	—
Volatility	103%	88%
Stock price	$8.80	$1.22

During the three months March 31, 2012 the change in fair value of $44.5 million related to the October 2009 warrants was recorded as other expense in the Company’s consolidated statement of comprehensive loss.

At March 31, 2012 and December 31, 2011, the Company had warrants outstanding to purchase 5,296,704 and 5,725,227 shares of common stock, respectively from the March 2011 offering. The fair value of these warrants on March 31, 2012 and December 31, 2011was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2012	December 31, 2011
Risk-free interest rate	1.04%	0.60%
Expected life (in years)	3.96	4.21
Dividend yield	—	—
Volatility	110%	102%
Stock price	$8.80	$1.22

During the three months ended March 31, 2012, the change in fair value of $39.2 million related to the March 2011 warrants was recorded as other expense in the Company’s consolidated statement of comprehensive loss.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011offerings, subject to fair value measurements as of March 31, 2012:

	Fair Value as of March 31, 2012	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Common stock warrants	$101,625	$—	$—	$101,625

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2011	$9,209
Change in fair value of common stock warrants during three months ended March 31, 2012	108,391
Exercise of warrants during three months ended March 31, 2012	(15,975)

Balance at March 31, 2012	$101,625

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense recognized in the unaudited condensed consolidated statement of comprehensive loss related to stock options and ESPP was $0.4 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Employee Stock Options:
Risk-free interest rate	1.16%	2.73%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	105%	87%
Weighted-average fair value of stock options granted	$2.52	$1.29
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.20%	0.48%
Expected term (in years)	1.25	1.25
Dividend yield	—	—
Volatility	111%	79%
Weighted-average fair value of ESPP purchase rights	$2.04	$0.84

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.3 million and $0.2 million of stock-based compensation expense related to stock options and purchase rights granted after the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $2.7 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.7 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.1 million and $20,000 for the three months ended March 31, 2012 and 2011, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options and ESPP, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$240	$99
General and administrative	158	150

	$398	$249

Equity Incentive Plans

2004 Equity Incentive Plan On January 1, 2012, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan. At March 31, 2012, 1,989,784 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,672,179	$1.45	—	—
Granted	338,000	$3.20	—	—
Exercised	(182,323)	$1.25	—	—
Forfeitures	—	$—	—	—

Outstanding at March 31, 2012	3,827,856	$1.61	8.19	$27,510,412

Vested and expected to vest March 31, 2012	3,788,219	$1.61	8.18	$27,240,451
Exercisable at March 31, 2012	1,730,139	$1.39	7.39	$12,817,473

The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 were $0.4 million and $3,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million and $8,000 for each of the three months ended March 31, 2012 and 2011, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2012, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the three months ended March 31, 2012, plan participants had purchased 68,651 shares at an average purchase price of $1.15. At March 31, 2012, plan participants had $50,000 withheld to purchase stock on August 14, 2012, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2012, 385,167 shares were authorized and available for issuance under the ESPP.

NOTE 6 — FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value as of March 31, 2012	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$23,035	$23,035	$—	$—
Corporate bonds	911	—	911	—
U.S. Government securities	20,537	—	20,537	—
Commercial paper	5,248	—	5,248	—

Total cash equivalents and marketable securities	$49,731	$23,035	$26,696	$—

	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,050	$4,050	$—	$—
Corporate bonds	4,690	—	4,690	—
Government securities	5,970	—	5,970	—
Commercial paper	5,548	—	5,548	—

Total cash equivalents and marketable securities	$20,258	$4,050	$16,208	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2012 and December 31, 2011:

As of March 31, 2012 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$23,035	$—	$—	$23,035
Corporate bonds	911	—	—	911
U.S. Government securities	20,536	2	(1)	20,537
Commercial paper	5,248	—	—	5,248

	49,730	2	(1)	49,731
Less cash equivalents	(25,935)	—	—	(25,935)

Total marketable securities	$23,795	$2	$(1)	$23,796

As of December 31, 2011 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,050	$—	$—	$4,050
Corporate bonds	4,693	—	(3)	4,690
Government securities	5,968	2	—	5,970
Commercial paper	5,548	—	—	5,548

	20,259	2	(3)	20,258
Less cash equivalents	(5,850)	—	—	(5,850)

Total marketable securities	$14,409	$2	$(3)	$14,408

There were no realized gains or losses in the three months ended March 31, 2012 and 2011.

As of March 31, 2012, weighted average days to maturity for the Company’s available for sale securities was 97 days, with the longest maturity being June 2013.

The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2011 (in thousands):

	In loss position for less than twelve months
As of March 31, 2012 (in thousands):	Fair Value	Unrealized Loss
U.S. Government securities	$7,594		$(1)

The Company determined the fair value of the liability associated with its warrants to purchase 13.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 4 — Stockholders’ Equity.

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

Years Ending December 31,
2012	$584
2013	624
2014	641
2015	663
2016	691
2017	235

Total	$3,438

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2012.

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

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” section in Part II of this quarterly report on Form 10-Q. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking statements. You should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors and the bone marrows of patients with some hematologic malignancies (blood cancers) as novel treatments for patients living with cancer. The microenvironment of these tissues is characterized by, among other things, hypoxia or lack of oxygen. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of patients with solid tumors and hematological malignancies and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our hypoxia activated prodrug (“HAP”) product candidates, including TH-302, are designed to specifically target the hypoxic microenvironment of tumors by selective activation of the prodrug to release a potent cytotoxin. Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on TH-302, for which we entered a license and co-development agreement with Merck KGaA for worldwide development and commercialization. TH-302, which we discovered, is a novel drug candidate that is activated under severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are believed to be present in all solid tumors and the bone marrows of patients with some hematologic malignancies.

TH-302 is currently in Phase 1, Phase 2 and Phase 3 clinical trials. The development plan for TH-302 is designed to investigate the efficacy and safety across a broad range of solid tumors and hematologic malignancies. We reported updated top-line results from the initial Phase 1 monotherapy trial of TH-302 (401 trial) including indication specific data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We have also reported results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 in solid tumors involving combining TH-302 with doxorubicin, gemcitabine, docetaxel and pemetrexed. We have also reported results from our clinical study of TH-302 in patients with advanced leukemias (407 trial) and initiated a clinical study of TH-302 in patients with multiple myeloma (408 trial). In addition, investigations have been initiated to explore the combination of TH-302 with anti-angiogenic therapies including a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib (Sutent ® ) in patients with advanced renal cell carcinoma or gastrointestinal stromal tumors (410 trial) and physician initiated clinical trial of TH-302 administered either in combination with bevacizumab (Avastin ® ) in patients with recurrent high grade astrocytoma including glioblastoma or in combination with pazopanib (Votrient ® ) in patients with solid tumors.

In February of 2012 we reported top-line results from the randomized and controlled Phase 2 trial of TH-302 plus gemcitabine in patients with pancreatic cancer (404 trial). The median progression-free survival (PFS) was 5.6 months for patients treated with gemcitabine in combination with TH-302 at 240 mg/m2 and 340 mg/m2 compared to 3.6 months for patients treated with gemcitabine alone. The PFS hazard ratio comparing the TH-302 combination to gemcitabine alone was 0.61 (95% confidence interval: 0.43—0.87) which was highly statistically significant (p = 0.005) and represented a 63% improvement in PFS. The response rate in the combination arms was 22% compared to 12% in the gemcitabine alone group. Results also demonstrated greater efficacy in the higher TH-302 dose group compared to the lower dose group. The combination was well tolerated with a safety profile that was consistent with our prior study of this combination regimen. As in that study, skin and mucosal toxicities related to TH-302 were dose dependent but not dose limiting. In April 2012, we provided detailed results from our 404 trial at the American Association of Cancer Research (AACR) annual meeting including results for each of the 240 mg/m2 and 340 mg/m2 TH-302 combination arms. The median PFS was 6.0 months in the 340 mg/m2 group. The response rate was 27% in the 340 mg/m2 group. A similar dose dependency was reported in serum CA19-9 levels. There was greater drug exposure in the combination groups with a median of 4 cycles received with gemcitabine alone compared with 5 cycles in the 240 mg/m2 group and 6 cycles in the 340 mg/m2 group. The combination safety profile was consistent with the prior study of this combination regimen. As in that study, skin and mucosal toxicities and were less than what has been seen at the single-agent maximum tolerated dose of TH-302, which was previously established at 575 mg/m2. The incidence of grade 3/4 thrombocytopenia and grade 3/4 neutropenia was significantly higher in the combination arms and highest in the 340 mg/m2 group. Discontinuations for adverse events were lowest in the 340 mg/m2 group. We expect to provide detailed updated top-line results, including mature data on overall survival in the second half of 2012.

During 2011, we presented updated top-line results from our Phase 1/2 combination therapy in patients with soft tissue sarcoma treated with doxorubicin plus TH-302 at the maximum tolerated dose of 300 mg/m 2 (403 trial). In February 2011, we reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma (406 trial). As part of the Special Protocol Assessment (SPA) submission, the FDA agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We initiated the pivotal Phase 3 trial in September of 2011 and expect to provide an update on the interim analysis which will be conducted by an Independent Data Monitoring Committee (IDMC) in the beginning of 2013.

We are working to broaden the applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. During the quarter ended March 31, 2012, we sold 2,022,144 shares of common stock under our at market issuance sales facility for net proceeds of $12.3 million, and we received approximately $4.6 million from the exercise of warrants to purchase common stock. On February 3, 2012, we entered into an agreement with Merck KGaA, which provided for an upfront payment of $25 million. We also earned an additional $32.5 million in milestone payments, $20 million of which we have received subsequent to March 31, 2012 and the remaining $12.5 million is expected by the end of the 2012. We could receive an additional $22.5 million in potential milestone payments that are independent of continued development of TH-302 in pancreatic cancer in 2012. As of March 31, 2012 we had cash, cash equivalents and marketable securities of $49.7 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2012 compared to 2011 due to the continued execution of existing clinical trials and beginning of new clinical trials. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through additional arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. We recognized a total of $0.3 million in the three months ended March 31, 2012 from the amortization of the $25 million upfront payment received and $32.5 million milestone payments earned payments, including a $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer, from our collaboration with Merck. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. No revenue was recognized for the three months ended March 31, 2011.

Research and Development. Research and development expenses were $5.7 million for the three months ended March 31, 2012 compared to $6.1 million for the three months ended March 31, 2011. The $0.4 million decrease in expenses is due primarily to a $1.1 million reimbursement for Merck’s 70% share of development expenses for TH-302, partially offset by $0.4 million increase in clinical development expenses and increase of $0.2 million in consulting and employee related expenses.

Research and development expenses by project (in thousands)	Three months ended March 31,
	2012	2011
TH-302	$4,748	$5,119
Discovery research	947	978

Total research and development expenses	$5,695	$6,097

Research and development expenses associated with our internally discovered compound TH-302 were $4.7 million for the three months ended March 31, 2012 and $5.1 million for the three months ended March 31, 2011. TH-302 continues to progress through the 406 trial, the 404 trial and the 403 trial. We reported top-line results for the 404 trial in February 2012 and detailed results in April 2012. We expect to provide additional overall survival data on the 404 trial in the second half of 2012.

Discovery research and development expenses were $0.9 million for the three months ended March 31, 2012 compared to $1.0 million for the three months ended March 31, 2011. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses are expected to increase in 2012 compared to 2011 due to the continued execution of existing clinical trials and start of new clinical trials.

General and Administrative. General and administrative expenses were $1.7 million for the three months ended March 31, 2012, compared to $1.3 million for the three months ended March 31, 2011. The $0.4 million increase in expenses is due primarily to an increase in consulting expenses related to our collaboration with Merck KGaA. We currently expect our general and administrative expenses to increase in 2012 compared to 2011 due to increased staffing and consulting expenses to support our collaboration with Merck KGaA and the continued development of TH-302.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended March 31, 2012 was $1,000 of interest income compared to $3,000 of interest income for 2011.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2012 was non-cash expense of $108.4 million compared to non-cash expense of $0.9 million, for the three months ended March 31, 2011. The increase in non-cash expense was due to an increase of $108.4 million in the fair value of outstanding warrants to purchase common stock as well as warrants exercised during the three months ended March 31, 2012. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of comprehensive loss.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities. During the quarter ended March 31, 2012, we sold an aggregate of 2,022,144 shares of common stock under our at market issuance sales facility for net proceeds of $12.3 million, and we received approximately $4.6 million from the exercise of warrants to purchase common stock.

On February 3, 2012, we entered into an agreement with Merck KGaA, which provided for an upfront payment of $25 million, of which $21 million was received during the quarter ended March 31, 2012 and $4 million was received subsequent to March 31, 2012. We also earned a further $32.5 million in milestone payments, $20 million of which we received subsequent to March 31, 2012 and the remaining $12.5 million is expected by the end of 2012. We could receive an additional $22.5 million in potential milestone payments that are independent of continued development of TH-302 in pancreatic cancer in 2012. We had cash, cash equivalents and marketable securities of $49.7 million and $20.3 million at March 31, 2012 and December 31, 2011, respectively, available to fund operations.

Net cash provided by operating activities for the three months ended March 31, 2012 was $12.3 million compared to $6.0 in net cash used in operating activities for the three months ended March 31, 2011. The increase of $18.3 million in cash provided by operations was primarily attributable to $21 million of cash received related to an upfront payment from the Merck collaboration during the three months ended March 31, 2012.

Net cash used in investing activities for the three months ended March 31, 2012 was $9.5 million compared with net cash used in investing activities of $2.5 million for the three months ended March 31, 2011. The $7.0 million increase in cash used by investing activities was due primarily to the excess of proceeds used in the purchase of marketable securities over proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $17.2 and $29.7 million, respectively. The $12.5 million decrease in cash provided by financing activities was primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering as compared to the $17.2 million received during 2012 primarily as a result of our issuance of common stock under the at the market sales facility and the exercise of warrants to purchase shares of common stock.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2012, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with Securities and Exchange Commission (“SEC”) on March 15, 2012.

At Market Sales Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of December 31, 2010 we had not sold any stock pursuant to the sales agreement. For the year ended December 31, 2011, we sold an aggregate of 971,037 shares of our common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock in 2011 were $2.3 million. The sales of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement we filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, we may sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent on the terms and conditions described above. During the three months ended March 31, 2012, we sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

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

Our ability to raise additional funds will depend on our clinical and regulatory events, our ability to identify promising new in-house development programs or in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond our control. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on March 15, 2012. There has been one material revision to the critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 for the adoption of revenue recognition as a result of our entering into the collaboration with Merck in February 2012.

Revenue Recognition

We recognize revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method”, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.

Our revenues are related to our collaboration arrangement with Merck KGaA, which was entered in February 2012. Our collaboration with Merck provides for various types of payments to us, including non-refundable upfront license, milestone and royalty payments. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We will also receive reimbursement for Merck’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement would be reflected as a reduction of operating expenses and not as revenue.

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The deliverables under the Merck agreement have been determined to be a single unit of accounting and as such the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which is the product development period We determine the estimated performance periods, and they will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

Deferred revenue associated with a non-refundable payment received under a collaborative agreement for which the performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue in the period that termination occurred provided that all performance obligations have been satisfied.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, “Collaboration Arrangements,” in the Notes to the Consolidated Financial Statements included in part I, , Item 1. “Financial Information “ on this Quarterly Report on Form 10-Q, for analysis of each milestone event deemed to be substantive or non-substantive.

Determining whether and when some of these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk . Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in short-term marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest in high-quality financial instruments, which currently have weighted average maturity of less than one year. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. Nevertheless, due to the short duration of our investment portfolio, we believe an increase in the interest rates of one percentage point would not be material to our financial condition or results of operations.

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

Based on their evaluation as of March 31, 2012, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2012 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Our success in developing, manufacturing and commercializing TH-302 will depend on our relationship with Merck KGaA. On February 2, 2012, we entered into a global license and co-development agreement with Merck KGaA to co-develop and commercialize TH-302. In the United States, Threshold will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. Threshold and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Threshold has rights to co-promote TH-302 in the United States, which it can exercise by giving notice during specified periods, and has the right to co-commercialize TH-302 if certain development or sales milestones are achieved.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Merck, including:

•	our ability, together with Merck, to achieve developmental and commercial milestones that will trigger payments to Threshold under the agreement;

•	our ability to fund thirty percent (30%) of the global development expenses of TH-302;

•	decisions by Merck regarding the amount and timing of resource expenditures for the development and commercialization of TH-302;

•	possible disagreements with Merck as to development plans, clinical trials, regulatory marketing or sales;

•	our need to develop a sales force to co-promote or co-commercialize TH-302 in the United States if we chose to do so, or our reliance on Merck to promote TH-302 in the United States;

•	our inability to co-promote or co-commercialize TH-302 in any country outside the United States, which makes us solely dependent on Merck to promote and commercialize TH-302 in foreign countries;

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

•	changes in key management personnel at Merck, including Merck’s representatives on the joint steering committee or other committees that are administering the agreement; and

•	possible disagreements with Merck regarding interpretation or enforcement of the agreement.

We have limited ability to direct Merck in its development of TH-302 and we may be unable to obtain any remedy against Merck if they fail to do so, or do so in a manner that we think is inadequate. Merck may not have sufficient expertise to develop, promote or obtain reimbursement for oncology products in the United States and may fail to devote appropriate resources to this task. In addition, Merck may establish a sales and marketing infrastructure for TH-302 that is too large and expensive in view of the magnitude of the sales opportunity or establish this infrastructure too early in view of the ultimate timing of potential regulatory approvals. We are at risk with respect to the success or failure of Merck’s development and commercial decisions related to TH-302 as well as the extent to which Merck succeeds in the execution of its strategy. Merck’s development of other products may affect its incentives to develop and commercialize TH-302 and cause it to take actions that may be different from those we would take.

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

Even if we obtain regulatory approval, our marketed drugs will be subject to ongoing regulatory review. If we or Merck KGaA fail to comply with continuing United States and foreign regulations, we or they could lose our approvals to market drugs and our business would be seriously harmed.

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

For the three months ended March 31, 2012, we had an operating loss of $7.1 million and a net loss of $115.5 million, including $108.4 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through March 31, 2012 was $367.6 million. Clinical trials are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund the Company’s projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through additional arrangements with collaborators or others that may require us to relinquish rights to the products candidates that we might otherwise seek to develop or commercialize independently. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

As of March 31, 2012, we had 35 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Merck will need to enter into additional agreements for additional supplies of TH-302 to complete clinical development and/or commercialize it or develop such capability itself. We cannot be certain that Merck can do so on favorable terms, if at all. The products will need to satisfy all current good manufacturing practice, or cGMP, regulations, including passing specifications. Merck’s inability to satisfy these requirements could delay our clinical programs.

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

The facilities used by our contract manufacturers must undergo an inspection by the FDA for compliance with cGMP regulations, before the respective product candidates can be approved. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate. In addition, our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed on them (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

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

Although we have US and foreign issued patents that cover certain hypoxia-targeted prodrugs, including TH-302, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia activated prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia activated prodrug product candidates.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including sanofi-aventis, AstraZeneca PLC, Genentech, Inc., Bayer Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidates for pancreatic cancer will compete with Gemzar, marketed by Eli Lilly and Company, doxorubicin, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. In addition, several drugs marketed for different indications, such as Camptosar ® , marketed by Pfizer, Inc., Erbitux ® , marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere ® , marketed by sanofi-aventis, DTIC-Dome ® , marketed by Bayer Pharmaceuticals Corporation, Xeloda ® , marketed by Hoffmann-LaRoche, Inc., Avastin ® , marketed by Genentech, Inc., Nexavar ® , marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ® , marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. Additionally OSI Pharmaceuticals, Inc. and Genentech, Inc. market Tarceva ® as a combination therapy with gemcitabine for the first-line treatment of pancreatic cancer. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Novacea has conducted studies on AQ4N and sanofi-aventis recently completed a Phase 3 clinical trial on Tirapazamine, a hypoxically activated prodrug, and while Novacea has stopped current clinical development of AQ4N and sanofi-aventis has released rights to the compound to the innovator SRI, another company may pursue further clinical development of either compound. Celgene Corporation is conducting clinical trials of Abraxene ® as a combination therapy for first-line treatment of pancreatic cancer. ZIOPHARM Oncology Inc. is conducting clinical trials of a compound as a combination therapy for first-line treatment of advanced soft tissue sarcoma.

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

On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. In addition, on August 29, 2008, we issued warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010 as amended), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	License and Co-Development Agreement between the Company and Merck KGaA, dated February 2, 2012+

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

+	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: May 3, 2012	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	License and Co-Development Agreement between the Company and Merck KGaA, dated February 2, 2012+

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

+	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.