Form 10-Q
period 2012-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2012-08-06
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

On July 31, 2012, there were 55,123,685 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

SIX MONTHS ENDED JUNE 30, 2012

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2012	December 31, 2011 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,307	$5,882
Marketable securities	58,228	14,408
Collaboration receivable	16,412	—
Prepaid expenses and other current assets	1,652	254

Total current assets	84,599	20,544
Property and equipment, net	684	543
Restricted cash and other assets	1,059	1,349

Total assets	$86,342	$22,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$995	$2,389
Accrued clinical and development expenses	3,801	4,465
Accrued liabilities	1,437	1,737
Deferred revenue, current	7,188	—

Total current liabilities	13,421	8,591
Warrant liability	75,759	9,209
Deferred revenue, non-current	48,263	—
Deferred rent	273	153

Total liabilities	137,716	17,953

Commitments and contingencies (Note 7)

Stockholders’ equity (net capital deficiency):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 55,122,594 shares at June 30, 2012 and 49,128,475 shares at December 31, 2011	55	49
Additional paid-in capital	299,244	256,563
Accumulated other comprehensive gain (loss)	(13)	(1)
Accumulated deficit	(350,660)	(252,128)

Total stockholders’ equity (net capital deficiency)	(51,374)	4,483

Total liabilities and stockholders’ equity (net capital deficiency)	$86,342	$22,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,797	$—	$2,049	$—

Operating expenses:
Research and development	2,897	5,068	8,584	11,165
General and administrative	1,780	1,685	3,488	2,982

Total operating expenses	4,677	6,753	12,072	14,147

Loss from operations	(2,880)	(6,753)	(10,023)	(14,147)
Interest income (expense), net	29	12	30	15
Other income (expense)	19,852	(1,182)	(88,539)	(2,121)

Net income (loss)	17,001	(7,923)	(98,532)	(16,253)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(14)	1	(12)	(3)

Comprehensive income (loss)	$16,987	$(7,922)	$(98,544)	$(16,256)

Net income (loss) per common share:
Basic	$0.31	$(0.16)	$(1.88)	$(0.38)

Diluted	$0.04	$(0.16)	$(1.88)	$(0.38)

Weighted average number of shares used in per share calculations:
Basic	54,549	48,805	52,435	42,659
Diluted	63,494	48,805	52,435	42,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(98,532)	$(16,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	244
Stock-based compensation expense	1,143	452
Change in common stock warrant value	88,539	2,121
Changes in operating assets and liabilities:
Collaboration receivable	(16,412)	—
Prepaid expenses and other assets	(1,108)	(136)
Accounts payable	(1,394)	226
Accrued clinical and development expenses	(664)	238
Accrued liabilities	(300)	492
Deferred rent	121	(152)
Deferred revenue	55,451	—

Net cash provided by (used in) operating activities	27,175	(12,768)

Cash flows from investing activities:
Acquisition of property and equipment	(228)	—
Acquisition of marketable securities	(60,577)	(21,228)
Proceeds from sales and maturities of marketable securities	16,502	6,235

Net cash used in investing activities	(44,303)	(14,993)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	19,553	29,667

Net cash provided by financing activities	19,553	29,667

Net increase in cash and cash equivalents	2,425	1,906
Cash and cash equivalents, beginning of period	5,882	8,691

Cash and cash equivalents, end of period	$8,307	$10,597

Supplemental schedule of non-cash investing and financing activities
Change in unrealized gain (loss) on marketable securities	$(12)	$(3)

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

Liquidity

The Company has a product candidate in various stages of development as well as other candidates in discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. The Company continues to incur substantial expenses related to research and development and management believes that it will continue to do so for the foreseeable future. On February 2, 2012, the Company entered into an agreement with Merck KGaA, which provided for an upfront payment of $25 million. The Company also earned a further $32.5 million in milestone payments during the first quarter, $20 million of which was received during the quarter ended June 30, 2012 and the remaining $12.5 million is expected by the end of 2012. The Company could receive an additional $22.5 million in potential milestone payments that are independent of continued development of TH-302 in pancreatic cancer, in 2012. See further details in Note 3 Collaboration Arrangements.

The Company may raise additional capital or incur indebtedness to fund new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements; and/or

•	public or private debt.

The Company’s ability to raise additional funds will depend on its clinical and regulatory events, its ability to identify promising new in-house development programs or in-licensing opportunities, and factors related to financial, economic, and market conditions, many of which are beyond its control. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing on terms acceptable to the Company.

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

The Company recognizes revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, “Collaboration Arrangements,” for analysis of milestone events deemed to be substantive or non-substantive.

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

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants.

Potential dilutive common shares also include the dilutive effect of the common stock underlying in-the-money stock options and warrants that were calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option or warrant, are assumed to be used to repurchase shares in the current period. In addition, the average amount of compensation cost for in-the-money options, if any, for future service that the Company has not yet recognized when the option is exercised, are also assumed to repurchase shares in the current period.

A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)—basic	$17,001	$(7,923)	$(98,532)	$(16,253)
Less: noncash income from change in fair value of common stock warrants	(19,852)	—	—	—

Net loss—diluted	(2,851)	(7,923)	(98,532)	(16,253)

Denominator:
Weighted average common shares outstanding	54,549	48,805	52,435	42,659
Dilutive effect of warrants	8,945	—	—	—

Weighted-average common shares outstanding and potential dilutive common shares—diluted	63,494	48,805	52,435	42,659

Net income (loss) per share
Basic	$0.31	$(0.16)	$(1.88)	$(0.38)

Diluted	$(0.04)	$(0.16)	$(1.88)	$(0.38)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect. The amounts disclosed below are prior to the application of the treasury stock method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares issuable upon exercise of warrants	—	16,643	12,615	16,643
Shares issuable upon exercise of stock options	5,072	3,580	5,072	3,580
Shares issuable related to the ESPP	79	65	79	65

NOTE 3—COLLABORATION ARRANGEMENTS

On February 2, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. The Company received an upfront payment of $25 million. The Company also earned another $32.5 million in milestone payments, including a $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer that the Company received during the quarter ended June 30, 2012 and the remaining $12.5 million is expected by the end of 2012. Neither of the milestones earned in the first quarter of 2012 were deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement. The Company is eligible to earn additional potential milestone payments of up to $152.5 million in regulatory and development milestones and $340 million in commercialization milestones. The Company could receive in 2012, $22.5 million of the regulatory and development milestones that are independent of continued development of TH-302 in pancreatic cancer.

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

The Company’s deliverables under the Merck agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded the upfront payment and milestones earned as deferred revenue and is amortizing them ratably over its estimated period of performance. As a result, the Company recognized $1.8 million and $2.0 million of revenue for the three months and six months ended June 30, 2012, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned a $3.9 million and $5.0 million reimbursement for eligible worldwide development expenses for TH-302 from Merck during the three and six months ended June 30, 2012, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses and not as revenue.

Of the remaining potential future milestones, $152.5 million are related to development and regulatory milestones and $340 million are related to commercialization milestones that may be received under the Merck Agreement. Development milestones in the agreement include primarily the initiation of various phases of clinical trials. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed development and regulatory milestones to be substantive where there was substantive scientific and regulatory certainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement of the value of the delivered rights and license of TH-302 and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Development and regulatory milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the development and regulatory activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck agreement, Merck will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s development and regulatory activities. The Company would account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

NOTE 4—STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement the Company filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, the Company may sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC as its sales agent. During the three months ended March 31, 2012, the Company sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the at market issuance sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. During the quarter ended June 30, 2012, there were no sales of common stock pursuant to the at market issuance sales agreement

Common Stock Warrants

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

        During the three and six months ended June 30, 2012, warrants to purchase 1,011,891 shares and 3,712,023 of common stock were exercised for net proceeds of approximately $2.3 million and $6.9 million, respectively. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $6.0 million and $22.0 million from warrant liability into stockholders’ equity for the three and six months ended June 30, 2012, respectively.

At June 30, 2012 and December 31, 2011, the Company had warrants outstanding to purchase 3,529,398 and 3,588,221 shares of common stock, respectively, from the Company’s August 2008 stock offering. The fair value of these warrants on June 30, 2012 and December 31, 2011 was determined using a Black-Scholes valuation model with the following level 3 inputs:

	June 30, 2012	December 31, 2011
Risk-free interest rate	0.33%	0.25%
Expected life (in years)	1.16	1.66
Dividend yield	—	—
Volatility	111%	84%
Exercise price	$1.86	$1.86
Stock price	$7.40	$1.22

During the three and six months ended June 30, 2012, the change in fair value related to the August 2008 warrants of $5.2 million of non cash income and $19.5 million of noncash expense, respectively, was recorded as other income (expense) in the Company’s consolidated statement of comprehensive income (loss).

At June 30, 2012 and December 31, 2011, the Company had warrants outstanding to purchase 4,706,787 and 7,329,819 shares of common stock, respectively, from the Company’s October 2009 stock offering. The fair value of these warrants on June 30, 2012 and December 31, 2011 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2012	December 31, 2011
Risk-free interest rate	0.41%	0.36%
Expected life (in years)	2.27	2.76
Dividend yield	—	—
Volatility	102%	88%
Exercise price	$2.05	$2.05
Stock price	$7.40	$1.22

During the three and six months ended June 30, 2012 the change in fair value related to the October 2009 warrants of $6.9 million of non cash income and $37.6 million of noncash expense, respectively, was recorded as other income (expense) in the Company’s consolidated statement of comprehensive loss.

At June 30, 2012 and December 31, 2011, the Company had warrants outstanding to purchase 4,378,940 and 5,725,227 shares of common stock, respectively, from the Company’s March 2011 stock offering. The fair value of these warrants on June 30, 2012 and December 31, 2011 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2012	December 31, 2011
Risk-free interest rate	0.72%	0.60%
Expected life (in years)	3.71	4.21
Dividend yield	—	—
Volatility	109%	102%
Exercise price	$2.46	$2.46
Stock price	$7.40	$1.22

During the three and six months ended June 30, 2012, the change in fair value related to the March 2011 warrants of $7.7 million of noncash income and $31.5 million of noncash expense, respectively, was recorded as other income (expense) in the Company’s consolidated statement of comprehensive loss.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011offerings, subject to fair value measurements as of June 30, 2012 and December 31, 2011:

(in thousands)	Fair Value as of June 30, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$20,436	$—	$—	$20,436
October 2009 warrants	27,911	—	—	27,911
March 2011 warrants	27,412	—	—	27,412

Total common stock warrants	$75,759	$—	$—	$75,759

(in thousands)	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$1,292	$—	$—	$1,292
October 2009 warrants	3,738	—	—	3,738
March 2011 warrants	4,179	—	—	4,179

Total common stock warrants	$9,209	$—	$—	$9,209

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2011	$9,209
Change in fair value of common stock warrants during six months ended June 30, 2012	88,539
Exercise of warrants during six months ended June 30, 2012	(21,989)

Balance at June 30, 2012	$75,759

NOTE 5—STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense recognized in the unaudited condensed consolidated statement of comprehensive loss related to stock options and ESPP was $0.8 million and $1.1 million for the three and six months ended June 30, 2012, respectively, and was $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee Stock Options
Risk-free interest rate	1.13%	1.93%	1.14%	1.93%
Expected term (in years)	5.96	5.96	5.98	5.97
Dividend yield	—	—	—	—
Volatility	107%	91%	107%	91%
Weighted-average fair value of stock options granted	$5.64	$1.23	$5.03	$1.23

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.20%	0.5%	0.20%	0.5%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	111%	79%	111%	79%
Weighted-average fair value of ESPP purchase rights	$2.04	$0.84	$2.04	$0.84

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.7 million and $1.0 million of stock-based compensation expense related to stock options and purchase rights granted after the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three and six months ended June 30, 2012, respectively and $0.2 million and $0.5 million of stock based compensation for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $9.1 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.9 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $33,000 and $0.1 million for the three and six months ended June 30, 2012, respectively, and $11,000 and $31,000 for the three and six months ended June 30, 2011, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options and ESPP, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of stock-based compensation:
Research and development	$370	$88	$611	$188
General and administrative	374	114	532	264

	$744	$202	$1,143	$452

Equity Incentive Plans

2004 Equity Incentive Plan On January 1, 2012, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan. At June 30, 2012, 736,784 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,672,179	$1.45	—	—
Granted	1,591,000	$6.13	—	—
Exercised	(191,301)	$1.27	—	—
Forfeitures	—	$—	—	—

Outstanding at June 30, 2012	5,071,878	$2.92	8.40	$22,700,291

Vested and expected to vest June 30, 2012	5,005,471	$2.90	8.39	$22,514,740
Exercisable at June 30, 2012	1,964,595	$1.55	7.32	$11,492,141

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 were $0.5 million and $4,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million and $10,000 for each of the six months ended June 30, 2012 and 2011, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2012, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the six months ended June 30, 2012, plan participants had purchased 68,651 shares at an average purchase price of $1.15. At June 30, 2012, plan participants had $98,000 withheld to purchase stock on August 14, 2012, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2012, 385,167 shares were authorized and available for issuance under the ESPP.

NOTE 6—FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value as of June 30, 2012	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$3,954	$3,954	$—	$—
Certificate of Deposits	484	—	484
Corporate bonds	19,488	—	19,488	—
U.S. Government securities	31,463	—	31,463	—
Commercial paper	11,093	—	11,093	—

Total cash equivalents and marketable securities	$66,482	$3,954	$62,528	$—

	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,050	$4,050	$—	$—
Corporate bonds	4,690	—	4,690	—
Government securities	5,970	—	5,970	—
Commercial paper	5,548	—	5,548	—

Total cash equivalents and marketable securities	$20,258	$4,050	$16,208	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2012 and December 31, 2011:

As of June 30, 2012 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,954	$—	$—	$3,954
Certificate of Deposits	484	—	—	484
Corporate bonds	19,500	1	(13)	19,488
U.S. Government securities	31,465	2	(4)	31,463
Commercial paper	11,092	1	—	11,093

	66,495	4	(17)	66,482
Less cash equivalents	(8,254)	—	—	(8,254)

Total marketable securities	$58,241	$4	$(17)	$58,228

As of December 31, 2011 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,050	$—	$—	$4,050
Corporate bonds	4,693	—	(3)	4,690
U.S. Government securities	5,968	2	—	5,970
Commercial paper	5,548	—	—	5,548

	20,259	2	(3)	20,258
Less cash equivalents	(5,850)	—	—	(5,850)

Total marketable securities	$14,409	$2	$(3)	$14,408

There were no realized gains or losses in the three and six months ended June 30, 2012 and 2011.

As of June 30, 2012, weighted average days to maturity for the Company’s available for sale securities was 204 days, with the longest maturity being December 2013.

The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2012 (in thousands):

As of June 30, 2012 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Corporate bonds	$16,809	$(13)
U.S. Government securities	16,484	(4)

Total marketable securities	$33,293	$(17)

The Company determined the fair value of the liability associated with its warrants to purchase 12.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 4—Stockholders’ Equity.

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

Years Ending December 31,
2012	$329
2013	624
2014	641
2015	663
2016	691
2017	235

Total	$3,183

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2012.

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

TH-302 is currently in Phase 1, Phase 2 and Phase 3 clinical trials. The development plan for TH-302 is designed to investigate the efficacy and safety across a broad range of solid tumors and hematologic malignancies. We reported updated top-line results from the initial Phase 1 monotherapy trial of TH-302 (401 trial) including indication specific data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We have also reported results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 in solid tumors involving combining TH-302 with doxorubicin, gemcitabine, docetaxel and pemetrexed. We have also reported results from our clinical study of TH-302 in patients with advanced leukemias (407 trial) and initiated a clinical study of TH-302 in patients with multiple myeloma (408 trial). In addition, investigations have been initiated to explore the combination of TH-302 with anti-angiogenic therapies including a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib (Sutent ®) in patients with advanced renal cell carcinoma or gastrointestinal stromal tumors (410 trial) and physician initiated clinical trial of TH-302 administered either in combination with bevacizumab (Avastin ® ) in patients with recurrent high grade astrocytoma including glioblastoma or in combination with pazopanib (Votrient ® ) in patients with solid tumors.

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

During 2011, we presented updated top-line results from our Phase 1/2 combination therapy in patients with soft tissue sarcoma treated with doxorubicin plus TH-302 at the maximum tolerated dose of 300 mg/m 2 (403 trial). In February 2011, we reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma (406 trial). As part of the Special Protocol Assessment (SPA) submission, the FDA agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We initiated the pivotal Phase 3 trial in September of 2011 and expect to provide an update on the interim analysis which will be conducted by an Independent Data Monitoring Committee (IDMC) in the first half of 2013.

We are working to broaden the applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. During the six months ended June 30, 2012, we sold 2,022,144 shares of common stock under our at market issuance sales facility for net proceeds of $12.3 million, and we received approximately $6.9 million from the exercise of warrants to purchase common stock. On February 3, 2012, we entered into an agreement with Merck KGaA, which provided for an upfront payment of $25 million. We also earned an additional $32.5 million in milestone payments, $20 million of which we have received during the quarter ended June 30, 2012 and the remaining $12.5 million is expected by the end of the 2012. We could receive an additional $22.5 million in potential milestone payments in 2012 that are independent of continued development of TH-302 in pancreatic cancer. As of June 30, 2012 we had cash, cash equivalents and marketable securities of $66.5 million. For the six months ended June 30, 2012, we had an operating loss of $10.0 million and a net loss of $98.5 million, including $88.5 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through June 30, 2012 was $350.6 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses are expected to increase in 2012 compared to 2011 due to the continued execution of existing clinical trials and beginning of new clinical trials. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We may need to raise additional capital to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. We recognized a total of $1.8 million and $2.0 million during the three and six months ended June 30, 2012, respectively, from the amortization of the $25 million upfront payment received and $32.5 million milestone payments earned, including a $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer, from our collaboration with Merck. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. No revenue was recognized for the three and six months ended June 30, 2011.

Research and Development. Research and development expenses were $2.9 for the three ended June 30, 2012 compared to $5.1 million for the three months ended June 30, 2011. The $2.2 million decrease in expenses is due primarily to a $3.7 million reimbursement for Merck’s 70% share of total development expenses for TH-302, partially offset by $0.5 million increase in clinical development expenses and an increase of $1.0 million in employee related expenses. Research and development expenses were $8.6 million for the six months ended June 30, 2012 compared to $11.2 million for the six months ended June 30, 2012. The $2.6 million decrease in expenses is due primarily to a $4.8 million reimbursement for Merck’s 70% share of total development expenses for TH-302, partially offset by $1.0 million increase in clinical development expenses, $1.0 million in employee related expenses and $0.1 million in consulting expenses.

Research and development expenses by project (in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
TH-302	$1,876	$4,195	$6,616	$9,315
Discovery research	1,021	873	1,968	1,850

Total research and development expenses	$2,897	$5,068	$8,584	$11,165

Research and development expenses associated with our internally discovered compound TH-302 were $1.9 million for the three months ended June 30, 2012 and $4.2 million for the three months ended June 30, 2011. Research and development expenses associated with TH-302 were $6.6 million for the six months ended June 30, 2010 and $9.3 million for the six months ended June 30, 2011. TH-302 continues to progress through the 406 trial, the 404 trial, and the 403 trial. We reported top-line results for the 404 trial in February 2012 and detailed results in April 2012. We expect to provide additional overall survival data on the 404 trial in the second half of 2012.

Discovery research and development expenses were $1.0 million for the three months ended June 30, 2012 compared to $0.9 million for the three months ended June 30, 2011, and were $2.0 million for the six months ended June 30, 2012 compared to $1.9 million for the six months ended June 30, 2011. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

General and Administrative. General and administrative expenses were $1.8 million for the three months ended June 30, 2012, compared to $1.7 million for the three months ended June 30, 2011. The $0.1 million increase in expenses is due primarily to an increase in consulting expenses related to our collaboration with Merck KGaA. General and administrative expenses were $3.5 million for the six months ended June 30, 2012, compared to $3.0 million for the six months ended June 30, 2011. The increase of $0.5 million was primarily due to $0.5 million in consulting expenses. We currently expect our general and administrative expenses to increase in 2012 compared to 2011 due to increased staffing and consulting expenses to support our collaboration with Merck KGaA and the continued development of TH-302.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended June 30, 2012 was $29,000 compared to $12,000 of interest income for 2011. Interest income (expense), net for the six months ended June 30, 2012 was $30,000 of interest income compared to $15,000 of interest income for 2011.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2012 was non-cash income of $19.9 million compared to non-cash expense of $1.2 million, for the six months ended June 30, 2011. Other income (expense) for the six months ended June 30, 2012 was non-cash expense of $88.5 million compared to non-cash expense of $2.1 million, for the six months ended June 30, 2011. The change in non-cash income (expense) was due to a change in the fair value of outstanding warrants to purchase common stock as well as warrants exercised during the three and six months ended June 30, 2012 as result of a change in the underlying market price of common stock of the Company. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of comprehensive loss.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities. During the six months ended June 30, 2012, we sold an aggregate of 2,022,144 shares of common stock under our at market issuance sales facility for net proceeds of $12.3 million, and we received approximately $6.9 million from the exercise of warrants to purchase approximately 4 million shares of common stock.

On February 3, 2012, we entered into an agreement with Merck KGaA and received an upfront payment of $25 million. We also earned a further $32.5 million in milestone payments, $20 million of which we received during the quarter ended June 30, 2012 and the remaining $12.5 million is expected by the end of 2012. We could receive an additional $22.5 million in potential milestone payments in 2012 that are independent of continued development of TH-302 in pancreatic cancer. We had cash, cash equivalents and marketable securities of $66.5 million and $20.3 million at June 30, 2012 and December 31, 2011, respectively, available to fund operations.

Net cash provided by operating activities for the six months ended June 30, 2012 was $27.2 million compared to $12.8 million in net cash used in operating activities for the six months ended June 30, 2011. The increase of $40 million in cash provided by operations was primarily attributable to $46.1 million of cash received from the Merck collaboration during the six months ended June 30, 2012 partially offset by an increase in operating expenses and payments of accrued expenses.

        Net cash used in investing activities for the six months ended June 30, 2012 was $44.3 million compared with net cash used in investing activities of $15.0 million for the six months ended June 30, 2011. The $29.3 million increase in cash used by investing activities was due primarily due to the excess of proceeds invested in the purchase of marketable securities over proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $19.6 million and $29.7 million, respectively. The $10.1 million decrease in cash provided by financing activities was primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering as compared to the $19.2 million received during 2012 primarily as a result of our issuance of common stock under the at the market sales facility and the exercise of warrants to purchase shares of common stock.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the six months ended June 30, 2012, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with Securities and Exchange Commission (“SEC”) on March 15, 2012.

At Market Sales Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of December 31, 2010 we had not sold any stock pursuant to the sales agreement. For the year ended December 31, 2011, we sold an aggregate of 971,037 shares of our common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock in 2011 were $2.3 million. The sales of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement we filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, we may sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent on the terms and conditions described above. During the three months ended March 31, 2012, we sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. During the quarter ended June 30, 2012, there were no sales of common stock pursuant to the at market issuance sales agreement

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We may need to raise additional capital to in-license or otherwise acquire and develop additional products or programs.

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

Our revenues are related to our collaboration arrangement with Merck KGaA, which was entered into in February 2012. Our collaboration with Merck provides for various types of payments to us, including non-refundable upfront license, milestone and royalty payments. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We will also receive reimbursement for Merck’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement would be reflected as a reduction of operating expenses and not as revenue.

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The deliverables under the Merck agreement have been determined to be a single unit of accounting and as such the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which is the product development period. We determine the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

Deferred revenue associated with a non-refundable payment received under a collaborative agreement for which the performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue in the period that termination occurred provided that all performance obligations have been satisfied.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, “Collaboration Arrangements,” in the Notes to the Consolidated Financial Statements included in part I, , Item 1. “Financial Information “ on this Quarterly Report on Form 10-Q, for analysis of each milestone event deemed to be substantive or non-substantive.

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

Based on their evaluation as of June 30, 2012, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2012 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Our success in developing, manufacturing and commercializing TH-302 will depend on our relationship with Merck KGaA. On February 2, 2012, we entered into a global license and co-development agreement with Merck KGaA to co-develop and commercialize TH-302. In the United States, we have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. Threshold and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued, with Merck having primary responsibility. Threshold has rights to co-promote TH-302 in the United States, which it can exercise by giving notice during specified periods, and has the right to co-commercialize TH-302 if certain development or sales milestones are achieved.

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

We have limited ability to direct Merck in its development of TH-302 and we may be unable to obtain any remedy against Merck if they fail to do so, or do so in a manner that we think is inadequate. Merck may not have sufficient expertise to develop, promote or obtain reimbursement for oncology products in the United States and may fail to devote appropriate resources to this task. Merck’s development plans may be slower than or different from our plans were, when we were developing TH-302 on our own, leading to changes and delays in development and in the achievement of milestones that would impact payments to us under our agreement with Merck. In addition, Merck may establish a sales and marketing infrastructure for TH-302 that is not appropriate for the sales opportunity or establish this infrastructure too early or late in view of the ultimate timing of potential regulatory approvals. We are at risk with respect to the success or failure of Merck’s development and commercial decisions related to TH-302 as well as the extent to which Merck succeeds in the execution of its strategy. Merck’s development of other products may affect its incentives to develop and commercialize TH-302 and cause it to take actions that may be different from those we would take.

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

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including Phase 2 trials, does not ensure that later clinical trials will be successful. Our initial results from clinical trials of TH-302 in Phase 1 and Phase 2 clinical trials also may not be confirmed by later analysis or subsequent larger clinical trials. In particular, positive results for progression-free survival in the Phase 2b trial of TH-302 in pancreatic cancer may not predict the results of overall survival for patients in the same study or subsequent studies. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2012, we had an operating loss of $10.0 million and a net loss of $98.5 million, including $88.5 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through June 30, 2012 was $350.6 million. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

To attain ongoing profitability, we will need to develop products successfully and market and sell them effectively, or rely on other parties, such as Merck KGaA, to do so. We cannot predict when we will achieve ongoing profitability, if at all. We have never generated revenue from the commercial sales of our product candidates, and there is no guarantee that we will be able to do so in the future. If we fail to become profitable, or if we are unable to fund our continuing losses, we would be unable to continue our research and development programs.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund the Company’s projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We may need to raise additional capital to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. We cannot be certain that we will be able to enter into any such arrangements on reasonable terms, if at all.

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

As of June 30, 2012, we had 41 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We need to have sufficient TH-302 API and drug product to meet the clinical supply demands of our clinical trials. Additional clinical trial material continues to be manufactured as required. We have ordered additional API and drug product; however, we have experienced delays in the receipt of satisfactory drug product, and additional delays in the receipt of satisfactory drug product could cause delays in our clinical trials, which would harm our business. In addition, we will need to obtain additional supplies of TH-302 API and drug product to complete our ongoing studies and any other additional trials. The need for additional supplies and preparation for registration may require scaling up and manufacturing process improvements in TH-302 API and drug product. The scaling up of the manufacturing processes for the TH-302 API may require facilities upgrades at our suppliers, which may lead to delays or disruption in supply, or delays in regulatory approval of TH-302. Changes to the formulation of TH-302 for our clinical trials may also require bridging studies to demonstrate the comparability of the new formulation with the old. These studies may delay our clinical trials and may not be successful. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. In addition, on August 29, 2008, we issued warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. As of June 30, 2012, warrants to purchase 1,346,287 shares of common stock issued in March 2011, warrants to purchase 2,623,032 shares of common stock issued in October 2009 and warrants to purchase 58,823 shares of common stock issued in August 2008 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010 as amended), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

None.

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

Threshold Pharmaceuticals, Inc.

Date: August 6, 2012	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2012	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10. 1	License and Co-Development Agreement between the Company and Merck KGaA, dated February 2, 2012+

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

+	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.