Form 10-Q
period 2012-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2012-11-02
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

On October 31, 2012, there were 56,251,350 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

NINE MONTHS ENDED SEPTEMBER 30, 2012

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2012	December 31, 2011 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,634	$5,882
Marketable securities	57,191	14,408
Collaboration receivable	17,457	—
Prepaid expenses and other current assets	1,149	254

Total current assets	84,431	20,544
Property and equipment, net	728	543
Other assets	1,059	1,349

Total assets	$86,218	$22,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$739	$2,389
Accrued clinical and development expenses	6,445	4,465
Accrued liabilities	1,817	1,737
Deferred revenue, current	7,188	—

Total current liabilities	16,189	8,591
Warrant liability	67,373	9,209
Deferred revenue, non-current	46,467	—
Deferred rent	273	153

Total liabilities	130,302	17,953
Commitments and contingencies (Note 7)
Stockholders’ equity (net capital deficiency):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 56,216,122 shares at September 30, 2012 and 49,128,475 shares at December 31, 2011	56	49
Additional paid-in capital	307,497	256,563
Accumulated other comprehensive gain (loss)	14	(1)
Accumulated deficit	(351,651)	(252,128)

Total stockholders’ equity (net capital deficiency)	(44,084)	4,483

Total liabilities and stockholders’ equity (net capital deficiency)	$86,218	$22,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,797	$—	$3,846	$—

Operating expenses:
Research and development	4,039	6,481	12,623	17,646
General and administrative	1,741	1,308	5,229	4,290

Total operating expenses	5,780	7,789	17,852	21,936

Loss from operations	(3,983)	(7,789)	(14,006)	(21,936)
Interest income (expense), net	25	5	55	20
Other income (expense)	2,967	3,659	(85,572)	1,538

Net loss	(991)	(4,125)	(99,523)	(20,378)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	27	(7)	15	(10)

Comprehensive loss	$(964)	$(4,132)	$(99,508)	$(20,388)

Net loss per common share:
Basic	$(0.02)	$(0.08)	$(1.86)	$(0.45)

Diluted	$(0.06)	$(0.08)	$(1.86)	$(0.45)

Weighted average number of shares used in per share calculations:
Basic	55,654	49,052	53,516	44,812
Diluted	64,405	49,052	53,516	44,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(99,523)	$(20,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668	395
Stock-based compensation expense	2,087	743
Change in common stock warrant value	85,572	(1,538)
(Gain) loss on sale of investments, property and equipment	—	(15)
Changes in operating assets and liabilities:
Collaboration receivable	(17,457)	—
Prepaid expenses and other assets	(606)	55
Accounts payable	(1,650)	53
Accrued clinical and development expenses	1,980	1,022
Accrued liabilities	80	798
Deferred rent	120	(244)
Deferred revenue	53,654	—

Net cash provided by (used in) operating activities	24,925	(19,109)

Cash flows from investing activities:
Acquisition of property and equipment	(328)	(317)
Acquisition of marketable securities	(75,413)	(26,406)
Proceeds from sales and maturities of marketable securities	32,122	12,993

Net cash used in investing activities	(43,619)	(13,730)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	21,446	30,224

Net cash provided by financing activities	21,446	30,224

Net increase (decrease) in cash and cash equivalents	2,752	(2,615)
Cash and cash equivalents, beginning of period	5,882	8,691

Cash and cash equivalents, end of period	$8,634	$6,076

Supplemental schedule of non-cash investing and financing activities
Change in unrealized gain (loss) on marketable securities	$15	$(10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company” or “Threshold” ) is a biotechnology company focused on the discovery and development of drugs targeting the severe hypoxia in the microenvironment of solid tumors and the bone marrows of patients with some hematological malignancies. The Company was incorporated in the State of Delaware on October 17, 2001. In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom for purposes of conducting clinical trials in Europe. There is currently no financial activity related to this entity.

On February 2, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. Primarily as a result of the agreement with Merck, Threshold is no longer considered a Development Stage Company as of the first quarter of 2012. Threshold operates in one business segment.

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

Liquidity

The Company has a product candidate in various stages of development as well as other candidates in discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. The Company continues to incur substantial expenses related to research and development and management believes that it will continue to do so for the foreseeable future. On February 2, 2012, the Company entered into an agreement with Merck KGaA, which provided for an upfront payment of $25 million. To date the Company has also earned $42.5 million in milestone payments, including a $10 million milestone payment earned subsequent to the quarter ended September 30, 2012. The $20 million milestone payment related to positive results from the randomized Phase 2 trial in pancreatic cancer was received during the quarter ended June 30, 2012 and the remaining $22.5 million in milestone payments are expected during the fourth quarter of 2012. The Company could also receive an additional $42.5 million in potential milestone payments in the near term. See further details in Note 3, “Collaboration Arrangements”.

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

    NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants.

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

A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss — basic	$(991)	$(4,125)	$(99,523)	$(20,378)
Less: noncash income from change in fair value of common stock warrants	(2,967)	—	—	—

Net loss — diluted	$(3,958)	$(4,125)	$(99,523)	$(20,378)

Denominator:
Weighted average common shares outstanding	55,654	49,052	53,516	44,812
Dilutive effect of warrants	8,751	—	—	—

Weighted-average common shares outstanding and potential dilutive common shares — diluted	64,405	49,052	53,516	44,812

Net loss per share
Basic	$(0.02)	$(0.08)	$(1.86)	$(0.45)

Diluted	$(0.06)	$(0.08)	$(1.86)	$(0.45)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect. The amounts disclosed below are prior to the application of the treasury stock method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares issuable upon exercise of warrants	—	16,643	11,726	16,643
Shares issuable upon exercise of stock options	5,129	3,531	5,129	3,531
Shares issuable related to the ESPP	48	40	48	40

    NOTE 3 — COLLABORATION ARRANGEMENTS

On February 2, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. The Company received an upfront payment of $25 million. The Company has also earned another $42.5 million in milestone payments, including a $10 million milestone payment earned subsequent to the quarter ended September 30, 2012. The $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer was received during the quarter ended June 30, 2012 and the remaining $22.5 million is expected during the fourth quarter of 2012. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement. The Company is eligible to earn additional potential milestone payments of up to $142.5 million in regulatory and development milestones and $340 million in commercialization milestones. The Company could receive an additional $42.5 million of the regulatory and development milestones in the near term.

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

The Company’s deliverables under the Merck agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded the upfront payment and milestones earned as deferred revenue and is amortizing them ratably over its estimated period of performance. As a result, the Company recognized $1.8 million and $3.8 million of revenue for the three months and nine months ended September 30, 2012, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned a $5.0 million and $10.0 million reimbursement for eligible worldwide development expenses for TH-302 from Merck during the three and nine months ended September 30, 2012, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses.

Of the remaining potential future milestones, $142.5 million are related to development and regulatory milestones and $340 million are related to commercialization milestones that may be received under the Merck Agreement. Development milestones in the agreement include primarily the initiation of various phases of clinical trials. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed development and regulatory milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement of the value of the delivered rights and license of TH-302 and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Development and regulatory milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the development and regulatory activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck agreement, Merck will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s development and regulatory activities. The Company would account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

NOTE 4 — STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement the Company filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, the Company may sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC as its sales agent. During the three months ended March 31, 2012, the Company sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the at market issuance sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. During the quarter ended September 30, 2012, there were no sales of common stock pursuant to the at market issuance sales agreement

Common Stock Warrants

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

During the three and nine months ended September 30, 2012, warrants to purchase 872,451 shares and 4,584,474 of common stock were exercised for net proceeds of approximately $1.6 million and $8.5 million, respectively. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $5.4 million and $27.4 million from warrant liability into stockholders’ equity for the three and nine months ended September 30, 2012, respectively.

At September 30, 2012 and December 31, 2011, the Company had warrants outstanding to purchase 3,058,811 and 3,588,221 shares of common stock, respectively, from the Company’s August 2008 stock offering. The fair value of these warrants on September 30, 2012 and December 31, 2011 was determined using a Black-Scholes valuation model with the following level 3 inputs:

	September 30, 2012	December 31, 2011
Risk-free interest rate	0.17%	0.25%
Expected life (in years)	0.91	1.66
Dividend yield	—	—
Volatility	118%	84%
Exercise price	$1.86	$1.86
Stock price	$7.24	$1.22

During the three and nine months ended September 30, 2012, the change in fair value related to the August 2008 warrants of $0.5 million of non-cash income and $19.0 million of non-cash expense, respectively, was recorded as other income (expense) in the Company’s consolidated statement of comprehensive income (loss).

At September 30, 2012 and December 31, 2011, the Company had warrants outstanding to purchase 4,287,940 and 7,329,819 shares of common stock, respectively, from the Company’s October 2009 stock offering. The fair value of these warrants on September 30, 2012 and December 31, 2011 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2012	December 31, 2011
Risk-free interest rate	0.23%	0.36%
Expected life (in years)	2.01	2.76
Dividend yield	—	—
Volatility	105%	88%
Exercise price	$2.05	$2.05
Stock price	$7.24	$1.22

During the three and nine months ended September 30, 2012 the change in fair value related to the October 2009 warrants of $0.7 million of non-cash income and $36.8 million of non-cash expense, respectively, was recorded as other income (expense) in the Company’s consolidated statement of comprehensive loss.

At September 30, 2012 and December 31, 2011, the Company had warrants outstanding to purchase 4,378,940 and 5,725,227 shares of common stock, respectively, from the Company’s March 2011 stock offering. The fair value of these warrants on September 30, 2012 and December 31, 2011 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2012	December 31, 2011
Risk-free interest rate	0.62%	0.60%
Expected life (in years)	3.46	4.21
Dividend yield	—	—
Volatility	99%	102%
Exercise price	$2.46	$2.46
Stock price	$7.24	$1.22

During the three and nine months ended September 30, 2012, the change in fair value related to the March 2011 warrants of $1.7 million of non-cash income and $29.8 million of non-cash expense, respectively, was recorded as other income (expense) in the Company’s consolidated statement of comprehensive loss.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of September 30, 2012 and December 31, 2011:

(in thousands)	Fair Value as of September 30, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$17,099	$—	$—	$17,099
October 2009 warrants	24,570	—	—	24,570
March 2011 warrants	25,704	—	—	25,704

Total common stock warrants	$67,373	$—	$—	$67,373

(in thousands)	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$1,292	$—	$—	$1,292
October 2009 warrants	3,738	—	—	3,738
March 2011 warrants	4,179	—	—	4,179

Total common stock warrants	$9,209	$—	$—	$9,209

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2011	$9,209
Change in fair value of common stock warrants during nine months ended September 30, 2012	85,572
Exercise of warrants during nine months ended September 30, 2012	(27,408)

Balance at September 30, 2012	$67,373

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense recognized in the unaudited condensed consolidated statement of comprehensive loss related to stock options and ESPP was $0.9 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, and was $0.3 million and $0.7 million for the three and nine months ended September 30, 2011, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee Stock Options
Risk-free interest rate	1.03%	—	1.13%	1.93%
Expected term (in years)	6.08	—	5.99	5.97
Dividend yield	—	—	—	—
Volatility	98%	—	106%	91%
Weighted-average fair value of stock options granted	$5.87	$—	$5.12	$1.23

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.21%	0.13%	0.21%	0.15%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	111%	80%	111%	80%
Weighted-average fair value of ESPP purchase rights	$4.62	$0.66	$3.46	$0.66

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock based awards. To determine the expected stock price volatility for the Company’s stock based awards, the Company examined historical volatilities for industry peers as well as the Company and utilized a blend of the historical volatilities of the Company and its industry peers. The fair value of all the Company’s stock based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.8 million and $1.9 million of stock-based compensation expense related to stock options and purchase rights granted after the Company’s initial public offering in February 2005, under the Company’s stock option plans and ESPP, for the three and nine months ended September 30, 2012, respectively and $0.3 million and $0.7 million of stock based compensation for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $9.4 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.8 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, and $20,000 and $51,000 for the three and nine months ended September 30, 2011, respectively.

Stock-based compensation expense, which consists of the compensation cost for employee stock options and ESPP, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of stock-based compensation:
Research and development	$471	$141	$1,082	$328
General and administrative	473	151	1,005	415

	$944	$292	$2,087	$743

Equity Incentive Plans

2004 Equity Incentive Plan On January 1, 2012, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan. At September 30, 2012, 540,784 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,672,179	$1.45	—	—
Granted	1,787,000	$6.28	—	—
Exercised	(330,352)	$1.36	—	—
Forfeitures	—	$—	—	—

Outstanding at September 30, 2012	5,128,827	$3.14	8.24	$21,102,085

Vested and expected to vest September 30, 2012	5,068,823	$3.12	8.23	$20,964,921
Exercisable at September 30, 2012	2,089,451	$1.78	7.24	$11,398,737

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 were $1.4 million and $6,000, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.4 million and $14,000 for each of the nine months ended September 30, 2012 and 2011, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2012, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the nine months ended September 30, 2012, plan participants had purchased 150,677 shares at an average purchase price of $1.18. At September 30, 2012, plan participants had $0.1 million withheld to purchase stock on February 14, 2013, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At September 30, 2012, 303,141 shares were authorized and available for issuance under the ESPP.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value as of September 30, 2012	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$3,861	$3,861	$—	$—
Certificate of Deposits	485	—	485	—
Corporate bonds	20,160	—	20,160	—
U.S. Government securities	29,004	—	29,004	—
Commercial paper	12,315	—	12,315	—

Total cash equivalents and marketable securities	$65,825	$3,861	$61,964	$—

	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,050	$4,050	$—	$—
Corporate bonds	4,690	—	4,690	—
Government securities	5,970	—	5,970	—
Commercial paper	5,548	—	5,548	—

Total cash equivalents and marketable securities	$20,258	$4,050	$16,208	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2012 and December 31, 2011:

As of September 30, 2012 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,861	$—	$—	$3,861
Certificate of Deposits	485	—	—	485
Corporate bonds	20,157	11	(8)	20,160
U.S. Government securities	28,994	10	—	29,004
Commercial paper	12,315	0	—	12,315

	65,812	21	(8)	65,825
Less cash equivalents	(8,634)	—	—	(8,634)

Total marketable securities	$57,178	$21	$(8)	$57,191

As of December 31, 2011 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,050	$—	$—	$4,050
Corporate bonds	4,693	—	(3)	4,690
U.S. Government securities	5,968	2	—	5,970
Commercial paper	5,548	—	—	5,548

	20,259	2	(3)	20,258
Less cash equivalents	(5,850)	—	—	(5,850)

Total marketable securities	$14,409	$2	$(3)	$14,408

There were no realized gains or losses in the three and nine months ended September 30, 2012 and 2011.

As of September 30, 2012, weighted average days to maturity for the Company’s available for sale securities was 157 days, with the longest maturity being December 2013.

The following table provides the breakdown of the marketable securities with unrealized losses at September 30, 2012 (in thousands):

As of September 30, 2012 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Corporate bonds	$5,302	$(8)

The Company determined the fair value of the liability associated with its warrants to purchase 11.7 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 4 — Stockholders’ Equity.

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

Years Ending December 31,
2012	$154
2013	624
2014	641
2015	663
2016	691
2017	234

Total	$3,007

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2012.

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

Overview

We are a biotechnology company focused on the discovery and development of drugs targeting the microenvironment of solid tumors and the bone marrows of patients with some hematologic malignancies (blood cancers) as novel treatments for patients living with cancer. The microenvironment of these tissues is characterized by, among other things, hypoxia or lack of oxygen. This hypoxic environment is known to be resistant to standard chemotherapy and radiation. It is thought to be responsible for the poor prognosis of patients with solid tumors and hematological malignancies, and treating the hypoxic environment is currently believed to be a significant unmet medical need. Our hypoxia activated prodrug (“HAP”) product candidates, including TH-302, are designed to specifically target the hypoxic microenvironment of tumors by selective activation of the prodrug to release a potent cytotoxin. Our focus is on product candidates for the treatment of patients with cancer. Our clinical development efforts are currently focused on TH-302, for which we entered a license and co-development agreement with Merck KGaA for worldwide development and commercialization. TH-302, which we discovered, is a novel drug candidate that is activated under severe hypoxic conditions and was designed to specifically target the severe hypoxic regions that are believed to be present in all solid tumors and the bone marrows of patients with some hematologic malignancies.

TH-302 is currently in Phase 1, Phase 2 and Phase 3 clinical trials. The development plan for TH-302 is designed to investigate the efficacy and safety across a broad range of solid tumors and hematologic malignancies. We reported updated top-line results from the initial Phase 1 monotherapy trial of TH-302 (401 trial) including indication specific data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We have also reported results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 in solid tumors involving combining TH-302 with doxorubicin, gemcitabine, docetaxel and pemetrexed. We have also reported results from our clinical study of TH-302 in patients with advanced leukemias (407 trial) and initiated a clinical study of TH-302 in patients with multiple myeloma (408 trial). In addition, investigations have been initiated to explore the combination of TH-302 with anti-angiogenic therapies including a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib (Sutent ®) in patients with advanced renal cell carcinoma or gastrointestinal stromal tumors (410 trial) and physician initiated clinical trial of TH-302 administered either in combination with bevacizumab (Avastin ® ) in patients with recurrent high grade astrocytoma including glioblastoma or in combination with pazopanib (Votrient ® ) in patients with solid tumors. In September 2012, European Society for Medical Oncology (ESMO) 2012 Congress in Vienna, Austria we announced preliminary data from the physician initiated clinical trial of TH-302 in combination with bevacizumab in patients with recurrent glioblastoma

In February of 2012 we reported top-line results from the randomized and controlled Phase 2 trial of TH-302 plus gemcitabine in patients with pancreatic cancer (404 trial). The median progression-free survival (PFS) was 5.6 months for patients treated with gemcitabine in combination with TH-302 at 240 mg/m2 and 340 mg/m2 compared to 3.6 months for patients treated with gemcitabine alone. The PFS hazard ratio comparing the TH-302 combination to gemcitabine alone was 0.61 (95% confidence interval: 0.43—0.87) which was highly statistically significant (p = 0.005) and represented a 63% improvement in PFS. The response rate in the combination arms was 22% compared to 12% in the gemcitabine alone group. Results also demonstrated greater efficacy in the higher TH-302 dose group compared to the lower dose group. The combination was well tolerated with a safety profile that was consistent with our prior study of this combination regimen. As in that study, skin and mucosal toxicities related to TH-302 were dose dependent but not dose limiting. In April 2012, we provided detailed results from our 404 trial at the American Association of Cancer Research (AACR) annual meeting including results for each of the 240 mg/m2 and 340 mg/m2 TH-302 combination arms. The median PFS was 6.0 months in the 340 mg/m2 group. The response rate was 27% in the 340 mg/m2 group. A similar dose dependency was reported in serum CA19-9 levels. There was greater drug exposure in the combination groups with a median of 4 cycles received with gemcitabine alone compared with 5 cycles in the 240 mg/m2 group and 6 cycles in the 340 mg/m2 group. The combination safety profile was consistent with the prior study of this combination regimen. As in that study, skin and mucosal toxicities and were less than what has been seen at the single-agent maximum tolerated dose of TH-302, which was previously established at 575 mg/m2. The incidence of grade 3/4 thrombocytopenia and grade 3/4 neutropenia was significantly higher in the combination arms and highest in the 340 mg/m2 group. Discontinuations for adverse events were lowest in the 340 mg/m2 group. In September 2012, at ESMO 2012 Congress, we presented new findings on overall survival, which was a secondary endpoint of the study, indicating that patients treated with gemcitabine alone had a median overall survival of 6.9 months compared with 9.2 months for patients treated with 340 mg/m2 TH-302 plus gemcitabine (HR: 0.955, 95% CI: 0.67-1.37, p=0.800) and 8.7 months for patients treated with 240 mg/m2 TH-302 plus gemcitabine (HR: 0.960, 95% CI: 0.67-1.38, p=0.827). While not statistically significant, the improvement in median overall survival is consistent with the improvement in median PFS reported previously. The trial was not designed to detect a statistically significant improvement in overall survival and included a cross-over component. Patients receiving gemcitabine alone who crossed over to receive gemcitabine plus TH-302 upon disease progression did contribute to an increase in survival of the control arm. TH-302 continues to demonstrate a safety profile consistent with what has been previously reported at AACR. The most common adverse events were fatigue, nausea, constipation and peripheral edema, and were similar across groups. Skin and mucosal toxicities and myelosuppression were the most common adverse events related to TH-302, were mostly Grade 1 and 2, and did not result in increases in treatment discontinuation. Adverse events leading to discontinuation of study treatment as well as serious adverse events were balanced across all treatment arms. Grade 3/4/5 adverse events were generally below 10%. We expect the Merck to initiate a planned Phase 3 trial of TH-302 plus gemcitabine in patients with pancreatic cancer.

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

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and prior to our initial public offering in February 2005, we funded our operations through the private placement of equity securities. During the nine months ended September 30, 2012, we sold 2,022,144 shares of common stock under our at market issuance sales facility for net proceeds of $12.3 million, and we received approximately $8.5 million from the exercise of warrants to purchase common stock. On February 3, 2012, we entered into an agreement with Merck KGaA, which provided for an upfront payment of $25 million. We also earned an additional $42.5 million in milestone payments, $20 million of which we have received during the quarter ended June 30, 2012 and the remaining $22.5 million is expected during the fourth quarter of 2012. We could also receive an additional $42.5 million in potential milestone payments in the near term. As of September 30, 2012 we had cash, cash equivalents and marketable securities of $65.8 million. For the nine months ended September 30, 2012, we had an operating loss of $14.0 million and a net loss of $99.5 million, including $85.6 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through September 30, 2012 was $351.7 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses, excluding reimbursements of Merck’s 70% share of total development expenses, are expected to increase in 2012 compared to 2011 due to the continued execution of existing clinical trials and beginning of new clinical trials. We expect research and development expenses net of the reimbursements from Merck, to decrease in 2012 compared to 2011. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through additional arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. We recognized a total of $1.8 million and $3.8 million during the three and nine months ended September 30, 2012, respectively, from the amortization of the $25 million upfront payment received and $32.5 million milestone payments earned, including a $20 million milestone payment based on positive results from its randomized Phase 2 trial in pancreatic cancer, from our collaboration with Merck. Subsequent to September 30, 2012, we earned an additional $10 million milestone payment. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. No revenue was recognized for the three and nine months ended September 30, 2011.

Research and Development. Research and development expenses were $4.0 million for the three months ended September 30, 2012 compared to $6.5 million for the three months ended September 30, 2011. The $2.5 million decrease in expenses is due primarily to a $4.8 million reimbursement for Merck’s 70% share of total development expenses for TH-302 and a $0.3 million decrease in consulting expenses, partially offset by $1.9 million increase in clinical development expenses and an increase of $0.7 million in employee related expenses. Research and development expenses were $12.6 million for the nine months ended September 30, 2012 compared to $17.6 million for the nine months ended

September 30, 2011. The $5.0 million decrease in expenses is due primarily to a $9.6 million reimbursement for Merck’s 70% share of total development expenses for TH-302 and $0.2 million decrease in consulting expenses, partially offset by $2.9 million increase in clinical development expenses and $1.9 million in employee related expenses.

Research and development expenses by project (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
TH-302	$3,136	$5,501	$9,752	$14,815
Discovery research	903	980	2,871	2,831

Total research and development expenses	$4,039	$6,481	$12,623	$17,646

Research and development expenses associated with our internally discovered compound TH-302 were $3.1 million for the three months ended September 30, 2012, which includes the $4.8 million reimbursement for Merck’s 70% share of total development expenses for TH-302, compared to $5.5 million for the three months ended September 30, 2011. Research and development expenses associated with TH-302 were $9.8 million for the nine months ended September 30, 2012 which includes the $9.6 million reimbursement for Merck’s 70% share of total development expenses for TH-302, compared to $14.8 million for the nine months ended September 30, 2011. TH-302 continues to progress through the 406 trial, the 404 trial, and the 403 trial. We reported top-line results for the 404 trial in February 2012 and detailed results in April 2012. We also provided additional overall survival data on the 404 trial in September of 2012.

Discovery research and development expenses were $0.9 million for the three months ended September 30, 2012 compared to $1.0 million for the three months ended September 30, 2011, and were $2.9 million for the nine months ended September 30, 2012 compared to $2.8 million for the nine months ended September 30, 2011. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses, excluding reimbursements of Merck’s 70% share of development expenses, are expected to increase in 2012 compared to 2011 due to the continued execution of existing clinical trials and start of new clinical trials. Including the reimbursements from Merck we expect research and development expenses to decrease in 2012 compared to 2011.

General and Administrative. General and administrative expenses were $1.7 million for the three months ended September 30, 2012, compared to $1.3 million for the three months ended September 30, 2011. The $0.4 million increase in expenses is due primarily to an increase in employee related expenses. General and administrative expenses were $5.2 million for the nine months ended September 30, 2012, compared to $4.3 million for the nine months ended September 30, 2011. The increase of $0.9 million was due to $0.6 million in consulting expenses and $0.3 million in employee related expenses to support our collaboration with Merck KGaA. We currently expect our general and administrative expenses to increase in 2012 compared to 2011 due to increased staffing and consulting expenses to support our collaboration with Merck KGaA and the continued development of TH-302.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended September 30, 2012 was $25,000 compared to $5,000 of interest income for 2011. Interest income (expense), net for the nine months ended September 30, 2012 was $55,000 of interest income compared to $20,000 of interest income for 2011.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2012 was non-cash income of $3.0 million compared to non-cash income of $3.7 million for the three months ended September 30, 2011. Other income (expense) for the nine months ended September 30, 2012 was non-cash expense of $85.6 million compared to non-cash income of $1.5 million for the nine months ended September 30, 2011. The change in non-cash income (expense) was due to a change in the fair value of outstanding warrants to purchase common stock as well as warrants exercised during the three and nine months ended September 30, 2012 as result of a change in the underlying market price of common stock of the Company. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of comprehensive loss.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities. During the nine months ended September 30, 2012, we sold an aggregate of 2,022,144 shares of common stock under our at market issuance sales facility for net proceeds of $12.3 million, and we received approximately $8.5 million from the exercise of warrants to purchase approximately 4.6 million shares of common stock.

On February 3, 2012, we entered into an agreement with Merck KGaA and received an upfront payment of $25 million. We also earned $42.5 million in milestone payments, $20 million of which we received during the quarter ended June 30, 2012 and the remaining $22.5 million is expected during the fourth quarter of 2012. We could also receive an additional $42.5 million in potential milestone payments in the near term. We had cash, cash equivalents and marketable securities of $65.8 million and $20.3 million at September 30, 2012 and December 31, 2011, respectively, available to fund operations.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $24.9 million compared to $19.1 million in net cash used in operating activities for the nine months ended September 30, 2011. The increase of $44.0 million in cash provided by operations was primarily attributable to $50.0 million of cash received from the Merck collaboration during the nine months ended September 30, 2012 partially offset by an increase in operating expenses and payments of accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2012 was $43.6 million compared with net cash used in investing activities of $13.7 million for the nine months ended September 30, 2011. The $29.9 million increase in cash used by investing activities was due primarily due to the excess of proceeds invested in the purchase of marketable securities over proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $21.4 million and $30.2 million, respectively. The $8.8 million decrease in cash provided by financing activities was primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering as compared to the $20.8 million received during 2012 primarily as a result of our issuance of common stock under the at the market sales facility and the exercise of warrants to purchase shares of common stock.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the nine months ended September 30, 2012, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with Securities and Exchange Commission (“SEC”) on March 15, 2012.

At Market Sales Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. As of December 31, 2010 we had not sold any stock pursuant to the sales agreement. For the year ended December 31, 2011, we sold an aggregate of 971,037 shares of our common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock in 2011 were $2.3 million. The sales of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement we filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, we may sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent on the terms and conditions described above. During the three months ended March 31, 2012, we sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. During the quarter ended September 30, 2012, there were no sales of common stock pursuant to the at market issuance sales agreement.

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

Based on their evaluation as of September 30, 2012, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2012 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2012, we had an operating loss of $14.0 million and a net loss of $99.5 million, including $85.6 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through September 30, 2012 was $351.7 million. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

As of September 30, 2012, we had 48 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We need to have sufficient TH-302 API and drug product to meet the clinical supply demands of our clinical trials. Additional clinical trial material continues to be manufactured as required. We have ordered additional API and drug product; however, we have experienced delays in the receipt of satisfactory drug product, and any additional delays we may experience in the receipt of satisfactory API or drug product could cause delays in our clinical trials, which would harm our business. In addition, we will need to obtain additional supplies of TH-302 API and drug product to complete our ongoing studies and any other additional trials. The need for additional supplies and preparation for registration may require scaling up and manufacturing process improvements in TH-302 API and drug product. The scaling up of the manufacturing processes for the TH-302 API may require facilities upgrades at our suppliers, which may lead to delays or disruption in supply, or delays in regulatory approval of TH-302. Changes to the formulation of TH-302 for our clinical trials may also require bridging studies to demonstrate the comparability of the new formulation with the old. These studies may delay our clinical trials and may not be successful. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including Sanofi, AstraZeneca PLC, Genentech (a member of the Roche Group), Bayer Corporation, Celgene Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidate for pancreatic cancer will compete with Gemzar®, marketed by Eli Lilly and Company, Tarceva®, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. Several drugs marketed for different indications, such as Camptosar ® , marketed by Pfizer, Inc., Erbitux ® , marketed by Imclone Systems Inc. and Bristol-Myers Squibb Company, Taxotere ® , marketed by Sanofi, DTIC-Dome ® , marketed by Bayer Pharmaceuticals Corporation, Xeloda ® , marketed by Hoffmann-LaRoche, Inc., Avastin ® , marketed by Genentech (a member of the Roche Group), Nexavar ® , marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ® , marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Celgene Corporation is conducting clinical trials of Abraxene ® as a combination therapy for first-line treatment of pancreatic cancer and Clovis Oncology is developing CO-101 for first-line treatment of pancreatic cancer. ZIOPHARM Oncology Inc. is conducting clinical trials of a compound as a combination therapy for first-line treatment of advanced soft tissue sarcoma.

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

On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. In addition, on August 29, 2008, we issued warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. As of September 30, 2012, warrants to purchase 1,346,287 shares of common stock issued in March 2011, warrants to purchase 3,041,879 shares of common stock issued in October 2009 and warrants to purchase 529,410 shares of common stock issued in August 2008 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010 as amended), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Our ability to raise additional capital may be dependent upon our stock being quoted on the NASDAQ Capital Market. Previously, we had fallen out of compliance with continued listing requirements because our common stock did not comply with the $1.00 minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(a)(1) (formerly Rule 4450(a)(5)). To regain compliance, effective August 20, 2008, we implemented a 1-for-6 reverse stock split of our common stock. After that date, our common stock traded above the minimum $1.00 bid price for at least ten consecutive business days and on September 5, 2008, the NASDAQ Stock Market notified us that we had regained compliance with the minimum bid price requirements. Even though we regained compliance with the minimum bid price, we cannot assure that we will be able to maintain compliance with the minimum bid price requirement or other listing requirements in the future, and our failure to do so could result in the delisting of our shares from the NASDAQ Capital Market.

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

Threshold Pharmaceuticals, Inc.

Date: November 2, 2012	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2012	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.