Form 10-K
period 2012-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2013-03-07
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-32979

THRESHOLD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)
170 Harbor Way, Suite 300, South San Francisco, CA 94080	94080
(Address of principal executive office)	(Zip Code)

(650) 474-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) if the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.001 Par Value Series A Participating Preferred Stock	NASDAQ Capital Market NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2012 was approximately $342,842,599.

On February 28, 2013 there were 56,535,805 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 17, 2013, or the Proxy Statement, are incorporated herein by reference into Part III.

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

We are a biotechnology company using our expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. Our lead investigational small molecule, TH-302, is being evaluated in two pivotal Phase 3 clinical trials and multiple earlier-stage clinical trials. We have a global license and co-development agreement for TH-302 with Merck KGaA, with an option to co-commercialize in the United States.

TH-302 was discovered by our scientists based on our hypoxia-activated prodrug (“HAP”) technology. Hypoxia, or abnormally low oxygen concentration, is a common feature of the tumor microenvironment in most solid tumors and in the bone marrow of patients with some hematological malignancies (also known as blood cancers, for example, leukemias and multiple myeloma). Tumor hypoxia is associated with the development of resistance to traditional anticancer treatments, including chemotherapy and radiotherapy, enhanced metastatic potential, and ultimately treatment failure. Normal healthy tissues, in contrast, are well oxygenated and typically are not hypoxic. As a prodrug, TH-302 is designed to remain essentially inactive in normal tissues, but to activate under conditions of tumor hypoxia. Upon activation, TH-302 releases bromo isophosphoramide mustard (Br-IPM), a potent cytotoxin that kills cells by causing DNA to crosslink.

We believe that by virtue of targeting tumor hypoxia, TH-302 has broad clinical applicability across many types of solid tumors and some hematological malignancies. To explore this broad therapeutic potential of TH-302, we are conducting multiple clinical trials to evaluate its safety and efficacy as monotherapy and in combination with currently marketed anticancer drugs, including traditional chemotherapeutic agents and antiangiogenic agents.

We along with our partner Merck KGaA, under its division Merck Serono, are investigating TH-302 in the following clinical studies, which are actively recruiting patients:

Clinical Trial	Sponsor	Therapeutic Area	Combination therapy with TH-302	Clinical Status
TH-CR-406	Threshold	Soft Tissue Sarcoma	doxorubicin	Pivotal Phase 3

MAESTRO	Merck Serono	Pancreatic Cancer	gemcitabine	Pivotal Phase 3

TH-CR-407	Threshold	Advanced Leukemias	None (TH-302 monotherapy)	Phase 1

TH-CR-408	Threshold	Multiple Myeloma	dexamethasone with or without bortezomib	Phase 1/2

TH-CR-410	Threshold	RCC, GIST, PNET	sunitinib	Phase 1

RCC=renal cell carcinoma; GIST=gastrointestinal stromal tumors; PNET=pancreatic neuroendocrine tumors

In addition, TH-302 is the subject of the following Investigator Sponsored Trials, which are actively recruiting patients:

Study Sponsor	Therapeutic Area	Combination Therapy with TH-302	Clinical Status
The University of Texas Health Science Center at San Antonio	Astrocytoma	bevacizumab	Phase 1/2

Duke University Medical Center	Various Solid Tumors	pazopanib	Phase 1

North Central Cancer Treatment Group	Advanced Kidney Cancer or Liver Cancer	sorafenib	Phase 1

Our Strategy

We are focused on building a fully integrated biopharmaceutical company that discovers, develops, and commercializes drugs for cancer based on targeting the tumor microenvironment. We focus on prodrugs of known chemotherapeutic agents or related analogs that undergo relatively selective activation in the tumor microenvironment and potentially allow for an improved safety and efficacy profile for the drug. Key elements of our strategy are to:

•

Develop TH-302 successfully. We believe that by virtue of targeting tumor hypoxia—a common feature of solid tumors and some hematological malignancies—TH-302 may have broad clinical applicability across many types of solid tumors and blood cancers. To maximize the value of TH-302, we are conducting clinical trials in therapeutic areas where preclinical and clinical data are supportive of TH-302’s activity. We are focused on successful execution of clinical and regulatory strategies to support submissions for regulatory approval of TH-302 in the most expedient manner. We will continue to work on broadening the applicability of TH-302 to other cancers and in combination with other approved anticancer drugs.

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

Tumor Hypoxia

Tumor hypoxia, or low oxygen concentration, is a result of disordered vasculature found in all solid tumors. Whereas normal healthy tissues are typically well oxygenated by virtue of having highly regular and structured arrays of blood vessels, the vasculature supporting cancerous tissues is highly disordered and irregular. Common abnormalities in tumor vasculature include a large variation in the distance between the blood vessels that carry oxygen and other vital nutrients as well as “dead-ends” and temporary occlusions. Furthermore, in tumors, the growth of malignant cells is unregulated resulting in these tissues literally outgrowing their blood supply, leading to severe deficiencies in the perfusion of oxygen and nutrients.

Together, abnormalities in tumor vasculature and the unregulated growth of cancer cells lead to distinctive hypoxic microenvironments not found in most normal tissues. Many traditional anticancer agents are not able to penetrate these hypoxic zones. Furthermore, cells that reside within regions of tumor hypoxia are relatively quiescent in contrast to highly proliferative cells that are the hallmark of cancer. As many traditional cancer therapies work by blocking cell division, they are not effective in killing the non-dividing, quiescent cells within hypoxic zones. Furthermore, cells subjected to prolonged hypoxia are thought to accumulate the changes in their growth properties and genetic mutations that can lead to drug resistance, enhanced metastatic potential, and, ultimately, treatment failure.

Given its central role in tumor progression, metastasis, resistance, and ultimately treatment failure, hypoxia is emerging as a significant, high-priority target for cancer therapy.

TH-302 Investigational Hypoxia-targeted Drug

The introduction of therapies that selectively target tumor hypoxia offers the potential to selectively target tumors and expand the therapeutic options available for cancer patients across the majority of tumor types. To our knowledge, TH-302 is the most clinically advanced hypoxia-targeted drug in active development for the treatment of cancer. TH-302 is designed as a prodrug that is selectively activated under the extreme hypoxic conditions commonly found in tumors, but not typically in healthy tissues. Within regions of tumor hypoxia, TH-302 is converted to its active form, bromo isophosphoramide mustard (Br-IPM). Variants of IPM are clinically validated potent DNA alkylating agents, which kill tumor cells by causing DNA to crosslink thereby rendering cells unable to replicate their DNA and divide. Once activated in hypoxic tissues, Br-IPM can also diffuse into surrounding oxygenated regions of the tumor and kill cells there via a “bystander effect”.

Preclinical and clinical data suggest that TH-302 has significant antitumor activity both alone as well as in combination with other cancer therapies that target the rapidly proliferating cells found in normally oxygenated regions of solid tumors. Because of its preferential activation in the hypoxic regions of solid tumors, we believe that TH-302 will be less likely to produce the systemic toxicity caused by untargeted cytotoxic chemotherapies. Preclinical studies have also shown enhanced antitumor activity of TH-302 when combined with antiangiogenic agents, which are drugs designed to disrupt the blood vessel network supplying tumors. The underlying biological rationale for this enhanced activity is based, in part, on evidence that antiangiogenic agents increase levels of tumor hypoxia. Other research suggests that the bone marrow of patients with leukemia as well as multiple myeloma is also highly hypoxic and supports the potential therapeutic utility of TH-302 in treating these blood cancers.

TH-302 Clinical Development Programs

The development plan for TH-302 is designed to investigate its safety and efficacy across a broad range of solid tumors and hematologic malignancies. We are developing TH-302 in areas supported by preclinical and clinical data and where there is high unmet need for new anticancer agents. To date, TH-302 has been evaluated in more than 750 patients with cancer.

We completed a monotherapy Phase 1 clinical trial that determined the maximum tolerated dose, dose limiting toxicities, safety, pharmacokinetics and preliminary efficacy of TH-302 monotherapy in patients with advanced solid tumors. We expanded enrollment in this trial to investigate TH-302 as a single agent in specific indications in which monotherapy activity had been observed as well as in some indications in which notable activity had been documented in combination with other chemotherapy drugs. We completed enrollment in two combination therapy Phase 1/2 clinical trials that determined the maximum tolerated doses, dose-limiting toxicities, safety, pharmacokinetics and preliminary efficacy of TH-302 in combination with four currently approved chemotherapies. Data from this collection of clinical trials supported our initial randomized controlled trial of TH-302 in first-line pancreatic cancer.

The most advanced clinical trials of TH-302 are two pivotal Phase 3 trials: one in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the other in combination with gemcitabine versus gemcitabine plus placebo in patients with advanced pancreatic cancer. Both Phase 3 trials are being conducted under Special Protocol Assessments with the U.S. Food and Drug Administration (FDA). The FDA and the European Commission have granted TH-302 Orphan Drug Designation for the treatment of soft tissue sarcoma. Initiation of these studies was supported by preclinical data in disease-specific models as well as data from Phase 2 trials in the same patient populations.

We are also conducting Phase 1/2 clinical trials of TH-302 in patients with advanced leukemias and multiple myeloma based on research demonstrating that hypoxia in the bone marrow is characteristic of some hematological malignancies. Likewise, research has demonstrated that treatment with antiangiogenic agents can increase tumor hypoxia, providing the underlying rationale for current investigations of TH-302 in combination with four marketed antiangiogenic agents in four different Phase 1/2 clinical trials.

We continue to evaluate and intend to pursue additional therapeutic areas, development pathways and regulatory strategies to optimize the potential therapeutic applications of, and market opportunities for, TH-302.

TH-302 pivotal Phase 3 program in soft tissue sarcoma:TH-302 in combination with doxorubicin

In partnership with the Sarcoma Alliance for Research through Collaboration (SARC), we are conducting the 406 trial. This is an international, randomized, pivotal Phase 3 trial designed to enroll 450 patients with metastatic or locally advanced unresectable soft tissue sarcoma (STS) who have not previously received chemotherapy. The trial is designed to evaluate the efficacy and safety of TH-302 in combination with doxorubicin, compared to doxorubicin alone. The study is under a Special Protocol Assessment agreement with the U.S. FDA; overall survival is the primary efficacy endpoint; additional endpoints include efficacy measured by progression-free survival, overall response rate, overall survival at 6 and 12 months, progression free rate at 3 months and progression-free rate at 6 months, duration of response, stable disease or better rate, change in ECOG and performance status, as well as assessments of safety and tolerability, pharmacokinetics and biomarkers. The FDA and the European Commission have granted TH-302 Orphan Drug Designation for the treatment of STS.

This Phase 3 trial for TH-302 was initiated following results from a multi-center, dose-escalation Phase 1/2 trial of TH-302 in patients with STS (the 403 trial). The 403 trial was designed to determine the safety, efficacy and pharmacokinetics of TH-302 in combination with full-dose doxorubicin in patients with STS followed by TH-302 maintenance monotherapy for patients who had not progressed after six cycles of combination therapy. Dose-limiting toxicities at a TH-302 dose of 340 mg/m2 were Grade 4 thrombocytopenia and Grade 3 infection with Grade 4 neutropenia. The maximum tolerated dose (MTD) of 300 mg/m2 was established for TH-302 in combination with the approved dose of 75 mg/m2 doxorubicin with prophylactic growth factor support. Enrollment was expanded at the MTD, and a total of 91 patients with advanced STS previously untreated with systemic chemotherapy were enrolled and treated at the MTD.

At the 2012 annual meeting of the Connective Tissue Oncology Society, updated data from the Phase 2 portion of the 403 trial were presented including median progression free survival of 6.7 months (95% CI: 6.2 to 8.1 months); median overall survival of 21.5 months (95% CI 16.0 to 27.6 months); one-year survival of 73% (95% CI: 63% to 82%); two-year survival of 44% (95% CI: 32% to 55%), and; overall best response (partial and complete responses, unconfirmed) of 36%.

Development Activities Planned for 2013: We continue to enroll patients in the Phase 3 trial and currently expect to complete enrollment around the end of 2013.

TH-302 pivotal Phase 3 program in pancreatic cancer: TH-302 in combination with gemcitabine

In December 2012, our partner Merck KGaA, through its division Merck Serono, opened the global Phase 3 MAESTRO study assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. MAESTRO stands for TH-302 in the treatment of MetastAtic or unrESectable pancreaTic adenocaRcinOma.

MAESTRO is a randomized, placebo-controlled, international, multi-center, double-blind Phase 3 trial of TH-302 plus gemcitabine compared with placebo plus gemcitabine and is expected to enroll 660 patients. The primary efficacy endpoint is overall survival; the secondary endpoints include efficacy measured by progression-free survival (PFS), overall response rate and disease control rate, as well as assessments of safety and tolerability, pharmacokinetics and biomarkers. The study is being conducted under a Special Protocol Assessment (SPA) agreement with the U.S. FDA.

The Phase 3 trial for TH-302 was initiated following results from a randomized, controlled Phase 2b trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer (404 trial). A total of 214 patients with previously untreated, locally advanced, unresectable or metastatic pancreatic adenocarcinoma were enrolled and treated in the clinical trial at 45 sites in the United States. Patients were randomized equally into one of three cohorts: TH-302 at a dose of 240 mg/m2 plus gemcitabine or TH-302 at a dose of 340 mg/m2 plus gemcitabine or gemcitabine alone. If a patient’s cancer progressed while on gemcitabine alone, the patient could crossover and be randomized into one of the TH-302 plus gemcitabine cohorts. The primary efficacy endpoint of the trial was a comparison of progression free survival between the two pooled combination arms and the gemcitabine alone arm. The secondary endpoints were overall response rate, overall survival, event-free survival, CA 19-9 response rate as well as various safety parameters.

In February of 2012 we reported top-line results from the randomized and controlled Phase 2 trial of TH-302 plus gemcitabine in patients with pancreatic cancer (404 trial). The median progression-free survival was 5.6 months for patients treated with gemcitabine in combination with TH-302 at 240 mg/m2 and 340 mg/m2 compared to 3.6 months for patients treated with gemcitabine alone. The progression free survival hazard ratio comparing the TH-302 combinations to gemcitabine alone was 0.61 (95% confidence interval: 0.43-0.87) which was highly statistically significant (p = 0.005) and represented a 63% improvement in progression free survival. The response rate in the combination arms was 22% compared to 12% in the gemcitabine alone group. Results also demonstrated greater efficacy in the higher TH-302 dose group compared to the lower dose group. The combination had a safety profile that was consistent with our prior study of this combination regimen. As in that study, skin and mucosal toxicities related to TH-302 were dose dependent but not dose limiting. In April 2012, we provided detailed results from our 404 trial at the American Association of Cancer Research (AACR) annual meeting including results for each of the 240 mg/m2 and 340 mg/m2 TH-302 combination arms. The median progression free survival was 6.0 months in the 340 mg/m2 group. The response rate was 27% in the 340 mg/m2 group. A similar dose dependency was reported in serum CA19-9 levels. There was greater drug exposure in the combination groups with a median of 4 cycles received with gemcitabine alone compared with 5 cycles in the 240 mg/m2 group and 6 cycles in the 340 mg/m2 group. The combination safety profile was consistent with the prior study of this combination regimen. As in that study, skin and mucosal toxicities were less than what had been seen at the single-agent maximum tolerated dose of TH-302, which was previously established at 575 mg/m2. The incidence of Grade 3/4 thrombocytopenia and Grade 3/4 neutropenia was significantly higher in the combination arms and highest in the 340 mg/m2 group. Discontinuations for adverse events were lowest, however in the 340 mg/m2 group.

In September 2012, at the European Society for Medical Oncology (ESMO) 2012 Congress, updated results were presented confirming a significant improvement (p=0.008) in progression free survival. The updated progression free survival hazard ratio comparing the TH-302 combinations to gemcitabine alone was 0.64 (95% confidence interval: 0.45 – 0.89). This was associated with a 2.4-month increase in median progression free survival for patients receiving TH-302 340 mg/m2. New findings from the Phase 2b trial were presented including an analysis of overall survival, which was a secondary endpoint of the study. This analysis indicated that patients treated with gemcitabine alone had a median overall survival of 6.9 months compared with 9.2 months for patients treated with 340 mg/m2 TH-302 plus gemcitabine (HR: 0.955, 95% CI: 0.67-1.37, p=0.800) and 8.7 months for patients treated with 240 mg/m2 TH-302 plus gemcitabine (HR: 0.960, 95% CI: 0.67-1.38, p=0.827). While not statistically significant, the improvement in median overall survival is consistent with the improvement in median progression free survival reported previously. The trial was not designed to detect a statistically significant improvement in overall survival and included a cross-over component. Patients receiving gemcitabine alone who crossed over to receive gemcitabine plus TH-302 upon disease progression contributed to an increase in survival of the control arm. TH-302 continued to demonstrate a safety profile consistent with what had been previously reported at AACR. The most common adverse events were fatigue, nausea, constipation and peripheral edema, and were similar across groups. Skin and mucosal toxicities and myelosuppression were the most common adverse events related to TH-302, were mostly Grade 1 and 2, and did not result in increases in treatment discontinuation. Adverse events leading to discontinuation of study treatment as well as serious adverse events were balanced across all treatment arms. Grade 3/4/5 adverse events were generally below 10%.

Development activities planned for 2013: Merck Serono is responsible for conduct and execution of the MAESTRO Phase 3 study and enrollment in the study is ongoing.

TH-302 program in hematological malignancies: leukemia and multiple myeloma

The role of hypoxia in the pathogenesis of hematological malignancies (also known as blood cancers, for example, leukemias and multiple myeloma) and its role in disease progression is an emerging area of active research in the cancer biology community. Preclinical studies have been conducted to investigate TH-302 in models of multiple myeloma. In vitro studies demonstrated that TH-302 induces apoptosis (programmed cell death) and has strong synergistic cytotoxic effect in combination with bortezomib, a proteasome inhibitor indicated for the treatment of patients with multiple myeloma. In in vivo models of multiple myeloma, the combination of TH-302 plus bortezomib was associated with statistically significant improvements in multiple disease parameters including a reduction in circulating paraprotein levels, the standard endpoint for assessing drug efficacy in multiple myeloma. Preclinical studies have also investigated TH-302 in models of leukemia. TH-302 treatment resulted in marked in vitro hypoxic-specific cell death of human leukemia cells under the same conditions where traditional chemotherapeutic agents such as cytarabine and doxorubicin were not effective. In vivo, TH-302 treatment significantly inhibited leukemia disease progression in a preclinical model of human leukemia. These studies in hematological malignancy models provide the basis for the ongoing clinical trials of TH-302 in patients with multiple myeloma and leukemia.

TH-CR-407 Phase 1 Trial in Patients with Advanced Leukemias

In June 2010, we initiated a Phase 1 open label clinical trial of TH-302 designed to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of TH-302 in patients with advanced leukemia (the TH-CR-407 trial). The starting dose of TH-302 was 120 mg/m2 administered daily for 5 days of a 21-day cycle. At the highest dose investigated in this study (550 mg/m2), two patients developed dose limiting mucosal toxicity. The maximum tolerated daily dose of TH-302 was established at 460 mg/m2. Although Phase 1 trials are not designed to assess efficacy, we have noted that in this trial, TH-302 appears to be active, as evidenced by stabilization or reduction of bone marrow and peripheral blast counts. One patient had a complete response and another patient had a complete response with incomplete platelet recovery with resolution of leukemia cutis. These results are not statistically significant, and there can be no assurance that our initial results will be replicated with the treatment of additional patients.

Development Activities Planned for 2013: The 407 trial is ongoing at MD Anderson Cancer Center, Houston, Texas, and continues to enroll patients with the objective of evaluating a second dosing regimen of TH-302 in which TH-302 is administered as a continuous infusion over a 5-day period. Updated results are anticipated by the end of 2013.

TH-CR-408 Phase 1/2 Trial in Patients with Multiple Myeloma

In March 2012, we initiated a Phase 1/2 open label clinical trial of TH-302 to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of TH-302 in patients with relapsed/refractory multiple myeloma. The objectives of the trial are to determine the maximum tolerated dose, dose-limiting toxicity, safety, tolerability, clinical activity and pharmacokinetics of TH-302 in patients with multiple myeloma. The study has three parts. The first part is designed to establish the maximum tolerated dose of TH-302 in combination with dexamethasone. This dose of TH-302 will be further evaluated in combination with dexamethasone in additional patients in the second part of the study. Lastly, the combination of TH-302 and dexamethasone with bortezomib will be investigated. Bortezomib, a proteasome inhibitor, is currently used to treat patients with multiple myeloma. This study is ongoing at Dana-Farber Cancer Institute.

Development Activities Planned for 2013: We expect to complete enrollment in Part 1 of the study and report preliminary results later in 2013.

TH-302 program with antiangiogenics

Antiangiogenics are a relatively new class of anticancer therapies that target the tumor vasculature. A goal of antiangiogenic therapy is to “starve” tumors by disrupting the blood vessel network supplying tumors with oxygen and nutrients needed for survival and growth. Emerging preclinical research suggests that antiangiogenics may also induce tumor hypoxia. As TH-302 is designed to be selectively activated under conditions of severe tumor hypoxia, the combination of TH-302 with antiangiogenic therapy has the potential to be an effective anticancer treatment. Preclinical models demonstrated enhanced antitumor activity of TH-302 when used in combination with antiangiogenic therapies (sunitinib and sorafenib), which was directly related to the amount of hypoxia induced by different doses of these antiangiogenics.

Based on preclinical studies, we are actively exploring the potential of combining TH-302 with antiangiogenic therapies in a variety of tumor types in human clinical trials. Current studies include the following:

•

TH-CR-410: A Phase 1 dose-escalation clinical trial evaluating the safety of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma (RCC), gastrointestinal stromal tumors (GIST), and pancreatic neuroendocrine tumors (PNET).

•	A Phase 1/2 safety and efficacy study of TH-302 in patients with recurrent high grade astrocytoma following bevacizumab.

•	A Phase 1 dose-escalation study of pazopanib in combination with TH-302 in patients with advanced solid tumors.

•

A Phase 1/2 study of sorafenib in combination with TH-302: Phase 1 in patients with advanced renal cell carcinoma (RCC) and patients with advanced hepatocellular carcinoma (HCC) and Phase 2 in 1st line advanced HCC.

In November 2012, preliminary results from the Phase 2 study in patients with high grade astrocytoma were reported at the ESMO 2012 Congress. The study enrolls patients with recurrent glioblastoma whose disease has progressed following initial treatment with chemoradiotherapy and whose disease has then progressed following treatment with bevacizumab and who are scheduled for debulking craniotomy (brain surgery to remove tumor tissue). Patients are randomized to treatment with a single dose of TH-302 (575 mg/m2) or placebo prior to surgery, followed by postoperative combination therapy of bevacizumab (10 mg/m2 every two weeks) and TH-302 every 2 weeks (4 week cycle) until disease progression. No dose limiting toxicity was reported for the first two dose cohorts. There were no Grade 3 or 4 adverse events observed with 240 mg/m2 TH-302. One Grade 3 adverse event (skin ulceration) and no Grade 4 adverse events have been observed in the second cohort at 340 mg/m2 TH-302. Data from the first six patients treated with TH-302 plus bevacizumab in the first two dose cohorts were presented at the ESMO 2012 Congress. Examination of surgical specimens revealed extensive areas of hypoxia. Five patients had stable disease including one patient with a target lesion best response by Response Assessment in Neuro-Oncology (RANO) criteria. One patient had progressive disease.

Development Activities Planned for 2013: All four studies continue to enroll patients. We expect to present preliminary results from the combinations of TH-302 with antiangiogenic agents by the end of 2013.

Market Opportunities

Many different approaches are used in treating cancer, including surgery, radiation and drugs or a combination of these approaches. Drugs used to treat cancer include chemotherapeutics, hormones and immune-based therapies. Traditionally, strategies for designing cancer therapies have focused on killing cancer cells that exhibit rapid division and growth. Such cells are found in regions of the tumor that have an adequate blood supply and therefore receive nutrients and oxygen essential for cell division and growth. However, the vasculature supporting tumors is highly disorganized and irregular. This results in regions of the tumor that do not receive adequate amounts of nutrients and oxygen. Low oxygen concentration within a tumor is called “tumor hypoxia”. Traditional anticancer agents fail to address tumor hypoxia.

Many traditional anticancer agents are not able to penetrate into the hypoxic zones of tumors. Furthermore, cells that reside within regions of tumor hypoxia are relatively quiescent (dormant) in contrast to highly proliferative cells that are the hallmark of cancer. As many traditional cancer therapies work by blocking cell division, they are not effective in killing the non-dividing, quiescent cells within hypoxic zones. It has also been demonstrated that cells subjected to prolonged hypoxia accumulate changes in their growth properties and genetic mutations that can lead to drug resistance, enhanced metastatic potential, and, ultimately, treatment failure.

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

Given its role in tumor progression, metastasis, resistance, and ultimately treatment failure, hypoxia is emerging as a significant, high-priority target for cancer therapy. As our prodrugs are designed to undergo selective activation under conditions of tumor hypoxia, we anticipate that they should have a favorable safety profile and produce less toxicity to normal tissues at the doses that are effective in treating tumors than is the case with traditional therapies.

We have generated clinical data with TH-302 alone and administered in combination with multiple anticancer drugs and in multiple cancer types. Drugs that we have tested or are currently evaluating in combination with TH-302 include chemotherapies (e.g., doxorubicin, gemcitabine, docetaxel, pemetrexed, bortezomib) and antiangiogenics (e.g., pazopanib, bevacizumab, sorafenib, and sunitinib). The current total market addressed by these drugs exceeds $10 billion. We have tested or are currently evaluating TH-302 in indications including soft tissue sarcoma, pancreatic cancer, head and neck cancer, lung cancer, melanoma, prostate cancer, glioblastoma, kidney cancer, liver cancer, gastrointestinal stromal tumors, multiple myeloma, and leukemia. In the U.S. alone, new cases of these cancers exceed 840,000 per annum.

The table below depicts the latest estimates from the American Cancer Society on expected 2013 incidence and deaths for cancers in the United States that we consider therapeutic areas of interest for TH-302.

Type of Cancer	New Cases	Deaths
Prostate cancer	238,590	29,720
Lung cancer	228,190	159,480
Melanoma	76,690	9,480
Kidney	65,150	13,680
Head and Neck	53,640	11,520
Leukemia (all)	48,610	23,720
Pancreatic cancer	45,220	38,460
Liver (& intrahepatic bile duct)	30,640	21,670
Brain (& other nervous system)	23,130	14,080
Multiple myeloma	22,350	10,710
Soft tissue sarcoma (including heart)	11,410	4,390

The market opportunity for our two most advanced clinical development programs with TH-302 in soft tissue sarcoma and pancreatic cancer are described below.

Soft Tissue Sarcoma

Sarcomas are a group of aggressive cancers originating in the supporting tissues of the body (e.g. muscle, fat, blood vessels or in any other tissue that surrounds and protects the organs of the body). There are currently limited treatment options for sarcomas. Soft tissue sarcomas are treated with surgery, chemotherapy and radiation. Usually a combination of these modalities offers the best chance to treat the disease successfully. Doxorubicin and ifosfamide are the most commonly used chemotherapeutic agents in patients with advanced soft tissue sarcoma, but response rates are generally low and toxicity can be significant. Doxorubicin administered as monotherapy is associated with an overall survival rate of approximately 8 months to 12 months, and an overall response rate of approximately 15% to 25%, but is limited in use due to cumulative cardiotoxicity.

Pancreatic Cancer

It is estimated that approximately 45,000 cases of pancreatic cancer are diagnosed in the U.S. every year. Pancreatic cancer is the eleventh most common in the U.S. Almost 67% of cases are diagnosed in people aged 65 and over; it is uncommon in people under the age of 40. Pancreatic cancer has a low survival rate regardless of stage of disease, with almost 95% of patients dying from their disease within 5 years. It is estimated that there are around 38,000 deaths from pancreatic cancer in the U.S. alone each year.

Gemcitabine is the current standard of care for patients with pancreatic cancer and is associated with a median overall survival of approximately 6 months and an overall response rate of approximately 10%. Erlotinib, the only other therapeutic approved for the first line of treatment of patients with pancreatic cancer, was shown in its registrational Phase 3 study in combination with gemcitabine to convey a median overall survival of 6.24 months and overall response rate (complete plus partial response rate) of 8.6%.

Glufosfamide

From 2004 through 2009 we conducted clinical development of glufosfamide, a drug candidate that shares certain structural characteristics with glucose but acts instead as a chemotherapeutic agent when taken up by a cell. In October 2009, we entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement we granted Eleison exclusive worldwide rights to develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and Threshold will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing. Threshold has no further development plans for glufosfamide.

Discovery Research

We have research programs focused on better understanding the mechanism and maximizing the effectiveness of TH-302 in the treatment of cancer as well as identifying new therapeutic candidates that target the microenvironments of solid tumors and some hematological malignancies, particularly the severely hypoxic compartments. These extremely low oxygen conditions are not found in most normal tissues. The hypoxic zones of tumors are known to be resistant to standard chemotherapeutics and to radiation therapy. Hypoxia is also believed to contribute to more aggressive, invasive, and metastatic cancer phenotypes. Tumor hypoxia correlates with poor prognosis in cancer patients and is believed to represent a significant unmet medical need. The general nature of hypoxia in cancers offers the possibility for cancer therapeutics which are broadly useful in many indications with an associated large market opportunity. It is also now known that certain anticancer therapies (e.g. antiangiogenic agents) lead to an increase in tumor hypoxia and may support the combination of those therapies with hypoxia-targeted agents.

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

Our prodrug candidates typically have two distinct parts, a toxic portion (the chemotherapeutic toxin) and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated by the low oxygen concentration in the hypoxic zones of solid tumors and some hematological malignancies. Once activated, the toxin kills cells in its vicinity. We have designed prodrug candidates that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. Our lead investigational drug candidate, TH-302, was our first product candidate from this program. TH-302 is highly selective and produces a DNA cross-linking toxin upon activation. Hypoxia activated prodrugs of other toxin classes are being pursued. Lead compounds have demonstrated promising in vitro activity and additional characterization, evaluation and optimization of these compounds is currently underway.

Our expertise includes broad capabilities in chemical synthesis, biological assay development and in vitro and in vivo compound evaluation, formulation development, and pharmacology. Our medicinal chemistry expertise allows us to turn initially promising compounds generated by our chemists into drug candidates. We believe that our research focus combined with our integrated drug discovery platform provides us with the capacity to optimize our chances of successfully translating our laboratory observations with TH-302 to the clinic as well as to identify, discover and develop novel therapies for the treatment of cancer.

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

We are currently using contract manufacturers to manufacture TH-302 API and TH-302 drug product. We have plans to meet our clinical supply needs for 2013. We based our estimates for the amount of drug we will need on assumptions about trial enrollment and trial dose levels. If we are not successful in manufacturing sufficient quantities of TH-302 API and drug product or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our TH-302 clinical program.

Additional agreements for more supplies of each of our product candidates will be needed to complete clinical development and/or commercialize them. These products will need to satisfy all cGMP manufacturing requirements, including passing product specifications. Our inability to satisfy these requirements could delay our clinical programs.

During the years ended December 31, 2012, 2011 and 2010, we spent $18.8 million, $24.4 million and $18.9 million, respectively, on research and development, including product development, discovery research and contract manufacturing activities.

License and Development Agreements

Agreement with Merck KGaA

On February 3, 2012, we entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, our small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide us an option to co-commercialize TH-302 in the United States. In exchange, we received an upfront payment of $25 million and received another $72.5 million in additional development milestones, including $42.5 million subsequent to December 31, 2012. We can earn additional potential milestone payments of $452.5 million, comprised of $112.5 million in regulatory and development milestones and $340 million in sales-based milestones.

In the United States, we will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. We and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, we retain the option to co-promote TH-302 in the United States. Additionally, we retain the option to co-commercialize TH-302 upon the achievement of certain sales or regulatory milestones, allowing us to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales in these territories. The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country basis until the later of the last to expire patent covering TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck has the right to terminate the agreement after the achievement of certain milestones, and each party has the right to terminate the agreement following uncured material breach by the other party.

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

Eleison will pay us 50% of its profits from commercialization on a quarterly basis, beginning on the date of first commercial sale, if any. Eleison has the right to sublicense some or all of its rights under the agreement, and will pay us 50% of amounts received under any sublicenses, including, without limitation, any royalty payments, license fee payments, milestone payments and payments for any equity or debt purchases by a sublicensee, within 30 days of the receipt of any such amounts or payments by Eleison. Eleison will bear all costs associated with development, commercialization and patent prosecution, and will control product development and commercialization. In addition, Eleison will be responsible for all royalty and milestone payments due under the Baxter license and MediBIC development agreement. The agreement contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to commence clinical development activities with glufosfamide. In 2011, we received a $0.1 million payment, which represents our 50% share of an upfront payment from a sublicense by Eleison.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of December 31, 2012, we owned or held exclusive license to various United States and foreign patents and patent applications and Patent Cooperation Treaty patent applications relating to our research and development programs.

Our TH-302 product candidate and its use in the treatment of cancer are claimed in U.S. and corresponding foreign patents and patent applications in major market countries and are owned by us. We are seeking or have already obtained compound per se patent protection for TH-302 as well as claims directed to its use, alone and in combination with other cancer drugs, in the treatment of cancer. We also own other U.S., Patent Cooperation Treaty, and foreign patent applications relating to the results of our research on hypoxia-activated prodrugs and their use as cancer drugs and related reagents and methods.

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

The biotechnology and pharmaceutical industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. For so long as our product candidates are in clinical trials, we believe our clinical activities fall within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. This exemption does not apply to commercialization activities; however, if our product candidates are commercialized, then the possibility of a patent infringement claim against us increases. While we attempt to ensure that our clinical product candidates and the methods we employ to manufacture them, as well as the methods for their use we intend to promote, do not infringe other parties’ patents and other proprietary rights, there can be no assurance that they do not, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Each cancer indication for which we are developing products has a number of established medical therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing cancer development programs, including traditional therapies and therapies with novel mechanisms of action. Our TH-302 product candidate for targeting the tumor hypoxia may eventually compete with other companies who are developing or were developing drugs that target tumor hypoxia such as Proacta Incorporated. A number of biotechnology and pharmaceutical companies are marketing and/or developing cancer therapeutics competing in prostate, lung, pancreatic, melanoma and soft tissue sarcoma. Such companies include: AstraZeneca PLC, Genentech, Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, GlaxoSmithKline plc, Bayer Pharmaceuticals, Hoffmann-LaRoche, Inc., Infinity Pharmaceuticals, Johnson & Johnson, Onyx Pharmaceuticals, Inc., Merck KGaA, Novartis AG, Pfizer, Inc., Amgen Inc., Clovis Oncology, ImClone Systems, Inc., Millennium Pharmaceuticals, Inc., OSI Pharmaceuticals, Inc., Telik, Inc., Sanofi-Aventis U.S., Sunesis Pharmaceuticals, Inc., Plexxikon Inc., Celgene Corporation, ARIAD Pharmaceuticals, Inc. and ZIOPHARM Oncology, Inc.

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

In general, the process required by the FDA before investigational drugs may be marketed in the United States involves the following steps:

•	pre-clinical laboratory and animal tests;

•	submission of an investigation new drug application or IND, which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators; and

•	FDA approval of a new drug application or NDA, or of an NDA supplement (for subsequent indications).

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety is established. These preclinical studies generally evaluate the mechanism of action of the product, expose and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current good manufacturing practice, or cGMP, requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices, or GLP. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must be cleared before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve the concerns before the hold is lifted and before clinical trials can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Regulatory authorities may require additional data before allowing the clinical trials to commence or proceed from one Phase to another, and could demand that the trials be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board, or IRB, for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent before the center commences the clinical trial.

Clinical Trials

Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap. Phase 1 trials involve the initial introduction of the drug candidate into humans and are conducted in volunteers or in patients with a specific disease depending on the intended use of the drug and its potential safety profile. The emphasis in Phase 1 is on testing for safety (adverse effects), dosage, tolerance, absorption, metabolism, distribution, excretion, and preliminary clinical pharmacology. Phase 2 clinical trials involve a limited patient population to determine the initial efficacy of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. When a compound shows evidence of effectiveness along with an acceptable safety profile in Phase 2 clinical trials the drug is moved to Phase 3 development. Phase 3 clinical trials are undertaken to more fully evaluate the safety and efficacy and to establish the overall risk/benefit profile of the drug. These Phase 3 clinical trials are the basis for determining if the drug should be registered. During all clinical trials, physicians monitor patients to determine effectiveness of the drug candidate and observe and report any adverse effects or safety risks that may result from use of the drug candidate. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the drug is not sufficiently efficacious to continue further studies.

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s safety profile and efficacy, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA assessment is reviewed within 60 days following submission of the NDA. If deemed acceptable, the FDA will “file” the NDA, thereby initiating the review clock triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Following a complete assessment of the application the FDA will issue an “action letter” that can be an approval, a request for additional information needed to approve the drug or a rejection letter (no approval).The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

Data Review and Approval

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and requires the expenditure of substantial financial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot be certain that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Success in early stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations, and dosages, or have conditions placed on them that restrict the commercial applications, advertising, promotion, or distribution of these products.

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called post approval studies may be made a condition to be satisfied after a drug receives approval especially in the case of an accelerated approval. The results of post approval studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. The product may be subject to withdrawal of the approval if effectiveness is not confirmed in the Phase 4 studies. Any products manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

The FDA closely regulates the marketing and promotion of drugs. Approval may be subject to post-marketing surveillance and other record keeping and reporting obligations, and involve ongoing requirements. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. A company can make only those claims relating to safety and efficacy that are approved by the FDA and is specifically included in drug labeling. While physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. Failure to comply with FDA requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties.

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

Employees

As of December 31, 2012, we had 48 full-time employees, including 18 who hold Ph.D. and/or M.D. degrees. Thirty six of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Our Corporate Information

We were incorporated in Delaware on October 17, 2001. Our principal executive offices are located at 170 Harbor Way Suite 300 South San Francisco 94080. Our telephone number is (650) 474-8200.

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

Our success in developing, manufacturing and commercializing TH-302 will depend on our relationship with Merck KGaA. On February 3, 2012, we entered into a global license and co-development agreement with Merck KGaA to co-develop and commercialize TH-302. In the United States, we have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. Threshold and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued, with Merck having primary responsibility. Threshold has rights to co-promote TH-302 in the United States, which it can exercise by giving notice during specified periods, and has the right to co-commercialize TH-302 if certain development or sales milestones are achieved.

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

Delays the progression of our clinical trials could result in us not meeting previously announced clinical milestones and could materially impact our product development costs and milestone revenue and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•	adverse safety events experienced during our clinical trials;

•	a lower than expected frequency of clinical trial events;

•	delays in obtaining clinical materials;

•	slower than expected patient recruitment to participate in clinical trials;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval,

•	delays in obtaining regulatory approval to commence new trials;

•	changes to clinical trial protocols; and

•	disagreements with Merck KGaA on development plans.

Delays in clinical trials can also result from difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations. Timely completion of clinical trials depends, in addition to the factors outlined above, on our ability to enroll a sufficient number of patients, which itself is a function of many factors, including:

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

Our product candidates are based on targeting the microenvironment of solid tumors and some hematological malignancies, which currently is an unproven approach to therapeutic intervention.

Our product candidates are designed to target the microenvironment of solid tumors and some hematological malignancies by, in the case of TH-302, harnessing hypoxia for selective toxin activation. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable drugs.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2012, we had an operating loss of $20.0 million and a net loss of $71.1 million, including $51.2 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through December 31, 2012 was $323.3 million. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

As of December 31, 2012, we had 48 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Under our license and co-development agreement with Merck KGaA, we are dependent on Merck for clinical and commercial supply of TH-302, except for clinical trials for United States approval of TH-302 for soft tissue sarcoma and for any other clinical trials for which we are responsible. In the latter case, we can obtain clinical supply directly from existing or new suppliers. Neither we nor Merck KGaA, have entered into any long term manufacturing or supply agreement for TH-302 or for any of our other product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including Sanofi, AstraZeneca PLC, Genentech (a member of the Roche Group), Bayer Corporation, Celgene Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidate for pancreatic cancer will compete with Gemzar®, marketed by Eli Lilly and Company, Tarceva®, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. Several drugs marketed for different indications, such as Camptosar ® , marketed by Pfizer, Inc., Taxotere ® , marketed by Sanofi, DTIC-Dome ® , marketed by Bayer Pharmaceuticals Corporation, Xeloda ® , marketed by Hoffmann-LaRoche, Inc., Avastin ® , marketed by Genentech (a member of the Roche Group), Nexavar ® , marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ® , marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non-small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Celgene Corporation has completed its clinical trial and is seeking approval for Abraxene ® as a combination therapy for first-line treatment of pancreatic cancer. ZIOPHARM Oncology Inc. is conducting clinical trials of a compound as a combination therapy for first-line treatment of advanced soft tissue sarcoma.

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

On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. In addition, on August 29, 2008, we issued warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. As of December 31, 2012, warrants to purchase 1,489,144 shares of common stock issued in March 2011, warrants to purchase 3,041,879 shares of common stock issued in October 2009 and warrants to purchase 529,410 shares of common stock issued in August 2008 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010 as amended), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

As of December 31, 2012, our officers, directors and other affiliates beneficially owned approximately 18.8% of our outstanding common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

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

In July 2011, we entered into a noncancelable facility sublease agreement for 28,180 square feet of laboratory space and office space located in South San Francisco, California, which serves as our corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. We had previously subleased approximately 67,905 square feet of laboratory and office space in Redwood City, California under an agreement that terminated in September 2011. We had previously leased an additional 6,489 square feet of laboratory space in Redwood City, California that terminated in August 2012. We believe our facilities are suitable and adequate for our current needs and that adequate facilities will be available to support our needs following termination of our existing leases.

ITEM 3.	LEGAL PROCEEDINGS

None

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

	High	Low
Year Ended December 31, 2012:
First Quarter	$9.07	$1.26
Second Quarter	$8.75	$5.88
Third Quarter	$9.28	$5.87
Fourth Quarter	$7.10	$3.95

Year Ended December 31, 2011:
First Quarter	$3.34	$1.32
Second Quarter	$2.21	$1.40
Third Quarter	$2.22	$1.20
Fourth Quarter	$1.81	$1.18

We estimate that there were approximately 89 holders of record of our common stock as of February 28, 2013.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

None

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)(2)
Equity compensation plans approved by stockholders	5,098,972	$3.18	801,552
Equity compensation plans not approved by stockholders	—	—	—

Total	5,098,972	$3.18	801,552

(1)	Includes 303,141 shares of common stock issuable under our 2004 Employee Stock Purchase Plan.
(2)	On January 1, 2011, and annually thereafter, the authorized shares for the 2004 Equity Incentive Plan is automatically increased by a number of shares equal to the lesser of:
•	5% of the number of our shares issued and outstanding prior to the preceding December 31;
•	1,250,000 shares; or
•	an amount determined by our board of directors.

Stock Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2007 for (i) Threshold Pharmaceuticals, Inc. common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index through December 31, 2012. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables reflect selected consolidated summary financial data for each of the last five fiscal years and are derived from our audited financial statements. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data”, appearing elsewhere in this Annual Report on Form 10-K. In August 2008, our Board of Directors approved a 1-for-6 reverse split of its common stock, effective August 20, 2008. Accordingly, all references to common shares of stock and net loss per common share have been retroactively adjusted to reflect the reverse split.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Revenue	$5,867	$62	$—	$—	$1,440

Operating expenses:
Research and development (1)	18,786	24,388	18,937	15,844	13,440
General and administrative (1)	7,080	5,710	4,971	5,480	6,734

Total operating expenses	25,866	30,098	23,908	21,324	20,174

Loss from operations	(19,999)	(30,036)	(23,908)	(21,324)	(18,734)
Interest income (expense), net	80	25	60	(13)	442
Other income (expense), net	(51,216)	4,358	5,166	(2,311)	—

Net loss	$(71,135)	$(25,653)	$(18,682)	$(23,648)	$(18,292)

Net loss per common share:
Basic and diluted	$(1.31)	$(0.56)	$(0.56)	$(1.21)	$(1.97)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	54,219	45, 900	33,654	19,594	9,275

(1) Includes employee and non-employee non-cash stock-based compensation of:
Research and development	$1,521	$471	$381	$1,003	$1,504
General and administrative	$1,489	$568	$422	$1,208	$1,748

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$70,848	$20,290	$14,699	$37,315	$22,337
Working capital	70,198	11,953	12,129	34,783	20,292
Total assets	89,521	22,436	16,204	48,685	24,531
Total liabilities	103,374	17,953	11,261	26,028	3,117
Total stockholders’ equity (deficit)	(13,853)	4,483	4,943	22,657	21,414

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company using our expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. Our lead investigational small molecule, TH-302, is being evaluated in two pivotal Phase 3 clinical trials and multiple earlier-stage clinical trials. We have a global license and co-development agreement for TH-302 with Merck KGaA, with an option to co-commercialize in the United States. TH-302 was discovered by our scientists based on our hypoxia-activated prodrug (“HAP”) technology. Hypoxia, or abnormally low oxygen concentration, is a common feature of the tumor microenvironment in most solid tumors and in the bone marrow of patients with some hematological malignancies (also known as blood cancers, for example, leukemias and multiple myeloma). Tumor hypoxia is associated with the development of resistance to traditional anticancer treatments, including chemotherapy and radiotherapy, enhanced metastatic potential, and ultimately treatment failure. Normal healthy tissues, in contrast, are well oxygenated and typically are not hypoxic. As a prodrug, TH-302 is designed to remain essentially inactive in normal tissues, but to activate under conditions of tumor hypoxia. Upon activation, TH-302 releases bromo isophosphoramide mustard (Br-IPM), a potent cytotoxin that kills cells by causing DNA to crosslink. We believe that by virtue of targeting tumor hypoxia, TH-302 has broad clinical applicability across many types of solid tumors and some hematological malignancies. To explore this broad therapeutic potential of TH-302, we are conducting multiple clinical trials to evaluate its safety and efficacy as monotherapy and in combination with currently marketed anticancer drugs, including traditional chemotherapeutic agents and antiangiogenic agents.

TH-302 is currently in Phase 1, Phase 2 and Phase 3 clinical trials. The development plan for TH-302 is designed to investigate the efficacy and safety across a broad range of solid tumors and hematologic malignancies. We reported updated top-line results from the initial Phase 1 monotherapy trial of TH-302 (401 trial) including indication specific data in patients with metastatic melanoma and small-cell lung cancer (SCLC). We have also reported results from each of four Phase 1/2 combination therapy investigations of a chemotherapy agent plus TH-302 in solid tumors involving combining TH-302 with doxorubicin, gemcitabine, docetaxel and pemetrexed. We have also reported results from our clinical study of TH-302 in patients with advanced leukemias (407 trial) and initiated a clinical study of TH-302 in patients with multiple myeloma (408 trial). In addition, investigations have been initiated to explore the combination of TH-302 with antiangiogenic therapies including a Phase 1/2 dose escalation clinical trial of TH-302 in combination with sunitinib (Sutent ®) in patients with advanced renal cell carcinoma or gastrointestinal stromal tumors (410 trial) and physician initiated clinical trial of TH-302 administered either in combination with bevacizumab (Avastin ® ) in patients with recurrent high grade astrocytoma including glioblastoma or in combination with pazopanib (Votrient ® ) in patients with solid tumors. In September 2012, European Society for Medical Oncology (ESMO) 2012 Congress in Vienna, Austria we announced preliminary data from the physician initiated clinical trial of TH-302 in combination with bevacizumab in patients with recurrent glioblastoma.

In February of 2012 we reported top-line results from the randomized and controlled Phase 2 trial of TH-302 plus gemcitabine in patients with pancreatic cancer (404 trial). The median progression-free survival progression free survival was 5.6 months for patients treated with gemcitabine in combination with TH-302 at 240 mg/m2 and 340 mg/m2 compared to 3.6 months for patients treated with gemcitabine alone. The progression free survival hazard ratio comparing the TH-302 combination to gemcitabine alone was 0.61 (95% confidence interval: 0.43—0.87) which was highly statistically significant (p = 0.005) and represented a 63% improvement in progression free survival. The response rate in the combination arms was 22% compared to 12% in the gemcitabine alone group. Results also demonstrated greater efficacy in the higher TH-302 dose group compared to the lower dose group. The combination had a safety profile that was consistent with our prior study of this combination regimen. As in that study, skin and mucosal toxicities related to TH-302 were dose dependent but not dose limiting. In April 2012, we provided detailed results from our 404 trial at the American Association of Cancer Research (AACR) annual meeting including results for each of the 240 mg/m2 and 340 mg/m2 TH-302 combination arms. The median progression free survival was 6.0 months in the 340 mg/m2 group. The response rate was 27% in the 340 mg/m2 group. A similar dose dependency was reported in serum CA19-9 levels. There was greater drug exposure in the combination groups with a median of 4 cycles received with gemcitabine alone compared with 5 cycles in the 240 mg/m2 group and 6 cycles in the 340 mg/m2 group. The combination safety profile was consistent with the prior study of this combination regimen. As in that study, skin and mucosal toxicities were less than what had been seen at the single-agent maximum tolerated dose of TH-302, which was previously established at 575 mg/m2. The incidence of Grade 3/4 thrombocytopenia and Grade 3/4 neutropenia was significantly higher in the combination arms and highest in the 340 mg/m2 group. Discontinuations for adverse events were lowest however in the 340 mg/m2 group. In September 2012, at ESMO 2012 Congress, updated results were presented confirming a significant improvement (p=0.008) in progression free survival. The updated progression free survival hazard ratio comparing the TH-302 combinations to gemcitabine alone was 0.64 (95% confidence interval: 0.45—0.89). This was associated with a 2.4-month increase in median progression free survival for patients receiving TH-302 340 mg/m2. New findings from the Phase 2b trial were presented including an analysis of overall survival, which was a secondary endpoint of the study. This analysis indicated that patients treated with gemcitabine alone had a median overall survival of 6.9 months compared with 9.2 months for patients treated with 340 mg/m2 TH-302 plus gemcitabine (HR: 0.955, 95% CI: 0.67-1.37, p=0.800) and 8.7 months for patients treated with 240 mg/m2 TH-302 plus gemcitabine (HR: 0.960, 95% CI: 0.67-1.38, p=0.827). While not statistically significant, the improvement in median overall survival is consistent with the improvement in median progression free survival reported previously. The trial was not designed to detect a statistically significant improvement in overall survival and included a cross-over component. Patients receiving gemcitabine alone who crossed over to receive gemcitabine plus TH-302 upon disease progression contributed to an increase in survival of the control arm. TH-302 continued to demonstrate a safety profile consistent with what had been previously reported at AACR. The most common adverse events were fatigue, nausea, constipation and peripheral edema, and were similar across groups. Skin and mucosal toxicities and myelosuppression were the most common adverse events related to TH-302, were mostly Grade 1 and 2, and did not result in increases in treatment discontinuation. Adverse events leading to discontinuation of study treatment as well as serious adverse events were balanced across all treatment arms. Grade 3/4/5 adverse events were generally below 10%. In December 2012, Merck KGaA opened MAESTRO a global Phase 3 trial of TH-302 plus gemcitabine in patients with pancreatic cancer. MAESTRO stands for TH-302 in the treatment of MetastAtic or unrESectable pancreaTic adenocaRcinOma.

In 2011, we presented updated top-line results from our Phase 1/2 combination therapy in patients with soft tissue sarcoma treated with doxorubicin plus TH-302 at the maximum tolerated dose of 300 mg/m 2 (403 trial). We also provided additional data from the maintenance component as well as an update on the overall efficacy of the Phase 2 component of the 403 trial at the 17th CTOS Annual Meeting in November 2012. In February 2011, we reached agreement with the FDA on the design and planned analysis of a pivotal Phase 3 trial in patients with soft tissue sarcoma (406 trial). As part of the Special Protocol Assessment (SPA) submission, the FDA agreed that the design and planned analysis of the proposed Phase 3 trial adequately addresses the objectives necessary to support a regulatory submission. We initiated the pivotal Phase 3 trial in September of 2011 and currently expect to complete enrollment around the end of 2013.

We are working to broaden the applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia activated prodrugs that will selectively target cancer cells.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and prior to our entering into a collaboration agreement with Merck KGaA in February 2012, we have funded our operations through the private public placement and public offerings of our equity securities. On February 3, 2012, we entered into an agreement with Merck KGaA, which to date has provided for $97.5 million in upfront and milestone payments, including $42.5 million received subsequent to December 31, 2012. We expect to receive additional $12.5 million in potential milestone payments in 2013. During the year ended December 31, 2012, we sold 2,022,144 shares of common stock under our at market issuance sales facility for net proceeds of $12.3 million, and we received approximately $8.8 million from the exercise of warrants to purchase common stock. As of December 31, 2012 we had cash, cash equivalents and marketable securities of $70.8 million. For the year ended December 31, 2012, we had an operating loss of $20.0 million and a net loss of $71.1 million, including $51.2 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through December 31, 2012 was $323.3 million.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts. Research and development expenses net of reimbursements of Merck’s 70% share of total TH-302 development expenses, are expected to increase in 2013 compared to 2012 due to the continued execution of existing clinical trials and beginning of new clinical trials. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. We intend to seek funds through additional arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term. We recognized revenue of $5.9 million during the year ended December 31, 2012, from the amortization of the $67.5 million in upfront and milestone payments earned in 2012 from our collaboration with Merck KGaA. We are amortizing the upfront and milestone payments over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. In 2011, we recognized $0.1 million in revenue in connection with our 2009 agreement with Eleison Pharmaceuticals (“Eleison”) for the development of glufosfamide, which represents our 50% share of an upfront payment from a sublicense by Eleison.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for our personnel in the executive, public relations, finance, patent, corporate development and other administrative functions, including non-cash stock-based compensation, as well as consulting costs for functions for which we either do not staff or only partially staff, including market research and recruiting. Other costs include professional fees for legal and accounting services, insurance and facility costs.

Stock-Based Compensation

We recognize stock-based compensation in accordance with the fair value provisions of Accounting Standard Codification (“ASC”) 718, “Compensation—Stock Compensation.” Refer to the discussion of accounting treatment of stock based compensation below under Critical Accounting Policies.

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenue

For the year ended December 31, 2012, we recognized $5.9 million in revenue, from the amortization of the $67.5 million in upfront and milestone payment earned in 2012 from our collaboration with Merck KGaA. Subsequent to December 31, 2012, we earned an additional $30 million milestone payment. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration.

For the year ended December 31, 2011, we recognized $0.1 million in revenue related to our 2009 agreement with Eleison for the development of glufosfamide, which represents our 50% share of an upfront payment from a sublicense by Eleison. For the year ended December 31, 2010, no revenue was recognized.

We expect revenue to increase in 2013 compared to 2012 due to the full year amortization of milestone payments earned in 2012 as well amortization of additional potential milestone payments we expect to earn in 2013 from our collaboration with Merck KGaA.

Research and Development

Research and development expenses were $18.8 million for the year ended December 31, 2012, compared to $24.4 million for the year ended December 31, 2011. The $5.6 million decrease in expenses is due primarily to a $12.6 million reimbursement for Merck’s 70% share of total development expenses for TH-302 and a $0.6 million decrease in consulting expenses, partially offset by $4.1 million increase in clinical development expenses, $2.4 million in employee related expenses and $1.1 million in non-cash stock based compensation.

Research and development expenses by project (in thousands)	Years ended December 31,
	2012	2011	2010
TH-302	$14,927	$20,692	$16,159
Discovery research	3,859	3,696	2,778

Total research and development expenses	$18,786	$24,388	$18,937

Research and development expenses associated with our internally discovered compound TH-302 were $14.9 million for 2012, which includes the $12.6 million reimbursement for Merck’s 70% share of total development expenses for TH-302, $20.7 million for 2011 and $16.2 million for 2010. The decrease of $5.8 in 2012 was due primarily to a $12.6 million reimbursement for Merck’s 70% share of total development expenses for TH-302 and $0.5 million decrease in consulting expenses, partially offset by $4.0 million increase in clinical development expenses and $2.5 million in employee related expenses and $0.8 million in non-cash stock based compensation. TH-302 continues to progress through the 406 trial, MAESTRO trial, the 404 trial, and the 403 trial. We reported top-line results for the 404 trial in February 2012 and detailed results in April 2012. We also provided additional overall survival data on the 404 trial in September of 2012.

Discovery research and development expenses were $3.9 million in 2012, $3.7 million for 2011 and $2.8 million for 2010. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses, including reimbursements of Merck’s 70% share of development expenses, are expected to increase in 2013 compared to 2012 due to the continued execution of existing clinical trials and the start of new clinical trials.

General and Administrative

General and administrative expenses were $7.1 million for 2012, compared to $5.7 million for 2011. The $1.4 million increase reflects a $0.9 million increase in non-cash stock compensation expense, $0.7 million in higher consulting expenses and a $0.3 million in higher staffing and facilities expenses. Partially offsetting these increases is a $0.5 million reimbursement of Merck’s 70% share of patent expenses and employee expenses related to TH-302 in 2012.

We currently expect our general and administrative expenses to increase in 2013 compared to 2012 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing development of TH-302.

Interest Income (Expense), Net

Interest income (expense) net for 2012 was $80,000 of interest income compared to $25,000 of net interest income for 2011. The increase in net interest income was primarily due to higher invested balances during 2012 than the prior year.

Other Income (Expense)

Other income (expense) for 2012 was non-cash expense of $51.2 million compared to non-cash income of $4.4 million for 2011. The non-cash expense for 2012 compared to the non-cash income for 2011 was due to a change in the fair value of outstanding warrants to purchase common stock and warrants exercised during 2012 as result of a change in the underlying market price of common stock of the Company. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms be accounted for as a liability with changes to their fair value recognized in the consolidated statements of operations.

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

Research and development expenses associated with our internally discovered compound TH-302 were $20.7 million for 2011and $16.2 million for 2010. The increase of $4.5 million in 2011 was due primarily to an increase in $4.7 million in clinical and manufacturing costs, $0.3 million increase in consulting costs, partially offset by a decrease in employee related expenses of $0.5 million. TH-302 continues to progress through the 406 trial, the 404 trial and the 403 trial. The 403 and 404 trials were expanded and enrollment of patients was completed in the second quarter of 2011. In October 2011, we reported updated top-line results for the 403 trial and we reported top-line results for the 404 trial in February 2012. Enrollment in the 407 trial was completed in the fourth quarter of 2011, and top-line results were presented in the fourth quarter of 2011.

Discovery research and development expenses were $3.7 million in 2011 and $2.8 million for 2010. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

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

Other Income (Expense)

Other income (expense) for 2011 was non-cash income of $4.4 million compared to non-cash income of $5.2 million for 2010. The non-cash income for 2011 compared to the non-cash income for 2010 was due to the decrease during 2011 in the fair value of outstanding warrants to purchase 16.6 million shares of common stock warrants. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms be accounted for as a liability with changes to their fair value recognized in the consolidated statements of operations.

Liquidity and Capital Resources

We have incurred net losses of $323.3 million since inception through December 31, 2012. We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception, we funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. During the year ended December 31, 2012, we sold an aggregate of approximately 2.0 million shares of common stock under our at the market stock issuance facility for net proceeds of $12.3 million, and we received approximately $8.8 million from the exercise of warrants to purchase approximately 4.7 million shares of common stock.

During the year ended December 31, 2011 we sold approximately 1.0 million shares of our common stock at an average price of $2.66 under our at the market stock issuance facility, for net proceeds of $2.3 million. In March 2011, we sold to certain investors an aggregate of approximately 14.3 million shares of our common stock for a purchase price equal to $2.05 per share and, for a purchase price equal to $0.05 per share, warrants exercisable for a total of approximately 5.7 million shares of our common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. The warrants have an exercise price equal to $2.46 per share. Net proceeds generated from the offering were approximately $27.8 million, which includes underwriter discounts and offering costs.

On February 3, 2012, we entered into an agreement with Merck KGaA and to date have received upfront and milestone payments of $97.5 million, including $42.5 million in milestone payments received subsequent to December 31, 2012. We could also receive an additional $12.5 million in a potential milestone payment in 2013. We had cash, cash equivalents and marketable securities of $70.8 million and $20.3 million at December 31, 2012 and December 31, 2011, respectively, available to fund operations.

Net cash provided by operating activities for the year ended December 31, 2012 was $29.9 million compared to net cash used in operating activities for the years ended December 31, 2011 and 2010 was $23.9 million and 22.4 million respectively. The increase of $53.8 million in cash provided by operations in 2012 compared to cash used in operations in 2011 was primarily attributable to $55 million of cash received from upfront and milestone payments related to the Merck KGaA collaboration during year ended December 31, 2012, partially offset by an increase in operating expenses and payments of accrued expenses. The increase of $1.5 million in cash used in operations in 2011 compared to 2010 was primarily attributable to an increase in research and development spending associated with TH-302.

Net cash used in investing activities for the year ended December 31, 2012 was $46.7 million, primarily due to purchases of marketable securities of $93.7 million, offset by proceeds from sales and maturities of investments of $47.6 million. Net cash used in investing activities during the year ended December 31, 2011 was $9.2 million, primarily due to purchases of marketable securities of $28.2 million, offset by maturities of investments of $19.5 million. Net cash provided by investing activities for the year ended December 31, 2010 was $22.1 million, primarily due to proceeds from sales and maturities of marketable securities of $37.4 million, offset by purchases of investments of $15.2 million.

Net cash provided by financing activities was $21.9 million for the year ended December 31, 2012, reflecting $12.3 million received during 2012 primarily as a result of our issuance of common stock under the at the market stock issuance facility, $8.8 million received from the cash exercise of warrants to purchase shares of common stock, and $0.8 million cash received from the issuance of common stock under our equity incentive plans. Net cash provided by financing activities for year ended December 31, 2011 was $30.2 million and primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering and $2.3 million net proceeds from equity issuances pursuant to our at the market stock issuance facility. Net cash provided by financing activities was $6,000 for the year ended December 31, 2010, due to proceeds from the sale of stock under our equity incentive plans, partially offset by deferred offering costs.

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

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our consolidated balance sheets. In July 2011, we entered into a noncancelable facility sublease agreement for 28,180 square feet of laboratory space and office space located in South San Francisco, California, which serves as our corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires us to pay certain taxes, assessments, fees and other costs associated with the premises, in amounts yet to be determined. We will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease we paid a security deposit of approximately $60,000.

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of December 31, 2012 are as follows (in thousands):

	One to three years (2013 to 2015)	Four to five years (2016 to 2017)	After five years	Total
Facilities leases	$1,927	$926	$—	$2,853
Purchase commitments	4,578	—	—	4,578

Total	$6,505	$926	$—	$7,431

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

During year ended December 31, 2012, we sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

License and Development Agreements

On February 3, 2012, we entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, our small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide us an option to co-commercialize TH-302 in the United States. In exchange, we received an upfront payment of $25 million and received another $72.5 million in development milestones, including $42.5 million subsequent to December 31, 2012. We can earn additional potential milestone payments of $452.5 million, comprised of $112.5 million in regulatory and development milestones and $340 million in sales-based milestones.

In the United States, we will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. We with Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, we retain the option to co-promote TH-302 in the United States. Additionally, we retain the option to co-commercialize TH-302 upon the achievement of certain sales or regulatory milestones, allowing us to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales in these territories.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

We incurred net operating losses for the years ended December 31, 2012, 2011 and 2010 and, accordingly, we did not pay any federal or state income taxes. As of December 31, 2012, we had accumulated approximately $113 million and $110 million in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2013 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2012, we had research credit carryforwards of approximately $1.7 million and $3.7 million for federal California state income tax purposes, respectively. If not utilized the federal carryforward will expire in 2022. The state research credit carryforward does not have an expiration date.

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

Our 2012 revenues are related to our collaboration arrangement with Merck KGaA, which was entered in February 2012. Our collaboration with Merck provides for various types of payments to us, including non-refundable upfront license, milestone and royalty payments. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We will also receive reimbursement for Merck’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement would be reflected as a reduction of operating expenses and not as revenue.

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

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, “Collaboration Arrangements”, in the Notes to the Consolidated Financial Statements included in part II, Item 8. “Financial Statements and Supplementary Data” on this Annual Report on Form 10-K, for analysis of each milestone event deemed to be substantive or non-substantive.

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

Stock-Based Compensation

We account for stock options and stock purchase rights related to our equity incentive plans under the provisions of ASC 718 which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized ratably over the requisite service period of the award. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, “Equity.” As a result, the non-cash charge to operations for non-employee options with service or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock, as the underlying equity instruments vest. The two factors which most affect these changes are the price of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of the stock price. If our estimates of the fair value of these equity instruments change, it may have the effect of significantly changing compensation expense.

Fair Value of Warrants

ASC 815 provides guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The guidance requires stock warrants classified as a liability to be fair valued at each reporting period, with the changes in fair value recognized in our consolidated statements of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of our common stock, may have a significant impact on the expense we recognize related to these common stock warrants.

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

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based upon the levels of inputs described below, and unrealized gains and losses are included in accumulated other comprehensive income(loss) which is reflected in the consolidated statements of comprehensive loss. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are recorded in our statements of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a reduction of interest income.

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

ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Our financial assets measured at fair value on a recurring basis include securities available for sale. Securities available for sale include money market funds, government securities, commercial paper and corporate debt securities.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in short-term marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest in high-quality financial instruments, which currently have weighted average maturity of less than one year. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment policy also limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. However, due to the short duration of our investment portfolio we believe an increase in the interest rates of one percentage point would not be material to our financial condition or results of operations.

In addition, we do not have any material exposure to foreign currency rate fluctuations as we operate primarily in the United States. Although we conduct some clinical and safety studies, and manufacture active pharmaceutical product and some drug product with vendors outside the United States, most of our transactions are denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THRESHOLD PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Threshold Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year in the year ended December 31, 2010, were audited by other auditors whose report dated March 24, 2011 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Threshold Pharmaceuticals, Inc., at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Threshold Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 7, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Threshold Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the results of operations and cash flows of Threshold Pharmaceuticals, Inc. and its subsidiary (the “Company”) (a development stage enterprise) for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for common stock warrants effective January 1, 2009.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 24, 2011

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$11,029	$5,882
Marketable securities	59,819	14,408
Collaboration receivable	15,635	—
Prepaid expenses and other current assets	1,167	254

Total current assets	87,650	20,544
Property and equipment, net	812	543
Other assets	1,059	1,349

Total assets	$89,521	$22,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$908	$2,389
Accrued clinical and development expenses	5,750	4,465
Accrued liabilities	2,257	1,737
Deferred revenue, current	8,536	—

Total current liabilities	17,451	8,591
Warrant liability	32,558	9,209
Deferred revenue, non-current	53,097	—
Deferred rent	268	153

Total liabilities	103,374	17,953

Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2012 and 2011; Issued and outstanding: 56,431,207 and 49,128,475 shares at December 31, 2012 and 2011, respectively.	56	49
Additional paid-in capital	309,343	256,563
Accumulated other comprehensive (loss) income	11	(1)
Accumulated deficit	(323,263)	(252,128)

Total stockholders’ equity (deficit)	(13,853)	4,483

Total liabilities and stockholders’ equity (deficit)	$89,521	$22,436

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue	$5,867	$62	$—

Operating expenses:
Research and development	18,786	24,388	18,937
General and administrative	7,080	5,710	4,971

Total operating expenses	25,866	30,098	23,908

Loss from operations	(19,999)	(30,036)	(23,908)
Interest income (expense), net	80	25	60
Other income (expense), net	(51,216)	4,358	5,166

Net loss	(71,135)	(25,653)	(18,682)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	12	(2)	25

Comprehensive loss	$(71,123)	$(25,655)	$(18,657)

Net loss per common share:
Basic	$(1.31)	$(0.56)	$(0.56)

Diluted	$(1.31)	$(0.56)	$(0.56)

Weighted average number of shares used in per common share calculations:
Basic	54,219	45,900	33,654

Diluted	54,219	45,900	33,654

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2009	33,563,670	$33	$230,441	$(24)	$(207,793)	$22,657
Issuance of common stock pursuant to stock plans	138,572	1	139	—	—	140
Stock-based compensation	—	—	803	—	—	803
Change in unrealized gain on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(18,682)	(18,682)

Balances, December 31, 2010	33,702,242	$34	$231,383	$1	$(226,475)	$4,943
Issuance of common stock to certain investors, net of issuance costs of $2.5 million	15,284,118	15	23,992	—	—	24,007
Issuance of common stock pursuant to stock plans	142,115	—	149	—	—	149
Stock-based compensation	—	—	1,039	—	—	1,039
Change in unrealized gain (loss) on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(25,653)	(25,653)

Balances, December 31, 2011	49,128,475	$49	$256,563	$(1)	$(252,128)	$4,483
Issuance of common stock to certain investors, net of issuance costs of $0.4 million	2,022,144	2	12,321	—	—	12,323
Exercise of warrants to purchase common stock	4,727,331	5	8,844	—	—	8,849
Issuance of common stock pursuant to stock plans	553,257	—	738	—	—	738
Stock-based compensation	—	—	3,010	—	—	3,010
Reclassification of fair value of warrants exercised from liability to equity	—	—	27,867	—	—	27,867
Change in unrealized gain (loss) on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(71,135)	(71,135)

Balances, December 31, 2012	56,431,207	$56	$309,343	$11	$(323,263)	$(13,853)

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(71,135)	$(25,653)	$(18,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,008	525	509
Stock-based compensation expense	3,010	1,039	803
Change in common stock warrant value	51,216	(4,358)	(5,166)
(Gain) loss on sale of investments, property and equipment	—	(17)	—
Changes in operating assets and liabilities:
Collaboration receivable	(15,635)	—	—
Prepaid expenses and other current assets	(623)	(369)	(247)
Accounts payable	(1,481)	2,137	(32)
Accrued clinical and development expenses	1,285	2,026	821
Accrued liabilities	520	914	(149)
Deferred rent	115	(95)	(241)
Deferred revenue	61,633	—	—

Net cash provided by (used in) operating activities	29,913	(23,851)	(22,384)

Cash flows from investing activities:
Acquisition of property and equipment	(482)	(528)	(108)
Acquisition of marketable securities	(93,745)	(28,154)	(15,223)
Proceeds from sales and maturities of marketable securities	47,551	19,500	37,454
Restricted cash	—	—	12

Net cash provided by (used in) investing activities	(46,676)	(9,182)	22,135

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	21,910	30,224	140
Deferred offering costs	—	—	(134)

Net cash provided by provided by financing activities	21,910	30,224	6

Net increase (decrease) in cash and cash equivalents	5,147	(2,809)	(243)
Cash and cash equivalents, beginning of period	5,882	8,691	8,934

Cash and cash equivalents, end of period	$11,029	$5,882	$8,691

Non-cash investing and financing activities:
Change in unrealized gain (loss) in marketable securities	$12	$(2)	$25

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Threshold Pharmaceuticals, Inc. (the “Company” or “Threshold”) was incorporated in the State of Delaware on October 17, 2001. The Company is a biotechnology company focused on the discovery and development of drugs targeting the severe hypoxia in the microenvironment of solid tumors and the bone marrows of patients with some hematological malignancies. In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2012, there has been no financial activity related to this entity.

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

Liquidity

The Company has a product candidate in various stages of development as well as other candidates in discovery and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. The Company continues to incur substantial expenses related to research and development and management believes that it will continue to do so for the foreseeable future. On February 3, 2012, the Company entered into an agreement with Merck KGaA, which provided for an upfront payment of $25 million. To date, the Company has also received $72.5 million in milestone payments, including $42.5 million in milestone payments received subsequent to December 31, 2012. The Company could also receive an additional $12.5 million in potential milestone payments in 2013. See further details in Note 3, “Collaboration Arrangements”.

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

The Company’s revenues in 2012 are related to its collaboration arrangement with Merck KGaA, which was entered in February 2012. The collaboration with Merck provides for various types of payments to the Company, including non-refundable upfront license, milestone and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company will also receive reimbursement for Merck’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement is reflected as a reduction of operating expenses and not as revenue.

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

Marketable Securities

The Company classifies its marketable securities as “available-for-sale.” Such marketable securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders’ equity (deficit) until realized. Realized gains and losses on sale of all such securities are reported in net loss, computed using the specific identification cost method. The Company places its marketable securities primarily in U.S. government securities, money market funds, corporate debt securities, commercial paper and certificates of deposit.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Estimated fair values for marketable securities, which are separately disclosed in Note 4, are based on market prices for the same or similar instruments. The carrying amount of the common stock warrant liability represents its estimated fair value.

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

Impairment of Long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. As of December 31, 2012, the Company has not incurred any such impairment losses.

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

Comprehensive loss

Comprehensive loss is comprised of the Company’s net loss and other comprehensive income (loss). Unrealized gain (loss) on available-for-sale marketable securities represents the only component of other comprehensive income (loss).

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

Bonus Accruals

The Company has bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates.

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

Potential dilutive common shares also include the dilutive effect of the common stock underlying in-the-money stock options and warrants that were calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option or warrant is assumed to be used to repurchase shares in the current period. In addition, the average amount of compensation cost for in-the-money options, if any, for future service that the Company has not yet recognized when the option is exercised, is also assumed to repurchase shares in the current period.

A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net loss	$(71,135)	$(25,653)	$(18,682)

Denominator:
Weighted-average number of common shares outstanding	54,219	45,900	33,654

Net loss per share:
Basic	$(1.31)	$(0.56)	$(0.56)

Diluted	$(1.31)	$(0.56)	$(0.56)

The following warrants, outstanding options, common stock subject to repurchase and purchase rights under the Company’s ESPP were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2012	2011	2010
Shares issuable upon exercise of warrants	11,583	16,643	10,918
Shares issuable upon exercise of stock options	5,099	3,672	2,746
Shares issuable related to the ESPP	79	70	61

NOTE 3—COLLABORATION ARRANGEMENTS

Agreements with Merck KGaA

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. The Company received an upfront payment of $25 million. To date the Company has also received $72.5 million in milestone payments, including $42.5 million subsequent to December 31, 2012. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement. The Company is eligible to earn additional potential milestone payments of up to $112.5 million in regulatory and development milestones, including $12.5 million in 2013, and $340 million in commercialization milestones.

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

The Company’s deliverables under the Merck agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded the $67.5 million of upfront payment and milestones earned in 2012 as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $5.9 million of revenue in 2012. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned a $13.1 million reimbursement for eligible worldwide development expenses for TH-302 from Merck in 2012. Such earned reimbursement has been reflected as a reduction of operating expenses.

Of the remaining potential future milestones, $112.5 million are related to regulatory and development milestones and $340 million are related to commercialization milestones that may be received under the Merck Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Development milestones include primarily the initiation of various phases of clinical trials. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory and development milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement of the value of the delivered rights and license of TH-302 and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory and development milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck agreement, Merck will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. The Company would account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

Agreements with Eleison Pharmaceuticals, Inc.

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

NOTE 4—FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. For Level 2 securities that have market prices from multiples sources, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources. Level 2 securities with short maturities and infrequent secondary market trades are typically priced using mathematical calculations adjusted for observable inputs when available.

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,886	$5,886	$—	$—
Certificates of deposit	1,185	—	1,185	—
Corporate debt securities	20,242	—	20,242	—
Government securities	27,899	—	27,899	—
Commercial paper	15,613	—	15,613	—

Total cash equivalents and marketable securities	$70,825	$5,886	$64,939	$—

	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,050	$4,050	$—	$—
Corporate debt securities	4,690	—	4,690	—
Government securities	5,970	—	5,970	—
Commercial paper	5,548	—	5,548	—

Total cash equivalents and marketable securities	$20,258	$4,050	$16,208	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2012 and 2011:

As of December 31, 2012 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,886	$—	$—	$5,886
Certificates of deposit	1,185	—	—	1,185
Corporate debt securities	20,237	6	(1)	20,242
Government securities	27,893	12	(6)	27,899
Commercial paper	15,613	—	—	15,613

	70,814	18	(7)	70,825
Less cash equivalents	(11,006)	—	—	(11,006)

Total marketable securities	$59,808	$18	$(7)	$59,819

As of December 31, 2011 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,050	$—	$—	$4,050
Corporate debt securities	4,693	—	(3)	4,690
Government securities	5,968	2	—	5,970
Commercial paper	5,548	—	—	5,548

	20,259	2	(3)	20,258
Less cash equivalents	(5,850)	—	—	(5,850)

Total marketable securities	$14,409	$2	$(3)	$14,408

There were no realized gains or losses in 2012, 2011 and 2010.

As of December 31, 2012, weighted average days to maturity for the Company’s available for sale securities was 133 days, with the longest maturity being April 2014.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2012 (in thousands):

As of December 31, 2012 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Government securities	$1,118	$(6)
Corporate debt securities	6,449	(1)

Total marketable securities	$7,567	$(7)

The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The only Level 3 financial instruments are warrants. The Company determined the fair value of the liability associated with its warrants to purchase 11.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 8—Stockholders’ Equity.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2012	2011
Computer and office equipment	$436	$337
Laboratory equipment	1,593	1,316
Leasehold improvements	523	640

	2,552	2,293
Less: Accumulated depreciation and amortization	(1,740)	(1,750)

Total property and equipment, net	$812	$543

Depreciation and amortization expense was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. In connection with the Company’s relocation of its corporate headquarters and laboratories to South San Francisco from Redwood City during 2011, the Company wrote off leasehold improvements and computer and office equipment that were fully depreciated with historical asset values of $2.7 million and $0.6 million, respectively. In addition, the Company incurred leasehold improvements at the new South San Francisco facility of approximately $0.5 million during 2011.

NOTE 6—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31,
	2012	2011
Payroll and employee related expenses	$2,037	$1,302
Professional services	122	195
Other accrued expenses	98	240

Total accrued liabilities	$2,257	$1,737

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

Prior to October 2011, the Company had noncancelable facilities lease and sublease agreements for 67,905 square feet of laboratory and office space for its headquarters in Redwood City, California. The sublease agreement expired on February 28, 2010 and the lease agreement expired on September 30, 2011. The Company also had a noncancelable lease agreement for approximately 6,489 square feet of laboratory space, in Redwood City, California. That lease agreement expired in August 2012.

As of December 31, 2012, the future rental payments required by the Company for all of its facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2013	624
2014	640
2015	663
2016	691
2017	235

Total	$2,853

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $1.3 million and $1.2 million, respectively.

The Company’s purchase commitments at December 31, 2012 were $4.6 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2012.

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

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

On October 29, 2010, the Company entered into an at market issuance sales agreement, or sales agreement, with MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as sales agent. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. In 2010, the Company had not sold any stock pursuant to the sales agreement. In 2011, the Company sold 971,037 shares of its common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock were $2.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of its outstanding warrants.

Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement the Company filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, the Company may sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as its sales agent. In 2012, the Company sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the at market issuance sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants.

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

Shares Authorized

In May 2010, the Company’s stockholder’s approved the number of authorized shares of common stock be increased from 50,000,000 to 150,000,000.

Common Stock Warrants

The Company accounts for its common stock warrants under guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The guidance required the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statements of operations.

In 2012, warrants to purchase 5,060,433 shares of common stock were exercised for net proceeds of approximately $8.8 million. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $27.9 million from warrant liability into stockholders’ equity in 2012.

At December 31, 2012 and 2011, the Company had warrants outstanding to purchase 3,058,811 and 3,588,221 shares of common stock, respectively, from the August 2008 offering. The fair value of these warrants on December 31, 2012 and 2011 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2012	December 31, 2011
Risk-free interest rate	0.16%	0.25%
Expected life (in years)	0.66	1.66
Dividend yield	—	—
Volatility	118%	84%
Stock price	$4.21	$1.22

During the years ended December 31, 2012 and 2011, a change in fair value of $9.9 million non-cash expense and $1.1 million non-cash income related to the August 2008 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

At December 31, 2012 and 2011, the Company had warrants outstanding to purchase 4,287,940 and 7,329,819 shares of common stock, respectively, from the October 2009 offering. The fair value of these warrants on December 31, 2012 and 2011 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2012	December 31, 2011
Risk-free interest rate	0.25%	0.36%
Expected life (in years)	1.76	2.76
Dividend yield	—	—
Volatility	98%	88%
Stock price	$4.21	$1.22

During the years ended December 31, 2012 and 2011, a change in fair value of $24.2 million of non-cash expense and $1.4 million of non-cash income related to the October 2009 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

At December 31, 2012 and 2011 the Company had warrants outstanding to purchase 4,236,083 and 5,725,227 shares of common stock, respectively, from the March 2011 offering. The fair value of these warrants on December 31, 2012 and 2011, was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2012	December 31, 2011
Risk-free interest rate	0.72%	0.60%
Expected life (in years)	3.21	4.21
Dividend yield	—	—
Volatility	94%	102%
Stock price	$4.21	$1.22

On March 16, 2011, the Company determined the fair value of the warrants to be $6.1 million and classified that amount of the net proceeds from the March 2011 offering to warrant liability. During the years ended December 31, 2012 and 2011, a change in the fair value of $17.1 million of non-cash expense and $1.9 million of non-cash income related to the March 2011 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of December 31, 2012 and 2011:

(in thousands)	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$8,014	$—	$—	$8,014
October 2009 warrants	11,963	—	—	11,963
March 2011 warrants	12,581	—	—	12,581

Total common stock warrants	$32,558	$—	$—	$32,558

(in thousands)	Fair Value as of December 31, 2011	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$1,292	$—	$—	$1,292
October 2009 warrants	3,738	—	—	3,738
March 2011 warrants	4,179	—	—	4,179

Total common stock warrants	$9,209	$—	$—	$9,209

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2010	$7,499
Issuance of common stock warrants related to March 2011 offering	6,068
Change in fair value of common stock warrants during 2011	(4,358)

Balance at December 31, 2011	$9,209
Exercise of common stock warrants during 2012	(27,867)
Change in fair value of common stock warrants during 2012	51,216

Balance at December 31, 2012	$32,558

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

NOTE 9—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2004 Equity Incentive Plan

The 2004 Equity Incentive Plan (“2004 Plan”),provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees and consultants. Options granted under the 2004 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years.

On March 1, 2010, the Board of Directors approved an addition of 202,401 shares for issuance under the 2004 Plan effective January 1, 2010. On March 1, 2010 the Board of Directors approved an addition of 2,250,000 shares for issuance under the 2004 Plan and on May 19, 2010 the stockholders of the Company approved the same addition of 2,250,000 shares for issuance under the 2004 Plan. The annual automatic increase to the authorized shares under the 2004 Plan was amended, effective January 1, 2011 to the lesser of:

•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;

•	1,250,000 shares;

•	an amount determined by the Board of Directors.

Activity under the 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Balances, December 31, 2009	143,505	935,660	$0.42–21.66	1.17
Additional shares reserved	2,452,401	—
Options granted	(1,849,500)	1,849,500	0.99–1.88	1.45
Options exercised	—	(20,000)	0.79–1.30	1.05
Options canceled	19,442	(19,442)	0.79–1.95	1.61

Balances, December 31, 2010	765,848	2,745,718	$0.42–3.18	$1.36
Additional shares reserved	1,250,000	—
Options granted	(1,196,500)	1,196,500	1.53–1.86	1.64
Options exercised	—	(11,603)	0.79–1.44	1.24
Options canceled	258,436	(258,436)	0.79–1.88	1.38

Balances, December 31, 2011	1,077,784	3,672,179	$0.42–3.18	$1.45
Additional shares reserved	1,250,000	—
Options granted	(1,844,000)	1,844,000	1.38–$7.75	6.24
Options exercised	—	(402,580)	0.79–$3.08	1.39
Options canceled	14,627	(14,627)	0.79–$6.18	4.25

Balances, December 31, 2012	498,411	5,098,972	$0.42–$7.75	$3.18

At December 31, 2012, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42 – 1.38	664,316	5.31	$1.12	619,876	$1.10
$1.44 – 1.44	1,397,189	7.37	1.44	889,657	1.44
$1.49 – 1.62	180,000	8.23	1.58	76,527	1.61
$1.64 – 1.64	962,095	8.41	1.64	378,651	1.64
$1.69 – 6.85	934,372	9.05	4.93	223,131	4.16
$7.00 – 7.75	961,000	9.34	7.28	127,496	7.22

$0.42 – 7.75	5,098,972	8.01	$3.18	2,315,388	$1.97

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 were $9.4 million and $5.8 million, respectively. As of December 31, 2012, the ending options vested and expected to vest was 5,050,008 and the aggregate intrinsic value of these options was $9.3 million. The weighted average remaining contractual life and weighted average exercise price of these options were 8 years and $3.16, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2012.

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 were $1.7 million, $6,000 and $15,000, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $0.6 million, $14,000 and $21,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “Purchase Plan”) contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2012, employees had purchased 150,677 shares of common stock under the Purchase Plan at an average price of $1.18. For the year ended December 31, 2011, employees had purchased 130,512 shares of common stock under the Purchase Plan at an average price of $1.03. At December 31, 2012, plan participants had $0.1 million withheld to purchase stock on February 14, 2013, which is included in accrued liabilities on the accompanying consolidated balance sheet. At December 31, 2012, 303,141 shares were authorized and available for issuance under the ESPP.

Stock-based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Under this guidance, stock-based compensation cost is based on the recognition of the grant date fair value estimated in accordance with the provisions of ASC 815 over the service period, which is generally the vesting period. In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized under ASC 718 in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 related to stock options and ESPP were $3.0 million, $1.0 million and $0.8 million, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
Employee Stock Options
Risk-free interest rate	1.12%	1.88%	2.35%
Expected life (in years)	5.99	5.98	5.99
Dividend yield	—	—	—
Volatility	105%	92%	85%
Weighted-average fair value of stock options granted	$5.09	$1.23	$1.05

Employee Stock Purchase Plan
Risk-free interest rate	0.21%	0.15%	0.40%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—
Volatility	111%	80%	88%
Weighted-average fair value of ESPP purchase rights	$3.46	$0.66	$0.80

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

Employee Stock-based Compensation Expense

Stock-based Compensation Expense As required by ASC 718 the Company recognized $2.8 million, $1.0 million and $0.8 million of stock-based compensation expense related to stock options granted and purchase rights granted under the Company’s stock option plans, for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $8.6 million before estimated forfeitures. This cost will be recorded as compensation expense ratably over the remaining weighted average requisite service period of approximately 2.6 years.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized ratably, as the stock options are earned. The Company issued options to non-employees, which generally vest ratably over the time period the Company expects to receive services from the non-employee. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by ASC 505-50 Equity-Based Payments to Non-Employees using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.93%	1.37%	1.94%
Expected life (in years)	10	5.15	5.00
Dividend yield	—	—	—
Expected volatility	101%	92%	85%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.2 million, $0.1 million and $37,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Total stock-based compensation expense was allocated to research and development and general and administrative as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense:
Research and development	$1,521	$471	$381
General and administrative	1,489	568	422

	$3,010	$1,039	$803

NOTE 10—INCOME TAXES

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2012	2011	2010
U.S. federal taxes (benefit) at statutory rate	$(24,186)	$(8,722)	$(6,353)
State federal income tax benefit	(1,160)	(1,995)	(1,593)
Unutilized (utilized) net operating losses	7,455	11,731	9,392
Stock-based compensation	288	223	224
Research and development credits	—	(885)	(732)
Tax assets not benefited	143	1,105	957
Nondeductible warrant expense	17,414	(1,482)	(1,756)
Other	46	25	(139)

Total	$0	$0	$0

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Capitalized start-up costs	$209	$238
Net operating loss carryforwards	44,769	37,889
Research and development credits	3,513	3,370
Deferred stock compensation	2,115	1,635
Other (accruals, reserves, depreciation)	958	592

Total deferred tax assets	51,564	43,724
Less: Valuation allowance	(51,564)	(43,724)

	$—	$—

At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $113 million and $110 million, respectively, available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2013, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

The net operating loss deferred tax asset balances as of December 31, 2012 includes $0.4 million of excess tax benefits from stock option exercises. Stockholders’ equity (deficit) will be credited if and when such excess tax benefits are ultimately realized.

At December 31, 2012, the Company had federal research and development tax credits of approximately $1.7 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $3.7 million, which have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $7.8 million, $11.6 million and by $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company adopted ASC Topic 740-10-50 “Accounting for Uncertainty of Income Taxes” (“ASC Topic 740-10-50”), on January 1, 2007. The Company does not believe that its unrecognized tax benefits will change over the next twelve months.

The following table summarizes the activity related to our gross unrecognized tax benefits:

(in thousands)	2012	2011
Gross unrecognized tax benefits at January 1,	$1,100	$1,100
Gross increases (decreases) related to prior year tax positions	—	—
Gross increases (decreases) related to current year tax positions	—	—
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Gross unrecognized tax benefits at December 31,	$1,100	$1,100

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) plan to provide a retirement savings program for the employees of the Company. The 401(k) plan is maintained for the exclusive purpose of benefiting the 401(k) plan participants. The 401(k) plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2012, the Company has not made any contributions to the 401(k) plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2012. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations. Net loss per common share, basic and diluted for the four quarters of each fiscal year, may not sum to the total for the fiscal year because of the different weighted average number of shares outstanding in each of the periods.

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$252	$1,797	$1,797	$2,021

Net income (loss)	$(115,533)	$17,001	$(991)	$28,388

Net income (loss) per common share
Basic	$(2.30)	$0.31	$(0.02)	$0.50

Diluted	$(2.30)	$(0.04)	$(0.06)	$(0.10)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$—	$—	$—	$62

Net loss	$(8,330)	$(7,923)	$(4,125)	$(5,275)

Net loss per common share
Basic	$(0.23)	$(0.16)	$(0.08)	$(0.11)

Diluted	$(0.23)	$(0.16)	$(0.08)	$(0.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Controller is appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance and Controller concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance and Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2012. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Threshold Pharmaceuticals, Inc.

We have audited Threshold Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Threshold Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Threshold Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Threshold Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012 of Threshold Pharmaceuticals, Inc. and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 7, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2012 and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the reports of Ernst & Young LLP and PricewaterhouseCoopers LLP are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K filed on March 13, 2009)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on November 4, 2010)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.1	Certificate of Designations of Rights, Powers and Preferences of Series A Participating Preferred Stock of Registrant (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on August 9, 2006)

4.2	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.3	Amended and Restated Investor Rights Agreement dated November 17, 2003 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.4	Form of Amendment No. 1 to Amended and Restated Investor Rights Agreement among the Registrant and certain parties to the Amended and Restated Investor Rights Agreement (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.5	Preferred Shares Rights Agreement, dated August 8, 2006, by and between Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on August 9, 2006)

4.6	Form of Rights Certificate (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on August 9, 2006)

EXHIBIT NUMBER	DESCRIPTION
4.7	Amendment to Rights Agreement dated July 10, 2008 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on July 14, 2008)

4.8	Second Amendment to Rights Agreement dated as of September 29, 2009 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 30, 2009)

4.9	Third Amendment to Rights Agreement dated as of March 11, 2011 between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 11, 2011)

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 14, 2008)

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 30, 2009)

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 11, 2011)

4.13	Form of Indenture (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 filed on June 10, 2011)

10.1+	2001 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.2+	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 15, 2012)

10.3+	Amended and Restated 2004 Employee Stock Purchase Plan (as amended and restated effective May 22, 2009) (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010)

10.4†	Agreement between the Registrant, Baxter International Inc. and Baxter Oncology GmbH, dated August 5, 2003 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.5+	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.6†	Development Agreement by and between the Registrant and MediBIC Co. Ltd., dated November 30, 2004 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004).

10.7	Letter Agreement amending Development Agreement by and between the Registrant and MediBIC Co. Ltd. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

10.8+	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to our Current Report on Form 8-K filed on May 24, 2005)

10.9	Form of Notice of Grant of Stock Options and Stock Option Agreement (incorporated by reference to Exhibit 10.25 to our Current Report on Form 8-K filed on March 17, 2006)

10.10+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007 (incorporated by reference to Exhibit 10.36 to our Current Report on Form 8-K filed on November 2, 2007)

EXHIBIT NUMBER	DESCRIPTION
10.11	Form of Securities Purchase Agreement dated July 9, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2008)

10.12+	Form of Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2012)

10.13+	Change of Control Severance Agreement by and between the Registrant and Tillman E. Pearce dated April 9, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 12, 2012)

10.14+	Change of Control Severance Agreement by and between the Registrant and Stewart M. Kroll dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 12, 2012)

10.15	Form of Securities Purchase Agreement dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2009)

10.16†	Exclusive License Agreement dated October 14, 2009 (effective October 5, 2009) by and between the Registrant and Eleison Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 8, 2010)

10.17†	License and Co-Development Agreement between the Registrant and Merck KGaA, dated February 2, 2012 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 6, 2012)

10.18	At Market Issuance Sales Agreement by and between the Registrant and McNicoll, Lewis & Vlak LLC dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2010)

10.19	First Amendment to the At Market Issuance Sales Agreement by and between the Registrant and MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC dated January 20, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012)

10.20	Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 3, 2011)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT NUMBER	DESCRIPTION

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

**	This information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

March 7, 2013	By:	/s/ HAROLD E. SELICK, PH.D.
Harold E. Selick, Ph.D. Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D. Harold E. Selick, Ph.D.	Chief Executive Officer (principal executive officer)	March 7, 2013

/s/ JOEL A. FERNANDES Joel A. Fernandes	Vice President, Finance and Controller (principal financial and accounting officer)	March 7, 2013

/s/ JEFFREY W. BIRD, M.D., PH.D. Jeffrey W. Bird, M.D., Ph.D.	Director	March 7, 2013

/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 7, 2013

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 7, 2013

/s/ WILFRED E. JAEGER, M.D. Wilfred E. Jaeger, M.D.	Director	March 7, 2013

/s/ GEORGE G. C. PARKER, PH.D. George G. C. Parker, Ph.D.	Director	March 7, 2013

/s/ DAVID R. PARKINSON, M.D. David R. Parkinson, M.D.	Director	March 7, 2013