Form 10-Q
period 2013-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2013-05-02
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 26, 2013, there were 56,548,109 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2013

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2013	December 31, 2012 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,355	$11,029
Marketable securities	83,883	59,819
Collaboration receivable	6,653	15,635
Prepaid expenses and other current assets	1,162	1,167

Total current assets	112,053	87,650
Property and equipment, net	760	812
Other assets	1,059	1,059

Total assets	$113,872	$89,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,354	$908
Accrued clinical and development expenses	5,624	5,750
Accrued liabilities	3,090	2,257
Deferred revenue, current	12,722	8,536

Total current liabilities	23,790	17,451
Warrant liability	35,646	32,558
Deferred revenue, non-current	75,989	53,097
Deferred rent	262	268

Total liabilities	135,687	103,374
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 56,546,609 shares at March 31, 2013 and 56,431,207 shares at December 31, 2012	56	56
Additional paid-in capital	310,600	309,343
Accumulated other comprehensive gain (loss)	6	11
Accumulated deficit	(332,477)	(323,263)

Total stockholders’ equity (deficit)	(21, 815)	(13,853)

Total liabilities and stockholders’ equity (deficit)	$113,872	$89,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$2,922	$252

Operating expenses:
Research and development	6,468	5,687
General and administrative	2,515	1,708

Total operating expenses	8,983	7,395

Loss from operations	(6,061)	(7,143)
Interest income (expense), net	36	1
Other income (expense), net	(3,116)	(108,391)

Loss before provision for income taxes	(9,141)	(115,533)
Provision for income taxes	73	—

Net loss	(9,214)	(115,533)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for sale securities	(5)	2

Comprehensive loss	$(9,219)	$(115,531)

Net loss per common share:
Basic	$(0.16)	$(2.30)
Diluted	$(0.16)	$(2.30)
Weighted average number of shares used in per common share calculations:
Basic	56,486	50,326
Diluted	56,486	50,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,214)	$(115,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	316	23
Stock-based compensation expense	1,053	398
Change in common stock warrant value	3,116	108,391
Changes in operating assets and liabilities:
Collaboration receivable	8,982	(37,540)
Prepaid expenses and other assets	5	(223)
Accounts payable	1,446	(1,082)
Accrued clinical and development expenses	(126)	238
Accrued liabilities	833	279
Deferred rent	(5)	109
Deferred revenue	27,078	57,248

Net cash provided by operating activities	33,484	12,308

Cash flows from investing activities:
Acquisition of property and equipment	(14)	(34)
Acquisition of marketable securities	(46,407)	(17,940)
Proceeds from maturities of marketable securities	22,088	8,492

Net cash used in investing activities	(24,333)	(9,482)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	175	17,227

Net cash provided by financing activities	175	17,227

Net increase in cash and cash equivalents	9,326	20,053
Cash and cash equivalents, beginning of period	11,029	5,882

Cash and cash equivalents, end of period	$20,355	$25,935

Supplemental schedule of non-cash investing and financing activities
Change in unrealized gain (loss) on marketable securities	$(5)	$2

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2013.

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

The Company’s revenues are related to its collaboration arrangement with Merck KGaA, which was entered in February 2012. The collaboration with Merck KGaA provides for various types of payments to the Company, including non-refundable upfront license, milestone and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company will also receive reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement is reflected as a reduction of operating expenses and not as revenue.

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The deliverables under the Merck KGaA agreement have been determined to be a single unit of accounting and as such the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which is the product development period. The Company determines the estimated performance period and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

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

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(9,214)	$(115,533)

Denominator:
Weighted average common shares outstanding	56,486	50,326

Net loss per share
Basic	$(0.16)	$(2.30)
Diluted	$(0.16)	$(2.30)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2013	2012
Shares issuable upon exercise of warrants	11,573	13,648
Shares issuable upon exercise of stock options	6,481	3,828
Shares issuable related to the ESPP	48	42

NOTE 3 — COLLABORATION ARRANGEMENTS

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck KGaA will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. The Company received an upfront payment of $25 million. To date the Company has also received $72.5 million in milestone payments, including $42.5 million received during the three months ended March 31, 2013. The milestones received to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement or performed primarily by Merck KGaA. The Company is eligible to receive additional potential milestone payments of up to $112.5 million in regulatory and development milestones, including $12.5 million in 2013, and $340 million in commercialization milestones.

In the United States, the Company will have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. The Company and Merck KGaA are jointly developing TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development expenses for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, Threshold retains the option to co-promote TH-302 in the United States. Additionally, the Company retains the option to co-commercialize TH-302, upon the achievement of certain sales and regulatory milestones, allowing the Company to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales in these territories. The agreement will continue on a country-by-country basis until the later of the last to expire patent covering TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck KGaA has the right to terminate the agreement after the achievement of certain milestones, and each party has the right to terminate the agreement following an uncured material breach by the other party.

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded the $97.5 million of upfront payment and milestones received as deferred revenue, including a $30 million milestone payment achieved and received during the three months ended March 31, 2013, and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $2.9 million and $0.3 million of revenue during the three months ended March 31, 2013 and 2012, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned $3.5 million and $1.1 million reimbursement for eligible worldwide development expenses for TH-302 from Merck KGaA during the three months ended March 31, 2013 and 2012, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses.

Of the remaining potential future milestones, $112.5 million are related to regulatory and development milestones and $340 million are related to commercialization milestones that may be received under the Merck KGaA Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Development milestones include primarily the initiation of various phases of clinical trials. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory and development milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement of the value of the delivered rights and license of TH-302 and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory and development milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck KGaA agreement, Merck KGaA will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. The Company would account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

NOTE 4— STOCKHOLDERS’ EQUITY

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

At March 31, 2013 and December 31, 2012, the Company had warrants outstanding to purchase 3,049,007 and 3,058,811 shares of common stock, respectively, from the August 2008 offering. The fair value of these warrants on March 31, 2013 and December 31, 2012 was determined using a Black-Scholes valuation model with the following level 3 inputs:

	March 31, 2013	December 31, 2012
Risk-free interest rate	0.11%	0.16%
Expected life (in years)	0.41	0.66
Dividend yield	—	—
Volatility	66%	118%
Stock price	$4.61	$4.21

During the three months ended March 31, 2013, the change in fair value of $0.4 million related to the August 2008 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At March 31, 2013 and December 31 2012, the Company had warrants outstanding to purchase 4,287,940 shares of common stock, respectively from the October 2009 offering. The fair value of these warrants on March 31, 2013 and December 31, 2012 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2013	December 31, 2012
Risk-free interest rate	0.25%	0.25%
Expected life (in years)	1.52	1.76
Dividend yield	—	—
Volatility	103%	98%
Stock price	$4.61	$4.21

During the three months March 31, 2013 the change in fair value of $1.4 million related to the October 2009 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At March 31, 2013 and December 31, 2012, the Company had warrants outstanding to purchase 4,236,083 shares of common stock, respectively from the March 2011 offering. The fair value of these warrants on March 31, 2013 and December 31, 2012 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2013	December 31, 2012
Risk-free interest rate	0.36%	0.72%
Expected life (in years)	2.96	3.21
Dividend yield	—	—
Volatility	95%	94%
Stock price	$4.61	$4.21

During the three months ended March 31, 2013, the change in fair value of $1.3 million related to the March 2011 warrants was recorded as other expense in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of March 31, 2013 and December 31, 2012:

(in thousands)	Fair Value as of March 31, 2013	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$8,415	$—	$—	$8,415
October 2009 warrants	13,379	—	—	13,379
March 2011 warrants	13,852	—	—	13,852

Total common stock warrants	$35,646	$—	$—	$35,646

(in thousands)	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$8,014	$—	$—	$8,014
October 2009 warrants	11,963	—	—	11,963
March 2011 warrants	12,581	—	—	12,581

Total common stock warrants	$32,558	$—	$—	$32,558

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2012	$32,558
Change in fair value of common stock warrants during three months ended March 31, 2013	3,116
Exercise of warrants during three months ended March 31, 2013	(28)

Balance at March 31, 2013	$35,646

NOTE 5— STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and ESPP, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$534	$240
General and administrative	519	158

	$1,053	$398

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Employee Stock Options:
Risk-free interest rate	1.15%	1.16%
Expected term (in years)	6.02	6.08
Dividend yield	—	—
Volatility	101%	105%
Weighted-average fair value of stock options granted	$4.01	$2.52

	Three Months Ended March 31,
	2013	2012
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.20%	0.20%
Expected term (in years)	1.25	1.25
Dividend yield	—	—
Volatility	92%	111%
Weighted-average fair value of stock options granted	$2.44	$2.04

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.0 million and $0.3 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s stock option plans and ESPP, for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $13.2 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.9 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $35,000 and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Equity Incentive Plans

2004 Equity Incentive Plan On January 1, 2013, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan. At March 31, 2013, 341,369 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,098,972	$3.18	—	—
Granted	1,448,500	$5.05	—	—
Exercised	(25,423)	$1.29	—	—
Forfeitures	(41,458)	$7.69	—	—

Outstanding at March 31, 2013	6,480,591	$3.58	8.26	$10,700,852

Vested and expected to vest March 31, 2013	6,396,070	$3.56	8.24	$10,668,639
Exercisable at March 31, 2013	2,634,337	$2.15	7.10	$7,190,145

The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 were $0.1 million and $0.4 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $33,000 and $0.2 million for each of the three months ended March 31, 2013 and 2012, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2013, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the three months ended March 31, 2013, plan participants had purchased 80,175 shares at an average purchase price of $1.55. At March 31, 2013, plan participants had $0.1 million withheld to purchase stock on August 14, 2013, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2013, 322,966 shares were authorized and available for issuance under the ESPP.

NOTE 6— FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value as of March 31, 2013	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$9,345	$9,345	$—	$—
Certificates of deposit	2,125	—	2,125	—
Corporate debt securities	42,978	—	42,978	—
U.S. Government securities	35,664	—	35,664	—
Commercial paper	13,990	—	13,990	—

Total cash equivalents and marketable securities	$104,102	$9,345	$94,757	$—

	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,886	$5,886	$—	$—
Certificates of deposit	1,185	—	1,185	—
Corporate debt securities	20,242	—	20,242	—
Government securities	27,899	—	27,899	—
Commercial paper	15,613	—	15,613	—

Total cash equivalents and marketable securities	$70,825	$5,886	$64,939	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2013 and December 31, 2012:

As of March 31, 2013 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$9,345	$—	$—	$9,345
Certificates of deposit	2,125	—	—	2,125
Corporate debt securities	42,982	8	(12)	42,978
U.S. Government securities	35,654	11	(1)	35,664
Commercial paper	13,990	—	—	13,990

	104,096	19	(13)	104,102
Less cash equivalents	(20,218)	(1)	—	(20,219)

Total marketable securities	$83,878	$18	$(13)	$83,883

As of December 31, 2012 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,886	$—	$—	$5,886
Certificates of deposit	1,185	—	—	1,185
Corporate debt securities	20,237	6	(1)	20,242
Government securities	27,893	12	(6)	27,899
Commercial paper	15,613	—	—	15,613

	70,814	18	(7)	70,825
Less cash equivalents	(11,006)	—	—	(11,006)

Total marketable securities	$59,808	$18	$(7)	$59,819

There were no realized gains or losses in the three months ended March 31, 2013 and 2012.

As of March 31, 2013, weighted average days to maturity for the Company’s available for sale securities was 184 days, with the longest maturity being March 2015.

The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2013 (in thousands):

As of March 31, 2013 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Government securities	$6,653	$(1)
Corporate debt securities	20,116	(12)

Total marketable securities	$26,769	$(13)

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

Years Ending December 31,
2013	$468
2014	641
2015	663
2016	691
2017	235

Total	$2,698

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the clinical development of TH-302 and its expected uses and benefits;

•	anticipated developmental events for TH-302, including anticipated completion of clinical trials;

•	anticipated milestone payments from Merck KGaA;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights;

•	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities;

•	anticipated expenses, including clinical trial, research and development and personnel costs;

•	estimates of future performance, capital requirements and needs for financing;

•	clinical development of [18-F]-HX4 and its expected uses and benefits; and

•	anticipated future expenses related to the development of [18F]-HX4.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the “Risk Factors” section in Part II of this quarterly report on Form 10-Q. Forward-looking statements reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking statements. You should also review carefully the cautionary statements and risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our other filings with the SEC, including our Forms 10-Q and 8-K and our Annual Report to Shareholders.

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

TH-302 was discovered by our scientists based on our hypoxia-targeted therapeutics technology. Hypoxia, or abnormally low oxygen concentration, is a common feature of the tumor microenvironment in most solid tumors and in the bone marrow of patients with some hematological malignancies (also known as blood cancers, for example, leukemias and multiple myeloma). Tumor hypoxia is associated with the development of resistance to traditional anticancer treatments, including chemotherapy and radiotherapy, enhanced metastatic potential, and ultimately treatment failure. Normal healthy tissues, in contrast, are well oxygenated and typically are not hypoxic. As a prodrug, TH-302 is designed to remain essentially inactive in normal tissues, but to activate under conditions of tumor hypoxia. Upon activation, TH-302 releases bromo isophosphoramide mustard (Br-IPM), a potent cytotoxin that kills cells by causing DNA to crosslink.

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

The most advanced clinical study of TH-302 is a pivotal Phase 3 trial of TH-302 plus doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma (the “406 trial”); enrollment in the 406 study is currently expected to be completed around the end of 2013. In January 2013, we announced that our partner Merck KGaA, through its division Merck Serono, initiated the global Phase 3 MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. This was based on our previously reported top-line results from the randomized and controlled Phase 2 trial of TH-302 plus gemcitabine in patients with pancreatic cancer (404 trial). The “407 trial” in patients with advanced leukemias continues to enroll patients with the current objective of evaluating a second dosing regimen of TH-302 in which TH-302 is administered as a continuous infusion over a 5-day period. The “408 trial” in patients with relapsed/refractory multiple myeloma continues to enroll patients in the first part of the study with the objective of determining the maximum tolerated dose of TH-302 in combination with dexamethasone. TH-302 is the subject of four clinical trials investigating the combination of TH-302 with antiangiogenic therapies in a variety of tumor types. Threshold is the sponsor of a Phase 1 dose-escalation study of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma, gastrointestinal stromal tumors, and pancreatic neuroendocrine tumors. Investigator sponsored trials of TH-302 administered in combination with antiangiogenics include: a Phase 1/2 randomized study of TH-302 in combination with bevacizumab in recurrent high grade astrocytoma following bevacizumab; a Phase 1 dose-escalation study of TH-302 in combination with pazopanib in advanced solid tumors; and a Phase 1/2 study of TH-302 in combination with sorafenib in advanced renal cell carcinoma and advanced hepatocellular carcinoma. All four antiangiogenic combination studies are enrolling patients.

We are working to broaden the applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia-targeted therapeutics that will selectively target cancer cells. We also seek to improve our capability of identifying patients who may be most likely to respond to our hypoxia-targeted therapeutics. In March 2013, we announced the acquisition of [18F]-HX4 [flortanidazole (18F)] from Siemens Healthcare. [18F]-HX4 is an investigational radiolabeled hypoxia Positron Emission Tomography (PET) tracer developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. We initially intend to develop [18F]-HX4 to determine a patient’s tumor hypoxia profile, which may identify patients who will best respond to our hypoxia-targeted therapeutics. We do not expect the acquisition of, or development activities related to, [18F]-HX4 to have a material impact on our results of operations in 2013.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of March 31, 2013 and December 31, 2012, we had cash, cash equivalents and marketable securities of $104.2 million and $70.8 million, respectively.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total TH-302 development expenses are expected to increase in 2013 compared to 2012 due to the continued execution of existing clinical trials and beginning of new clinical trials. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. We recognized a total of $2.9 million and $0.3 million of revenue in the three months ended March 31, 2013 and 2012, respectively. The revenue recognized in both periods was related to the amortization of upfront and milestone payments earned from our collaboration with Merck KGaA, of which $97.5 million and $57.5 million was being amortized at the end of March 31, 2013 and 2012, respectively. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration.

We expect revenue to increase in 2013 compared to 2012 due to the full year amortization of milestone payments earned in 2012 as well amortization of additional milestone payments we received during the three months ended March 31, 2013 and expect to potentially receive during the remainder of 2013 from our collaboration with Merck KGaA.

Research and Development. Research and development expenses were $6.5 million for the three months ended March 31, 2013 compared to $5.7 million for the three months ended March 31, 2012. The $0.8 million increase in expenses is due primarily to $2.0 million increase in clinical development expenses and an increase of $1.1 million in consulting and employee related expenses, partially offset by a $2.3 million increase in reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302

Research and development expenses by project (in thousands)	Three months ended March 31,
	2013	2012
TH-302	$5,446	$4,740
Discovery research	1,022	947

Total research and development expenses	$6,468	$5,687

Research and development expenses associated with our internally discovered compound TH-302 were $5.5 million for the three months ended March 31, 2013 and $4.7 million for the three months ended March 31, 2012. TH-302 continues to progress through the 406 trial, the MAESTRO trial, the 404 trial and the 408 trial.

Discovery research and development expenses were $1.0 million for the three months ended March 31, 2013 compared to $0.9 million for the three months ended March 31, 2013. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

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

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA as well as on our own and continue our discovery efforts. Research and development expenses, including reimbursements of Merck KGaA’s 70% share of development expenses, are expected to increase in 2013 compared to 2012 due to the continued execution of existing clinical trials and the start of new clinical trials.

General and Administrative. General and administrative expenses were $2.5 million for the three months ended March 31, 2013, compared to $1.7 million for the three months ended March 31, 2012. The $0.8 million increase in expenses is due primarily to an increase in employee related expenses to support our ongoing collaboration with Merck KGaA. We currently expect our general and administrative expenses to increase in 2013 compared to 2012 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing development of TH-302.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended March 31, 2013 was $36,000 of interest income compared to $1,000 of interest income for the same period in 2012.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2013 was non-cash expense of $3.1 million compared to non-cash expense of $108.4 million, for the three months ended March 31, 2012. The decrease in non-cash expense was due to a smaller increase in the fair value of outstanding warrants to purchase common stock during the three months ended March 31, 2013 compared to the same period in 2012, due to a smaller increase in the underlying stock price, and to a lesser extent a decrease in the number of warrants outstanding. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of comprehensive loss.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. To date we have received $97.5 million in upfront and milestone payments from our collaboration with Merck KGAA. We could receive an additional $12.5 million in potential milestone payments in 2013. We had cash, cash equivalents and marketable securities of $104.2 million and $70.8 million at March 31, 2013 and December 31, 2012, respectively, available to fund operations.

Net cash provided by operating activities for the three months ended March 31, 2013 and 2012, was $33.5 million compared to $12.3 million, respectively. The increase of $21.5 million in cash provided by operations was primarily attributable to $42.5 million of cash received related to milestone payments from the Merck KGaA collaboration during the three months ended March 31, 2013 compared to $21 million of cash received related to a partial upfront payment from the Merck KGaA collaboration.

Net cash used in investing activities for the three months ended March 31, 2013 was $24.3 million compared with net cash used in investing activities of $9.5 million for the three months ended March 31, 2012. The $14.8 million increase in cash used by investing activities was due primarily to the excess of proceeds used in the purchase of marketable securities over proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $0.2 million and $17.2 million, respectively. The $17 million decrease in cash provided by financing activities was primarily due to the approximately $12.3 million received during first quarter of 2012 primarily as a result of our issuance of common stock under our at the market sales facility and $4.6 million from the exercise of warrants to purchase shares of common stock during the first quarter of 2012.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2013, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with Securities and Exchange Commission (“SEC”) on March 7, 2013.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on March 7, 2013.

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

Based on their evaluation as of March 31, 2013, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2013 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302. The results of ongoing Phase 3 trials of TH-302 will have a significant impact on the value of our common stock.

We have focused our development activities on TH-302, and we do not presently have other compounds in clinical development. The failure of TH-302 to achieve successful clinical trial endpoints, delays in clinical development of TH-302, unanticipated adverse side effects related to TH-302 or any other adverse developments or information related to TH-302 would significantly harm our business and the value of our common stock. TH-302 is currently the subject of two Phase 3 trials, the “406 trial” in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the MAESTRO study of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. There is no guarantee that the results of the either Phase 3 clinical trial will be positive. Negative or inconclusive results of a Phase 3 clinical trial could cause the FDA to require that we repeat it or conduct additional clinical trials. Even if we believe that the data from required Phase 3 clinical trials is positive, the FDA could require additional trials before approving TH-302 for marketing.

Although we obtained a special protocol assessment for our registrational trial of TH-302 in combination with doxorubicin versus doxorubicin alone in patients with for soft tissue sarcoma and Merck has obtained a special protocol assessment for the registrational trial of TH-302 in combination with gemcitabine for the treatment of previously untreated locally advanced unresectable or metastatic pancreatic cancer, a special protocol assessment does not guarantee any particular outcome from regulatory review, including any regulatory approval.

We have obtained an agreement with the Food and Drug Administration, or FDA, following a special protocol assessment, or SPA, for the registration trial of TH-302 in combination with doxorubicin for the treatment of previously untreated locally advanced unresectable or metastatic soft tissue sarcoma. Merck has also obtained an SPA for the registration trial of TH-302 in combination with gemcitabine for the treatment of previously untreated locally advanced unresectable or metastatic pancreatic cancer. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Even if we believe that the data from a clinical trial are supportive, a SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of a SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of a SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override a SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid.

Additionally, a SPA may be changed only with written agreement of the FDA and sponsor, and any further changes we may propose to the protocol will remain subject to the FDA’s approval. The FDA may not agree to any such amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with a SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval.

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

Our success in developing, manufacturing and commercializing TH-302 will depend on our relationship with Merck KGaA. On February 3, 2012, we entered into a global license and co-development agreement with Merck KGaA to co-develop and commercialize TH-302. In the United States, we have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. Threshold and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued, with Merck KGaA having primary responsibility. Threshold has rights to co-promote TH-302 in the United States, which it can exercise by giving notice during specified periods, and has the right to co-commercialize TH-302 if certain development or sales milestones are achieved.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Merck KGaA, including:

•	our ability, together with Merck KGaA, to achieve developmental and commercial milestones that will trigger payments to Threshold under the agreement;

•	our ability to fund thirty percent (30%) of the global development expenses of TH-302;

•	decisions by Merck KGaA regarding the amount and timing of resource expenditures for the development and commercialization of TH-302;

•	possible disagreements with Merck KGaA as to development plans, clinical trials, regulatory marketing or sales;

•	our need to develop a sales force to co-promote or co-commercialize TH-302 in the United States if we chose to do so, or our reliance on Merck KGaA to promote TH-302 in the United States;

•	our inability to co-promote or co-commercialize TH-302 in any country outside the United States, which makes us solely dependent on Merck KGaA to promote and commercialize TH-302 in foreign countries;

•

Merck KGaA’s right to terminate the collaboration agreement on limited notice after the attainment of certain milestones or in certain circumstances involving our insolvency or material breach of the agreement;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•

adverse regulatory or legal action against Merck KGaA resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of TH-302, including federal and state reporting requirements;

•	changes in key management personnel at Merck KGaA, including Merck KGaA’s representatives on the joint steering committee or other committees that are administering the agreement; and

•	possible disagreements with Merck KGaA regarding interpretation or enforcement of the agreement.

We have limited ability to direct Merck KGaA in its development of TH-302 and we may be unable to obtain any remedy against Merck KGaA if they fail to do so, or do so in a manner that we think is inadequate. Merck KGaA may not have sufficient expertise to develop, promote or obtain reimbursement for oncology products in the United States and may fail to devote appropriate resources to this task. Merck KGaA’s development plans may be slower than or different from our plans were, when we were developing TH-302 on our own, leading to changes and delays in development and in the achievement of milestones that would impact payments to us under our agreement with Merck KGaA. In addition, Merck KGaA may establish a sales and marketing infrastructure for TH-302 that is not appropriate for the sales opportunity or establish this infrastructure too early or late in view of the ultimate timing of potential regulatory approvals. We are at risk with respect to the success or failure of Merck KGaA’s development and commercial decisions related to TH-302 as well as the extent to which Merck KGaA succeeds in the execution of its strategy. Merck KGaA’s development of other products may affect its incentives to develop and commercialize TH-302 and cause it to take actions that may be different from those we would take.

Under the terms of the agreement, we and Merck KGaA must agree on the development plan for TH-302. If we and Merck KGaA cannot agree, clinical trial progress could be significantly delayed. Further, if we cease funding development of TH-302 under the collaboration agreement, then we will be entitled to receive a royalty, but will lose our right to co-commercialize TH-302 and share in profits.

Merck KGaA has the right to terminate the agreement after certain milestones have been met on ninety (90) days prior written notice, or following our uncured material breach. If Merck KGaA terminates the agreement, then we shall become responsible for the costs of development and commercialization of TH-302, and there can be no assurance we would be able to do so, or to find another collaborator for the continued development and commercialization of TH-302.

If we are unable to maintain our collaborative relationship with Merck KGaA, we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing TH-302.

Disputes with Merck KGaA may delay or prevent us from further developing, manufacturing or commercializingTH-302, and could lead to litigation against Merck KGaA, which could be time consuming and expensive.

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

The formulation of TH-302 that we are using in our clinical trials was recently changed to address issues with a prior formulation that was subject to storage and handling requirements that were not be suitable for a commercial product. The new formulation of TH-302 may be suitable for a commercial product, but additional data will be required to verify this. There can be no assurance that it will be. If we are not able to develop a commercial formulation, we may delay registration of TH-302.

Orphan drug exclusivity affords us limited protection, and if another party obtains orphan drug exclusivity for the drugs and indications we are targeting, we may be precluded from commercializing our product candidates in those indications.

We have received Orphan Drug designation for TH-302 for the treatment of soft tissue sarcoma in the United States and the European Union. Under the Orphan Drug Act in the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. In the EU, orphan drug designation is provided for a drug that is intended to diagnose, prevent or treat a life-threatening or chronically debilitating condition which affects no more than 5 in 10,000 individuals in the EU (approximately 245,000 individuals) and for which no satisfactory method of diagnosis, prevention or treatment of the condition already exists, or if such method does exist, that the orphan product must be of significant benefit to the patient population over existing products. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years in the US and 10 years for the 27 member states in the EU. The orphan drug designation also allows a reduction in select regulatory fees. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

Orphan drug exclusivity may not prevent other market entrants. A different drug, or, under limited circumstances, the same drug may be approved by the FDA for the same orphan indication. The limited circumstances include an inability to supply the drug in sufficient quantities or where a new formulation of the drug has shown superior safety or efficacy. As a result, if TH-302 were approved for soft tissue sarcoma, other drugs could still be approved for use in treating the same indication covered by our product, which could create a more competitive market for us.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2013, we had an operating loss of $6.1 million and a net loss of $9.2 million, including $3.1 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through March 31, 2013 was $332.5 million. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

As of March 31, 2013, we had 52 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Under our license and co-development agreement with Merck KGaA, we are dependent on Merck KGaA for clinical and commercial supply of TH-302, except for clinical trials for United States approval of TH-302 for soft tissue sarcoma and for any other clinical trials for which we are responsible. In the latter case, we can obtain clinical supply directly from existing or new suppliers. Neither we nor Merck KGaA, have entered into any long term manufacturing or supply agreement for TH-302 or for any of our other product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

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

Merck KGaA will need to enter into additional agreements for additional supplies of TH-302 to complete clinical development and/or commercialize it or develop such capability itself. We cannot be certain that Merck KGaA can do so on favorable terms, if at all. The products will need to satisfy all current good manufacturing practice, or cGMP, regulations, including passing specifications. Merck KGaA’s inability to satisfy these requirements could delay our clinical programs.

If TH-302 or any of our other product candidates is approved by the FDA or other regulatory agencies for commercial sale, we or Merck KGaA as applicable, will need to have it manufactured in commercial quantities. It may not be possible to increase the manufacturing capacity for TH-302 or any of our other product candidates in a timely or economic manner successfully or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory agencies must review and approve. If Merck KGaA with respect to TH-302, or we with respect to our other product candidates, are unable to successfully increase the manufacturing capacity for such product candidate, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply which could limit sales.

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

Risks Related to Our Intellectual Property

Hypoxia- targeted prodrug technology is not a platform technology broadly protected by patents, and others may be able to develop competitive drugs using this approach.

Although we have US and foreign issued patents that cover certain hypoxia-targeted prodrugs, including TH-302, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia-targeted prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia-targeted prodrug product candidates.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including Sanofi, AstraZeneca PLC, Genentech (a member of the Roche Group), Bayer Corporation, Celgene Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidate for pancreatic cancer will compete with Gemzar®, marketed by Eli Lilly and Company, Tarceva®, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. Several drugs marketed for different indications, such as Camptosar ® , marketed by Pfizer, Inc. and Bristol-Myers Squibb Company, Taxotere ® , marketed by Sanofi, DTIC-Dome ® , marketed by Bayer Pharmaceuticals Corporation, Xeloda ® , marketed by Hoffmann-LaRoche, Inc., Avastin ® , marketed by Genentech (a member of the Roche Group), Nexavar ® , marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ® , marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non-small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. Celgene Corporation has conducted clinical trials of Abraxane ® as a combination therapy for first-line treatment of pancreatic cancer and plans to file for registration in the US, Europe and other markets based on results of a Phase 3 clinical trial in patients with metastatic pancreatic cancer.

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

On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. In addition, on August 29, 2008, we issued warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. As of March 31, 2013, warrants to purchase 1,489,144 shares of common stock issued in March 2011, warrants to purchase 3,041,879 shares of common stock issued in October 2009 and warrants to purchase 539,214 shares of common stock issued in August 2008 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010 as amended), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

The price of our common stock has been and may continue to be volatile.

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our clinical trials;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	our or Merck KGaA’s failure to meet milestones that would have given rise to payments under our agreement with Merck KGaA;

•	announcements by Merck KGaA related to the development of TH-302 or announcements related to our agreement with Merck KGaA;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of clinical trial results by us or our competitors;

•	announcements of technological innovations, patents or new products by us or our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock; and

•	loss of any of our key scientific or management personnel.

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

Threshold Pharmaceuticals, Inc.

Date: May 2, 2013	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2013	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.