Form 10-Q
period 2013-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2013-08-01
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

On July 26, 2013, there were 58,083,154 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2013

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2013	December 31, 2012 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,413	$11,029
Marketable securities	93,799	59,819
Collaboration receivable	2,548	15,635
Prepaid expenses and other current assets	1,913	1,167

Total current assets	102,673	87,650
Property and equipment, net	773	812
Other assets	1,059	1,059

Total assets	$104,505	$89,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$884	$908
Accrued clinical and development expenses	7,019	5,750
Accrued liabilities	2,041	2,257
Deferred revenue, current	12,722	8,536

Total current liabilities	22,666	17,451
Warrant liability	33,983	32,558
Deferred revenue, non-current	72,809	53,097
Deferred rent	257	268

Total liabilities	129,715	103,374
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 57,992,097 shares at June 30, 2013 and 56,431,207 shares at December 31, 2012	58	56
Additional paid-in capital	320,024	309,343
Accumulated other comprehensive gain (loss)	(27)	11
Accumulated deficit	(345,265)	(323,263)

Total stockholders’ equity (deficit)	(25,210)	(13,853)

Total liabilities and stockholders’ equity (deficit)	$104,505	$89,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$3,180	$1,797	$6,102	$2,049

Operating expenses:
Research and development	7,983	2,897	14,451	8,584
General and administrative	2,166	1,780	4,681	3,488

Total operating expenses	10,149	4,677	19,132	12,072

Loss from operations	(6,969)	(2,880)	(13,030)	(10,023)
Interest income (expense), net	34	29	70	30
Other income (expense)	(5,822)	19,852	(8,938)	(88,539)

Income (loss) before provision for income taxes	(12,757)	17,001	(21,898)	(98,532)
Provision for income taxes	31	—	104	—

Net income (loss)	(12,788)	17,001	(22,002)	(98,532)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(33)	(14)	(38)	(12)

Comprehensive income (loss)	$(12,821)	$16,987	$(22,040)	$(98,544)

Net income (loss) per common share:
Basic	$(0.22)	$0.31	$(0.39)	$(1.88)

Diluted	$(0.22)	$(0.04)	$(0.39)	$(1.88)

Weighted average number of shares used in per common share calculations:
Basic	57,037	54,549	56,763	52,435
Diluted	57,037	63,494	56,763	52,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(22,002)	$(98,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	664	331
Stock-based compensation expense	2,325	1,143
Change in common stock warrant value	8,938	88,539
Changes in operating assets and liabilities:
Collaboration receivable	13,087	(16,412)
Prepaid expenses and other assets	(746)	(1,108)
Accounts payable	(24)	(1,394)
Accrued clinical and development expenses	1,269	(664)
Accrued liabilities	(216)	(300)
Deferred rent	(11)	121
Deferred revenue	23,898	55,451

Net cash provided by operating activities	27,182	27,175

Cash flows from investing activities:
Acquisition of property and equipment	(97)	(228)
Acquisition of marketable securities	(74,904)	(60,577)
Proceeds from maturities of marketable securities	40,358	16,502

Net cash used in investing activities	(34,643)	(44,303)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	845	19,553

Net cash provided by financing activities	845	19,553

Net increase (decrease) in cash and cash equivalents	(6,616)	2,425
Cash and cash equivalents, beginning of period	11,029	5,882

Cash and cash equivalents, end of period	$4,413	$8,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. is a biotechnology company focused on the discovery and development of drugs targeting tumor hypoxia, the low oxygen condition found in microenvironments of most solid tumors as well as the bone marrows of some hematologic malignancies. The Company was incorporated in the State of Delaware on October 17, 2001. In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom for purposes of conducting clinical trials in Europe. There is currently no financial activity related to this entity. Threshold operates in one business segment.

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

NOTE 2 — NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) - basic	$(12,788)	$17,001	$(22,002)	$(98,532)
Less: noncash income from change in fair value of common stock warrants	—	(19,852)	—	—

Net loss - diluted	(12,788)	(2,851)	(22,002)	(98,532)

Denominator:
Weighted average common shares outstanding	57,037	54,549	56,763	52,435
Dilutive effect of warrants	—	8,945	—	—

Weighted-average common shares outstanding and potential dilutive common shares - diluted	57,037	63,494	56,763	52,435

Net income (loss) per share
Basic	$(0.22)	$0.31	$(0.39)	$(1.88)

Diluted	$(0.22)	$(0.04)	$(0.39)	$(1.88)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect. The amounts disclosed below are prior to the application of the treasury stock method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares issuable upon exercise of warrants	9,634	—	9,634	12,615
Shares issuable upon exercise of stock options	6,570	5,072	6,570	5,072
Shares issuable related to the ESPP	85	79	85	79

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

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded the $97.5 million of upfront payment and milestones received as deferred revenue, including a $30 million milestone payment achieved and received during the three months ended March 31, 2013, and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $3.2 million and $6.1 million of revenue during the three and six months ended June 30, 2013, respectively, compared to $1.8 and $2.0 million for the three and six months ended June 30, 2012, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned $2.5 million and $6.1 million reimbursement for eligible worldwide development expenses for TH-302 from Merck KGaA during the three and six months ended June 30, 2013, respectively compared to $3.9 million and $5.0 million for the three and six months ended June 30, 2012, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses.

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

NOTE 4— STOCKHOLDERS’ EQUITY

Common Stock Warrants

The Company accounts for its common stock warrants in accordance with ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The guidance required the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statements of operations.

During six months ended June 30, 2013, warrants to purchase 1,716,941 shares of common stock were cashless exercised for 1,153,179 shares of common stock. In addition, during the six months ended June 30, 2013, warrants to purchase 231,711 shares of common stock were exercised for net proceeds of approximately $0.6 million. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $7.5 million and $7.5 million from warrant liability into stockholders’ equity for the three and six months ended June 30, 2013, respectively.

At June 30, 2013 and December 31, 2012, the Company had warrants outstanding to purchase 1,312,459 and 3,058,811 shares of common stock, respectively, from the August 2008 offering. The fair value of these warrants on June 30, 2013 and December 31, 2012 was determined using a Black-Scholes valuation model with the following level 3 inputs:

	June 30, 2013	December 31, 2012
Risk-free interest rate	0.10%	0.16%
Expected life (in years)	0.16	0.66
Dividend yield	—	—
Volatility	62%	118%
Stock price	$5.26	$4.21

During the three and six months ended June 30, 2013, the change in fair value of $2.7 million and $3.1 million of noncash expense, respectively, related to the August 2008 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At June 30, 2013 and December 31 2012, the Company had warrants outstanding to purchase 4,287,940 shares of common stock from the October 2009 offering. The fair value of these warrants on June 30, 2013 and December 31, 2012 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2013	December 31, 2012
Risk-free interest rate	0.36%	0.25%
Expected life (in years)	1.27	1.76
Dividend yield	—	—
Volatility	63%	98%
Stock price	$5.26	$4.21

During the three and six months June 30, 2013, the change in fair value of $0.8 million and $2.2 million of noncash expense, respectively, related to the October 2009 warrants was recorded as other expense in the Company’s consolidated statement of operations.

At June 30, 2013 and December 31, 2012, the Company had warrants outstanding to purchase 4,033,783 and 4,236,083 shares of common stock, respectively from the March 2011 offering. The fair value of these warrants on June 30, 2013 and December 31, 2012 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2013	December 31, 2012
Risk-free interest rate	0.66%	0.72%
Expected life (in years)	2.71	3.21
Dividend yield	—	—
Volatility	95%	94%
Stock price	$5.26	$4.21

During the three and six months ended June 30, 2013, the change in fair value of $2.3 million and $3.6 million of noncash expense, respectively, related to the March 2011 warrants was recorded as other expense in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of June 30, 2013 and December 31, 2012:

(in thousands)	Fair Value as of June 30, 2013	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$4,462	$—	$—	$4,462
October 2009 warrants	14,193	—	—	14,193
March 2011 warrants	15,328	—	—	15,328

Total common stock warrants	$33,983	$—	$—	$33,983

(in thousands)	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$8,014	$—	$—	$8,014
October 2009 warrants	11,963	—	—	11,963
March 2011 warrants	12,581	—	—	12,581

Total common stock warrants	$32,558	$—	$—	$32,558

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2012	$32,558
Change in fair value of common stock warrants during six months ended June 30, 2013	8,938
Exercise of warrants during six months ended June 30, 2013	(7,513)

Balance at June 30, 2013	$33,983

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of stock-based compensation:
Research and development	$663	$370	$1,197	$611
General and administrative	609	374	1,128	532

	$1,272	$744	$2,325	$1,143

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee Stock Options
Risk-free interest rate	0.96%	1.13%	1.13%	1.14%
Expected term (in years)	5.47	5.96	5.97	5.98
Dividend yield	—	—	—	—
Volatility	102%	107%	101%	107%
Weighted-average fair value of stock options granted	$4.28	$5.64	$4.03	$5.03

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.20%	0.20%	0.20%	0.20%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	92%	111%	92%	111%
Weighted-average fair value of ESPP purchase rights	$2.44	$2.04	$2.44	$2.04

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.2 million and $2.2 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s stock option plans and ESPP, for the three and six months ended June 30, 2013, respectively and $0.7 million and $1.0 million of stock based compensation for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $12.7 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.7 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $34,000 and $0.1 million for the three and six months ended June 30, 2013, respectively, and $33,000 and $0.1 million for the three and six months ended June 30, 2012, respectively.

Equity Incentive Plans

2004 Equity Incentive Plan On January 1, 2013, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan. At June 30, 2013, 181,369 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,098,972	$3.18	—	—
Granted	1,618,500	$5.10	—	—
Exercised	(95,825)	$1.76	—	—
Forfeitures	(51,458)	$7.71	—	—

Outstanding at June 30, 2013	6,570,189	$3.64	8.07	$13,093,522

Vested and expected to vest June 30, 2013	6,500,552	$3.62	8.06	$13,056,277
Exercisable at June 30, 2013	2,977,250	$2.44	7.08	$9,109,942

The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 were $0.4 million and $0.5 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million and $0.2 million for each of the six months ended June 30, 2013 and 2012, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2013, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the six months ended June 30, 2013, plan participants had purchased 80,175 shares at an average purchase price of $1.55. At June 30, 2013, plan participants had $0.2 million withheld to purchase stock on August 14, 2013, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At June 30, 2013, 322,966 shares were authorized and available for issuance under the ESPP.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value as of June 30, 2013	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$2,177	$2,177	$—	$—
Certificates of deposit	2,125	—	2,125	—
Corporate debt securities	56,204	—	56,204	—
U.S. Government securities	30,664	—	30,664	—
Municipal securities	1,419	—	1,419	—
Commercial paper	4,896	—	4,896	—

Total cash equivalents and marketable securities	$97,485	$2,177	$95,308	$—

	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,886	$5,886	$—	$—
Certificates of deposit	1,185	—	1,185	—
Corporate debt securities	20,242	—	20,242	—
U.S. Government securities	27,899	—	27,899	—
Commercial paper	15,613	—	15,613	—

Total cash equivalents and marketable securities	$70,825	$5,886	$64,939	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2013 and December 31, 2012:

As of June 30, 2013 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$2,177	$—	$—	$2,177
Certificates of deposit	2,125	—	—	2,125
Corporate debt securities	56,231	4	(31)	56,204
U.S. Government securities	30,664	6	(6)	30,664
Municipal securities	1,419	—	—	1,419
Commercial paper	4,896	—	—	4,896

	97,512	10	(37)	97,485
Less cash equivalents	3,686	—	—	3,686

Total marketable securities	$93,826	$10	$(37)	$93,799

As of December 31, 2012 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,886	$—	$—	$5,886
Certificates of deposit	1,185	—	—	1,185
Corporate debt securities	20,237	6	(1)	20,242
U.S. Government securities	27,893	12	(6)	27,899
Commercial paper	15,613	—	—	15,613

	70,814	18	(7)	70,825
Less cash equivalents	11,006	—	—	11,006

Total marketable securities	$59,808	$18	$(7)	$59,819

There were no realized gains or losses in the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013, weighted average maturity for the Company’s available for sale securities was approximately 8 months, with the longest maturity being March 2015.

The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2013 (in thousands):

As of June 30, 2013 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
U.S. Government securities	$9,242	$(6)
Corporate debt securities	41,002	(31)

Total marketable securities	$50,244	$(37)

The Company determined the fair value of the liability associated with its warrants to purchase 9.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 4 — Stockholders’ Equity.

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

Years Ending December 31,
2013	$314
2014	641
2015	663
2016	691
2017	235

Total	$2,544

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2013.

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

The most advanced clinical study of TH-302 is a pivotal Phase 3 trial of TH-302 plus doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma (the “406 trial”). In July 2013, we announced protocol changes to the 406 trial, specifically that the interim futility analysis was eliminated and that the target enrollment was increased from 450 to 620 patients; enrollment is currently expected to be completed around the end of 2013. In addition, an interim analysis of the primary endpoint overall survival remains in place and is expected to be conducted by an Independent Data Monitoring Committee in the first half of 2014. In January 2013, we announced that our partner Merck KGaA, through its division Merck Serono, initiated the global Phase 3 MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. This was based on our previously reported top-line results from the randomized and controlled Phase 2 trial of TH-302 plus gemcitabine in patients with pancreatic cancer (404 trial). The “407 trial” in patients with advanced leukemias continues to enroll patients with the current objective of evaluating a second dosing regimen of TH-302 in which TH-302 is administered as a continuous infusion over a 5-day period. Initial results from the dose escalation portion of the “408 trial” in patients with relapsed/refractory multiple myeloma were reported at the annual meeting of the American Society of Clinical Oncology (ASCO) in June 2013. Of 12 evaluable patients, two achieved partial responses (PRs) and two minimal responses (MRs) for a clinical benefit rate (MR or better) of 33%. The maximum tolerated dose of TH-302 was established at 340 mg/m2; dose expansion is ongoing at this dose. TH-302 is the subject of four clinical trials investigating the combination of TH-302 with antiangiogenic therapies in a variety of tumor types. Threshold is the sponsor of a Phase 1/2 dose-escalation study of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma (RCC), gastrointestinal stromal tumors (GIST), and pancreatic neuroendocrine tumors. Initial results were reported at ASCO on the first ten patients demonstrating that one of four patients with GIST achieved a confirmed PR, and three of four patients with RCC achieved PRs; enrollment continues. Investigator sponsored trials of TH-302 administered in combination with antiangiogenics include: a Phase 1/2 randomized study of TH-302 in combination with bevacizumab in recurrent high grade astrocytoma following bevacizumab; a Phase 1 dose-escalation study of TH-302 in combination with pazopanib in advanced solid tumors; and a Phase 1/2 study of TH-302 in combination with sorafenib in advanced renal cell carcinoma and advanced hepatocellular carcinoma. All four antiangiogenic combination studies are enrolling patients.

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

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of June 30, 2013 and December 31, 2012, we had cash, cash equivalents and marketable securities of $98.2 million and $70.8 million, respectively.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total TH-302 development expenses are expected to increase in 2013 compared to 2012 due to the continued execution of existing clinical trials and beginning of new clinical trials. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to complete the clinical development of TH-302 and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. We recognized a total of $3.2 million and $6.1 million of revenue in the three months and six months ended June 30, 2013 respectively, compared to $1.8 million and $2.0 million for the three and six months ended June 30, 2012, respectively. The revenue recognized in both periods was related to the amortization of upfront and milestone payments earned from our collaboration with Merck KGaA, of which $97.5 million and $57.5 million was being amortized at the end of June 30, 2013 and 2012, respectively. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration.

We expect revenue to increase in 2013 compared to 2012 due to the full year amortization of milestone payments earned in 2012 as well amortization of additional milestone payments we received during the three months ended March 31, 2013 and expect to potentially receive during the remainder of 2013 from our collaboration with Merck KGaA.

Research and Development. Research and development expenses were $8.0 million for the three months ended June 30, 2013 compared to $2.9 million for the three months ended June 30, 2012. The $5.1 million increase in expenses, net of reimbursement for Merck’s 70% share of total development expenses for TH-302, is due primarily to a $4.1 million increase in clinical development expenses, and an increase of $1.0 million in employee related expenses, including an increase of $0.3 million increase in non-cash stock-based compensation expense. Research and development expenses were $14.5 million for the six months ended June 30, 2013 compared to $8.6 million for the six months ended June 30, 2012. The $5.9 million increase in expenses, net of reimbursement for Merck’s 70% share of total development expenses for TH-302, is due primarily to a $3.9 million increase in clinical development expenses and a $2.0 million increase in employee related expenses, including $0.6 million increase in non-cash stock compensation expense.

Research and development expenses by project (in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
TH-302	$6,827	$1,876	$12,273	$6,616
Discovery research	1,156	1,021	2,178	1,968

Total research and development expenses	$7,983	$2,897	$14,451	$8,584

Research and development expenses associated with our internally discovered compound TH-302 were $6.8 million for the three months ended June 30, 2013 and $1.9 million for the three months ended June 30, 2012. Research and development expenses associated with TH-302 were $12.3 million for the six months ended June 30, 2013 and $6.6 million for the six months ended June 30, 2012. TH-302 continues to progress through the 406 trial, the MAESTRO trial conducted by Merck KGaA, the 404 trial, and the 408 trial.

Discovery research and development expenses were $1.2 million for the three months ended June 30, 2013 compared to $1.0 million for the three months ended June 30, 2012, and were $2.2 million for the six months ended June 30, 2013 compared to $2.0 million for the six months ended June 30, 2012. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

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

General and Administrative. General and administrative expenses were $2.2 million for the three months ended June 30, 2013, compared to $1.8 million for the three months ended June 30, 2012. The $0.4 million increase in expenses is due primarily to an increase in employee-related expenses, including $0.2 million increase in non-cash stock-based compensation. General and administrative expenses were $4.7 million for the six months ended June 30, 2013, compared to $3.5 million for the six months ended June 30, 2012. The $1.2 million increase was primarily due to an increase in employee-related expenses, including $0.6 million increase in non-cash stock-based compensation expenses. We currently expect our general and administrative expenses to increase in 2013 compared to 2012 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing development of TH-302.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended June 30, 2013 was $34,000 compared to $29,000 of interest income for same period in 2012. Interest income (expense), net for the six months ended June 30, 2013 was $70,000 of interest income compared to $30,000 of interest income for same period in 2012.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2013 was non-cash expense of $5.8 million compared to non-cash income of $19.9 million, for the three months ended June 30, 2012. The non-cash expense during the second quarter of 2013 was due to an increase in the fair value of the outstanding warrants as result of an increase in the underlying price of the common stock, whereas the non-cash income during the second quarter of 2012 was due a decrease in the fair value of the outstanding warrants as a result of an decrease in the underlying price of the common stock. Other income (expense) for the six months ended June 30, 2013 was non-cash expense of $8.9 million compared to non-cash expense of $88.5 million, for the six months ended June 30, 2012. The decrease in non-cash expense was due to a smaller increase in the fair value of outstanding warrants to purchase common stock during the six months ended June 30, 2013 compared to the same period in 2012, due to a smaller increase in the underlying stock price, and to a lesser extent a decrease in the number of warrants outstanding. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of comprehensive income (loss).

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities and through license agreements, including payments received under our license and co-development agreement with Merck KGaA. To date we have received $97.5 million in upfront and milestone payments from our collaboration with Merck KGAA. We could receive an additional $12.5 million in potential milestone payments in 2013. We had cash, cash equivalents and marketable securities of $98.2 million and $70.8 million at June 30, 2013 and December 31, 2012, respectively, available to fund operations.

Net cash provided by operating activities for the six months ended June 30, 2013 and 2012, was $27.2 million and $27.2 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2013 was $34.6 million compared with net cash used in investing activities of $44.3 million for the six months ended June 30, 2012. The $9.7 million decrease in cash used by investing activities was due primarily to the excess of proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $0.8 million and $19.6 million, respectively. The $18.8 million decrease in cash provided by financing activities was primarily due to the approximately $12.3 million received during the first quarter of 2012 primarily as a result of our issuance of common stock under our at the market sales facility and $6.9 million from the exercise of warrants to purchase shares of common stock during the six months ended June 30, 2012.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the six months ended June 30, 2013, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with Securities and Exchange Commission (“SEC”) on March 7, 2013.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to complete the clinical development of TH-302 and to in-license or otherwise acquire and develop additional products or programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in short-term marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest in high-quality financial instruments, which currently have weighted average maturity of less than one year. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. Nevertheless, due to the short duration of our investment portfolio, we believe an increase in the interest rates would not be material to our financial condition or results of operations.

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

Based on their evaluation as of June 30, 2013, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2013 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302. The results of ongoing Phase 3 trials of TH-302 will have a significant impact on the value of our common stock.

We have focused our development activities on TH-302, and we do not presently have other compounds in clinical development. The failure of TH-302 to achieve successful clinical trial endpoints, delays in clinical trial enrollment or events, or in clinical development of TH-302 generally, unanticipated adverse side effects related to TH-302 or any other adverse developments or information related to TH-302 would significantly harm our business and the value of our common stock. TH-302 is currently the subject of two Phase 3 trials, the “406 trial” in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the MAESTRO study of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. There is no guarantee that the results of the either Phase 3 clinical trial will be positive. Negative or inconclusive results of a Phase 3 clinical trial could cause the FDA to require that we repeat it or conduct additional clinical trials. Even if we believe that the data from required Phase 3 clinical trials is positive, the FDA could require additional trials before approving TH-302 for marketing.

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

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for TH-302, if it achieves marketing approval, may include restrictions on use. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. In the United States, engaging in impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2013, we had an operating loss of $13.0 million and a net loss of $22.0 million, including $8.9 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through June 30, 2013 was $345.3 million. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund the Company’s projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. We expect that we will need to raise additional capital to complete the clinical development of TH-302 and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs.

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

As of June 30, 2013, we had 51 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

In addition, if the facility or the equipment in the facility that produces our product candidates is significantly damaged or destroyed, or if the facility is located in another country and trade or commerce with or exportation from such country is interrupted or delayed, we may be unable to replace the manufacturing capacity quickly or inexpensively. The inability to obtain manufacturing agreements, the damage or destruction of a facility on which we rely for manufacturing or any other delays in obtaining supply would delay or prevent us from completing our clinical trials and commercializing our current product candidates.

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’’ rights are and will be applicable to our business. Federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. The federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. In addition, on August 29, 2008, we issued warrants to purchase an aggregate of 3,588,221 shares of our common stock, at an exercise price of $2.34 per share, which exercise price was subsequently reduced to $1.86 per share on October 5, 2009 under the anti-dilution provisions of the warrants as a result of our October 2009 private placement. As of June 30, 2013, warrants to purchase 1,691,444 shares of common stock issued in March 2011, warrants to purchase 3,041,879 shares of common stock issued in October 2009 and warrants to purchase 2,275,762 shares of common stock issued in August 2008 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010 as amended), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Threshold Pharmaceuticals, Inc.

Date: August 1, 2013	/s/ Harold E. Selick
Harold E. Selick, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2013	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document++

101.SCH	XBRL Taxonomy Extension Schema Document++

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document++

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document++

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document++

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document++

++	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.