Form 10-Q
period 2013-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2013-11-04
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

On October 25, 2013, there were 59,224,123 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 30, 2013

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Trademarks, trade names and service marks used in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2013	December 31, 2012 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,001	$11,029
Marketable securities	87,913	59,819
Collaboration receivable	5,545	15,635
Prepaid expenses and other current assets	1,819	1,167

Total current assets	99,278	87,650
Property and equipment, net	708	812
Other assets	1,059	1,059

Total assets	$101,045	$89,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,375	$908
Accrued clinical and development expenses	8,291	5,750
Accrued liabilities	2,489	2,257
Deferred revenue, current	12,722	8,536

Total current liabilities	24,877	17,451
Warrant liability	23,790	32,558
Deferred revenue, non-current	69,628	53,097
Deferred rent	250	268

Total liabilities	118,545	103,374
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 59,174,123 shares at September 30, 2013 and 56,431,207 shares at December 31, 2012	59	56
Additional paid-in capital	326,492	309,343
Accumulated other comprehensive gain (loss)	38	11
Accumulated deficit	(344,089)	(323,263)

Total stockholders’ equity (deficit)	(17,500)	(13,853)

Total liabilities and stockholders’ equity (deficit)	$101,045	$89,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Revenue	$3,181	$1,797	$9,283	$3,846

Operating expenses:
Research and development	6,350	4,039	20,801	12,623
General and administrative	2,051	1,741	6,732	5,229

Total operating expenses	8,401	5,780	27,533	17,852

Loss from operations	(5,220)	(3,983)	(18,250)	(14,006)
Interest income (expense), net	34	25	104	55
Other income (expense)	6,379	2,967	(2,559)	(85,572)

Income (loss) before provision for income taxes	1,193	(991)	(20,705)	(99,523)
Provision for income taxes	17	—	121	—

Net income (loss)	1,176	(991)	(20,826)	(99,523)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	65	27	27	15

Comprehensive income (loss)	$1,241	$(964)	$(20,799)	$(99,508)

Net income (loss) per common share:
Basic	$0.02	$(0.02)	$(0.36)	$(1.86)

Diluted	$(0.08)	$(0.06)	$(0.36)	$(1.86)

Weighted average number of shares used in per common share calculations:
Basic	58,542	55,654	57,362	53,516
Diluted	63,561	64,405	59,871	53,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(20,826)	$(99,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,094	668
Stock-based compensation expense	3,556	2,087
Change in common stock warrant value	2,559	85,572
Changes in operating assets and liabilities:
Collaboration receivable	10,090	(17,457)
Prepaid expenses and other assets	(652)	(606)
Accounts payable	467	(1,650)
Accrued clinical and development expenses	2,541	1,980
Accrued liabilities	232	80
Deferred rent	(18)	120
Deferred revenue	20,717	53,654

Net cash provided by operating activities	19,760	24,925

Cash flows from investing activities:
Acquisition of property and equipment	(106)	(328)
Acquisition of marketable securities	(88,951)	(75,413)
Proceeds from sales of marketable securities	3,203	10,600
Proceeds from maturities of marketable securities	56,797	21,522

Net cash used in investing activities	(29,057)	(43,619)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	2,269	21,446

Net cash provided by financing activities	2,269	21,446

Net increase (decrease) in cash and cash equivalents	(7,028)	2,752
Cash and cash equivalents, beginning of period	11,029	5,882

Cash and cash equivalents, end of period	$4,001	$8,634

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) - basic	$1,176	$(991)	$(20,826)	$(99,523)
Less: noncash income from change in fair value of common stock warrants	(6,379)	(2,967)	(557)	—

Net loss - diluted	(5,203)	(3,958)	(21,383)	(99,523)

Denominator:
Weighted average common shares outstanding	58,542	55,654	57,362	53,516
Dilutive effect of warrants	5,019	8,751	2,509	—

Weighted-average common shares outstanding and potential dilutive common shares - diluted	63,561	64,405	59,871	53,516

Net income (loss) per share
Basic	$0.02	$(0.02)	$(0.36)	$(1.86)

Diluted	$(0.08)	$(0.06)	$(0.36)	$(1.86)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect. The amounts disclosed below are prior to the application of the treasury stock method (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Shares issuable upon exercise of warrants	—	—	4,034	11,726
Shares issuable upon exercise of stock options	6,560	5,129	6,560	5,129
Shares issuable related to the ESPP	28	48	28	48

NOTE 3 — COLLABORATION ARRANGEMENTS

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck KGaA will receive co-development rights, exclusive global commercialization rights and will provide the Company an option to co-commercialize TH-302 in the United States. The Company received an upfront payment of $25 million. To date the Company has also received $72.5 million in milestone payments, including $42.5 million received during the three months ended March 31, 2013. The milestones received to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement or performed primarily by Merck KGaA. The Company is eligible to receive additional potential milestone payments of up to $112.5 million in regulatory and development milestones, including $12.5 million that may be received in 2013, and $340 million in commercialization milestones.

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

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded the $97.5 million of upfront payment and milestones received as deferred revenue, including a $30 million milestone payment achieved and received during the three months ended March 31, 2013, and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $3.2 million and $9.3 million of revenue during the three and nine months ended September 30, 2013, respectively, compared to $1.8 and $3.8 million for the three and nine months ended September 30, 2012, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned $5.5 million and $11.6 million reimbursement for eligible worldwide development expenses for TH-302 from Merck KGaA during the three and nine months ended September 30, 2013, respectively compared to $5.0 million and $10.0 million for the three and nine months ended September 30, 2012, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses.

Of the remaining potential future milestones, $112.5 million are related to regulatory and development milestones and $340 million are related to commercialization milestones that may be received under the Merck KGaA Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Development milestones include primarily the initiation of various phases of clinical trials. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory and development milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement of the value of the delivered rights and license of TH-302 and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory and development milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck KGaA agreement, Merck KGaA will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. The Company would account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone, if there are no development related future obligations at the time of receipt of the commercial milestones.

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

During nine months ended September 30, 2013, warrants to purchase 2,367,636 shares of common stock were cashless exercised for 1,555,043 shares of common stock. In addition, during the nine months ended September 30, 2013, warrants to purchase 893,475 shares of common stock were exercised for net proceeds of approximately $1.8 million. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $3.8 million and $11.3 million from warrant liability into stockholders’ equity for the three and nine months ended September 30, 2013, respectively.

At September 30, 2013 and December 31, 2012, the Company had warrants outstanding to purchase 0 and 3,058,811 shares of common stock, respectively, from the August 2008 offering. All of the warrants related to the August 2008 offering had been exercised prior to their expiration date of August 29, 2013. During the three and nine months ended September 30, 2013, the change in fair value of $0.6 million of noncash income and $2.5 million of noncash expense, respectively, related to the August 2008 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

At September 30, 2013 and December 31 2012, the Company had warrants outstanding to purchase 4,287,940 shares of common stock from the October 2009 offering. The fair value of these warrants on September 30, 2013 and December 31, 2012 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2013	December 31, 2012
Risk-free interest rate	0.10%	0.25%
Expected life (in years)	1.01	1.76
Dividend yield	—	—
Volatility	56%	98%
Stock price	$4.65	$4.21

During the three and nine months September 30, 2013, the change in fair value of $2.8 million and $0.6 million of noncash income, respectively, related to the October 2009 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

At September 30, 2013 and December 31, 2012, the Company had warrants outstanding to purchase 4,033,783 and 4,236,083 shares of common stock, respectively from the March 2011 offering. The fair value of these warrants on September 30, 2013 and December 31, 2012 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2013	December 31, 2012
Risk-free interest rate	0.63%	0.72%
Expected life (in years)	2.46	3.21
Dividend yield	—	—
Volatility	87%	94%
Stock price	$4.65	$4.21

During the three and nine months ended September 30, 2013, the change in fair value of $2.9 million of noncash income and $0.6 million of noncash expense, respectively, related to the March 2011 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of September 30, 2013 and December 31, 2012:

(in thousands)	Fair Value as of September 30, 2013	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$—	$—	$—	$—
October 2009 warrants	11,406	—	—	11,406
March 2011 warrants	12,384	—	—	12,384

Total common stock warrants	$23,790	$—	$—	$23,790

(in thousands)	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$8,014	$—	$—	$8,014
October 2009 warrants	11,963	—	—	11,963
March 2011 warrants	12,581	—	—	12,581

Total common stock warrants	$32,558	$—	$—	$32,558

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2012	$32,558
Change in fair value of common stock warrants during nine months ended September 30, 2013	2,559
Exercise of warrants during nine months ended September 30, 2013	(11,327)

Balance at September 30, 2013	$23,790

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Amortization of stock-based compensation:
Research and development	$622	$471	$1,818	$1,082
General and administrative	609	473	1,738	1,005

	$1,231	$944	$3,556	$2,087

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Employee Stock Options
Risk-free interest rate	1.79%	1.03%	1.14%	1.13%
Expected term (in years)	6.08	6.08	5.97	5.99
Dividend yield	—	—	—	—
Volatility	100%	98%	101%	106%
Weighted-average fair value of stock options granted	$4.21	$5.87	$4.04	$5.12

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.19%	0.21%	0.19%	0.21%
Expected term (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
Volatility	72%	111%	77%	111%
Weighted-average fair value of ESPP purchase rights	$2.22	$4.62	$2.27	$3.46

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock based awards. To determine the expected stock price volatility for the Company’s stock based awards, the Company utilized historical volatilities for the Company in the current year periods and examined historical volatilities for industry peers as well as the Company and utilized a blend of the historical volatilities of the Company and its industry peers for prior year periods. The fair value of all the Company’s stock based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.2 million and $3.5 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s stock option plans and ESPP, for the three and nine months ended September 30, 2013, respectively and $0.8 million and $1.9 million of stock based compensation for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $11.6 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.5 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $36,000 and $0.1 million for the three and nine months ended September 30, 2013, respectively, and $0.1 and $0.2 million for the three and nine months ended September 30, 2012, respectively.

Equity Incentive Plans

2004 Equity Incentive Plan On January 1, 2013, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan. At September 30, 2013, 160,214 shares were authorized and available for issuance under the 2004 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,098,972	$3.18	—	—
Granted	1,653,500	$5.10	—	—
Exercised	(127,153)	$1.59	—	—
Forfeitures	(65,303)	$7.15	—	—

Outstanding at September 30, 2013	6,560,016	$3.66	7.83	$10,534,778

Vested and expected to vest September 30, 2013	6,504,707	$3.64	7.82	$10,518,742
Exercisable at September 30, 2013	3,361,581	$2.67	7.01	$8,034,963

The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 were $0.5 million and $1.4 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.2 million and $0.4 million for each of the nine months ended September 30, 2013 and 2012, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2013, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the nine months ended September 30, 2013, plan participants had purchased 167,245 shares at an average purchase price of $1.69. At September 30, 2013, plan participants had $0.1 million withheld to purchase stock on February 14, 2014, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At September 30, 2013, 235,896 shares were authorized and available for issuance under the ESPP.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value as of September 30, 2013	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,001	$4,001	$—	$—
Certificates of deposit	1,880	—	1,880	—
Corporate debt securities	56,484	—	56,484	—
U.S. Government securities	26,089	—	26,089	—
Municipal securities	1,211	—	1,211	—
Commercial paper	2,249	—	2,249	—

Total cash equivalents and marketable securities	$91,914	$4,001	$87,913	$—

	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,886	$5,886	$—	$—
Certificates of deposit	1,185	—	1,185	—
Corporate debt securities	20,242	—	20,242	—
U.S. Government securities	27,899	—	27,899	—
Commercial paper	15,613	—	15,613	—

Total cash equivalents and marketable securities	$70,825	$5,886	$64,939	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2013 and December 31, 2012:

As of September 30, 2013 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,001	$—	$—	$4,001
Certificates of deposit	1,880	—	—	1,880
Corporate debt securities	56,466	23	(5)	56,484
U.S. Government securities	26,071	19	(1)	26,089
Municipal securities	1,210	1	—	1,211
Commercial paper	2,249	—	—	2,249

	91,877	43	(6)	91,914
Less cash equivalents	4,001	—	—	4,001

Total marketable securities	$87,876	$43	$(6)	$87,913

As of December 31, 2012 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,886	$—	$—	$5,886
Certificates of deposit	1,185	—	—	1,185
Corporate debt securities	20,237	6	(1)	20,242
U.S. Government securities	27,893	12	(6)	27,899
Commercial paper	15,613	—	—	15,613

	70,814	18	(7)	70,825
Less cash equivalents	11,006	—	—	11,006

Total marketable securities	$59,808	$18	$(7)	$59,819

There were no realized gains or losses in the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013, weighted average maturity for the Company’s available for sale securities was approximately 7 months, with the longest maturity being May 2015.

The following table provides the breakdown of the marketable securities with unrealized losses at September 30, 2013 (in thousands):

	In loss position for less than twelve months
As of September 30, 2013 (in thousands):	Fair Value	Unrealized Loss
U.S. Government securities	$3,002	$(1)
Corporate debt securities	17,435	(5)

Total marketable securities	$20,437	$(6)

The Company determined the fair value of the liability associated with its warrants to purchase 8.3 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 4 — Stockholders’ Equity.

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

Years Ending December 31,
2013	$161
2014	651
2015	674
2016	702
2017	238

Total	$2,426

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act. When used in this report or elsewhere by management from time to time, the words “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the clinical development of TH-302 and its expected uses and benefits;

•	anticipated developmental events for TH-302, including anticipated clinical trial enrollment, completion and results;

•	anticipated milestone payments from Merck KGaA;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights;

•	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities;

•	anticipated expenses, including clinical trial, research and development and personnel costs;

•	estimates of future performance, capital requirements and needs for financing;

•	clinical development of [18-F]-HX4 and its expected uses and benefits; and

•	anticipated future expenses related to the development of [18F]-HX4.

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

The most advanced clinical study of TH-302 is a pivotal Phase 3 trial of TH-302 plus doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma (the “406 trial”). In July 2013, we announced protocol changes to the 406 trial, specifically that the interim progress-free survival futility analysis was eliminated and that the target enrollment was increased from 450 to 620 patients; enrollment is currently expected to be completed around the end of 2013. In addition, an interim analysis of the primary endpoint overall survival remains in place and is expected to be conducted by an Independent Data Monitoring Committee in the first half of 2014. In January 2013, we announced that our partner Merck KGaA, through its division Merck Serono, initiated the global Phase 3

MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. This was based on our previously reported results from the randomized and controlled Phase 2 trial of TH-302 plus gemcitabine in patients with pancreatic cancer (404 trial). In August 2013, we announced the initiation of a Phase 2 trial of TH-302 as single-agent monotherapy in patients with advanced melanoma (413 trial). The “407 trial” in patients with advanced leukemias is closed to enrollment; we expect to report final results at the annual meeting of the American Society of Hematology (ASH) in December 2013. Initial results from the dose escalation portion of the “408 trial” in patients with relapsed/refractory multiple myeloma were reported at the annual meeting of the American Society of Clinical Oncology (ASCO) in June 2013. Of 12 evaluable patients, two achieved partial responses (PRs) and two minimal responses (MRs) for a clinical benefit rate (MR or better) of 33%. The maximum tolerated dose of TH-302 was established at 340 mg/m2; dose expansion is ongoing at this dose. TH-302 is the subject of four clinical trials investigating the combination of TH-302 with antiangiogenic therapies in a variety of tumor types. Threshold is the sponsor of a Phase 1/2 dose-escalation study of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma (RCC), gastrointestinal stromal tumors (GIST), and pancreatic neuroendocrine tumors (PNET). In October 2013, interim results were reported at the AACR-NCI-EORTC 2013 Molecular Targets and Cancer Therapeutics meeting on the first twelve patients demonstrating that one of four patients with GIST achieved a confirmed PR, and three of eight patients with RCC achieved PRs; enrollment continues. Investigator sponsored trials of TH-302 administered in combination with antiangiogenics include: a Phase 1/2 randomized study of TH-302 in combination with bevacizumab in recurrent high grade astrocytoma following bevacizumab; a Phase 1 dose-escalation study of TH-302 in combination with pazopanib in advanced solid tumors; and a Phase 1/2 study of TH-302 in combination with sorafenib in advanced RCC and advanced hepatocellular carcinoma. Initial results from a small number of patients with glioblastoma were reported at the European Society for Medical Oncology (ESMO) 2012 Congress, and an update will be given at the World Federation of Neuro-oncology meeting in November 2013. The study continues to enroll patients. Results in patients with advanced solid tumors were reported at AACR-NCI-EORTC showing that patients treated with the combination of pazopanib and TH-302 (n=30) achieved a clinical benefit rate of 76% (partial response rate of 12% plus stable disease rate of 64%). The study has completed enrollment and treatment is ongoing.

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

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of September 30, 2013 and December 31, 2012, we had cash, cash equivalents and marketable securities of $91.9 million and $70.8 million, respectively.

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

Results of Operations

Revenue. We recognized a total of $3.2 million and $9.3 million of revenue in the three months and nine months ended September 30, 2013 respectively, compared to $1.8 million and $3.8 million for the three and nine months ended September 30, 2012, respectively. The revenue recognized in both periods was related to the amortization of upfront and milestone payments earned from our collaboration with Merck KGaA, of which $97.5 million and $57.5 million was being amortized at the end of September 30, 2013 and 2012, respectively. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration.

We expect revenue to increase in 2013 compared to 2012 due to the full year amortization of milestone payments earned in 2012 as well amortization of additional milestone payments we received during the three months ended March 31, 2013 and expect to potentially receive during the remainder of 2013 from our collaboration with Merck KGaA.

Research and Development. Research and development expenses were $6.4 million for the three months ended September 30, 2013 compared to $4.0 million for the three months ended September 30, 2012. The $2.4 million increase in expenses, net of reimbursement for Merck’s 70% share of total development expenses for TH-302, is due primarily to a $1.5 million increase in external clinical development expenses, and an increase of $0.7 million in employee related expenses, including an increase of $0.2 million increase in non-cash stock-based compensation expense. Research and development expenses were $20.8 million for the nine months ended September 30, 2013 compared to $12.6 million for the nine months ended September 30, 2012. The $8.2 million increase in expenses, net of reimbursement for Merck’s 70% share of total development expenses for TH-302, is due primarily to a $5.4 million increase in external clinical development expenses and a $2.0 million increase in employee related expenses, including $0.8 million increase in non-cash stock compensation expense.

Research and development expenses by project (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
TH-302	$5,149	$3,136	$17,422	$9,752
Discovery research	1,201	903	3,379	2,871

Total research and development expenses	$6,350	$4,039	$20,801	$12,623

Research and development expenses associated with our internally discovered compound TH-302 were $5.1 million for the three months ended September 30, 2013 and $3.1 million for the three months ended September 30, 2012. Research and development expenses associated with TH-302 were $17.4 million for the nine months ended September 30, 2013 and $9.8 million for the nine months ended September 30, 2012. TH-302 continues to progress through the 406 trial, the MAESTRO trial conducted by Merck KGaA, the 404 trial, the 408 trial, the 410 trial and the 413 trial that was initiated during the quarter ended September 30, 2013.

Discovery research and development expenses were $1.2 million for the three months ended September 30, 2013 compared to $0.9 million for the three months ended September 30, 2012, and were $3.4 million for the nine months ended September 30, 2013 compared to $2.9 million for the nine months ended September 30, 2012. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

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

General and Administrative. General and administrative expenses were $2.1 million for the three months ended September 30, 2013, compared to $1.7 million for the three months ended September 30, 2012. The $0.4 million increase in expenses is due primarily to an increase in employee-related expenses, including $0.1 million increase in non-cash stock-based compensation. General and administrative expenses were $6.7 million for the nine months ended September 30, 2013, compared to $5.2 million for the nine months ended September 30, 2012. The $1.5 million increase was primarily due to an increase in employee-related expenses, including $0.7 million increase in non-cash stock-based compensation expenses. We currently expect our general and administrative expenses to increase in 2013 compared to 2012 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing development of TH-302.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended September 30, 2013 was $34,000 compared to $25,000 of interest income for same period in 2012. Interest income (expense), net for the nine months ended September 30, 2013 was $0.1 million of interest income compared to $55,000 of interest income for same period in 2012.

Other Income (Expense). Other income (expense) was $6.4 million and $3.0 million of non-cash income for the three months ended September 30, 2013 and 2012, respectively. The decrease in non-cash income during the third quarter of 2013 compared to same period in 2012 was due to a larger decrease in the fair value of the outstanding warrants as result of a larger decrease in the underlying price of the common stock during the quarter ended September 30, 2013. Other income (expense) for the nine months ended September 30, 2013 was non-cash expense of $2.6 million compared, to non-cash expense of $85.6 million for the nine months ended September 30, 2012. The decrease in non-cash expense was due to a smaller increase in the fair value of outstanding warrants to purchase common stock during the nine months ended September 30, 2013 compared to the same period in 2012, due to a smaller increase in the underlying stock price, and to a lesser extent a decrease in the number of warrants outstanding during 2013. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of comprehensive income (loss).

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities and through license agreements, including payments received under our license and co-development agreement with Merck KGaA. To date we have received $97.5 million in upfront and milestone payments from our collaboration with Merck KGAA. We could receive an additional $12.5 million in potential milestone payments in 2013. We had cash, cash equivalents and marketable securities of $91.9 million and $70.8 million at September 30, 2013 and December 31, 2012, respectively, available to fund operations.

Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012, was $19.8 million and $24.9 million, respectively. The $5.1 million decrease in net cash provided by operating activities was due to a $2.5 million decrease in milestone payments from the Merck collaboration for the nine months ended September 30, 2013 compared to the same period in 2012. In addition, an increase in operating activities resulted in a $2.6 million increase in operating cash payments for the nine months ended September 30, 2013 compared to the same period in 2012.

Net cash used in investing activities for the nine months ended September 30, 2013 was $29.1 million compared with net cash used in investing activities of $43.6 million for the nine months ended September 30, 2012. The $14.5 million decrease in cash used by investing activities was due primarily to the excess of proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $2.3 million and $21.4 million, respectively. The $19.1 million decrease in cash provided by financing activities was primarily due to the approximately $12.3 million received during the first quarter of 2012 primarily as a result of our issuance of common stock under our at the market sales facility and a $6.7 million decrease in proceeds from the exercise of warrants to purchase shares of common stock during the nine months ended September 30, 2013 compared to the same period in 2012.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the nine months ended September 30, 2013, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with Securities and Exchange Commission (“SEC”) on March 7, 2013.

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

Based on their evaluation as of September 30, 2013, our chief executive officer and vice president, finance and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports we are required to file under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and vice president, finance and controller have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September  30, 2013 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We and our partner Merck KGaA have received Orphan Drug designation for TH-302 for the treatment of soft tissue sarcoma and pancreatic cancer in the United States and the European Union. Under the Orphan Drug Act in the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. In the EU, orphan drug designation is provided for a drug that is intended to diagnose, prevent or treat a life-threatening or chronically debilitating condition which affects no more than 5 in 10,000 individuals in the EU (approximately 245,000 individuals) and for which no satisfactory method of diagnosis, prevention or treatment of the condition already exists, or if such method does exist, that the orphan product must be of significant benefit to the patient population over existing products. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years in the US and 10 years for the 27 member states in the EU. The orphan drug designation also allows a reduction in select regulatory fees. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2013, we had an operating loss of $18.3 million and a net loss of $20.8 million, including $2.6 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through September 30, 2013 was $344.1 million. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

As of September 30, 2013, we had 53 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies, including Sanofi, AstraZeneca PLC, Genentech (a member of the Roche Group), Bayer Corporation, Celgene Corporation, Eli Lilly and Company and Pfizer, Inc. and from generic pharmaceutical manufacturers. In particular, our drug candidate for pancreatic cancer will compete with Gemzar®, marketed by Eli Lilly and Company, Tarceva®, cisplatin, paclitaxel, ifosfamide, and 5-flurouracil, or 5-FU, a generic product which is sold by many manufacturers. Several drugs marketed for different indications, such as Camptosar ® , marketed by Pfizer, Inc. and Bristol-Myers Squibb Company, Taxotere ® , marketed by Sanofi, DTIC-Dome ® , marketed by Bayer Pharmaceuticals Corporation, Xeloda ® , marketed by Hoffmann-LaRoche, Inc., Avastin ® , marketed by Genentech (a member of the Roche Group), Nexavar ® , marketed by Onyx Pharmaceuticals, Inc. and Bayer AG, and Alimta ® , marketed by Eli Lilly and Company, are under investigation or have completed investigation as combination therapies or monotherapy for pancreatic, prostate, ovarian, non-small cell lung and small cell lung cancers, melanoma and soft tissue sarcoma. In addition, Proacta Inc. has a compound under clinical investigation that targets the hypoxic zones of tumors, as our TH-302 clinical product candidate is intended to do. In September 2013, Celgene Corporation received approval of nab-paclitaxel by the U.S. Food and Drug Administration as first–line treatment for patients with metastatic adenocarcinoma of the pancreas, in combination with gemcitabine. .

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. The federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. As of September 30, 2013, warrants to purchase 1,691,444 shares of common stock issued in March 2011 and warrants to purchase 3,041,879 shares of common stock issued in October 2009 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010 as amended), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time which of these warrants will ultimately be exercised, it is reasonable to assume that such warrants will be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: November 4, 2013	/s/ Harold E. Selick
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2013	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Harold E. Selick.

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Joel A. Fernandes.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Harold E. Selick.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Joel A. Fernandes.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document