Form 10-K
period 2013-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2014-03-06
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32979

THRESHOLD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)
170 Harbor Way, Suite 300, South San Francisco, CA 94080	94080
(Address of principal executive office)	(Zip Code)

(650) 474-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 Par Value Per Share Series A Participating Preferred Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2013 was approximately $263,301,745. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2014 there were 59,345,804 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2013 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Threshold Pharmaceuticals, Inc.

PART I

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “possible”, “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	our and Merck KGaA’s ability to commence, conduct and complete, and the timing of the commencement, conduct and completion of clinical trials for TH-302 and any additional compounds we develop;

•	our financial condition and potential milestone payments we may receive under our license and co-development agreement with Merck KGaA;

•	the success of any clinical trials that we and/or Merck KGaA commence;

•	the timing of results of our and Merck KGaA’s clinical trials for TH-302;

•	our and Merck KGaA’s receipt and the timing of regulatory approvals, and our and Merck KGaA’s satisfaction of ongoing regulatory review;

•	our ability to establish and maintain intellectual property rights for TH-302 and any additional compounds we develop;

•	our and Merck KGaA’s ability to timely develop a viable commercial formulation of TH-302;

•	whether any product candidates that we and/or Merck KGaA are able to commercialize are safer or more effective than other marketed products, treatments or therapies;

•

the ability of Eleison Pharmaceuticals Inc., or Eleison, our licensee of glufosfamide, to develop, manufacture, market and otherwise commercialize glufosfamide, and to raise sufficient funds to continue clinical development;

•	our and Merck KGaA’s research and development activities, including our development of new product candidates, and projected expenditures;

•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;

•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;

•	our ability to obtain licenses to any necessary third party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash needs and ability to raise capital when needed; and

•	our projected financial performance.

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

TH-302 was discovered by our scientists based on our hypoxia targeted therapeutics technology. Hypoxia, or abnormally low oxygen concentration, is a common feature of the tumor microenvironment in most solid tumors and in the bone marrow of patients with some hematological malignancies (also known as blood cancers, for example, leukemias and multiple myeloma). Tumor hypoxia is associated with the development of resistance to traditional anticancer treatments, including chemotherapy and radiotherapy, enhanced metastatic potential, and ultimately treatment failure. Normal healthy tissues, in contrast, are well oxygenated and typically are not hypoxic. A prodrug is an inactive compound that is converted in the human body by enzymatic processes that result in the formation of an active drug. As a prodrug, TH-302 is designed to remain essentially inactive in normal tissues, but to activate under conditions of tumor hypoxia. Upon activation, TH-302 releases bromo isophosphoramide mustard (Br-IPM), a potent cytotoxin that kills cells by causing DNA to crosslink.

We believe that by virtue of targeting tumor hypoxia, TH-302 may have broad clinical applicability across many types of solid tumors and some hematological malignancies. To explore this broad therapeutic potential of TH-302, we are conducting multiple clinical trials to evaluate its safety and efficacy as monotherapy and in combination with currently marketed anticancer drugs, including traditional chemotherapeutic agents and antiangiogenic agents.

We along with our partner Merck KGaA are investigating TH-302 in the following clinical studies, which are ongoing or recently completed:

Clinical Trial Name	Sponsor	Therapeutic Area	Combination therapy with TH-302	Clinical Stage
TH-CR-406	Threshold	Soft Tissue Sarcoma	doxorubicin	Pivotal Phase 3

MAESTRO	Merck KGaA	Pancreatic Cancer	gemcitabine	Pivotal Phase 3

TH-CR-413	Threshold	Advanced Melanoma	None (TH-302 monotherapy)	Phase 2

TH-CR-407	Threshold	Advanced Leukemias	None (TH-302 monotherapy)	Phase 1

TH-CR-408	Threshold	Multiple Myeloma	dexamethasone with or without bortezomib	Phase 1/2

TH-CR-410	Threshold	RCC, GIST, PNET	sunitinib	Phase 1

EMR200592-002	Merck KGaA	Solid tumors and Pancreatic Cancer	None (monotherapy) and with gemcitabine	Phase 1 (Japan)

TH-CR-414	Threshold	Advanced Solid Tumors	None (cardiac safety study)	Phase 1

RCC=renal cell carcinoma; GIST=gastrointestinal stromal tumors; PNET=pancreatic neuroendocrine tumors

In addition, TH-302 is the subject of the following Investigator Sponsored Trials, which are ongoing or recently completed:

Study Sponsor	Therapeutic Area	Combination Therapy with TH-302	Clinical Stage
The University of Texas Health Science Center at San Antonio	Astrocytoma	bevacizumab	Phase 1/2

Duke University Medical Center	Various Solid Tumors	pazopanib	Phase 1

North Central Cancer Treatment Group	Advanced Kidney Cancer or Liver Cancer	sorafenib	Phase 1

Our Strategy

We are focused on building a fully integrated biopharmaceutical company that discovers, develops, and commercializes drugs for cancer based on targeting the tumor microenvironment. We focus on prodrugs of known chemotherapeutic agents or related analogs that undergo relatively selective activation in the tumor microenvironment and potentially allow for an improved safety and efficacy profile for the drug. Key elements of our strategy are to:

•

Develop TH-302 successfully. We believe that by virtue of targeting tumor hypoxia—a common feature of solid tumors and some hematological malignancies—TH-302 may have broad clinical applicability across many types of solid tumors and some blood cancers. To maximize the value of TH-302, we are conducting clinical trials in therapeutic areas where preclinical and clinical data are supportive of TH-302’s activity. We are focused on successful execution of clinical and regulatory strategies to support potential submissions for regulatory approval of TH-302. We will continue to work on broadening the potential applicability of TH-302 to other cancers and in combination with other approved anticancer drugs.

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

Together, abnormalities in tumor vasculature and the unregulated growth of cancer cells lead to distinctive hypoxic microenvironments, which are not found in most normal tissues. The hypoxic zones of tumors are known to be resistant to standard chemotherapeutics and to radiation therapy. Hypoxia is also believed to contribute to more aggressive, invasive, and metastatic cancer phenotypes. Many traditional anticancer agents are not able to penetrate these hypoxic zones. Furthermore, cells that reside within regions of tumor hypoxia are relatively quiescent in contrast to highly proliferative cells that are the hallmark of cancer. As many traditional cancer therapies work by blocking cell division, they are not effective in killing the non-dividing, quiescent cells within hypoxic zones. In addition, cells subjected to prolonged hypoxia are thought to accumulate the changes in their growth properties and genetic mutations that can lead to drug resistance, enhanced metastatic potential, and, ultimately, treatment failure. Tumor hypoxia correlates with poor prognosis in cancer patients and is believed to represent a significant unmet medical need.

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

TH-302 Clinical Development Programs

The development plan for TH-302 is designed to investigate its safety and efficacy across a broad range of solid tumors and hematologic malignancies. We are developing TH-302 in areas supported by preclinical and clinical data and where there is high unmet need for new anticancer agents. To date, TH-302 has been evaluated in more than 1,000 patients with cancer.

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

The most advanced clinical trials of TH-302 are two pivotal Phase 3 clinical trials: one in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the other in combination with gemcitabine versus gemcitabine plus placebo in patients with advanced pancreatic cancer. Both Phase 3 clinical trials are being conducted under special protocol assessments or SPAs, with the U.S. Food and Drug Administration or FDA. An SPA is a written agreement with the FDA that documents FDA’s agreement that the design and planned analysis of a study can adequately address objectives in support of a regulatory submission. However, FDA’s determinations for marketing application approval are made after a complete review of a marketing application and are based on the entire data in the application. The FDA and the European Commission have granted TH-302 orphan drug designation for the treatment of soft tissue sarcoma and pancreatic cancer. Initiation of these studies was supported by preclinical data in disease-specific models as well as data from Phase 2 clinical trials in the same patient populations.

In 2013, we also initiated a Phase 2 trial of TH-302 monotherapy in patients with advanced melanoma. We are also conducting Phase 1/2 clinical trials of TH-302 in patients with advanced leukemias and multiple myeloma based on research demonstrating that hypoxia in the bone marrow is characteristic of some hematological malignancies. Likewise, research has demonstrated that treatment with antiangiogenic agents can increase tumor hypoxia, providing the underlying rationale for current investigations of TH-302 in combination with four marketed antiangiogenic agents in four different Phase 1/2 clinical trials. Merck KGaA is also conducting an additional Phase 1 trial: a dose-escalation trial of TH-302 as monotherapy and in combination with gemcitabine in Japan.

We continue to evaluate and intend to pursue additional therapeutic areas, development pathways and regulatory strategies to optimize the potential therapeutic applications of, and market opportunities for, TH-302. As such, we expect to commence a third registration program in a different solid tumor type in the coming months.

TH-302 pivotal Phase 3 program in soft tissue sarcoma: TH-302 in combination with doxorubicin

In partnership with the Sarcoma Alliance for Research through Collaboration (SARC), we are conducting an international, randomized, pivotal Phase 3 clinical trial of TH-302 in patients with metastatic or locally advanced unresectable soft tissue sarcoma who have not previously received chemotherapy. The trial, which we refer to as the 406, trial is designed to evaluate the efficacy and safety of TH-302 in combination with doxorubicin, compared to doxorubicin alone. The study is being conducted under an SPA with the FDA. The primary endpoint in the 406 trial is overall survival; secondary endpoints include efficacy measured by progression-free survival, overall response rate, overall survival at 6 and 12 months, progression free rate at 3 months and progression-free rate at 6 months, duration of response, stable disease or better rate, change in Eastern Cooperative Oncology Group or ECOG and performance status, as well as assessments of safety and tolerability, pharmacokinetics and biomarkers. The FDA and the European Commission have granted TH-302 orphan drug designation for the treatment of soft tissue sarcoma.

In July 2013, we announced a protocol amendment to the 406 trial. The changes to the protocol included enrollment of 170 additional patients so that the target sample size was increased from 450 patients as originally planned to 620 patients. This increase was intended to adjust for new assumptions about the primary endpoint of overall survival, based on the latest medical findings in soft tissue sarcoma clinical research. Specifically, research in the field suggests that patients who receive standard of care treatment (the same as being used in the control arm of our study) may live longer than has historically been reported. The addition of patients to the 406 trial was required to maintain the statistical power of the study and the ability to detect a clinically meaningful effect of TH-302 with a robust level of statistical significance. The U.S. FDA agreed to the amendment under the existing SPA. In December 2013, we announced that the target enrollment of 620 patients was achieved.

This 406 trial for TH-302 was initiated following results from a multi-center, dose-escalation Phase 1/2 trial of TH-302 in patients with soft tissue sarcoma (which we refer to as the 403 trial). The 403 trial was designed to determine the safety, efficacy and pharmacokinetics of TH-302 in combination with full-dose doxorubicin in patients with soft tissue sarcoma followed by TH-302 maintenance monotherapy for patients who had not progressed after six cycles of combination therapy. Dose-limiting toxicities at a TH-302 dose of 340 mg/m2 were Grade 4 thrombocytopenia and Grade 3 infection with Grade 4 neutropenia. The maximum tolerated dose (MTD) of 300 mg/m2 was established for TH-302 in combination with the approved dose of 75 mg/m2 doxorubicin with prophylactic growth factor support. Enrollment was expanded at the MTD, and a total of 91 patients with advanced soft tissue sarcoma previously untreated with systemic chemotherapy were enrolled and treated at the MTD.

At the 2012 annual meeting of the Connective Tissue Oncology Society, updated data from the Phase 2 portion of the 403 trial were presented including median progression free survival of 6.7 months (95% confidence interval (CI): 6.2 to 8.1 months); median overall survival of 21.5 months (95% CI 16.0 to 27.6 months); one-year survival of 73% (95% CI: 63% to 82%); two-year survival of 44% (95% CI: 32% to 55%); and overall best response (partial and complete responses, unconfirmed) of 36%.

Development Activities Planned for 2014: Though we will remain blinded to the data from the ongoing 406 trial, an Independent Data Monitoring Committee, or IDMC, which monitors unblinded patient safety on an ongoing basis, will conduct an interim efficacy and safety analysis after 235 deaths are reported. Current projections suggest that the required number of events may be reached around mid-2014, with the interim analysis to be conducted thereafter. However, because the interim analyse is event-driven, which we do not control, we cannot predict with certainty when the interim analyse will commence. The interim efficacy analysis is designed to allow for the early termination of the study based on achieving a pre-specified improvement in overall survival and the recommendation of the IDMC. Early termination of the study may also result if the IDMC determines that the 406 trial would be unlikely to meet its primary endpoint of overall survival or if unexpected safety events altering the risk-benefit profile are observed. If the IDMC recommends that the study continue as planned, we will remain blinded to the data until the primary analysis of overall survival is conducted, which is scheduled to occur after 434 deaths are reported. We currently project that, unless the IDMC recommends the trial end early, the required number of events may be reached in mid-2015, with the primary analysis of overall survival to be conducted thereafter.

TH-302 program in pancreatic cancer

In December 2012, our partner Merck KGaA opened the global pivotal Phase 3 MAESTRO clinical trial assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. MAESTRO stands for TH-302 in the treatment of MetastAtic or unrESectable pancreaTic adenocaRcinOma.

The MAESTRO trial is a randomized, placebo-controlled, international, multi-center, double-blind Phase 3 clinical trial of TH-302 plus gemcitabine compared with placebo plus gemcitabine and is expected to enroll 660 patients. The primary efficacy endpoint is overall survival; the secondary endpoints include efficacy measured by progression-free survival, overall response rate and disease control rate, as well as assessments of safety and tolerability, pharmacokinetics and biomarkers. The study is being conducted under an SPA with the FDA.

The MAESTRO trial was initiated following results from a randomized, controlled Phase 2b clinical trial of TH-302 in combination with gemcitabine in patients with first-line pancreatic cancer (which we refer to as the 404 trial). A total of 214 patients with previously untreated, locally advanced, unresectable or metastatic pancreatic adenocarcinoma were enrolled and treated in the clinical trial at 45 sites in the U.S. Patients were randomized equally into one of three cohorts: TH-302 at a dose of 240 mg/m2 plus gemcitabine (G+T240) or TH-302 at a dose of 340 mg/m2 plus gemcitabine (G+T340) or gemcitabine alone. If a patient’s cancer progressed while on gemcitabine alone, the patient could crossover and be randomized into one of the TH-302 plus gemcitabine cohorts. The primary efficacy endpoint of the trial was a comparison of progression-free survival between the two pooled combination arms and the gemcitabine alone arm. The secondary endpoints were overall response rate, overall survival, event-free survival, CA 19-9 (a serum biomarker) response rate as well as various safety parameters.

In February 2012, we announced top-line results that the primary endpoint in the 404 trial was achieved, showing a median progression-free survival of 5.6 months for patients treated with the combination of TH-302 at 240 mg/m2 and 340 mg/m2 compared with 3.6 months for patients treated with gemcitabine alone. The progression-free survival hazard ratio comparing the TH-302 combinations to gemcitabine alone was 0.61 (95% CI: 0.43 – 0.87), which was highly statistically significant (p=0.005).

Updated results from the 404 trial were reported at the 2012 annual meeting of the American Association of Cancer Research (AACR), the 2012 annual meeting of the European Society of Medical Oncology (ESMO), and, most recently, at the 2013 American Society of Clinical Oncology Gastrointestinal Cancers Symposium (ASCO-GI). As presented at ASCO-GI 2013, results from the 404 trial showed a consistent dose effect in terms of improved progression-free survival, increased objective response rate, and decreased CA 19-9 levels in the G+T340 arm compared with the G+T240 and the gemcitabine-alone arms. There was a significant improvement (p=0.008) in progression-free survival associated with 41% reduction of risk for disease progression or death for patients treated with G+T340. This represented a 2.4-month increase in median progression-free survival for patients receiving G+T340 compared with gemcitabine alone. The 12-month overall survival rates were also in favor of the G+T340 treatment group compared with the control arm (38% vs. 26% (p=0.13)). Median overall survival for G, G+T240, and G+T340 was 6.9, 8.7, and 9.2 months, respectively; the differences between treatment groups were not significant, which may be at least partially explained by control arm patients with progressive disease crossing over to one of the G+T treatment arms. In other words, patients receiving gemcitabine alone who crossed over to receive gemcitabine plus TH-302 upon disease progression did contribute to the survival of the control arm. While not statistically significant, the improvement in median overall survival in the gemcitabine plus TH-302 treatment arms was consistent with the improvement in median progression-free survival. The most common adverse events were fatigue, nausea and peripheral edema, and were similar in frequency across treatment groups. Skin and mucosal toxicities, predominantly Grade 1 and 2, and myelosuppression, were the most common adverse events related to TH-302 and did not result in increases in treatment discontinuation. Adverse events leading to discontinuation of study treatment as well as serious adverse events were balanced across all treatment arms. Severe (grade 3/4) myelosuppression was more frequent compared to gemcitabine alone. All other severe adverse events were generally below 10%. There was no significant difference in the percentage of patients discontinuing treatment for adverse events across the three treatment arms.

Development activities planned for 2014: Merck KGaA is responsible for conduct and execution of the MAESTRO trial in patients with pancreatic cancer; enrollment in the trial is ongoing.

TH-302 program in advanced melanoma

In August 2013, we announced the start of a Phase 2 clinical trial to evaluate the efficacy and safety of TH-302 in patients with melanoma. The study will also investigate a range of biomarkers including serum, tumor biopsy, and PET imaging hypoxia biomarkers that may predict treatment outcomes and be associated with tumor response to TH-302 therapy. The Phase 2 clinical trial is a single-arm, multi-center study investigating the clinical efficacy and safety of TH-302 administered at 480 mg/m2 weekly on a 28-day cycle (three weeks on, one week off) in up to 40 patients with advanced melanoma. The primary endpoint is three-month progression-free survival. Secondary endpoints include response rate, duration of response, overall survival, safety and evaluation of potential imaging, serum, and tissue biomarkers that may be associated with tumor response and predict for efficacy and safety of TH-302 therapy.

Development activities planned for 2014: Enrollment in the trial is ongoing and additional clinical trial sites are being opened.

TH-302 program in hematological malignancies: leukemia and multiple myeloma

The role of hypoxia in the pathogenesis of hematological malignancies (also known as blood cancers, for example, leukemias and multiple myeloma) and its role in disease progression is an emerging area of active research in the cancer biology community. Preclinical studies have been conducted to investigate TH-302 in models of multiple myeloma. In vitro studies demonstrated that TH-302 induces apoptosis (programmed cell death) and has strong synergistic cytotoxic effect in combination with bortezomib, a proteasome inhibitor indicated for the treatment of patients with multiple myeloma. In vivo models of multiple myeloma demonstrated that the combination of TH-302 plus bortezomib was associated with statistically significant improvements in multiple disease parameters including a reduction in circulating paraprotein levels, the standard endpoint for assessing drug efficacy in multiple myeloma. Preclinical studies have also investigated TH-302 in models of leukemia. TH-302 treatment resulted in marked in vitro hypoxic-specific cell death of human leukemia cells under the same conditions where traditional chemotherapeutic agents such as cytarabine and doxorubicin were not effective. In vivo, TH-302 treatment significantly inhibited leukemia disease progression in a preclinical model of human leukemia. These studies in hematological malignancy models provide the basis for the ongoing clinical trials of TH-302 in patients with multiple myeloma and leukemia.

TH-CR-407 Phase 1 Trial in Patients with Advanced Leukemias

In June 2010, we initiated a Phase 1 open label clinical trial of TH-302 designed to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of TH-302 in patients with advanced leukemia (which we refer to as the 407 trial). The starting dose of TH-302 was 120 mg/m2 administered daily for 5 days of a 21-day cycle. At the highest dose investigated in this study (550 mg/m2), two patients developed dose limiting mucosal toxicity. The maximum tolerated daily dose of TH-302 was established at 460 mg/m2. Early results of this trial suggested activity of TH-302 monotherapy as evidenced by stabilization or reduction of bone marrow and peripheral blast counts in some patients. Thus, a second dosing regimen was evaluated in which TH-302 was administered as a continuous infusion over a 5-day period.

In December 2013, updated results were presented at the 55th Annual Meeting of the American Society of Hematology (ASH). A total of 49 patients with previously treated acute myeloid leukemia, or AML (n=39), acute lymphoblastic leukemia or ALL (n=9) or chronic myeloid leukemia or CML in the blast phase (n=1) initiated therapy with TH-302. In the first part of the trial, a total of 38 patients received 30-minute bolus administration of TH-302 at escalating doses of 120 – 550 mg/m2 (depending on the dose cohort) daily on days 1-5 of a 21-day cycle. In the second part of the trial, a total of 11 patients received TH-302 as a continuous infusion on days 1-5 of a 21-day cycle. Two of three patients treated with continuous infusion of TH-302 (460 mg/m2/day) experienced dose-limiting toxicities of Grade 3 mucositis or Grade 3 hyperbilirubinemia; continuous administration maximum-tolerated dose was established at 330 mg/m2/day.

Generally, a significant rapid cytoreduction was documented early in Cycle 1, but was not maintained prior to initiation of the next cycle. Two AML patients who received 550 mg/m2 bolus TH-302 had complete resolution of leukemia cutis. One AML patient at 550 mg/m2 bolus TH-302 had a complete response with incomplete platelet recovery (CRp), and one AML patient at 440 mg/m2 bolus TH-302 had a complete response.

Development Activities Planned for 2014: Enrollment in the 407 trial is complete, and the trial is in the process of being closed. The responses observed in these very difficult to treat patients are consistent with the monotherapy activity that we have previously observed in a variety of solid tumors. The potential for further evaluation of TH-302 in combination with other chemotherapies for the treatment of advanced leukemias will be assessed.

TH-CR-408 Phase 1/2 Trial in Patients with Multiple Myeloma

In March 2012, we initiated a Phase 1/2 open label clinical trial of TH-302 to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of TH-302 in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). The objectives of the 408 trial are to determine the maximum tolerated dose, dose-limiting toxicity, safety, tolerability, clinical activity and pharmacokinetics of TH-302 in patients with multiple myeloma. The study has three parts. The first part is designed to establish the maximum tolerated dose of TH-302 in combination with dexamethasone. This dose of TH-302 will be further evaluated in combination with dexamethasone in additional patients in the second part of the study. Lastly, the combination of TH-302 and dexamethasone with Velcade® (bortezomib, a proteasome inhibitor currently used to treat patients with multiple myeloma) will be investigated.

The dose of TH-302 administered in the dose escalation portion of the study was 240, 340, or 480 mg/m2 (depending on the dose cohort into which a patient enrolled) given on days 1, 4, 8, and 11 of a 21-day cycle, with 40 mg dexamethasone given on the same days as TH-302. Early results from the dose escalation component of the 408 trial were presented at the ASCO annual meeting in mid-2013 and at the ASH annual meeting in December 2013. As presented at ASH, 14 patients initiated therapy. These patients were heavily pretreated having received 3 to 11 prior treatments (median of 6.5) and all having received a regimen containing bortezomib, an immunomodulatory agent lenalidomide and/or thalidomide, and an alkylating agent. Patients received one to 19 cycles (median of 4 cycles) 3-week cycles of therapy with TH-302 and dexamethasone. No dose-limiting toxicities were reported during Cycle 1 at TH-302 doses of 240 or 340 mg/m2. Two dose-limiting toxicities of Grade 3 stomatitis were reported during Cycle 1 for the two patients treated at 480 mg/m2. Therefore, the maximum tolerated dose was determined to be 340 mg/m2 TH-302. The most frequent Grade 3/4 side effects were thrombocytopenia, leukopenia, anemia, and neutropenia.

Thirteen patients were evaluable for response. Two patients achieved a partial response and 3 patients achieved a minimal response, with the combination of the 2 types of responses comprising a clinical benefit rate of 38 percent. Seven patients had stable disease and one patient had progressive disease. Two patients, one with a partial response and one with stable disease, remained on the study for more than one year (13 to 15 months) before discontinuing. There are few treatment options for patients with advanced multiple myeloma that stop responding to bortezomib and lenalidomide, and responses to subsequent salvage therapy have historically been extremely low. The preliminary results suggest that the combination of TH-302 with dexamethasone is active in some heavily pretreated patients who have failed conventional therapy.

The 408 trial was initially opened at the Dana-Farber Cancer Institute. As announced in December 2013, we have expanded the 408 trial to additional sites to help accelerate enrollment.

Development Activities Planned for 2014: We are currently enrolling patients into the second part of the trial in an effort to better characterize the efficacy and safety of TH-302 at 340 mg/m2 in combination with dexamethasone; we expect to complete enrollment of 15 patients around the middle of 2014. By year-end 2014, we expect to initiate the third part of the trial designed to evaluate the addition of a proteasome inhibitor to the therapeutic regimen.

TH-302 program with antiangiogenics

Antiangiogenics are a relatively new class of anticancer therapies that target the tumor vasculature. A goal of antiangiogenic therapy is to “starve” tumors by disrupting the blood vessel network supplying tumors with oxygen and nutrients needed for survival and growth. While antiangiogenics have proven to be an important new class of targeted cancer therapy, essentially all tumors eventually become resistant to these treatments. Emerging preclinical research suggests that antiangiogenics may also induce tumor hypoxia. Co-targeting tumor angiogenesis and tumor hypoxia, which is believed to be a key driver of treatment resistance, is one approach to potentially prevent or reverse this mechanism of treatment resistance. As TH-302 is designed to be selectively activated under conditions of severe tumor hypoxia, the combination of TH-302 with antiangiogenic therapy has the potential to be an effective anticancer treatment. Preclinical models demonstrated enhanced antitumor activity of TH-302 when used in combination with antiangiogenic therapies (sunitinib and sorafenib), which was directly related to the amount of hypoxia induced by different doses of these antiangiogenics.

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

•	TH-IST-4003: A Phase 1/2 safety and efficacy study of TH-302 in combination with bevacizumab in patients with recurrent glioblastoma following bevacizumab failure.

•	TH-IST-4001: A Phase 1 dose-escalation study of TH-302 in combination with pazopanib in patients with advanced solid tumors.

•	TH-IST-4004: A Phase 1/2 study of TH-302 in combination with sorafenib in patients with advanced renal cell carcinoma (RCC) and patients with advanced hepatocellular carcinoma (HCC)

TH-CR-410 Phase 1 Dose Escalation Trial of TH-302 and Sunitinib in Patients with RCC, GIST, and PNET

The 410 trial is evaluating standard full dose sunitinib (50 mg) administered daily (Days 1 – 28 of a 6-week cycle) with TH-302 (240 mg/m2 to 480 mg/m2) administered on days 8, 15 and 22. In 2013, preliminary data from the 410 trial were published online in the ASCO 2013 Annual Meeting Proceedings, and updated preliminary results from 12 patients were reported at the 2013 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. As reported at AACR-NCI-EORTC, no dose-limiting toxicities were observed in the 4 patients treated in the initial cohort at 240 mg/m2. One of 6 evaluable patients treated at 340 mg/m2 had a dose-limiting toxicity of Grade 3 stomatitis. Grade 3 thrombocytopenia and neutropenia were reported in 3 (25%) and 4 (33%) patients, respectively; Grade 4 neutropenia was reported in one patient (8%). Fatigue, nausea, and vomiting were the most common nonhematologic adverse events occurring in 83%, 75%, and 67% of patients, respectively. All cases were grade 1 or 2 except for one report of grade 3 nausea. Partial responses were achieved by one of four (25%) evaluable GIST patients (confirmed) and three of eight (37.5%) evaluable RCC patients (one confirmed). All four patients with partial responses had received prior sunitinib.

Development Activities Planned for 2014: We expect to complete enrollment of additional patients at 480 mg/m2 in the second half of the year to determine the maximum tolerated dose of TH-302 in combination with sunitinib; plans for further investigation of this combination will be assessed.

TH-IST-4003: Phase 1/2 Trial of TH-302 and Bevacizumab in Patients with Glioblastoma Following Bevacizumab Failure

The 4003 trial is evaluating TH-302 in combination with Avastin® (bevacizumab) in patients with recurrent glioblastoma following bevacizumab failure. Chemotherapy with radiotherapy is standard care for newly diagnosed glioblastoma. Bevacizumab is approved in the U.S. for progressive disease following prior therapy. After disease progression on bevacizumab, patients may start a subsequent bevacizumab-containing regimen. These patients typically progress in 5 to 8 weeks.

Preliminary results from the 4003 trial were reported at the ESMO 2012 Congress, and most recently in November 2013 at the 4th Quadrennial World Federation of Neuro-Oncology (WFNO) meeting held in conjunction with the 18th annual 2013 Scientific Meeting and Education Day of the Society for Neuro-Oncology (SNO). No dose-limiting toxicity had been reported at doses of TH-302 up to 670 mg/m2 plus bevacizumab at 10 mg/kg every two weeks. Preliminary data in 14 patients showed one patient achieved a complete response and two patients achieved partial responses according to Response Assessment in Neuro-Oncology (RANO) criteria.

Status: Patients continue to be enrolled in the 670 mg/m2 TH-302 cohort in this investigator-sponsored trial.

TH-IST-4001: Phase 1 Dose Escalation Trial of TH-302 and Pazopanib in Patients with Advanced Solid Tumors

The 4001 trial evaluated TH-302 in combination with pazopanib in patients with advanced solid tumors. Results were reported at the 2013 AACR-NCI-EORTC annual meeting for the 30 patients enrolled with a variety of solid tumors for whom standard therapy or palliative measures were nonexistent or no longer effective. The clinical benefit rate was 76% (n=25 evaluable patients) with three patients with partial responses (12%) and 16 patients with stable disease (64%). The partial responses were observed in patients with neuroendocrine cancer, ovarian cancer, and chondrosarcoma. Treatment-related grade 3 hematological adverse events were reported for neutropenia (7%), thrombocytopenia (7%), and anemia (13%). Treatment-related, grade ≥ 2 nonhematologic adverse events included vomiting/nausea/diarrhea (7% grade 3), mucositis (7% grade 3), hand foot syndrome (all grade 2), and hypertension (all grade 2). No grade 4 adverse events have been reported.

Status: The 4001 trial has completed enrollment; plans for further investigation of TH-302 in combination with pazopanib will be assessed

[18F]-HX4 Investigational PET Imaging Agent for Hypoxia

In March 2013, we announced the acquisition of [18F]-HX4 [flortanidazole (18F)] from Siemens Healthcare. [18F]-HX4 is an investigational Positron Emission Tomography (PET) imaging agent for hypoxia developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. PET is a non-invasive nuclear medical imaging technique that produces three-dimensional images of certain functional processes in the entire body or selected organs and tissues. [18F]-HX4 contains a short-lived radioisotope, 18F, which can be detected in a PET scanner. PET imaging is used to help physicians diagnose and treat cancer and is routinely performed in cancer treatment centers globally. [18F]-HX4 has a 2-nitroimidazole “trigger” that is designed to be activated under the extreme hypoxic conditions generally found in tumors but not typically in normal healthy tissue, therefore it will accumulate more in these hypoxic regions. Clinical data has demonstrated the potential of [18F]-HX4 to quantify the degree of hypoxia within different tumors. Threshold initially intends to develop [18F]-HX4 to determine a patient’s tumor hypoxia profile, which may identify patients who will best respond to Threshold’s hypoxia-targeted therapeutics.

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

The table below depicts the latest estimates from the American Cancer Society on expected 2014 incidence and deaths for cancers in the United States that we consider therapeutic areas of interest for TH-302.

Type of Cancer	New Cases	Deaths
Prostate cancer	233,000	29,480
Lung cancer	224,210	159,260
Melanoma	76,100	9,710
Kidney and Renal Pelvis	63,920	13,860
Head and Neck	55,070	12,000
Leukemia (all)	52,380	24,090
Pancreatic cancer	46,420	39,590
Liver (& intrahepatic bile duct)	33,190	23,000
Brain (& other nervous system)	23,380	14,320
Myeloma	24,050	11,090
Soft tissue sarcoma (including heart)	12,020	4,740

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

Pancreatic Cancer

It is estimated that approximately 46,000 cases of pancreatic cancer are diagnosed in the U.S. every year. Pancreatic cancer is the twelfth most common in the U.S. Almost 67% of cases are diagnosed in people aged

65 and over; it is uncommon in people under the age of 40. Pancreatic cancer has a low survival rate regardless of stage of disease, with approximately 95% of patients dying from their disease within 5 years. It is estimated that there are around 39,000 deaths from pancreatic cancer in the U.S. alone each year.

Gemcitabine is the current standard of care for patients with pancreatic cancer and is associated with a median overall survival of approximately 6 months and an overall response rate of approximately 8%. Two other therapeutic agents have been approved for the first-line treatment of patients with pancreatic cancer. Erlotinib, is approved for the first line of treatment of patients with pancreatic cancer based on its registrational Phase 3 study in combination with gemcitabine shown to convey a median overall survival of 6.4 months and overall response rate (complete plus partial response rate) of 8.6%. Nab-paclitaxel was approved by the FDA as first–line treatment for patients with metastatic adenocarcinoma of the pancreas, in combination with gemcitabine. Approval was based on an 861-patient Phase 3 clinical trial in chemotherapy-naïve patients with metastatic pancreatic cancer. Nab-paclitaxel plus gemcitabine demonstrated a statistically significant improvement in median overall survival compared to gemcitabine alone (8.5 vs. 6.7 months) (HR 0.72, P<0.0001).

Glufosfamide

From 2004 through 2009 we conducted clinical development of glufosfamide, a drug candidate that shares certain structural characteristics with glucose but acts instead as a chemotherapeutic agent when taken up by a cell. In October 2009, we entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. or Eleison. Pursuant to the agreement we granted Eleison exclusive worldwide rights to manufacture, develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. We and Eleison will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing. We have no further development plans for glufosfamide.

In October 2013, Eleison announced that it had initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of patients with pancreatic cancer. According to their corporate news release, this pivotal trial will enroll patients with relapsed or refractory pancreatic cancer following prior chemotherapy treatment. The randomized, open-label trial is being conducted to evaluate the safety and efficacy of glufosfamide, with a target enrollment of 480 patients. The primary endpoint is overall survival with a number of pre-specified secondary endpoints. The trial will exclude insulin-treated diabetic patients. Eleison has an agreement with the FDA on an SPA for this Phase 3 clinical trial. The trial is expected to be completed in 2015.

Discovery Research

We have research programs focused on better understanding the mechanism and maximizing the effectiveness of TH-302 in the treatment of cancer as well as identifying new therapeutic candidates that target the microenvironments of solid tumors and some hematological malignancies. The general nature of hypoxia in cancers offers the possibility for cancer therapeutics which are broadly useful in many indications with an associated large market opportunity. It is also now known that certain anticancer therapies (e.g. antiangiogenic agents) lead to an increase in tumor hypoxia and may support the combination of those therapies with hypoxia-targeted agents.

Our most advanced efforts targeting the tumor microenvironment are the design and development of novel hypoxia activated cytotoxic prodrug compounds. The prodrug concept is well established in chemotherapy and was initially only employed to modify the pharmacokinetic properties of compounds through non-specific activation processes. More recently the concept has been applied to the design of agents that are selectively activated in tumor tissues through specific activation processes. Our prodrug candidates typically have two distinct parts, a toxic portion (the chemotherapeutic toxin) and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated, for example, by the low oxygen concentration in the hypoxic zones of solid tumors and some hematological malignancies. Once activated, the toxin kills cells in its vicinity. We have designed prodrug candidates that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. TH-302 was our first product candidate from this program and we are pursuing the potential development of other hypoxia activated prodrugs as well as prodrugs activated by other tumor-specific conditions. Lead compounds have demonstrated promising in vitro activity and additional characterization, evaluation and optimization of these compounds is currently underway.

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

Manufacturing and Supply

We do not have our own manufacturing capability for the active pharmaceutical ingredient, or API, or the final drug product of TH-302. Under our license and co-development agreement with Merck KGaA, Merck KGaA has exclusive rights to manufacture TH-302 for clinical and commercial use, except that we have the right to obtain clinical supply of TH-302 for clinical trials for United States approval of TH-302 for soft-tissue sarcoma and for any other clinical trials for which we are responsible. For these latter cases, we can obtain clinical supply directly from existing or new suppliers. To date, however, we have relied on, and we expect to continue to rely on, a limited number of third-party single source contract manufacturers and excipient suppliers for the TH-302 API and TH-302 drug product to meet our and Merck KGaA’s clinical supply needs of TH-302. We have no long-term commitments or commercial supply agreements with any of our TH-302 suppliers.

While we have developed plans to meet our and Merck KGaA’s clinical supply needs for our ongoing clinical trials of TH-302, we base our estimates for the amount of drug product we will need on assumptions about trial enrollment and trial dose levels. If we are not successful in having sufficient quantities of TH-302 API and drug product manufactured, or if manufacturing is interrupted at our single source contract manufacturers for TH-302 API and TH-302 drug product due to regulatory or other reasons, or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our TH-302 clinical program. In any event, additional agreements for more supplies of each of our product candidates, including TH-302, will be needed to complete clinical development and/or commercialize them. In this regard, Merck KGaA may need to enter into agreements for additional supplies of TH-302 to commercialize it or develop such capability itself. These products will need to satisfy all cGMP manufacturing requirements, including passing product specifications. Our or Merck KGaA’s inability to satisfy these requirements could delay our clinical programs. If TH-302 or any of our other product candidates is approved by the FDA or other regulatory agencies for commercial sale, we or Merck KGaA as applicable, will need to have it manufactured in commercial quantities. It may not be possible to successfully manufacture commercial quantities of TH-302 or increase the manufacturing capacity for TH-302 or any of our other product candidates in a timely or economically feasible manner.

During the years ended December 31, 2013, 2012 and 2011, we spent $29.3 million, $18.8 million and $24.4 million, respectively, on research and development, including product development, discovery research and contract manufacturing activities.

License and Development Agreements

Agreement with Merck KGaA

On February 3, 2012, we entered into a global license and co-development agreement for TH-302 with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided us an option to co-commercialize TH-302 in the United States. To date we have received upfront and milestone payments of $110 million, including $12.5 million subsequent to December 31, 2013. We can earn additional potential milestone payments of up to $440 million, comprised of $100 million in development and regulatory milestones and $340 million in sales-based milestones.

In the United States, we have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. We and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, we retain the option to co-promote TH-302 in the United States. Additionally, we retain the option to co-commercialize TH-302 in the United States, upon the achievement of certain sales or regulatory milestones, allowing us to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales in these territories. The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country and product by product basis until the later of the last to expire patent covering such product containing TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck KGaA has the right to terminate the agreement on limited notice to us, and each party has the right to terminate the agreement following uncured material breach by the other party.

Agreement with Eleison Pharmaceuticals, Inc.

On October 14, 2009, we entered into an exclusive license agreement with Eleison. Pursuant to the agreement we granted Eleison exclusive worldwide rights to manufacture, develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. We and Eleison will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing.

Eleison will pay us 50% of its profits from commercialization on a quarterly basis, beginning on the date of first commercial sale, if any. Eleison has the right to sublicense some or all of its rights under the agreement, and will pay us 50% of amounts received under any sublicenses, including, without limitation, any royalty payments, license fee payments, milestone payments and payments for any equity or debt purchases by a sublicensee, within 30 days of the receipt of any such amounts or payments by Eleison. Eleison will bear all costs associated with development, commercialization and patent prosecution, and will control product development and commercialization. In addition, Eleison will be responsible for all royalty and milestone payments due under certain agreements pursuant to which we licensed rights related to glufosfamide. The agreement contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to continue clinical development activities with glufosfamide. In 2011, we received a $0.1 million payment, which represents our 50% share of an upfront payment from a sublicense by Eleison.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of February 26, 2014, we owned 80 U.S. and foreign patents and patent applications relating to TH-302 and its manufacture, formulation and use, each of which are either exclusively (e.g., those related to methods of manufacture or optional sole commercialization rights) or co-exclusively licensed to Merck KGaA. These consisted of 6 issued U.S. patents expiring from 2024 to 2030 and 24 issued foreign patents expiring from 2024 to 2027 (in each case, without including any regulatory-delay based patent term extension), as well as 8 pending U.S., 4 pending Patent Cooperation Treaty and 38 pending foreign national patent applications, which, if issued, would in each case expire from 2024 to 2033 (without including any regulatory- or patent-delay based patent term extension).

Although we have U.S. and foreign issued patents that cover certain hypoxia-targeted prodrugs, including TH-302, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia-targeted prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia-targeted prodrug product candidates.

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

Competition

We operate in the highly competitive segment of the pharmaceutical market comprised of pharmaceutical and biotechnology companies that research, develop and commercialize products designed to treat cancer. Many of our competitors have significantly greater financial, manufacturing, marketing, research and product development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approval for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also compete with these organizations to recruit scientists and clinical development personnel.

Each cancer indication for which we are or may be developing products has a number of established medical therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing cancer development programs, including traditional therapies and therapies with novel mechanisms of action. Our TH-302 product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than TH-302. These products or technologies might render our technology obsolete or noncompetitive. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with TH-302.

Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, TH-302 would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. If approved for sale for soft tissue sarcoma, TH-302 could potentially compete with doxorubicin or the combination of doxorubicin and ifosfamide, generic products sold by many manufacturers.

Governmental Regulation and Product Approval

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries.

United States Regulation

Before any of our products can be marketed in the United States, they must secure approval by the FDA. To secure this approval, any drug we develop must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate’s safety and effectiveness for each chosen indication for use. This extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, import, export, advertising, promotion, sale, and distribution of biopharmaceutical products.

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

Clinical Trials

Clinical trials for new drug candidates are typically conducted in three sequential phases, under cGCPs, that may overlap. Phase 1 clinical trials involve the initial introduction of the drug candidate into humans and are conducted in volunteers or in patients with a specific disease depending on the intended use of the drug and its potential safety profile. The emphasis in Phase 1 is on testing for safety (adverse effects), dosage, tolerance, absorption, metabolism, distribution, excretion, and preliminary clinical pharmacology. Phase 2 clinical trials involve a limited patient population to determine the initial efficacy of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. When a compound shows evidence of effectiveness along with an acceptable safety profile in Phase 2 clinical trials the drug is moved to Phase 3 development. Phase 3 clinical trials are undertaken to more fully evaluate the safety and efficacy and to establish the overall risk/benefit profile of the drug. These Phase 3 clinical trials are the basis for determining if the drug should be approved for commercialization. During all clinical trials, physicians monitor patients to determine effectiveness of the drug candidate and observe and report any adverse effects or safety risks that may result from use of the drug candidate. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the drug is not sufficiently efficacious to continue further studies.

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s safety profile and efficacy, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. Under applicable laws and FDA regulations, each NDA submitted for FDA assessment is reviewed for filing within 60 days following submission of the NDA. If deemed acceptable, the FDA will “file” the NDA, thereby initiating the review clock triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of reviewing and acting on NDAs within six months of filing for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months of filing for standard NDAs. Priority review is assigned by the FDA to drugs that it determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Following a complete review of the application the FDA will either issue an approval or a complete response letter outlining the deficiencies in the submission, which may require substantial additional testing or information for the FDA to reconsider the application. The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

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

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called postmarketing, or Phase 4 studies, may be made a condition to be satisfied after a drug receives approval. The results of postmarketing studies can confirm the effectiveness of a product candidate and can provide important safety information to augment the FDA’s voluntary adverse drug reaction reporting system. The product may be subject to withdrawal of the approval if effectiveness is not confirmed in the Phase 4 studies. Any products manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

Special Protocol Assessments

A clinical trial sponsor may submit a request for an SPA from the FDA. Under the SPA procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances, such as when a substantial scientific issue essential to determining the safety and effectiveness of a product candidate is identified after a Phase 3 clinical trial is commenced and agreement is obtained with the FDA. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. The FDA, however, may make an approval decision based on a number of factors, including the degree of clinical benefit, and the FDA is not obligated to approve an NDA as a result of an SPA, even if the clinical outcome is positive.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years. These circumstances are an inability to supply the drug in sufficient quantities or a situation in which a new formulation of the drug has shown superior safety or efficacy or a major contribution to patient care. This exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

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

The Hatch-Waxman Amendments also provide for a period of statutory protection for new drugs that receive NDA approval from the FDA. If a new drug receives NDA approval as a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety, then the Hatch-Waxman Amendments prohibit an abbreviated new drug application or an NDA where the applicant does not own or have a legal right of reference to all of the data required for approval, or a “505(b)(2)” NDA, to be submitted by another company for a generic version of such drug, with some exceptions, for a period of five years from the date of approval of the NDA. The statutory protection provided pursuant to the Hatch-Waxman Amendments will not prevent the filing or approval of a full NDA. In order to gain approval of a full NDA, however, a competitor would be required to conduct its own preclinical investigations and clinical trials. If NDA approval is received for a new drug containing an active ingredient that was previously approved by the FDA but the NDA is for a drug that includes an innovation over the previously approved drug, for example, an NDA approval for a new indication or formulation of the drug with the same active ingredient, and if such NDA approval was dependent upon the submission to the FDA of new clinical investigations, other than bioavailability studies, conducted or paid for by the sponsor, then the Hatch-Waxman Amendments prohibit the FDA from making effective the approval of an ANDA or a 505(b)(2) NDA for a generic version of such drug for a period of three years from the date of the NDA approval. This three year exclusivity, however, only covers the innovation associated with the NDA to which it attaches. Thus, the three year exclusivity does not prohibit the FDA, with limited exceptions, from approving ANDAs or 505(b)(2) NDAs for drugs containing the same active ingredient but without the new innovation.

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

Finally, the Hatch-Waxman Amendments require, in some circumstances, an ANDA or a 505(b)(2) NDA applicant to notify the patent owner and the holder of the approved NDA of the factual and legal basis of the applicant’s opinion that the patent listed by the holder of the approved NDA in FDA’s Orange Book is not valid or will not be infringed (the patent certification process). Upon receipt of this notice, the patent owner and the NDA holder have 45 days to bring a patent infringement suit in federal district court and obtain a 30-month stay against the company seeking to reference the NDA. The NDA holder could still file a patent suit after the 45 days, but if they did, they would not have the benefit of the 30-month stay. Alternatively, after this 45-day period, the applicant may file a declaratory judgment action, seeking a determination that the patent is invalid or will not be infringed. Depending on the circumstances, however, the applicant may not be able to demonstrate a controversy sufficient to confer jurisdiction on the court. The discovery, trial and appeals process in such suits can take several years. If such a suit is commenced, the Hatch-Waxman Act provides a 30-month stay on the approval of the competitor’s ANDA or 505(b)(2) NDA. If the litigation is resolved in favor of the competitor or the challenged patent expires during the 30-month period, unless otherwise extended by court order, the stay is lifted and the FDA may approve the application. Under the Modernization Act, the patent owner and the NDA holder have the opportunity to trigger only a single 30-month stay per ANDA or 505(b)(2) NDA.

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

Employees

As of December 31, 2013, we had 53 employees, including 17 who hold Ph.D. and/or M.D. degrees. 40 of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Our Corporate Information

We were incorporated in Delaware on October 17, 2001. Our principal executive offices are located at 170 Harbor Way Suite 300, South San Francisco 94080. Our telephone number is (650) 474-8200.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.thresholdpharm.com or by contacting the Investor Relations Department at our corporate offices by calling (650) 474-8200. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this annual report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302, which is our only product candidate in clinical development. If we and Merck KGaA are unable to successfully develop and obtain regulatory approval for TH-302, our ability to generate revenue from product sales will be significantly delayed.

We have focused our development activities on TH-302, and we do not presently have other compounds in clinical development. Substantially all of our efforts and expenditures over the next few years are expected to be devoted to TH-302. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of TH-302. In addition, in February 2012, we entered into a global license and co-development agreement for TH-302 with Merck KGaA, with an option to co-commercialize in the United States. The success of this collaboration and the activities of Merck KGaA will significantly impact the development and potential commercialization of TH-302. In addition, TH-302 is not expected to be commercially available in the near term, if at all. Further, the commercial success of TH-302 will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic and cost-effective alternative to currently available products. If we and Merck KGaA are unable to successfully develop, obtain regulatory approval for and commercialize TH-302, our ability to generate revenue from product sales will be significantly delayed and our business would be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

In addition, the failure of TH-302 to achieve successful clinical trial endpoints, delays in clinical trial enrollment or events or in the clinical development of TH-302 generally, unanticipated adverse side effects related to TH-302 or any other adverse developments or information related to TH-302 would significantly harm our business, our prospects and the value of our common stock. TH-302 is currently the subject of two ongoing pivotal Phase 3 clinical trials being conducted under special protocol assessments, or SPAs, with the U.S. Food and Drug Administration, or FDA: the “406 trial” evaluating TH-302 in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the MAESTRO trial of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. There is no guarantee that the results of either of the ongoing Phase 3 clinical trials will be positive. Negative or inconclusive results in either of the Phase 3 clinical trials could cause the FDA to require that we repeat it or conduct additional clinical trials. Even if we believe that the data from required Phase 3 clinical trials is positive, the FDA could require additional trials or other testing before approving TH-302 for marketing. In this regard, the FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or Merck KGaA’s data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of TH-302. The FDA could also require additional studies or trials to satisfy particular safety concerns noted in our or Merck KGaA’s preclinical or clinical testing. Even if the FDA or other regulatory agency approves TH-302, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. We and Merck KGaA will need to obtain regulatory approval from authorities in foreign countries to market our

TH-302 in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or Merck KGaA fail to obtain approvals from foreign jurisdictions, the geographic market for TH-302 would be limited.

Although we obtained agreement with the FDA on an SPA for our pivotal Phase 3 clinical trial of TH-302 in combination with doxorubicin versus doxorubicin alone in patients with for soft tissue sarcoma and Merck KGaA has obtained agreement with the FDA on an SPA for the pivotal Phase 3 clinical trial of TH-302 in combination with gemcitabine for the treatment of previously untreated locally advanced unresectable or metastatic pancreatic cancer, an agreement on an SPA does not guarantee any  particular outcome from regulatory review, including any regulatory approval.

We have obtained an agreement with the FDA on an SPA for the 406 trial of TH-302. Merck KGaA has also obtained an agreement with the FDA on an SPA for the MAESTRO trial of TH-302. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Reaching agreement on an SPA is not an indication of approvability. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreements, how it will interpret the data and results from the 406 trial and the MAESTRO trial, or whether TH-302 will receive any regulatory approvals.

Additionally, an SPA may be changed only with written agreement of the FDA and sponsor, and any further changes we may propose to the protocol will remain subject to the FDA’s approval. The FDA may not agree to any such amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results will be found to be adequate to support an efficacy claim and product approval. Therefore, despite the potential benefits of an SPA agreement, significant uncertainty remains regarding the clinical development of and regulatory approval process for TH-302, and it is possible that we and Merck KGaA might never receive any regulatory approvals for TH-302.

Pre-clinical studies and Phase 1 or 2 clinical trials of TH-302 may not predict the results of subsequent human clinical trials.

Pre-clinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the result of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of TH-302 for the treatment of different types of cancer may not accurately predict the ability of TH-302 to treat cancer effectively in humans. TH-302 may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our drug candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after encouraging results in earlier clinical trials.

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including in Phase 2 clinical trials, does not ensure that later clinical trials will be successful. Our initial results from clinical trials of TH-302 in Phase 1 and Phase 2 clinical trials also may not be confirmed by later analysis or in subsequent larger clinical trials, including in the 406 trial and the MAESTRO trial. In particular, the results that achieved the primary endpoint for progression-free survival in the Phase 2b trial of TH-302 in pancreatic cancer may not predict the results of overall survival for patients in the same study or subsequent studies, including in the MAESTRO trial. As a result, despite the results reported in earlier clinical trials for TH-302, we do not know whether the ongoing Phase 3 clinical trials or other clinical trials that we or Merck KGaA may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market TH-302. Our and Merck KGaA’s failure to successfully complete clinical trials and obtain regulatory approval for TH-302 would materially and adversely affect our business and our stock price.

We are dependent upon our collaborative relationship with Merck KGaA to further develop, manufacture and commercialize TH-302.

Our success in developing, manufacturing and commercializing TH-302 will depend on our relationship with Merck KGaA. On February 3, 2012, we entered into a global license and co-development agreement for TH-302 with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. In the United States, we have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. We and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. We have rights to co-promote TH-302 in the United States, which we can exercise by giving notice during specified periods, and have the right to co-commercialize TH-302 if certain development or sales milestones are achieved.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Merck KGaA, including:

•	our ability, together with Merck KGaA, to achieve developmental and commercial milestones that will trigger payments to us under the agreement;

•	our ability to fund 30% of the global development expenses of TH-302;

•	we are not able to control any decisions by Merck KGaA regarding the amount and timing of resource expenditures for the development and commercialization of TH-302;

•

Merck KGaA may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon TH-302, repeat or conduct new clinical trials or require a new formulation of TH-302 for clinical testing;

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

•

if TH-302 is approved for commercial sale and we exercise our co-promotion or co-commercialization rights for TH-302 in the United States, if we do not receive timely and accurate information from Merck KGaA regarding sales activities, expenses and resulting operating profits and losses, our estimates at a given point of time could be incorrect and we could be required to record adjustments in future periods or restate our financial results for prior periods;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•

Merck KGaA may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

adverse regulatory or legal action against Merck KGaA resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of TH-302, including federal and state reporting requirements;

•	changes in key management personnel at Merck KGaA, including Merck KGaA’s representatives on the joint steering committee or other committees that are administering the agreement;

•	Merck KGaA could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;

•	changes in key management personnel at Merck KGaA, including Merck KGaA’s representatives on the joint steering committee or other committees that are administering the agreement; and

•

possible disagreements with Merck KGaA regarding interpretation or enforcement of the agreement that could result in the delay or termination of the research, development or commercialization of TH-302 or that could result in costly litigation or arbitration that diverts management’s attention and resources.

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

Under the terms of the agreement, we and Merck KGaA must agree on the development plan for TH-302. If we and Merck KGaA cannot agree, clinical trial progress could be significantly delayed. Further, we are required to fund 30% of the global development expenses of TH-302; if we cease funding development of TH-302 under the collaboration agreement, then we will be entitled to receive a royalty, but will lose our right to co-commercialize TH-302 and share in profits, which could substantially harm our business, financial condition and prospects.

Merck KGaA has the right to terminate the agreement after certain milestones have been met on 90 days’ prior written notice, or following our uncured material breach. If Merck KGaA terminates the agreement at its election, then we shall become responsible for the costs of development and commercialization of TH-302, and there can be no assurance we would be able to do so, or to find another collaborator for the continued development and commercialization of TH-302.

If we are unable to maintain our collaborative relationship with Merck KGaA, we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing TH-302. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing TH-302, which are now being largely funded by Merck KGaA. In the future, we may not be able to locate third-party collaborators to develop and market TH-302 and we may lack the capital and resources necessary to develop TH-302 alone.

Disputes with Merck KGaA may delay or prevent us from further developing, manufacturing or commercializingTH-302, and could lead to litigation against Merck KGaA, which could be time consuming and expensive.

Delays in our or Merck KGaA’s clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to us obtain regulatory approval and commercialize our product candidates.

Delays the progression of our or Merck KGaA’s clinical trials could result in us not meeting previously announced clinical milestones and could materially impact our product development costs and milestone revenue and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

In addition, clinical results are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse safety events, including patient fatalities that may be attributable to TH-302, during a clinical trial could cause the trial to be terminated or require additional studies. Furthermore, some of our clinical trials are overseen by Independent Data Monitoring Committees, or IDMCs. These independent oversight bodies are comprised of external experts who review the progress of the ongoing clinical trials as well as safety from other trials, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials overseen by an IDMC may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results and an IDMC may determine to delay or suspend the trial due to safety or futility findings based on events occurring during a clinical trial. For example, as part of our study protocol for the 406 trial, an IDMC monitors patient safety on an ongoing basis and will conduct an interim efficacy and safety analysis after 235 deaths are reported in the trial. If the IDMC at any time determines that data from the 406 trial give rise to safety concerns, the IDMC could recommend that the 406 trial be halted or substantially modified. Moreover, if as a result of the planned interim efficacy analysis for the 406 trial the IDMC determines that the 406 trial would be unlikely to meet its primary endpoint of overall survival, the IDMC could recommend early termination of the 406 trial. The recommended termination of any of our or Merck KGaA’s ongoing late-stage clinical trials by an IDMC, including the 406 trial, could materially and adversely impact the future development of TH-302, and our business, prospects, operating results, and financial condition may be materially harmed.

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

Our product candidates are designed to target the microenvironment of solid tumors and some hematological malignancies by, in the case of TH-302, harnessing hypoxia for selective toxin activation. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable drugs. Our approach may lead to unintended, or off-target, adverse effects or may lack efficacy or contribution to efficacy in combination with other anti-cancer drugs.

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

Anti-tumor drugs being developed by us, including TH-302, are expected to have undesirable side effects. For example, in clinical trials of TH-302, some patients have exhibited skin and/or mucosal toxicities that have in some cases caused patients to stop or delay therapy. The extent, severity and clinical significance of these or other undesirable side effects may not be apparent initially and may be discovered or become more significant during drug development or even post-approval. These expected side effects or other side effects identified in the course of our clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved. In this regard, TH-302 may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for TH-302.

We have not yet gained sufficient experience with a commercial formulation of TH-302.

The formulation of TH-302 that we and Merck KGaA are using in our clinical trials was recently changed to address issues with a prior formulation that was subject to storage and handling requirements that were not suitable for a commercial product. We developed a new formulation of TH-302 that may be suitable for a commercial product, but additional data will be required to verify this and there can be no assurance that we will be able to do so in a timely manner, if at all. If we are not able to develop a viable commercial formulation of TH-302, then we and/or Merck KGaA may be required to repeat some or all of our respective Phase 3 clinical trials of TH-302, or we and Merck KGaA may need to develop an alternative commercial formulation, either of which could delay, perhaps substantially, our ability to obtain any regulatory approvals of TH-302.

Even though we and Merck KGaA have received orphan drug designation for TH-302, we may not receive orphan drug marketing exclusivity for TH-302. Even if we and/or Merck KGaA obtain orphan drug exclusivity, orphan drug exclusivity would afford us and Merck KGaA limited protection, and if another party obtains orphan drug exclusivity for the drugs and indications we are targeting, we may be precluded from commercializing our product candidates in those indications.

We and Merck KGaA have received orphan drug designation for TH-302 for the treatment of soft tissue sarcoma and pancreatic cancer in the United States and the European Union. Under the Orphan Drug Act in the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. In the EU, orphan drug designation is provided for a drug that is intended to diagnose, prevent or treat a life-threatening or chronically debilitating condition which affects no more than 5 in 10,000 individuals in the EU (approximately 245,000 individuals) and for which no satisfactory method of diagnosis, prevention or treatment of the condition already exists, or if such method does exist, that the orphan product must be of significant benefit to the patient population over existing products. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years in the US and 10 years for the EU. The orphan drug designation also allows a waiver or reduction in select regulatory fees. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

Even if we and Merck KGaA obtain orphan drug exclusivity for TH-302, orphan drug exclusivity may not prevent other market entrants. A different drug, or, under limited circumstances, the same drug may be approved by the FDA for the same orphan indication. The limited circumstances include an inability to supply the drug in sufficient quantities or where a new formulation of the drug has shown superior safety or efficacy. As a result, if TH-302 were approved for soft tissue sarcoma and/or pancreatic cancer, other drugs could still be approved for use in treating the same indications covered by TH-302, which could create a more competitive market for us.

Moreover, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan drug indication. Although we and Merck KGaA have obtained orphan drug designation, if a competitor obtains regulatory approval for TH-302 for the same indication we are targeting before we do, we would be blocked from obtaining approval for that indication for seven years, unless our product is a new formulation of the drug that has shown superior safety or efficacy, or the competitor is unable to supply sufficient quantities.

Failure to successfully develop and obtain regulatory approval for companion diagnostics could harm our drug development and commercialization strategy.

In March 2013, we announced the acquisition of [18F]-HX4 [flortanidazole (18F)] from Siemens Healthcare. [18F]-HX4 is an investigational radiolabeled hypoxia Positron Emission Tomography tracer developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. [18F]-HX4 could potentially be used as a companion diagnostic to hypoxia-targeted therapeutics based on our drug discovery platform. A companion diagnostic is a test or measurement intended to assist physicians in making treatment decisions for their patients. We initially intend to develop [18F]-HX4 to determine a patient’s tumor hypoxia profile, which may identify patients who will best respond to our hypoxia-targeted therapeutics. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as [medical devices] and require separate regulatory approval prior to commercialization. We may encounter difficulties in developing and obtaining approval for [18F]-HX4, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation, and we may have difficulties gaining market acceptance of the use of [18F]-HX4 in the clinical or medical community. Because [18F]-HX4 is at an early stage of development, we have yet to seek a meeting with the FDA to discuss our potential [18F]-HX4 companion diagnostic development plans, and therefore cannot yet know what the FDA will require in order to obtain regulatory approval of [18F]-HX4. In any event, we may not be able to develop or obtain any regulatory approval or clearance for [18F]-HX4, and we may therefore not realize any return on our investment in [18F]-HX4.

We may not develop additional prodrug product candidates suitable for clinical testing, which could limit our growth and revenue potential.

We are focused on the design and development of novel cyotoxic prodrug compounds for the treatment of cancer. However, TH-302 is our only product candidate in clinical development and we may be unable to discover and develop additional product candidates suitable for clinical testing. If we are unable to develop suitable product candidates for clinical testing from our internal efforts, we may pursue additional product candidates through in-licensing. Any growth through in-licensing would depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. If we are unable to develop or obtain suitable product candidates, our growth and revenue potential could be significantly harmed.

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

Even if we obtain regulatory approval for TH-302, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for TH-302, if it achieves marketing approval, may include restrictions on use. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. In the United States, engaging in impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

We do not have a sales force or marketing infrastructure and may not develop an effective one.

Our license and co-development agreement with Merck KGaA gives us the right, under certain circumstances, to co-promote or co-commercialize TH-302. We have no sales experience, as a company. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force and function will require substantial expenditures and will be time-consuming, and we may not be able to effectively recruit, train or retain sales personnel. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues will be lower than if we market and sell any products that we develop ourselves. We may not be able to effectively sell TH-302, if approved, and if we exercise our rights to do so, which could materially harm our business and our financial condition.

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable  future, and our future profitability is uncertain.

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2013, we had an operating loss of $26.0 million and a net loss of $28.4 million, including $2.3 million in non-cash expense related to the change in the fair value of outstanding warrants. Our cumulative net loss since our inception through December 31, 2013 was $351.7 million. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the achievement of certain milestone events under, and the continued effectiveness of, our collaborative arrangement with Merck KGaA;

•	the extent of product development funding under our collaborative arrangement with Merck KGaA;

•	the terms and timing of any future collaborative, licensing, acquisition or other arrangements that we may establish;

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of obtaining regulatory approvals;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and

•	the costs of lawsuits involving us or our product candidates.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to development of TH-302 are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of TH-302 and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend, in part on the outcome of our clinical trials and other clinical and regulatory events, as well as factors related to financial, economic, and market conditions, collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond our control. In addition, our ability to raise additional capital may be dependent upon our common stock remaining listed on the NASDAQ Capital Market. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through additional arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, we may have to delay, reduce the scope of or eliminate some of our research and development, which could delay the time to market for any of our product candidates, if adequate funds are not available.

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

As of December 31, 2013, we had 53 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of production and key business processes.

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers and others.

Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Our prior and potential future equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

Our facilities in California are located near an earthquake fault, and an earthquake or other natural disaster or resource shortage could disrupt our operations.

Important documents and records, such as hard copies of our laboratory books and records for our product candidates, are located in our corporate facilities in South San Francisco, California, near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and could result in additional expense. Although we maintain business interruption insurance coverage, the policy specifically excludes coverage for earthquake and flood.

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-302. If these parties do not manufacture the active pharmaceutical ingredients or  finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates could be delayed.

We do not have our own manufacturing capability for TH-302 API or TH-302 drug product. Under our license and co-development agreement with Merck KGaA, Merck KGaA has exclusive rights to manufacture TH-302 for clinical and commercial use, except that we have the right to obtain clinical supply of TH-302 for clinical trials for United States approval of TH-302 for soft tissue sarcoma and for any other clinical trials for which we are responsible. For these latter cases, we can obtain clinical supply directly from existing or new suppliers. To date, however, we have relied on, and we expect to continue to rely on, a limited number of third-party single source contract manufacturers and excipient suppliers for the TH-302 API and TH-302 drug product to meet our and Merck KGaA’s clinical supply needs of TH-302. We have no long-term commitments or commercial supply agreements with any of our TH-302 suppliers. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

We need to have sufficient TH-302 API and drug product manufactured to meet the clinical supply demands for our and Merck KGaA’s clinical trials. While we have developed plans to meet our and Merck KGaA’s clinical supply needs for our ongoing clinical trials of TH-302, we base our estimates for the amount of drug product we will need on assumptions about trial enrollment and trial dose levels. If we are not successful in having sufficient quantities of TH-302 API and drug product manufactured, or if manufacturing is interrupted at our single source contract manufacturers and excipient suppliers for TH-302 API and TH-302 drug product due to regulatory or other reasons, or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our TH-302 clinical program. In any event, we will need to order additional TH-302 API and drug product and we have in the past experienced delays in the receipt of satisfactory drug product, and any additional delays we may experience in the receipt of satisfactory TH-302 API or drug product could cause significant delays in our clinical trials, which would harm our business. Moreover the need for additional supplies and preparation for registration may require manufacturing process improvements in TH-302 API and drug product. The manufacturing processes improvements for the TH-302 API may require facilities upgrades at our suppliers, which may lead to delays or disruption in supply, or delays in regulatory approval of TH-302. Changes to the formulation of TH-302 for our clinical trials may also require bridging studies to demonstrate the comparability of the new formulation with the old. These studies may delay our clinical trials and may not be successful. If we are not successful in procuring sufficient TH-302 clinical trial material, we may experience a significant delay in our TH-302 clinical program. Finally, we have not engaged any backup or alternative suppliers for parts of our TH-302 supply chain for our clinical trials. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming and would increase the likelihood of a significant delay or interruption in manufacturing or a shortage of supply of TH-302.

In any event, additional agreements for more supplies of each of our product candidates, including TH-302, will be needed to complete clinical development and/or commercialize them. In this regard, Merck KGaA may need to enter into agreements for additional supplies of TH-302 to commercialize it or develop such capability itself. We cannot be certain that Merck KGaA can do so on favorable terms, if at all. Merck KGaA will need to satisfy all current good manufacturing practice, or cGMP, regulations, including passing specifications. Merck KGaA’s inability to satisfy these requirements could delay our clinical programs and the potential commercialization of TH-302 if approved for commercial sale.

If TH-302 or any of our other product candidates is approved by the FDA or other regulatory agencies for commercial sale, we or Merck KGaA as applicable, will need to have it manufactured in commercial quantities. It may not be possible to successfully manufacture commercial quantities of TH-302 or increase the manufacturing capacity for TH-302 or any of our other product candidates in a timely or economically feasible manner. Prior to commercial launch of TH-302, we may be required to manufacture additional validation batches, which the FDA and other regulatory agencies must review and approve. If we and/or Merck KGaA are unable to successfully manufacture the additional validation batches or increase the manufacturing capacity for TH-302 or any other product candidates, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply which could limit sales.

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

In addition, the TH-302 formulation includes excipients that might be available from a limited number of suppliers. We have not signed long term supply agreements with these excipient suppliers. We or Merck KGaA will need to enter into long term supply agreements to ensure uninterrupted supply of these excipients to continuously manufacture clinical batches or commercial supplies, which we and/or Merck KGaA may be unable to do in a timely or economically feasible manner or at all.

We have no control over our manufacturers’ and suppliers’ compliance with manufacturing regulations, and their failure to comply could result in an interruption in the supply of our product candidates.

The facilities used by our single source contract manufacturers must undergo an inspection by the FDA for compliance with cGMP regulations, before the respective product candidates can be approved. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate. In addition, our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed on them (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

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

We are dependent on Eleison to develop and commercialize glufosfamide

We are dependent upon Eleison Pharmaceuticals, Inc., to whom we exclusively licensed glufosfamide in October 2009, to develop and commercialize glufosfamide. Any profit sharing or other payments to us under the Eleison license depend almost entirely upon the efforts of Eleison, which may not be able to raise sufficient funds to continue clinical development activities with glufosfamide. Even if Eleison is successful at raising sufficient funding, it may not be successful in developing and commercializing glufosfamide. We may also be asked to provide technical assistance related to the development of glufosfamide, which may divert our resources from other activities. If the Eleison license terminates in such a way that glufosfamide reverts to us and we seek alternative arrangements with one or more other parties to develop and commercialize glufosfamide, we may not be able to enter into such an agreement with another suitable third party or third parties on acceptable terms or at all. In such event, since we have no further development plans for glufosfamide, we may not receive any further return on our investment in glufosfamide.

Risks Related to Our Intellectual Property

Hypoxia-targeted prodrug technology is not a platform technology broadly protected by patents, and others may be able to develop competitive drugs using this approach.

Although we have U.S. and foreign issued patents that cover certain hypoxia-targeted prodrugs, including TH-302, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia-targeted prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia-targeted prodrug product candidates.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing the same or related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. Patent term extensions may not be available for these patents. If we are not able to obtain adequate protection for, or defend, the intellectual property position of TH-302 or any other potential future product candidates, then we may not be able to retain or attract collaborators to partner our development programs, including TH-302. Further, even if we can obtain protection for and defend the intellectual property position of TH-302 or any potential future product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we, Merck KGaA and potential future collaborators may not generate any revenues or profits from TH-302 or any potential future product candidates or our revenue or profit potential would be significantly diminished.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, TH-302 would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. If approved for sale for soft tissue sarcoma, TH-302 could potentially compete with doxorubicin or the combination of doxorubicin and ifosfamide, generic products sold by many manufacturers. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with TH-302 or other product candidates we may develop. In short, each cancer indication for which we are or may be developing products has a number of established medical therapies with which our candidates will compete. Our TH-302 product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia.

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

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our or Merck KGaA’s clinical trials of TH-302;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	our or Merck KGaA’s failure to meet milestones that would have given rise to payments under our agreement with Merck KGaA;

•	announcements by Merck KGaA related to the development of TH-302 or announcements related to our agreement with Merck KGaA;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of clinical trial results by us or our competitors;

•	announcements of technological innovations, patents or new products by us or our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock; and

•	loss of any of our key scientific or management personnel.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. Any such lawsuit could consume resources and management time and attention, which could adversely affect our business.

If there are large sales of our common stock, the market price of our common stock could drop substantially. In addition, a significant number of shares of our common stock are subject to issuance upon exercise of outstanding warrants, which upon such exercise would result in dilution to our security holders.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of February 28, 2014, we had 59,345,804 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise outstanding warrants. On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. As of December 31, 2013, warrants to purchase 1,731,444 shares of common stock issued in March 2011 and warrants to purchase 3,041,879 shares of common stock issued in October 2009 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price (which could result from, for example, sales under our at market issuance sales agreement dated October 29, 2010 as amended, with MLV & Co., LLC), subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time how many of these remaining warrants will ultimately be exercised, the warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to, and reporting on, the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

Our certificate of incorporation, our bylaws, our preferred shares rights agreement and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

In addition, in August 2006, our board of directors adopted a preferred shares rights agreement, or the rights plan, the provisions of which could make it more difficult for a potential acquirer to consummate a transaction without the approval of our board of directors. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan. In addition, the existence of the rights plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

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

We have a noncancelable facility sublease agreement for 28,650 square feet of laboratory space and office space located in South San Francisco, California, which serves as our corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. In November 2013, we entered into a noncancelable facility lease agreement for 7,934 square feet for additional office space located in South San Francisco, California. The lease began on December 1, 2013 and will expire on December 31, 2016. We believe our facilities are suitable and adequate for our current needs and that adequate facilities will be available to support our needs following termination of our existing leases.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the NASDAQ Capital Market under the symbol “THLD” since August 20, 2008 and the NASDAQ Global Market from February 4, 2005 to August 19, 2008. Prior to that time there was no public market for our stock. The following table lists quarterly information on the price range of our common stock based on the high and low reported sale prices for our common stock as reported by the NASDAQ Capital Market for the periods indicated below.

	High	Low
Year Ended December 31, 2013:
First Quarter	$5.54	$4.15
Second Quarter	$6.11	$4.20
Third Quarter	$6.05	$4.30
Fourth Quarter	$5.23	$4.02

Year Ended December 31, 2012:
First Quarter	$9.07	$1.26
Second Quarter	$8.75	$5.88
Third Quarter	$9.28	$5.87
Fourth Quarter	$7.10	$3.95

There were approximately 79 holders of record of our common stock as of February 28, 2014.

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

Unregistered Sales of Equity Securities

From January 1, 2013 through December 31, 2013, we issued an aggregate of 691,175 shares of our common stock pursuant to the cash exercise of warrants that were originally issued to the investors in our August 2008 private placement, which private placement was previously reported by us on a current report on Form 8-K. These warrants, which were exercised for cash, had an exercise price of $1.86 per share, resulting in aggregate cash consideration to us of $1.3 million.

In addition to the cash warrant exercises reported above, from January 1, 2013 through December 31, 2013, we issued an aggregate of 1,555,043 shares of our common stock pursuant to the net, or cashless, exercise of warrants that were originally issued to the investors in our August 2008 private placement. These warrants were exercisable for an aggregate of 2,367,636 shares of common stock and had an exercise price of $1.86 per share. The number of shares issued upon the exercise of these warrants was reduced by an aggregate of 812,593 shares to effect the net exercise of the warrants in accordance with their terms.

In issuing the above-mentioned shares, we relied on the exemptions provided by (i) Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering or (ii) Section 3(a)(9) of the Securities Act of 1933, as applicable.

Repurchases of Equity Securities

None.

Stock Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2008 for (i) our common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index through December 31, 2013. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Revenue	$12,495	$5,867	$62	$—	$—

Operating expenses:
Research and development (1)	29,334	18,786	24,388	18,937	15,844
General and administrative (1)	9,185	7,080	5,710	4,971	5,480

Total operating expenses	38,519	25,866	30,098	23,908	21,324

Loss from operations	(26,024)	(19,999)	(30,036)	(23,908)	(21,324)
Interest income (expense), net	136	80	25	60	(13)
Other income (expense), net	(2,325)	(51,216)	4,358	5,166	(2,311)
Income (loss) before provision for income taxes	(28,213)	(71,135)	(25,653)	(18,682)	(23,648)

Provision for income taxes	202	—	—	—	—
Net loss	$(28,415)	$(71,135)	$(25,653)	$(18,682)	$(23,648)

Net loss per common share:
Basic and diluted	$(0.49)	$(1.31)	$(0.56)	$(0.56)	$(1.21)

Weighted average number of shares used in net loss per common share calculations:
Basic and diluted	57,832	54,219	45, 900	33,654	19,594

(1) Includes employee and non-employee non-cash stock-based compensation of:
Research and development	$2,562	$1,521	$471	$381	$1,003
General and administrative	$2,360	$1,489	$568	$422	$1,208

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$82,033	$70,848	$20,290	$14,699	$37,315
Working capital	58,993	70,199	11,953	12,129	34,783
Total assets	104,118	89,521	22,436	16,204	48,685
Total liabilities	127,593	103,374	17,953	11,261	26,028
Total stockholders’ equity (deficit)	(23,475)	(13,853)	4,483	4,943	22,657

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that by virtue of targeting tumor hypoxia, TH-302 may have broad clinical applicability across many types of solid tumors and some hematological malignancies. To explore this broad therapeutic potential of TH-302, we are conducting multiple clinical trials to evaluate its safety and efficacy as monotherapy and in combination with currently marketed anticancer drugs, including traditional chemotherapeutic agents and antiangiogenic agents.

The most advanced clinical study of TH-302 is a pivotal Phase 3 clinical trial of TH-302 plus doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, which we refer to as the 406 trial. In July 2013, we announced protocol changes to the 406 trial, including an increase in target enrollment from 450 to 620 patients; enrollment of 620 patients was completed in December 2013. An interim efficacy and safety analysis is expected to be conducted by an Independent Data Monitoring Committee after 235 deaths are reported. The timing of reaching the number of events, which is dependent on the length of survival of patients, is currently projected to be in mid-2014, with the analysis to be conducted thereafter. However, because the interim analysis is event-driven, which we do not control, we cannot predict with certainty when the interim analysis will commence. In January 2013, we announced that our partner Merck KGaA initiated the global Phase 3 MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. Initiation of the pivotal Phase 3 MAESTRO clinical trial followed completion of our randomized and controlled Phase 2 clinical trial of TH-302 plus gemcitabine in patients with pancreatic cancer (which we refer to as the 404 trial) in which the primary endpoint of progression-free survival was met. We also expect to commence a third registration program in a different solid tumor type in the coming months.

In August 2013, we announced the initiation of a Phase 2 clinical trial of TH-302 as single-agent monotherapy in patients with advanced melanoma (which we refer to as the 413 trial). In June 2010, we initiated a Phase 1 open label clinical trial of TH-302 designed to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of TH-302 in patients with advanced leukemias (which we refer to as the 407 trial). The 407 trial is closed to enrollment and results were reported at the annual meeting of the American Society of Hematology or ASH in December 2013. In March 2012, we initiated a Phase 1/2 open label clinical trial of TH-302 to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of TH-302 in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). Initial results from the dose escalation portion of the 408 trial were reported at the annual meeting of the American Society of Clinical Oncology or ASCO in June 2013, and updated results were reported at the December 2013 ASH annual meeting showing initial signs of clinical activity of the combination of TH-302 and dexamethasone in heavily pretreated relapsed/refractory multiple myeloma patients. The maximum tolerated dose was established at 340 mg/m2 TH-302 and enrollment of additional patients at the maximum tolerated dose is ongoing.

TH-302 is the subject of four clinical trials investigating the combination of TH-302 with antiangiogenic therapies in a variety of tumor types. Threshold is the sponsor of a Phase 1 dose-escalation study of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma or RCC, gastrointestinal stromal tumors or GIST, and pancreatic neuroendocrine tumors or PNET (which we refer to as the 410 trial). In October 2013, interim results were reported at the AACR-NCI-EORTC 2013 Molecular Targets and Cancer Therapeutics meeting on the first twelve patients demonstrating that one of four patients with GIST achieved a confirmed PR, and three of eight patients with RCC achieved PRs; enrollment continues. Investigator sponsored trials of TH-302 administered in combination with antiangiogenics include: a Phase 1/2 randomized study of TH-302 in combination with bevacizumab in recurrent glioblastoma following bevacizumab failure; a Phase 1 dose-escalation study of TH-302 in combination with pazopanib in advanced solid tumors; and a Phase 1/2 study of TH-302 in combination with sorafenib in advanced RCC and advanced hepatocellular carcinoma. Initial results from a small number of patients with glioblastoma were reported at the European Society for Medical Oncology (ESMO) 2012 Congress, and an update was given at the World Federation of Neuro-oncology meeting in November 2013 demonstrating initial signs of clinical activity of TH-302 plus bevacizumab in some patients. The study continues to enroll patients. Results in patients with advanced solid tumors were reported at AACR-NCI-EORTC showing that patients treated with the combination of pazopanib and TH-302 (n=30) achieved a clinical benefit rate of 76% (partial response rate of 12% plus stable disease rate of 64%). The study has completed enrollment and treatment is ongoing.

We are working to broaden the potential applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia-targeted therapeutics that will selectively target cancer cells. We also seek to improve our capability of identifying patients who may be most likely to respond to our hypoxia-targeted therapeutics. In March 2013, we announced the acquisition of [18F]-HX4 [flortanidazole (18F)] from Siemens Healthcare. [18F]-HX4 is an investigational radiolabeled hypoxia Positron Emission Tomography (PET) tracer developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. We initially intend to develop [18F]-HX4 to determine a patient’s tumor hypoxia profile, which may identify patients who will best respond to our hypoxia-targeted therapeutics. We do not expect the acquisition of, or development activities related to, [18F]-HX4 to have a material impact on our results of operations in 2014.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of December 31, 2013 and December 31, 2012, we had cash, cash equivalents and marketable securities of $82.0 million and $70.8 million, respectively.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total TH-302 development expenses are expected to increase in 2014 compared to 2013 due to the continued execution of existing clinical trials and beginning of new clinical trials. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to the development of TH-302 are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of TH-302 and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term. We recognized revenue of $12.5 million during the year ended December 31, 2013, from the amortization of the $110 million in upfront and milestone payments earned in 2012 and 2013 from our collaboration with Merck KGaA. We recognized revenue of $5.9 million during the year ended December 31, 2012, from the amortization of the $67.5 million in upfront and milestone payments earned in 2012 from our collaboration with Merck KGaA. We are amortizing the upfront and milestone payments over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration.

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

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Revenue

For the year ended December 31, 2013, we recognized $12.5 million in revenue from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our collaboration with Merck KGaA. For the year ended December 31, 2012, we recognized $5.9 million in revenue, from the amortization of the $67.5 million in upfront and milestone payments earned in 2012 from our collaboration with Merck KGaA. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. For the year ended December 31, 2011, we recognized $0.1 million in revenue related to our 2009 license agreement with Eleison for the development of glufosfamide, which represents our 50% share of an upfront payment from a sublicense by Eleison.

We expect revenue to increase in 2014 compared to 2013 due to the full year amortization of milestone payments earned in 2013.

Research and Development

Research and development expenses were $29.3 million for the year ended December 31, 2013, compared to $18.8 million for the year ended December 31, 2012 and $24.4 million for the year ended December 31, 2011. The $10.5 million increase in 2013 compared to 2012, net of reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302, was due primarily to a $6.4 million increase in TH-302 clinical development expenses, a $3.2 million increase in employee related expenses, including a $1.0 million increase in non-cash stock based compensation expense and a $0.9 million increase in consulting expenses. The $5.6 million decrease in 2012 compared to 2011 was due primarily to a $12.6 million reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302 and a $0.6 million decrease in consulting expenses, partially offset by a $4.1 million increase in clinical development expenses, a $2.4 million increase in employee-related expenses and a $1.1 million increase in non-cash stock based compensation.

During the years ended December 31, 2013, 2012 and 2011, we were engaged in two primary research and development programs: the development of TH-302, which is the subject of two ongoing pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of TH-302) attributable to both programs for each period presented:

	Years ended December 31,
Research and development expenses by project (in thousands)	2013	2012	2011
TH-302	$24,675	$14,927	$20,692
Discovery research	4,659	3,859	3,696

Total research and development expenses	$29,334	$18,786	$24,388

Research and development expenses associated with TH-302 were $24.7 million net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302 for 2013 compared to $14.9 million net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302 for 2012, and $20.7 million for 2011. The increase of $9.8 million in 2013 compared to 2012, net of reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302, was due primarily to a $6.2 million increase in clinical development expenses, a $2.4 million increase in employee related expenses, including a $0.8 million increase in non-cash stock based compensation and a $1.2 million increase in consulting expenses. The decrease of $5.8 million in expenses in 2012 compared to 2011 was due primarily to a $12.6 million reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302 and a $0.5 million decrease in consulting expenses, partially offset by a $4.0 million increase in clinical development expenses, a $2.5 million increase in employee-related expenses and a $0.8 million in non-cash stock based compensation. TH-302 continues to progress through the 406 trial, the MAESTRO trial conducted by Merck KGaA, the 404 trial, the 408 trial, the 410 trial and the 413 trial that was initiated during in August 2013.

Discovery research and development expenses were $4.7 million for 2013, $3.9 million for 2012 and $3.7 million for 2011. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

The largest component of our total operating expenses is our ongoing investment in our research and development activities, including the clinical development of TH-302, and we expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses, including reimbursements of Merck KGaA’s 70% share of development expenses, are expected to increase in 2014 compared to 2013 due to the continued execution of existing clinical trials and the start of new clinical trials. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing batches of TH-302 API and drug product, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management and development of our TH-302 and discovery research programs to be critical to our long-term success. The actual probability of success for TH-302 and future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy may include entering into collaborations with third parties, such as our TH-302 collaboration with Merck KGaA, to participate in the development and commercialization of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our future clinical product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, TH-302 may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and Merck KGaA will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our and Merck KGaA’s prior and ongoing clinical studies and the willingness of Merck KGaA to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we and Merck KGaA may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control.

The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A—Risk Factors. As a result of the risks and uncertainties discussed in Item 1A—Risk Factors and above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate, including TH-302. To date, we have not commercialized any of our product candidates and in fact may never do so.

General and Administrative

General and administrative expenses were $9.2 million for 2013, compared to $7.1 million for 2012 and $5.7 million for 2011. The $2.1 million increase in 2013 compared to 2012 was primarily due to a $1.8 million increase in employee-related expenses, including a $0.9 million increase in non-cash stock-based compensation expense and a $0.3 million increase in consulting expenses. The $1.4 million increase in 2012 compared to 2011 reflects a $0.9 million increase in non-cash stock compensation expense, $0.7 million in higher consulting expenses and $0.3 million in higher staffing and facilities expenses, partially offset by a $0.5 million reimbursement of Merck KGaA’s 70% share of patent expenses and employee expenses related to TH-302 in 2012.

We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing development of TH-302.

Interest Income (Expense), Net

Interest income (expense) net for 2013 was $0.1 million of interest income compared to $80,000 of net interest income for 2012 and $25,000 of net interest income for 2011. The increase in net interest income in both periods was primarily due to higher invested balances than the prior year.

Other Income (Expense)

Other income (expense) for 2013 was non-cash expense of $2.3 million compared to non-cash expense of $51.2 million for 2012 and non-cash income of $4.4 million for 2011. The decrease in non-cash expense in 2013 compared to 2012 was due to a smaller increase in the fair value of outstanding warrants to purchase common stock during 2013 compared to 2012, due to a smaller increase in the underlying stock price, and to a lesser extent, a decrease in the number of warrants outstanding during 2013 compared to 2012. The non-cash expense for 2012 compared to the non-cash income for 2011 was due to a change in the fair value of outstanding warrants to purchase common stock and warrants exercised during 2012 as result of a change in the underlying stock price. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statements of operations.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of our product candidates in the near term. Since our inception, we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. During the year ended December 31, 2013, we received approximately $1.9 million from the exercise of warrants to purchase approximately 2.4 million shares of common stock. During the year ended December 31, 2012, we sold an aggregate of approximately 2.0 million shares of common stock under our at market issuance sales agreement, or sales agreement, with MLV & Co., LLC, or MLV, for net proceeds of $12.3 million, and we received approximately $8.8 million from the exercise of warrants to purchase approximately 4.7 million shares of common stock.

To date we have received upfront and milestone payments of $110 million under our license and co-development agreement with Merck KGaA, including a $12.5 million in milestone payment received subsequent to December 31, 2013. We had cash, cash equivalents and marketable securities of $82.0 million and $70.8 million at December 31, 2013 and December 31, 2012, respectively, available to fund operations.

Net cash provided by operating activities for the years ended December 31, 2013 and 2012 was $10.2 million and $29.9 million, respectively, compared to net cash used in operating activities for the year ended

December 31, 2011 of $23.9 million. The $19.7 million decrease in net cash provided by operating activities in 2013 compared to 2012 was due to a $12.5 million decrease in milestone payments from the Merck KGaA collaboration in 2013 compared to 2012 and a $7.2 million increase in operating cash payments in 2013 compared to 2012. The increase of $53.8 million in cash provided by operations in 2012, compared to cash used in operations in 2011 was primarily attributable to $55 million of cash received from upfront and milestone payments related to the Merck KGaA collaboration during year ended December 31, 2012, partially offset by an increase in operating expenses and payments of accrued expenses.

Net cash used in investing activities for the year ended December 31, 2013 was $16.3 million due primarily to purchases of marketable securities of $102.0 million, offset by proceeds from sales and maturities of investments of $85.8 million. Net cash used in investing activities for the year ended December 31, 2012 was $46.7 million, primarily due to purchases of marketable securities of $93.7 million, offset by proceeds from sales and maturities of investments of $47.6 million. Net cash used in investing activities during the year ended December 31, 2011 was $9.2 million, primarily due to purchases of marketable securities of $28.2 million, offset by maturities of investments of $19.5 million.

Net cash provided by financing activities for the year ended December 31, 2013 was $2.4 million and was primarily due to the approximately $1.8 million proceeds from the exercise of warrants to purchase shares of common stock during 2013. Net cash provided by financing activities was $21.9 million for the year ended December 31, 2012, reflecting $12.3 million received during 2012 primarily as a result of our issuance of common stock under the at the market stock issuance facility, $8.8 million received from the cash exercise of warrants to purchase shares of common stock, and $0.8 million cash received from the issuance of common stock under our equity incentive plans. Net cash provided by financing activities for year ended December 31, 2011 was $30.2 million and primarily due to the approximately $27.8 million of net proceeds from our March 2011 registered direct offering and $2.3 million net proceeds from equity issuances pursuant to our at the market stock issuance facility.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although some of the expenditures related to TH-302 are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of TH-302 and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs.

We may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Our ability to raise additional funds will depend, in part on the outcome of our clinical trials and other clinical and regulatory events, as well as factors related to financial, economic, and market conditions, collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond our control. In addition, our ability to raise additional capital may be dependent upon our common stock remaining listed on the NASDAQ Capital Market. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through additional arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, we may have to delay, reduce the scope of or eliminate some of our research and development, which could delay the time to market for any of our product candidates, if adequate funds are not available.

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

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our consolidated balance sheets. We entered into a noncancelable facility sublease agreement for 28,650 square feet of laboratory space and office space located in South San Francisco, California, which serves as our corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires us to pay certain taxes, assessments, fees and other costs associated with the premises, in amounts yet to be determined. We will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease we paid a security deposit of approximately $60,000. In November 2013, we entered into a noncancelable facility lease agreement for 7,934 square feet of additional office space located in South San Francisco, California. The lease began on December 1, 2013 and will expire on December 31, 2016. The aggregate rent for the term of the lease is approximately $0.7 million.

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of December 31, 2013 are as follows (in thousands):

	One to three years (2014 to 2016)	Four to five years (2017 to 2018)	After five years	Total
Facilities leases	$2,699	$238	$—	$2,937
Purchase commitments	2,628	—	—	2,628

Total	$5,327	$238	$—	$5,565

At the Market Stock Issuance Facility

On October 29, 2010, we entered into an at market issuance sales agreement, or sales agreement, with MLV , pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV will be made on The NASDAQ Capital Market, on any other existing trading market for our common stock, to or through a market maker or as otherwise agreed by MLV and us. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. For the year ended December 31, 2011, we sold an aggregate of 971,037 shares of our common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock in 2011 were $2.3 million. The sales of the stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement we filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, we may sell shares of our common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as our sales agent on the terms and conditions described above. During year ended December 31, 2012, we sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. In 2013, no shares were sold pursuant to the at market issuance sales agreement. As of December 31, 2013, shares of our common stock having an aggregate offering price of up to $2.7 million were still available for sale under the at market issuance sales agreement.

License and Development Agreements

On February 3, 2012, we entered into a global license and co-development agreement for TH-302 with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided us with an option to co-commercialize TH-302 in the United States. To date we have received upfront and milestone payments of $110 million, including $12.5 million received subsequent to December 31, 2013. We can earn additional potential milestone payments of up to $440 million, comprised of $100 million in development and regulatory milestones and $340 million in sales-based milestones.

In the United States, we have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. We with Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, we retain the option to co-promote TH-302 in the United States. Additionally, we retain the option to co-commercialize TH-302 in the United States upon the achievement of certain sales or regulatory milestones, allowing us to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 while we will receive a tiered, double-digit royalty on sales in these territories.

The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country and product-by-product basis until the later of the last to expire patent covering such product containing TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck KGaA has the right to terminate the agreement upon limited notice, and each party has the right to terminate the agreement following uncured material breach by the other party.

On October 14, 2009, we entered into an exclusive license agreement with Eleison. Pursuant to the agreement we granted Eleison exclusive worldwide rights to manufacture, develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. We and Eleison will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing.

Eleison will pay us 50% of its profits from commercialization on a quarterly basis, beginning on the date of first commercial sale, if any. Eleison has the right to sublicense some or all of its rights under the agreement, and will pay us 50% of amounts received under any sublicenses, including, without limitation, any royalty payments, license fee payments, milestone payments and payments for any equity or debt purchases by a sublicensee, within 30 days of the receipt of any such amounts or payments by Eleison. Eleison will bear all costs associated with development, commercialization and patent prosecution, and will control product development and commercialization. In addition, Eleison is responsible for all royalty and milestone payments due under certain agreements pursuant to which we licensed rights related to glufosfamide. The agreement contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to continue clinical development activities with glufosfamide.

Off-Balance Sheet Arrangements

As of December 31, 2013, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

For the year ended December 31, 2013, we recorded an income tax provision of $0.2 million, which was related to state minimum taxes. For the years ended December 31, 2012 and 2011, we did not record an income tax provision due to net operating losses and the inability to record an income tax benefit. As of December 31, 2013, we had accumulated approximately $81 million and $78 million in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2015 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2013, we had research credit carryforwards of approximately $3.2 million and $4.3 million for federal and California state income tax purposes, respectively. If not utilized the federal carryforward will expire in 2022. The state research credit carryforward does not have an expiration date.

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

Our 2013 and 2012 revenues are related to our collaboration arrangement with Merck KGaA, which was entered in February 2012. Our collaboration with Merck KGaA provides for various types of payments to us, including non-refundable upfront license, milestone and royalty payments. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We also receive reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement is reflected as a reduction of operating expenses and not as revenue.

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

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 3, “Collaboration Arrangements”, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, for analysis of each milestone event deemed to be substantive or non-substantive.

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

Fair Value of Warrants

ASC 815 provides guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The guidance requires stock warrants with certain terms be classified as a liability and to be fair valued at each reporting period, with the changes in fair value recognized in our consolidated statements of operations. We fair value the warrants using a Black Scholes valuation model, which requires the use of significant judgment and estimates related to the inputs used in the model and can result in significant swings in the fair market valuation primarily due to changes in the price of our common stock. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any significant change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of our common stock, may have a significant impact on the expense we recognize related to these common stock warrants.

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

Marketable Securities

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based upon the levels of inputs described below, and unrealized gains and losses are included in accumulated other comprehensive income (loss) which is reflected in the consolidated statements of comprehensive loss. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are recorded in our statements of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a reduction of interest income.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in highly liquid money market funds and investments in short-term marketable securities. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We invest in high-quality financial instruments, which currently have weighted average maturity of less than one year. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Our investment policy also limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. Our investment portfolio is subject to interest rate risk and will fall in value if market interest rates rise. However, due to the short duration of our investment portfolio we believe an increase in the interest rates of ten percent would not be material to our financial condition or results of operations.

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

THRESHOLD PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Threshold Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Threshold Pharmaceuticals, Inc., at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Threshold Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 6, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 6, 2014

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,279	$11,029
Marketable securities, current	58,390	59,819
Collaboration receivable	18,094	15,635
Prepaid expenses and other current assets	2,246	1,167

Total current assets	86,009	87,650
Marketable securities, non-current	16,364	—
Property and equipment, net	686	812
Other assets	1,059	1,059

Total assets	$104,118	$89,521

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,689	$908
Accrued clinical and development expenses	7,444	5,750
Accrued liabilities	3,161	2,257
Deferred revenue, current	14,722	8,536

Total current liabilities	27,016	17,451
Warrant liability	23,421	32,558
Deferred revenue, non-current	76,916	53,097
Deferred rent	240	268

Total liabilities	127,593	103,374

Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2013 and 2012; Issued and outstanding: 59,232,611 and 56,431,207 shares at December 31, 2013 and 2012, respectively.	59	56
Additional paid-in capital	328,116	309,343
Accumulated other comprehensive (loss) income	28	11
Accumulated deficit	(351,678)	(323,263)

Total stockholders’ equity (deficit)	(23,475)	(13,853)

Total liabilities and stockholders’ equity (deficit)	$104,118	$89,521

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$12,495	$5,867	$62

Operating expenses:
Research and development	29,334	18,786	24,388
General and administrative	9,185	7,080	5,710

Total operating expenses	38,519	25,866	30,098

Loss from operations	(26,024)	(19,999)	(30,036)
Interest income (expense), net	136	80	25
Other income (expense), net	(2,325)	(51,216)	4,358

Income (loss) before provision for income taxes	(28,213)	(71,135)	(25,653)
Provision for income taxes	202	—	—

Net loss	(28,415)	(71,135)	(25,653)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	17	12	(2)

Comprehensive loss	$(28,398)	$(71,123)	$(25,655)

Net loss per common share:
Basic	$(0.49)	$(1.31)	$(0.56)

Diluted	$(0.49)	$(1.31)	$(0.56)

Weighted average number of shares used in per common share calculations:
Basic	57,832	54,219	45,900

Diluted	57,832	54,219	45,900

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances, December 31, 2010	33,702,242	$34	$231,383	$1	$(226,475)	$4,943
Issuance of common stock to certain investors, net of issuance costs of $2.5 million	15,284,118	15	23,992	—	—	24,007
Issuance of common stock pursuant to stock plans	142,115	—	149	—	—	149
Stock-based compensation	—	—	1,039	—	—	1,039
Change in unrealized gain (loss) on marketable securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(25,653)	(25,653)

Balances, December 31, 2011	49,128,475	$49	$256,563	$(1)	$(252,128)	$4,483
Issuance of common stock to certain investors, net of issuance costs of $0.4 million	2,022,144	2	12,321	—	—	12,323
Exercise of warrants to purchase common stock	4,727,331	5	8,844	—	—	8,849
Issuance of common stock pursuant to stock plans	553,257	—	738	—	—	738
Stock-based compensation	—	—	3,010	—	—	3,010
Reclassification of fair value of warrants exercised from liability to equity	—	—	27,867	—	—	27,867
Change in unrealized gain (loss) on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(71,135)	(71,135)

Balances, December 31, 2012	56,431,207	$56	$309,343	$11	$(323,263)	$(13,853)
Exercise of warrants to purchase common stock	2,488,518	3	1,879	—	—	1,882
Issuance of common stock pursuant to stock plans	312,886	—	510	—	—	510
Stock-based compensation	—	—	4,922	—	—	4,922
Reclassification of fair value of warrants exercised from liability to equity	—	—	11,462	—	—	11,462
Change in unrealized gain (loss) on marketable securities	—	—	—	17	—	17
Net loss	—	—	—	—	(28,415)	(28,415)

Balances, December 31, 2013	59,232,611	59	328,116	28	(351,678)	(23,475)

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(28,415)	$(71,135)	$(25,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,506	1,008	525
Stock-based compensation expense	4,922	3,010	1,039
Change in common stock warrant value	2,325	51,216	(4,358)
(Gain) loss on sale of investments, property and equipment	(5)	—	(17)
Changes in operating assets and liabilities:
Collaboration receivable	(2,459)	(15,635)	—
Prepaid expenses and other current assets	(1,079)	(623)	(369)
Accounts payable	781	(1,481)	2,137
Accrued clinical and development expenses	1,694	1,285	2,026
Accrued liabilities	904	520	914
Deferred rent	(28)	115	(95)
Deferred revenue	30,005	61,633	—

Net cash provided by (used in) operating activities	10,151	29,913	(23,851)

Cash flows from investing activities:
Acquisition of property and equipment	(158)	(482)	(528)
Acquisition of marketable securities	(101,968)	(93,745)	(28,154)
Proceeds from sales of marketable securities	5,338	14,266	2,037
Proceeds from maturities of marketable securities	80,495	33,285	17,463

Net cash provided by (used in) investing activities	(16,293)	(46,676)	(9,182)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	2,392	21,910	30,224

Net cash provided by provided by financing activities	2,392	21,910	30,224

Net increase (decrease) in cash and cash equivalents	(3,750)	5,147	(2,809)
Cash and cash equivalents, beginning of period	11,029	5,882	8,691

Cash and cash equivalents, end of period	$7,279	$11,029	$5,882

Non-cash investing and financing activities:
Change in unrealized gain (loss) in marketable securities	$17	$12	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Threshold Pharmaceuticals, Inc. (the “Company” or “Threshold”) was incorporated in the State of Delaware on October 17, 2001. The Company is a biotechnology company using its expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2013, there has been no financial activity related to this entity.

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

The Company’s revenues are related to its collaboration arrangement with Merck KGaA, which was entered in February 2012. The collaboration with Merck KGaA provides for various types of payments to the Company, including non-refundable upfront license, milestone and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company will also receive reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement is reflected as a reduction of operating expenses.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates, assumptions and judgments made by management include those related to the valuation of equity and related instruments, revenue recognition, stock-based compensation and clinical trial accrued liabilities.

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

The Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Estimated fair values for marketable securities, which are separately disclosed in Note 4, are based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities consist of the US Treasury, various major corporations, governmental agencies and financial institutions with high credit standing.

Fair Value of Warrants

ASC 815 “Derivatives and Hedging” provides guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The guidance requires common stock warrants with certain terms be classified as a liability and to be fair valued at each reporting period, with the changes in fair value recognized in our consolidated statements of operations. We fair value the outstanding common stock warrants using a Black Scholes valuation model at the end of each reporting period. The carrying amount of the common stock warrant liability represents its estimated fair value.

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

Other Risks and Uncertainties

The Company has no products for commercial sale and has only one product candidate in clinical development and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. The Company continues to incur substantial expenses related to research and development and management believes that it will continue to do so for the foreseeable future. On February 3, 2012, the Company entered into an agreement with Merck KGaA. To date, the Company has received $110 million in upfront and milestone payments from this collaboration, including $12.5 million in milestone payments received subsequent to December 31, 2013. See further details in Note 3, “Collaboration Arrangements”.

The Company expects that it will need to raise additional capital to complete the clinical development of TH-302, to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

The Company’s ability to raise additional funds will depend, in part on the outcome of its clinical trials and other clinical and regulatory events, as well as factors related to financial, economic, and market conditions, collaboration or license agreement with others and factors related to financial, economic and market conditions, many of which are beyond the Company’s control. In addition, the Company’s ability to raise additional capital may be dependent upon its common stock remaining listed on the NASDAQ Capital Market. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through additional arrangements that may require the Company to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that the Company curtail or eliminate some or all of its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of our research and development, which could delay the time to market for any of its product candidates, if adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing on terms acceptable to the Company.

The Company’s lead product candidate, TH-302, has not received any regulatory approvals. To achieve profitable operations, the Company must successfully develop, test, manufacture and market its products, including TH-302. With respect to the development and commercialization of TH-302, the Company is substantially dependent on Merck KGaA for the continued development and potential commercialization of TH-302. There can be no assurance that TH-302 or any other product candidates developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect on the Company’s future financial results.

Any products developed by the Company will require approval from the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will receive the necessary approvals. If the Company or Merck KGaA is denied such approvals or such approvals are delayed, it could have a material adverse effect on the Company.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, generally three years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term, if shorter. Accordingly, leasehold improvements are being amortized over lease terms of approximately 4-6 years. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. The Company reviews its property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Comprehensive loss

Comprehensive loss is comprised of the Company’s net loss and other comprehensive income (loss). Unrealized gain (loss) on available-for-sale marketable securities represents the only component of other comprehensive income (loss).

Research and Development expenses

Research and development expenses consist of costs such as salaries and benefits, laboratory supplies, facility costs, consulting fees and fees paid to contract research organizations, clinical trial sites, laboratories, other clinical service providers and contract manufacturing organizations. Research and development expenses are expensed as incurred.

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

Segments

The Company has one reportable segment and uses one measurement of results of operations to manage its business. All long-lived assets are maintained in the United States of America.

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

A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(28,415)	$(71,135)	$(25,653)

Denominator:
Weighted-average number of common shares outstanding	57,832	54,219	45,900

Net loss per share:
Basic	$(0.49)	$(1.31)	$(0.56)

Diluted	$(0.49)	$(1.31)	$(0.56)

The following warrants, outstanding options and purchase rights under the Company’s ESPP were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2013	2012	2011
Shares issuable upon exercise of warrants	8,282	11,583	16,643
Shares issuable upon exercise of stock options	6,527	5,099	3,672
Shares issuable related to the ESPP	64	79	70

NOTE 3—COLLABORATION ARRANGEMENTS

Agreement with Merck KGaA

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided the Company with an option to co-commercialize TH-302 in the United States. To date the Company received $110 million in upfront and milestone payments, including $12.5 million received subsequent to December 31, 2013. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement. The Company is eligible to earn additional potential milestone payments of up to $100 million in regulatory and development milestones, and $340 million in commercialization milestones.

In the United States, the Company has primary responsibility for development of TH-302 in the soft tissue sarcoma indication. The Company and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development expenses for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, Threshold retains the option to co-promote TH-302 in the United States. Additionally, the Company retains the option to co-commercialize TH-302 in the United States, upon the achievement of certain sales and regulatory milestones, allowing the Company to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales in these territories. The agreement will continue on a country-by-country and product-by-product basis until the later of the last to expire patent covering such product containing TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck KGaA has the right to terminate the agreement on limited notice, and each party has the right to terminate the agreement following an uncured material breach by the other party.

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded $42.5 million of milestones earned in 2013 and $67.5 million of upfront payment and milestones earned in 2012 as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $12.5 million and $5.9 million of revenue in 2013 and 2012, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned a $16.5 million and $13.1 million reimbursement for eligible worldwide development expenses for TH-302 from Merck KGaA in 2013 and 2012, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses.

Of the remaining potential future milestones, $100 million are related to regulatory and development milestones and $340 million are related to commercialization milestones that may be received under the Merck KGaA Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Development milestones include primarily the initiation of various phases of clinical trials. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory and development milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement, that occurred subsequent to inception of the Merck KGaA agreement, of the value of the delivered rights and license of TH-302 and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory and development milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck agreement, Merck KGaA will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. If there are no future development obligations, the Company expects to account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

Agreements with Eleison Pharmaceuticals, Inc.

On October 14, 2009, the Company entered into an exclusive license agreement with Eleison Pharmaceuticals, Inc. (“Eleison”). Pursuant to the agreement the Company granted Eleison exclusive worldwide rights to manufacture, develop and commercialize glufosfamide for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Eleison is responsible for the development, manufacturing and marketing of glufosfamide. Eleison and the Company will share equally in the profits of commercialization, if the further clinical development of glufosfamide leads to regulatory approval and marketing.

Eleison will pay the Company 50% of its profits from commercialization on a quarterly basis, beginning on the date of first commercial sale, if any. Eleison has the right to sublicense some or all of its rights under the agreement, and will pay the Company 50% of amounts received under any sublicenses, including, without limitation, any royalty payments, license fee payments, milestone payments and payments for any equity or debt purchases by a sublicensee, within 30 days of the receipt of any such amounts or payments by Eleison. Eleison will bear all costs associated with development, commercialization and patent prosecution, and will control product development and commercialization. In addition, Eleison will be responsible for all royalty and milestone payments due under certain agreements pursuant to which the Company licensed rights related to glufosfamide. The agreement contemplates that Eleison, to satisfy its diligence obligations, will raise sufficient funds to continue clinical development activities with glufosfamide. There was no revenue in 2013 and 2012 from this agreement. In 2011, the Company received $0.1 million in revenue under the agreement, which represents the Company’s 50% share of an upfront payment from a sublicense by Eleison.

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

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2013 and 2012:

(in thousands)	Fair Value as of December 31, 2013	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Money market funds	$4,285	$4,285	$—	$—
Certificates of Deposit	1,584	—	1,584
Corporate debt securities	49,019	—	49,019	—
Government securities	21,731	—	21,731	—
Municipal securities	2,815		2,815
Commercial paper	2,599	—	2,599	—

Total cash equivalents and marketable securities	$82,033	$4,285	$77,748	$—

(in thousands)	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Money market funds	$5,886	$5,886	$—	$—
Certificates of deposit	1,185	—	1,185	—
Corporate debt securities	20,242	—	20,242	—
Government securities	27,899	—	27,899	—
Commercial paper	15,613	—	15,613	—

Total cash equivalents and marketable securities	$70,825	$5,886	$64,939	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2013 and 2012:

As of December 31, 2013 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of Deposit	1,584	—	—	1,584
Corporate debt securities	49,001	25	(7)	49,019
Government securities	21,722	12	(3)	21,731
Municipal securities	2,814	1	—	2,815
Commercial paper	2,599	—	—	2,599

	82,005	38	(10)	82,033
Less cash equivalents	7,279	—	—	7,279

Total marketable securities	$74,726	$38	$(10)	$74,754

As of December 31, 2012 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,886	$—	$—	$5,886
Certificates of deposit	1,185	—	—	1,185
Corporate debt securities	20,237	6	(1)	20,242
Government securities	27,893	12	(6)	27,899
Commercial paper	15,613	—	—	15,613

	70,814	18	(7)	70,825
Less cash equivalents	11,006	—	—	11,006

Total marketable securities	$59,808	$18	$(7)	$59,819

The Company recognized realized gains of $5,000 in 2013. There were no realized losses in 2013. There were no realized gains or losses in 2012 and 2011. The Company realized no gains in 2013 that were previously classified as unrealized gains and losses in accumulated other comprehensive income at December 31, 2012.

As of December 31, 2013, weighted average maturity for the Company’s available for sale securities was approximately 6.4 months, with the longest maturity being May 2015.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2013 (in thousands):

As of December 31, 2013 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Government securities	$2,898	$(3)
Corporate debt securities	11,919	(7)

Total marketable securities	$14,817	$(10)

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2013	2012
Computer and office equipment	$483	$436
Laboratory equipment	1,703	1,593
Leasehold improvements	523	523

	2,709	2,552
Less: Accumulated depreciation and amortization	(2,023)	(1,740)

Total property and equipment, net	$686	$812

Depreciation and amortization expense was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 6—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31,
	2013	2012
Payroll and employee related expenses	$2,682	$2,037
Professional services	150	122
Other accrued expenses	329	98

Total accrued liabilities	$3,161	$2,257

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company leases certain of its facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on its consolidated balance sheets.

The Company had a noncancelable facility sublease agreement for 28,650 square feet of laboratory space and office space located in South San Francisco, California, which serves as the Company’s corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs associated with the premises, in amounts yet to be determined. The Company will also be responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease the Company paid a security deposit of approximately $60,000. In November 2013, the Company entered into a noncancelable facility lease agreement for 7,934 square feet of additional office space located in South San Francisco, California. The lease began on December 1, 2013 and will expire on December 31, 2016. The aggregate rent for the term of the lease is approximately $0.7 million.

As of December 31, 2013, the future rental payments required by the Company for these facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2014	$828
2015	918
2016	953
2017	238
Thereafter	—

Total	$2,937

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.7 million and $1.3 million, respectively.

The Company’s purchase commitments at December 31, 2013 were $2.6 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2013.

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

NOTE 8—STOCKHOLDERS’ EQUITY

Common Stock

On October 29, 2010, the Company entered into an at market issuance sales agreement, or sales agreement, with MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as sales agent. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the at market issuances sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. In 2011, the Company sold an aggregate of 971,037 shares of its common stock at an average price of $2.66 pursuant to the sales agreement. Net proceeds from the sale of stock were $2.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of its outstanding warrants.

Pursuant to an amendment to the at the market issuance sales agreement and a prospectus supplement the Company filed on January 20, 2012 and pursuant to a new registration statement filed with the Securities and Exchange Commission, the Company may sell shares of its common stock having an aggregate offering price of up to $15.0 million from time to time through MLV as its sales agent. In 2012, the Company sold 2,022,144 shares of its common stock at an average price of $6.29 pursuant to the at market issuance sales agreement. Net proceeds from the sale of stock were $12.3 million. The sale of stock did not result in an adjustment to the exercise price of certain of our outstanding warrants. In 2013, there were no shares sold pursuant to the at market issuance sales agreement. As of December 31, 2013, shares of the Company’s common stock having an aggregate offering price of up to $2.7 million was still available for sale under the at market issuance sales agreement.

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

On August 29, 2008, the Company sold to certain investors an aggregate of 8,970,574 shares of its common stock for a purchase price equal to $2.04 per share for aggregate gross proceeds equal to $18.3 million in connection with the offering. Net proceeds generated from the offering were $16.8 million. As part of the sale of common stock, the Company also issued warrants exercisable for a total of 3,588,221 shares of its common stock to the investors. The warrants had a five-year term and an exercise price equal to $2.34 per share of common stock. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants were subject to adjustment in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. As a result of the offering on October 5, 2009, the exercise price of the warrants exercisable for a total of 3,588,221 shares of common stock sold to investors in August 2008 that had an original exercise price of $2.34 per share, was subsequently reduced to $1.86 per share pursuant to the terms of such warrants. As of August 29, 2013, all such warrants had been fully exercised.

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

In 2013, warrants to purchase 2,367,636 shares of common stock were cashless exercised for 1,555,043 shares of common stock. In addition, warrants to purchase 933,475 shares of common stock were exercised for net proceeds of approximately $1.9 million. In 2012, warrants to purchase 999,895 shares of common stock were cashless exercised for 666,793 shares of common stock. In addition, warrants to purchase 4,060,538 shares of common stock were exercised for net proceeds of approximately $8.8 million. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $11.5 million and $27.9 million from warrant liability into stockholders’ equity in 2013 and 2012, respectively.

At December 31, 2013 and 2012, the Company had warrants outstanding to purchase 0 and 3,058,811 shares of common stock, respectively, from the August 2008 offering. The fair value of these warrants on December 31, 2013 and 2012 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2013	December 31, 2012
Risk-free interest rate	—	0.16%
Expected life (in years)	—	0.66
Dividend yield	—	—
Volatility	—	118%
Stock price	—	$4.21

During the years ended December 31, 2013, 2012 and 2011, a change in fair value of $2.4 million non-cash expense, $9.9 million non-cash income and $1.1 million non-cash income related to the August 2008 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

At December 31, 2013 and 2012, the Company had warrants outstanding to purchase 4,287,940 and 4,287,940 shares of common stock, respectively, from the October 2009 offering. The fair value of these warrants on December 31, 2013 and 2012 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.13%	0.25%
Expected life (in years)	0.76	1.76
Dividend yield	—	—
Volatility	49%	98%
Stock price	$4.67	$4.21

During the years ended December 31, 2013, 2012 and 2011, a change in fair value of $0.6 million of non-cash income, $24.2 million of non-cash expense and $1.4 million of non-cash income related to the October 2009 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

At December 31, 2013 and 2012 the Company had warrants outstanding to purchase 3,993,783 and 4,236,083 shares of common stock, respectively, from the March 2011 offering. The fair value of these warrants on December 31, 2013 and 2012 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.78%	0.72%
Expected life (in years)	2.21	3.21
Dividend yield	—	—
Volatility	88%	94%
Stock price	$4.67	$4.21

During the years ended December 31, 2013 and 2012, a change in the fair value of $0.5 million of non-cash expense, $17.1 million of non-cash income and $1.9 million of non-cash income related to the March 2011 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the August 2008, October 2009 and March 2011 offerings, subject to fair value measurements as of December 31, 2013 and 2012:

(in thousands)	Fair Value as of December 31, 2013	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
October 2009 warrants	$11,320	$—	$—	$11,320
March 2011 warrants	12,101	—	—	12,101

Total common stock warrants	$23,421	$—	$—	$23,421

(in thousands)	Fair Value as of December 31, 2012	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
August 2008 warrants	$8,014	$—	$—	$8,014
October 2009 warrants	11,963	—	—	11,963
March 2011 warrants	12,581	—	—	12,581

Total common stock warrants	$32,558	$—	$—	$32,558

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2011	$9,209
Exercise of common stock warrants during 2012	(27,867)
Change in fair value of common stock warrants during 2012	51,216

Balance at December 31, 2012	$32,558
Exercise of common stock warrants during 2013	(11,462)
Change in fair value of common stock warrants during 2013	2,325

Balance at December 31, 2013	$23,421

NOTE 9—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2004 Equity Incentive Plan

The 2004 Equity Incentive Plan (“2004 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees and consultants. Options granted under the 2004 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees and consultants. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years.

The annual automatic increase to the authorized shares under the 2004 Plan was amended, effective January 1, 2011 to the lesser of:

•	5% of the number of the Company’s shares issued and outstanding prior to the preceding December 31;

•	1,250,000 shares;

•	an amount determined by the Board of Directors.

Activity under the 2004 Plan is set forth below:

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Balances, December 31, 2010	765,848	2,745,718	$0.42–3.18	$1.36
Additional shares reserved	1,250,000	—
Options granted	(1,196,500)	1,196,500	1.53–1.86	1.64
Options exercised	—	(11,603)	0.79–1.44	1.24
Options canceled	258,436	(258,436)	0.79–1.88	1.38

Balances, December 31, 2011	1,077,784	3,672,179	$0.42–3.18	$1.45
Additional shares reserved	1,250,000	—
Options granted	(1,844,000)	1,844,000	1.38–7.75	6.24
Options exercised	—	(402,580)	0.79–3.08	1.39
Options canceled	14,627	(14,627)	0.79–6.18	4.25

Balances, December 31, 2012	498,411	5,098,972	$0.42–7.75	$3.18
Additional shares reserved	1,250,000	—
Options granted	(1,663,500)	1,663,500	4.45–5.58	$5.10
Options exercised	—	(145,641)	0.79–3.46	$1.56
Options canceled	90,325	(90,325)	1.44–7.75	$6.49

Balances, December 31, 2013	175,236	6,526,506	$0.42–7.75	$3.66

At December 31, 2013, stock options outstanding and exercisable by exercise price were as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42 – 1.38	570,518	4.22	$1.11	549,684	$1.10
$1.44 – 1.44	1,377,739	6.33	1.44	1,230,281	1.44
$1.49 – 1.64	1,124,003	7.36	1.63	715,809	1.63
$1.64 – 5.06	667,309	8.30	3.82	275,519	3.13
$5.09 – 5.09	1,185,000	9.19	5.09	236,249	5.09
$5.25 – 6.85	690,937	8.58	6.14	348,592	6.22
$7.00 – 7.75	911,000	8.32	7.26	366,536	7.25

$0.42 – 7.75	6,526,506	7.56	$3.66	3,722,760	$2.80

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2013 were $10.5 million and $8.6 million, respectively. As of December 31, 2013, the ending options vested and expected to vest was 6,483,107 and the aggregate intrinsic value of these options was $10.5 million. The weighted average remaining contractual life and weighted average exercise price of these options were 7.55 years and $3.65, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2013.

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 were $0.5 million, $1.7 million and $6,000, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $0.1 million, $0.6 million and $14,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan (the “Purchase Plan”) contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2013, employees had purchased 167,245 shares of common stock under the Purchase Plan at an average price of $1.69. For the year ended December 31, 2012, employees had purchased 150,677 shares of common stock under the Purchase Plan at an average price of $1.18. At December 31, 2013, plan participants had $0.3 million withheld to purchase stock on February 14, 2014, which is included in accrued liabilities on the accompanying consolidated balance sheet. At December 31, 2013, 235,896 shares were authorized and available for issuance under the ESPP.

Stock-based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Under this guidance, stock-based compensation cost is based on the recognition of the grant date fair value estimated in accordance with the provisions of ASC 815 over the service period, which is generally the vesting period. In addition, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, which consists of the compensation cost for employee stock options and ESPP, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense:
Research and development	$2,562	$1,521	$471
General and administrative	2,360	1,489	568

	$4,922	$3,010	$1,039

Employee Stock-based Compensation Expense

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Employee Stock Options
Risk-free interest rate	1.14%	1.12%	1.88%
Expected life (in years)	5.97	5.99	5.98
Dividend yield	—	—	—
Volatility	101%	105%	92%
Weighted-average fair value of stock options granted	$4.04	$5.09	$1.23

Employee Stock Purchase Plan
Risk-free interest rate	0.19%	0.21%	0.15%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—
Volatility	77%	111%	80%
Weighted-average fair value of ESPP purchase rights	$2.27	$3.46	$0.66

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock based awards. To determine the expected stock price volatility for the Company’s stock based awards, the Company considers its historical volatility and its industry peers. The fair value of all the Company’s stock based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

The Company recognized $4.8 million, $2.8 million and $0.8 million of stock-based compensation expense related to stock options granted and purchase rights granted under the Company’s stock option plans, for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $10.3 million before estimated forfeitures. This cost will be recorded as compensation expense ratably over the remaining weighted average requisite service period of approximately 2.4 years.

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

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	2.51%	1.93%	1.37%
Expected life (in years)	10	10	5.15
Dividend yield	—	—	—
Expected volatility	100%	101%	92%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 10—INCOME TAXES

For the year ended December 31, 2013, the Company recorded an income tax provision of $0.2 million, which was related to state minimum taxes. For the years ended December 31, 2012 and 2011, the Company did not record an income tax provision due to net operating losses and the inability to record an income tax benefit.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2013	2012	2011
U.S. federal taxes (benefit) at statutory rate	$(9,592)	$(24,186)	$(8,722)
State federal income tax benefit	(1,794)	(1,160)	(1,995)
Unutilized (utilized) net operating losses	9,747	7,455	11,731
Stock-based compensation	486	288	223
Research and development credits	(1,416)	—	(885)
Tax assets not benefited	1,926	143	1,105
Nondeductible warrant expense	790	17,414	(1,482)
Other	55	46	25

Total	$202	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Capitalized start-up costs	$179	$209
Net operating loss carryforwards	31,988	44,769
Research and development credits	5,427	3,513
Deferred stock compensation	3,327	2,115
Deferred revenue	21,151	—
Other (accruals, reserves, depreciation)	1,069	958

Total deferred tax assets	63,141	51,564
Less: Valuation allowance	(63,141)	(51,564)

	$—	$—

At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $81 million and $78 million, respectively, available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2015, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

The net operating loss deferred tax asset balance as of December 31, 2013 includes $0.4 million of excess tax benefits from stock option exercises. Stockholders’ equity (deficit) will be credited if and when such excess tax benefits are ultimately realized.

At December 31, 2013, the Company had federal research and development tax credits of approximately $3.2 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $4.3 million, which have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $11.6 million, $7.8 million and by $11.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company adopted ASC Topic 740-10-50 “Accounting for Uncertainty of Income Taxes” (“ASC Topic 740-10-50”), on January 1, 2007. The Company does not believe that its unrecognized tax benefits will change over the next twelve months.

The following table summarizes the activity related to our gross unrecognized tax benefits:

(in thousands)	2013	2012
Gross unrecognized tax benefits at January 1,	$1,100	$1,100
Gross increases (decreases) related to prior year tax positions	—	—
Gross increases (decreases) related to current year tax positions	—	—
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Gross unrecognized tax benefits at December 31,	$1,100	$1,100

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) plan to provide a retirement savings program for the employees of the Company. The 401(k) plan is maintained for the exclusive purpose of benefiting the 401(k) plan participants. The 401(k) plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2013, the Company has not made any contributions to the 401(k) plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2013. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations. Net loss per common share, basic and diluted for the four quarters of each fiscal year, may not sum to the total for the fiscal year because of the different weighted average number of shares outstanding in each of the periods.

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$2,922	$3,180	$3,181	$3,212

Net income (loss)	$(9,214)	$(12,788)	$1,176	$(7,589)

Net income (loss) per common share
Basic	$(0.16)	$(0.22)	$0.02	$(0.13)

Diluted	$(0.16)	$(0.22)	$(0.08)	$(0.13)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$252	$1,797	$1,797	$2,021

Net income (loss)	$(115,533)	$17,001	$(991)	$28,388

Net income (loss) per common share
Basic	$(2.30)	$0.31	$(0.02)	$0.50

Diluted	$(2.30)	$(0.04)	$(0.06)	$(0.10)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our principal executive officer and principal financial officer is appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2013. Their attestation report on the audit of our internal control over financial reporting is included below.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Threshold Pharmaceuticals, Inc.

We have audited Threshold Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Threshold Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Threshold Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Threshold Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 of Threshold Pharmaceuticals, Inc. and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 6, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2013 fiscal year pursuant to Regulation 14A for our 2014 Annual Meeting of Stockholders, or the 2014 Proxy Statement, and the information to be included in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the 2014 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of Ernst & Young LLP are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.

(3)	A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

March 6, 2014	By:	/s/ HAROLD E. SELICK, PH.D.
Harold E. Selick, Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harold E. Selick, Ph.D. and Joel A. Fernandes, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D. Harold E. Selick, Ph.D.	Chief Executive Officer (principal executive officer)	March 6, 2014

/s/ JOEL A. FERNANDES Joel A. Fernandes	Vice President, Finance and Controller (principal financial and accounting officer)	March 6, 2014

/s/ JEFFREY W. BIRD, M.D., PH.D. Jeffrey W. Bird, M.D., Ph.D.	Director	March 6, 2014

/s/ BRUCE C. COZADD Bruce C. Cozadd	Director	March 6, 2014

/s/ DAVID R. HOFFMANN David R. Hoffmann	Director	March 6, 2014

/s/ WILFRED E. JAEGER, M.D. Wilfred E. Jaeger, M.D.	Director	March 6, 2014

/s/ GEORGE G. C. PARKER, PH.D. George G. C. Parker, Ph.D.	Director	March 6, 2014

/s/ DAVID R. PARKINSON, M.D. David R. Parkinson, M.D.	Director	March 6, 2014

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1*	Amended and Restated Certificate of Incorporation of the Registrant, as subsequently amended

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-114376), filed on January 28, 2005)

4.2	Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on August 9, 2006)

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on August 9, 2006)

4.4	Amendment to Rights Agreement, dated as of July 10, 2008, between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 14, 2008)

4.5	Second Amendment to Rights Agreement, dated as of September 29, 2009, between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 30, 2009)

4.6	Third Amendment to Rights Agreement, dated as of March 11, 2011, between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 11, 2011)

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement, dated as of September 29, 2009, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2009)

4.8	Form of Warrant issued pursuant to the Registrant’s prospectus supplement, dated March 11, 2011, and accompanying prospectus (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2011)

10.1+	2004 Amended and Restated Equity Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2012)

10.2+	2004 Employee Stock Purchase Plan of the Registrant As Amended and Restated Effective May 22, 2009 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010)

10.3+	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-114376), filed on December 6, 2004)

10.4+	Form of Notice of Grant of Stock Options and Option Agreement (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on March 17, 2006)

10.5+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K filed on November 2, 2007)

EXHIBIT NUMBER	DESCRIPTION

10.6	Form of Securities Purchase Agreement, dated July 9, 2008, by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2008)

10.7+	Form of Amended and Restated Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2012)

10.8+	Change of Control Severance Agreement by and between the Registrant and Tillman E. Pearce, dated as of April 9, 2012, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 12, 2012)

10.9†	Exclusive License Agreement, effective as of October 5, 2009, by and between the Registrant and Eleison Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on March 8, 2010)

10.10†	License and Co-Development Agreement between the Registrant and Merck KGaA, dated February 2, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2012)

10.11*††	Amendment to License and Co-Development Agreement between the Registrant and Merck KGaA, dated December 2, 2013.

10.12	At Market Issuance Sales Agreement by and between the Registrant and McNicoll, Lewis & Vlak LLC (predecessor to MLV & Co., LLC), dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2010)

10.13	First Amendment to the At Market Issuance Sales Agreement by and between the Registrant and MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC, dated January 20, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2012)

10.14	Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 3, 2011)

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT NUMBER	DESCRIPTION

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

††	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

**	Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.