Form 10-Q
period 2014-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2014-05-01
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

On April 25, 2014, there were 59,346,233 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2014

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Threshold Pharmaceuticals, Inc., our logo and Metabolic Targeting are our trademarks. Other trademarks, trade names and service marks used in this quarterly report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2014	December 31, 2013 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,743	$7,279
Marketable securities, current	65,250	58,390
Collaboration receivable	5,192	18,094
Prepaid expenses and other current assets	1,311	2,246

Total current assets	78,496	86,009
Marketable securities, non-current	14,393	16,364
Property and equipment, net	632	686
Other assets	1,159	1,059

Total assets	$94,680	$104,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,006	$1,689
Accrued clinical and development expenses	5,492	7,444
Accrued liabilities	3,962	3,161
Deferred revenue, current	14,722	14,722

Total current liabilities	28,182	27,016
Warrant liability	21,964	23,421
Deferred revenue, non-current	73,235	76,916
Deferred rent	287	240

Total liabilities	123,668	127,593
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 59,346,025 shares at March 31, 2014 and 59,232,611 shares at December 31, 2013	59	59
Additional paid-in capital	329,727	328,116
Accumulated other comprehensive gain (loss)	13	28
Accumulated deficit	(358,787)	(351,678)

Total stockholders’ equity (deficit)	(28,988)	(23,475)

Total liabilities and stockholders’ equity (deficit)	$94,680	$104,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$3,681	$2,922

Operating expenses:
Research and development	9,653	6,468
General and administrative	2,634	2,515

Total operating expenses	12,287	8,983

Loss from operations	(8,606)	(6,061)
Interest income (expense), net	40	36
Other income (expense), net	1,457	(3,116)

Loss before provision for income taxes	(7,109)	(9,141)
Provision for income taxes	—	73

Net loss	(7,109)	(9,214)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for sale securities	(15)	(5)

Comprehensive loss	$(7,124)	$(9,219)

Net loss per common share:
Basic	$(0.12)	$(0.16)
Diluted	$(0.14)	$(0.16)
Weighted average number of shares used in per common share calculations:
Basic	59,303	56,486
Diluted	61,300	56,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,109)	$(9,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	390	316
Stock-based compensation expense	1,266	1,053
Change in common stock warrant value	(1,457)	3,116
Changes in operating assets and liabilities:
Collaboration receivable	12,902	8,982
Prepaid expenses and other assets	835	5
Accounts payable	2,317	1,446
Accrued clinical and development expenses	(1,952)	(126)
Accrued liabilities	801	833
Deferred rent	47	(5)
Deferred revenue	(3,681)	27,078

Net cash provided by operating activities	4,359	33,484

Cash flows from investing activities:
Acquisition of property and equipment	(24)	(14)
Acquisition of marketable securities	(22,349)	(46,407)
Proceeds from sale of marketable securities	3,109	—
Proceeds from maturities of marketable securities	14,024	22,088

Net cash used in investing activities	(5,240)	(24,333)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	345	175

Net cash provided by financing activities	345	175

Net increase (decrease) in cash and cash equivalents	(536)	9,326
Cash and cash equivalents, beginning of period	7,279	11,029

Cash and cash equivalents, end of period	$6,743	$20,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a biotechnology company using its expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2014.

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

The Company’s revenues are related to its collaboration arrangement with Merck KGaA, which was entered in February 2012. The collaboration with Merck KGaA provides for various types of payments to the Company, including non-refundable upfront license, milestone and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company also receives reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for TH-302. Such reimbursement is reflected as a reduction of operating expenses.

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

The Company recognizes revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangements. See Note 3, “Collaboration Arrangements,” for analysis of milestone events deemed to be substantive or non-substantive.

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

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss-basic	$(7,109)	$(9,214)
Less: noncash income from change in fair value of common stock warrants	1,757	—

Net loss-diluted	$(8,866)	$(9,214)

Denominator:
Weighted average common shares outstanding	59,303	56,486
Dilutive effect of warrants	1,997	—

Weighted-average common shares outstanding and potential dilutive common shares — diluted	61,300	56,486

Net loss per share
Basic	$(0.12)	$(0.16)
Diluted	$(0.14)	$(0.16)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	As of March 31,
	2014	2013
Shares issuable upon exercise of warrants	4,288	11,573
Shares issuable upon exercise of stock options	6,656	6,481
Shares issuable related to the ESPP	31	48

NOTE 3 — COLLABORATION ARRANGEMENTS

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided the Company with an option to co-commercialize TH-302 in the United States. To date the Company received $110 million in upfront and milestone payments, including $12.5 million received during the quarter ended March 31, 2014. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement. The Company is eligible to earn additional potential milestone payments of up to $100 million in regulatory and development milestones, and $340 million in commercialization milestones.

In the United States, the Company has primary responsibility for development of TH-302 in the soft tissue sarcoma indication. The Company and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development expenses for TH-302. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of TH-302 with the Company receiving a tiered, double-digit royalty on sales. Under the royalty bearing portion of the agreement, Threshold retains the option to co-promote TH-302 in the United States. Additionally, the Company retains the option to co-commercialize TH-302 in the United States, upon the achievement of certain sales and regulatory milestones, allowing the Company to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of TH-302 with the Company receiving a tiered, double digit royalty on sales in these territories. The agreement will continue on a country-by-country and product-by-product basis until the later of the last to expire patent covering such product containing TH-302 in such country or ten years following the commercial launch of a product containing TH-302 in such country, unless terminated earlier. Merck KGaA has the right to terminate the agreement on limited notice to the Company, and each party has the right to terminate the agreement following an uncured material breach by the other party.

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company has recorded $110 million of the upfront payment and milestones payments as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $3.7 million and $2.9 million of revenue during the three months ended March 31, 2014 and 2013, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. The Company also earned a $5.9 million and $3.5 million reimbursement for eligible worldwide development expenses for TH-302 from Merck KGaA during the three months ended March 31, 2014 and 2013, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses.

Of the remaining potential future milestones, $100 million are related to regulatory and development milestones and $340 million are related to commercialization milestones that may be received under the Merck KGaA Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Development milestones include primarily the initiation of various phases of clinical trials. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory and development milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement that occurred subsequent to inception of the Merck KGaA agreement, of the value of the delivered rights and license of TH-302 and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory and development milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck KGaA agreement, Merck KGaA will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. If there are no future development obligations, the Company expects to account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

NOTE 4— STOCKHOLDERS’ EQUITY

Common Stock Warrants

The Company accounts for its common stock warrants under guidance in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The guidance required the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statements of operations.

At both March 31, 2014 and December 31, 2013, the Company had warrants outstanding to purchase 4,287,940 shares of common stock, having an exercise price of $2.05 per share, which warrants were initially issued by us in a private placement in October 2009. The fair value of these warrants on March 31, 2014 and December 31, 2013 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2014	December 31, 2013
Risk-free interest rate	0.13%	0.13%
Expected life (in years)	0.52	0.76
Dividend yield	—	—
Volatility	44%	49%
Stock price	$4.76	$4.67

During the three months March 31, 2014 the change in fair value of $0.3 million related to the October 2009 warrants was recorded as other expense in the Company’s condensed consolidated statement of operations.

At both March 31, 2014 and December 31, 2013, the Company had also warrants outstanding to purchase 3,993,783 shares of common stock, having an exercise price of $2.46 per share, which warrants were initially issued by us in an underwritten public offering in March 2011. The fair value of these warrants on March 31, 2014 and December 31, 2013 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2014	December 31, 2013
Risk-free interest rate	0.44%	0.78%
Expected life (in years)	1.96	2.21
Dividend yield	—	—
Volatility	55%	88%
Stock price	$4.76	$4.67

During the three months ended March 31, 2014, the change in fair value of $1.8 million related to the March 2011 warrants was recorded as other income in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the October 2009 and March 2011offerings, subject to fair value measurements as of March 31, 2014 and December 31, 2013:

	Fair Value as of March 31, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
October 2009 warrants	$11,620	$—	$—	$11,620
March 2011 warrants	10,344	—	—	10,344

Total common stock warrants	$21,964	$—	$—	$21,964

(in thousands)	Fair Value as of December 31, 2013	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
October 2009 warrants	$11,320	$—	$—	$11,320
March 2011 warrants	12,101	—	—	12,101

Total common stock warrants	$23,421	$—	$—	$23,421

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2013	$23,421
Change in fair value of common stock warrants during three months ended March 31, 2014	(1,457)
Exercise of warrants during three months ended March 31, 2014	—

Balance at March 31, 2014	$21,964

NOTE 5— STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the Company’s ESPP, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$671	$534
General and administrative	595	519

	$1,266	$1,053

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Employee Stock Options:
Risk-free interest rate	1.90%	1.15%
Expected term (in years)	6.04	6.02
Dividend yield	—	—
Volatility	96%	101%
Weighted-average fair value of stock options granted	$3.84	$4.01

	Three Months Ended March 31,
	2014	2013
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.18%	0.20%
Expected term (in years)	1.23	1.25
Dividend yield	—	—
Volatility	53%	92%
Weighted-average fair value of stock options granted	$1.79	$2.44

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock based awards. To determine the expected stock price volatility for the Company’s stock based awards, the Company utilized the historical volatilities of the Company. The fair value of all the Company’s stock based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.2 million and $1.0 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s stock option plans and ESPP, for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plans was approximately $9.8 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.3 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $36,000 and $35,000 for the three months ended March 31, 2014 and 2013, respectively.

Equity Incentive Plans

2004 Equity Incentive Plan On January 1, 2014, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan. At March 31, 2014, 1,256,173 shares were authorized and available for issuance under the 2004 Equity Incentive Plan. The 2004 Incentive Plan expired pursuant to its terms on April 7, 2014.

The following table summarizes stock option activity under the Company’s 2004 Equity Incentive Plan:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,526,506	$3.66	—	—
Granted	175,000	$4.97	—	—
Exercised	(39,352)	$1.40	—	—
Forfeitures	(5,937)	$6.18	—	—

Outstanding at March 31, 2014	6,656,217	$3.71	7.43	$10,708,746

Vested and expected to vest March 31, 2014	6,617,299	$3.70	7.42	$10,701,253
Exercisable at March 31, 2014	4,077,685	$2.93	6.78	$9,204,627

The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 were $0.1 million and $0.1 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $55,000 and $33,000 for each of the three months ended March 31, 2014 and 2013, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2014, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the three months ended March 31, 2014, plan participants had purchased 74,062 shares at an average purchase price of $3.91. At March 31, 2014, plan participants had $0.1 million withheld to purchase stock on August 14, 2014, which is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet. At March 31, 2014, 261,834 shares were authorized and available for issuance under the ESPP.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Fair Value as of March 31, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,001	$5,001	$—	$—
Certificates of deposit	1,464	—	1,464	—
Corporate debt securities	55,317	—	55,317	—
U.S. Government securities	18,990	—	18,990	—
Municipal securities	1,618	—	1,618	—
Commercial paper	3,996	—	3,996	—

Total cash equivalents and marketable securities	$86,386	$5,001	$81,385	$—

	Fair Value as of December 31, 2013	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,285	$4,285	$—	$—
Certificates of deposit	1,584	—	1,584	—
Corporate debt securities	49,019	—	49,019	—
Government securities	21,731	—	21,731	—
Municipal securities	2,815	—	2,815	—
Commercial paper	2,599	—	2,599	—

Total cash equivalents and marketable securities	$82,033	$4,285	$77,748	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2014 and December 31, 2013:

As of March 31, 2014 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,001	$—	$—	$5,001
Certificates of deposit	1,464	—	—	1,464
Corporate debt securities	55,318	15	(16)	55,317
U.S. Government securities	18,977	15	(2)	18,990
Municipal securities	1,617	1	—	1,618
Commercial paper	3,996	—	—	3,996

	86,373	31	(18)	86,386
Less cash equivalents	6,743	—	—	6,743

Total marketable securities	$79,630	$31	$(18)	$79,643

As of December 31, 2013 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of deposit	1,584	—	—	1,584
Corporate debt securities	49,001	25	(7)	49,019
Government securities	21,722	12	(3)	21,731
Municipal securities	2,814	1	—	2,815
Commercial paper	2,599	—	—	2,599

	82,005	38	(10)	82,033
Less cash equivalents	7,279	—	—	7,279

Total marketable securities	$74,726	$38	$(10)	$74,754

There were no realized gains or losses in the three months ended March 31, 2014 and 2013.

As of March 31, 2014, the weighted average maturity for the Company’s available for sale securities was 6.8 months, with the longest maturity being August 2015.

The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2014 (in thousands):

	In loss position for less than twelve months
As of March 31, 2014 (in thousands):	Fair Value	Unrealized Loss
Government securities	$6,653	$(1)
Corporate debt securities	20,116	(12)

Total marketable securities	$26,769	$(13)

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

Years Ending December 31,
2014	$667
2015	918
2016	953
2017	238
Thereafter	—

Total	$2,776

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “will,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the clinical development of TH-302 and its expected uses and benefits;

•

anticipated clinical developmental events for TH-302, including the timing of the commencement, conduct and completion of clinical trials for TH-302 and the timing of any efficacy and/or safety analyses from ongoing trials;

•	anticipated milestone payments from Merck KGaA;

•	the success of any clinical trials that we and/or Merck KGaA commence;

•	our and Merck KGaA’s potential receipt of regulatory approvals, and our and Merck KGaA’s satisfaction of ongoing regulatory review;

•	our and Merck KGaA’s ability to timely develop a viable commercial formulation of TH-302;

•	whether any product candidates that we and/or Merck KGaA are able to commercialize are safer or more effective than other marketed products, treatments or therapies;

•	uncertainties associated with obtaining and enforcing patents and other intellectual property rights;

•	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities;

•	anticipated expenses, including clinical trial, research and development and personnel costs;

•	the anticipated sufficiency of our cash resources and our need for additional capital;

•	our projected financial performance; and

•	the clinical development of [18-F]-HX4 and its expected uses and benefits.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Risk Factors” section in Part II, Item 1A of this quarterly report on Form 10-Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements reflect our view only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

TH-302 was discovered by our scientists based on our hypoxia-targeted therapeutics technology. Hypoxia, or abnormally low oxygen concentration, is a common feature of the tumor microenvironment in most solid tumors and in the bone marrow of patients with some hematological malignancies (also known as cancers of the bone marrow, for example, leukemias and multiple myeloma). We believe that by virtue of targeting tumor hypoxia, TH-302 may have broad clinical applicability across many types of solid tumors and some hematological malignancies. To explore this broad therapeutic potential of TH-302, we are conducting multiple clinical trials to evaluate its safety and efficacy as monotherapy and in combination with currently marketed anticancer drugs, including traditional chemotherapeutic agents and antiangiogenic agents.

The most advanced clinical study of TH-302 is a pivotal Phase 3 clinical trial of TH-302 plus doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, which we refer to as the 406 trial. Enrollment of 620 patients was completed in December 2013. Interim efficacy and safety analyses are expected to be conducted by an Independent Data Monitoring Committee after 235 deaths are reported. The timing of reaching the number of events, which is dependent on the length of survival of patients, is currently projected to be in mid-2014, with the analyses to be conducted thereafter. However, because the interim analyses are event driven, which we do not control, we cannot predict with certainty when the interim analyses will commence.

In January 2013, we announced that our partner Merck KGaA initiated the global pivotal Phase 3 MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. Initiation of the pivotal Phase 3 MAESTRO clinical trial followed completion of our randomized and controlled Phase 2 clinical trial of TH-302 plus gemcitabine in patients with pancreatic cancer (which we refer to as the 404 trial) in which the primary endpoint of progression-free survival was met. Enrollment in the Phase 3 MAESTRO trial remains on track. In March 2014, we announced that Merck KGaA initiated a Phase 1 dose escalation study assessing the safety, tolerability and anti-tumor activity of TH-302 in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma.

Also in March 2014, we opened a 440-patient, randomized, double-blind, placebo-controlled trial of TH-302 in combination with pemetrexed in advanced non-squamous non-small cell lung cancer (which we refer to as the 415 trial). The international Phase 2 trial is designed to compare the combination of TH-302 and pemetrexed versus the combination of pemetrexed and placebo as second-line therapy in this patient population. A TH-302 dose of 400 mg/m2 will be utilized in combination with full-dose pemetrexed. Overall survival is the primary endpoint; secondary endpoints include safety and assessment of anti-tumor activity as determined by progression-free survival and objective response rate.

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

TH-302 is also the subject of clinical trials investigating the combination of TH-302 with antiangiogenic therapies in a variety of tumor types. Threshold is the sponsor of a Phase 1 dose-escalation study of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma or RCC, gastrointestinal stroma tumors, and pancreatic neuroendocrine tumors (which we refer to as the 410 trial). Two investigator-sponsored trials of TH-302 are currently enrolling patients: a Phase 1/2 randomized study of TH-302 in combination with bevacizumab in recurrent glioblastoma following bevacizumab failure and a Phase 1/2 study of TH-302 in combination with sorafenib in advanced RCC and advanced hepatocellular carcinoma.

We are working to broaden the potential applicability of TH-302 to other cancers and in combination with other approved anti-cancer drugs as well as to discover additional hypoxia-targeted therapeutics that will selectively target cancer cells. We also seek to improve our capability of identifying patients who may be most likely to respond to our hypoxia-targeted therapeutics. [18F]-HX4 is an investigational radiolabeled hypoxia Positron Emission Tomography (PET) tracer that we acquired from Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. We initially intend to develop [18F]-HX4 to determine a patient’s tumor hypoxia profile, which may identify patients who will best respond to our hypoxia-targeted therapeutics.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of March 31, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $86.4 million and $82.0 million, respectively. We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total TH-302 development expenses are expected to increase in 2014 compared to 2013 due primarily to the continued execution of existing clinical trials and anticipated commencement of new clinical trials for TH-302. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to the development of TH-302 are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of TH-302 and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For the three months ended March 31, 2014, we recognized $3.7 million in revenue from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our collaboration with Merck KGaA. For the three months ended March 31, 2013, we recognized $2.9 million in revenue, from the amortization of the $97.5 million in upfront and milestone payments earned in the first quarter of 2013 and in 2012 from our collaboration with Merck KGaA. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. We expect revenue to increase in 2014 compared to 2013 due to the full year amortization of milestone payments earned in 2013.

Research and Development. Research and development expenses were $9.7 million for the three months ended March 31, 2014 compared to $6.5 million for the three months ended March 31, 2013, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. The $3.2 million increase in expenses is due primarily to a $4.8 million increase in clinical development expenses and an increase of $0.8 million in consulting and employee related expenses, partially offset by a $2.4 million increase in reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302.

During the three months ended March 31, 2014 and 2013, we were engaged in two primary research and development programs: the development of TH-302, which is the subject of two ongoing pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of TH-302) attributable to both programs for each period presented:

Research and development expenses by project (in thousands)	Three months ended March 31,
	2013	2013
TH-302	$8,232	$5,446
Discovery research	1,421	1,022

Total research and development expenses	$9,653	$6,468

Research and development expenses associated with our internally discovered compound TH-302 were $8.2 million for the three months ended March 31, 2014 and $5.4 million for the three months ended March 31, 2013, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. The increase of $2.8 million during the three months ended March 31, 2014 compared to same period in 2013, net of reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302, was due primarily to an increase in development costs for the 406 trial, the MAESTRO trial and the 415 trial. TH-302 continues to progress through the 406 trial, the MAESTRO trial, the recently commenced 415 trial, the 413 trial and the 408 trial.

Discovery research and development expenses were $1.4 million for the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

The largest component of our total operating expenses is our ongoing investment in our research and development activities, including the clinical development of TH-302, and we expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses, including reimbursements of Merck KGaA’s 70% share of development expenses, are expected to increase in 2014 compared to 2013 due to the continued execution of existing clinical trials and the anticipated start of new clinical trials. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing batches of TH-302 active pharmaceutical ingredient, or API, and drug product, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

We did not track research and development expenses by project prior to 2003, and therefore we cannot provide cumulative project expenses to date. The risks and uncertainties associated with our research and development projects are discussed more fully in the “Risk Factors” section in Part II, Item 1A of this quarterly report on Form 10-Q. As a result of the risks and uncertainties discussed in the “Risk Factors” section and above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate, including TH-302. To date, we have not commercialized any of our product candidates and in fact may never do so.

General and Administrative. General and administrative expenses were $2.6 million for the three months ended March 31, 2014, compared to $2.5 million for the three months ended March 31, 2013. The $0.1 million increase in expenses is due primarily to an increase in employee related expenses to support our ongoing collaboration with Merck KGaA. We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing development of TH-302.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended March 31, 2014 was $40,000 of interest income compared to $36,000 of interest income for the same period in 2013.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2014 was non-cash income of $1.5 million compared to non-cash expense of $3.1 million, for the three months ended March 31, 2013. The non-cash income for 2014 compared to the non-cash expense for 2013 was due to a decrease in the fair value of outstanding warrants to purchase common stock as result of a change in the underlying stock price, and to a lesser extent, a decrease in the number of warrants outstanding. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statements of operations.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. To date we have received $110 million in upfront and milestone payments from our collaboration with Merck KGaA, including a $12.5 million milestone payment received during the three months ended March 31, 2014. We had cash, cash equivalents and marketable securities of $86.4 million and $82.0 million at March 31, 2014 and December 31, 2013, respectively, available to fund operations.

Net cash provided by operating activities for the three months ended March 31, 2014, was $4.4 million compared to net cash provided by operating activities of $33.5 million for the three months ended March 31, 2013. The decrease of $29.1 million in cash provided by operations was primarily attributable to $12.5 million of cash received related to a milestone payment from the Merck KGaA collaboration during the three months ended March 31, 2014 compared to $42.5 million of cash received related to milestone payments from the Merck KGaA collaboration during the three months ended March 31, 2013.

Net cash used in investing activities for the three months ended March 31, 2014 was $5.2 million compared with net cash used in investing activities of $24.3 million for the three months ended March 31, 2013. The $19.1 million decrease in cash used by investing activities was due primarily to a decrease in proceeds used in the purchase of marketable securities net of proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $0.3 million and $0.2 million, respectively. Net cash received during both periods was related to the exercise of stock options and purchase rights under our employee equity incentive plans.

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

During the three months ended March 31, 2014, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with Securities and Exchange Commission on March 6, 2014.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on March 6, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of TH-302, which is our only product candidate in clinical development. If we and Merck KGaA are unable to successfully develop and obtain regulatory approval for TH-302, our ability to generate revenue from product sales will be significantly delayed.

We have focused our development activities on TH-302, and we do not presently have any other compounds in clinical development. Substantially all of our efforts and expenditures over the next few years are expected to be devoted to TH-302. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of TH-302. In addition, in February 2012, we entered into a global license and co-development agreement for TH-302 with Merck KGaA, with an option to co-commercialize in the United States. The success of this collaboration and the activities of Merck KGaA will significantly impact the development and potential commercialization of TH-302. In addition, TH-302 is not expected to be commercially available in the near term, if at all. Further, the commercial success of TH-302 will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic and cost effective alternative to currently available products. If we and Merck KGaA are unable to successfully develop, obtain regulatory approval for and commercialize TH-302, our ability to generate revenue from product sales will be significantly delayed and our business would be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

In addition, the failure of TH-302 to achieve successful clinical trial endpoints, delays in clinical trial enrollment or events or in the clinical development of TH-302 generally, unanticipated adverse side effects related to TH-302 or any other adverse developments or information related to TH-302 would significantly harm our business, our prospects and the value of our common stock. TH-302 is currently the subject of two ongoing pivotal Phase 3 clinical trials being conducted under special protocol assessments, or SPAs, with the U.S. Food and Drug Administration, or FDA: the “406 trial” evaluating TH-302 in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the MAESTRO trial of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. There is no guarantee that the results of either of the ongoing Phase 3 clinical trials will be positive. Negative or inconclusive results in either of the Phase 3 clinical trials could cause the FDA to require that we repeat it or conduct additional clinical trials. Even if we believe that the data from required Phase 3 clinical trials is positive, the FDA could require additional trials or other testing before approving TH-302 for marketing. In this regard, the FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or Merck KGaA’s data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of TH-302. The FDA could also require additional studies or trials to satisfy particular safety concerns noted in our or Merck KGaA’s preclinical or clinical testing. Even if the FDA or other regulatory agency approves TH-302, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. We and Merck KGaA will need to obtain regulatory approval from authorities in foreign countries to market TH-302 in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or Merck KGaA fail to obtain approvals from foreign jurisdictions, the geographic market for TH-302 would be limited.

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

Additionally, an SPA may be changed only with written agreement of the FDA and sponsor, and any further changes we or Merck KGaA may propose to our respective protocols will remain subject to the FDA’s approval. The FDA may not agree to any such amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results from the 406 trial or the MAESTRO trial will be found to be adequate to support an efficacy claim and product approval. Therefore, despite the potential benefits of SPA agreements, significant uncertainty remains regarding the clinical development of and regulatory approval process for TH-302 and it is possible that we and Merck KGaA might never receive any regulatory approvals for TH-302.

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

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including in Phase 2 clinical trials, does not ensure that later clinical trials will be successful. Initial results from Phase 1 and Phase 2 clinical trials of TH-302also may not be confirmed by later analysis or in subsequent larger clinical trials, including in the 406 trial and the MAESTRO trial. In particular, the results that achieved the primary endpoint for progression-free survival in the Phase 2b trial of TH-302 in pancreatic cancer may not predict the results of overall survival for patients in the same study or subsequent studies, including in the MAESTRO trial. As a result, despite the results reported in earlier clinical trials for TH-302, we do not know whether the ongoing Phase 3 clinical trials or other clinical trials that we or Merck KGaA may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market TH-302. Our and Merck KGaA’s failure to successfully complete clinical trials and obtain regulatory approval for TH-302 would materially and adversely affect our business and our stock price.

We are dependent upon our collaborative relationship with Merck KGaA to further develop, manufacture and commercialize TH-302.

Our success in developing, manufacturing and commercializing TH-302 depends on our relationship with Merck KGaA. On February 3, 2012, we entered into a global license and co-development agreement for TH-302 with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. In the United States, we have primary responsibility for development of TH-302 in the soft tissue sarcoma indication. We and Merck KGaA will jointly develop TH-302 in all other cancer indications being pursued. We have rights to co-promote TH-302 in the United States, which we can exercise by giving notice during specified periods, and have the right to co-commercialize TH-302 if certain development or sales milestones are achieved.

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

We have limited ability to direct Merck KGaA in its development of TH-302 and we may be unable to obtain any remedy against Merck KGaA if they fail to do so, or to do so in a manner that we think is inadequate. Merck KGaA may not have sufficient expertise to develop, promote or obtain reimbursement for oncology products in the United States and may fail to devote appropriate resources to this task. Merck KGaA’s development plans may be slower than or different from our plans were, when we were developing TH-302 on our own, leading to changes and delays in development and in the achievement of milestones that would impact payments to us under our agreement with Merck KGaA. In addition, Merck KGaA may establish a sales and marketing infrastructure for TH-302 that is not appropriate for the sales opportunity or establish this infrastructure too early or late in view of the ultimate timing of potential regulatory approvals. We are at risk with respect to the success or failure of Merck KGaA’s development and commercial decisions related to TH-302 as well as the extent to which Merck KGaA succeeds in the execution of its strategy. Merck KGaA’s development of other products may affect its incentives to develop and commercialize TH-302 and cause it to take actions that may be different from those we would take.

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

Merck KGaA has the right to terminate the agreement on 90 days’ prior written notice, or following our uncured material breach. If Merck KGaA terminates the agreement at its election, then we would become responsible for the costs of development and commercialization of TH-302, and there can be no assurance we would be able to do so, or to find another collaborator for the continued development and commercialization of TH-302. If we are unable to maintain our collaborative relationship with Merck KGaA, we may be unable to continue development, manufacturing and any marketing activities at our own expense.

If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on our TH-302 development program, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing TH-302. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing TH-302, which are now being largely funded by Merck KGaA. In the future, we may not be able to locate third-party collaborators to develop and market TH-302 and we may lack the capital and resources necessary to develop TH-302 alone. Disputes with Merck KGaA may delay or prevent us from further developing, manufacturing or commercializing TH-302, and could lead to litigation against Merck KGaA, which could be time consuming and expensive.

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

If we and/or Merck KGaA do not successfully complete our clinical trials on schedule, the price of our common stock may decline.

Our product candidates must undergo rigorous clinical testing, the results of which are uncertain and could substantially delay or prevent us from bringing them to market.

Before we and/or Merck KGaA can obtain regulatory approval for a product candidate, we and/or Merck KGaA must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA or other regulatory agencies. Clinical trials of new drug candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete.

We cannot be certain of us or Merck KGaA successfully completing clinical testing within the time frames we have planned or anticipated, or at all. We or Merck KGaA may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us or Merck KGaA from receiving regulatory approval or commercializing our product candidates, including the following:

•

our or Merck KGaA’s clinical trials may produce negative or inconclusive results, and we or Merck KGaA may decide, or regulators may require us and Merck KGaA, to conduct additional clinical and/or preclinical testing or to abandon programs;

•	the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;

•	clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

•	enrollment in clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays and additional expense;

•	we, or Merck KGaA or regulators may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and

•

the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.

In addition, clinical results are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse safety events, including patient fatalities that may be attributable to TH-302, during a clinical trial could cause the trial to be terminated or require additional studies. Furthermore, some of our clinical trials are overseen by Independent Data Monitoring Committees, or IDMCs. These independent oversight bodies are comprised of external experts who review the progress of the ongoing clinical trials as well as safety from other trials, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials overseen by an IDMC may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results and an IDMC may determine to delay or suspend the trial due to safety or futility findings based on events occurring during a clinical trial. For example, as part of our study protocol for the 406 trial, an IDMC monitors patient safety on an ongoing basis and will conduct interim efficacy and safety analyses after 235 deaths are reported in the trial. If the IDMC at any time determines that data from the 406 trial give rise to safety concerns, the IDMC could recommend that the 406 trial be halted or substantially modified. Moreover, if as a result of the planned interim efficacy analysis for the 406 trial the IDMC determines that the 406 trial would be unlikely to meet its primary endpoint of overall survival, the IDMC could recommend early termination of the 406 trial. The recommended termination of any of our or Merck KGaA’s ongoing late-stage clinical trials by an IDMC, including the 406 trial, could materially and adversely impact the future development of TH-302, and our business, prospects, operating results, and financial condition may be materially harmed.

We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates.

Our research and development activities, preclinical studies, clinical trials and the anticipated manufacturing and marketing of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in Europe and elsewhere. We and Merck KGaA require the approval of the relevant regulatory authorities before we may commence commercial sales of our product candidates in a given market. The regulatory approval process is expensive and time-consuming, and the timing of receipt of regulatory approval is difficult to predict. Our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot be certain that, even after expending substantial time and financial resources, we or Merck KGaA will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability.

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

Anti-tumor drugs being developed by us, including TH-302, are expected to have undesirable side effects. For example, in clinical trials of TH-302, some patients have exhibited skin and/or mucosal toxicities that have in some cases caused patients to stop or delay therapy. The extent, severity and clinical significance of these or other undesirable side effects may not be apparent initially and may be discovered or become more significant during drug development or even post-approval. These expected side effects or other side effects identified in the course of our or Merck KGaA’s clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved. In this regard, TH-302 may prove to have undesirable or unintended side effects or other characteristics adversely affecting its safety, efficacy or cost effectiveness that could prevent or limit its approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for TH-302.

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

We and Merck KGaA have received orphan drug designation for TH-302 for the treatment of soft tissue sarcoma and pancreatic cancer in the United States and the European Union. Under the Orphan Drug Act in the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. In the EU, orphan drug designation is provided for a drug that is intended to diagnose, prevent or treat a life-threatening or chronically debilitating condition which affects no more than 5 in 10,000 individuals in the EU (approximately 245,000 individuals) and for which no satisfactory method of diagnosis, prevention or treatment of the condition already exists, or if such method does exist, that the orphan product must be of significant benefit to the patient population over existing products. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years in the U.S. and 10 years for the EU. The orphan drug designation also allows a waiver or reduction in select regulatory fees. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

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

In March 2013, we announced the acquisition of [18F]-HX4 [flortanidazole (18F)] from Siemens Healthcare. [18F]-HX4 is an investigational radiolabeled hypoxia Positron Emission Tomography tracer developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. [18F]-HX4 could potentially be used as a companion diagnostic to hypoxia-targeted therapeutics based on our drug discovery platform. A companion diagnostic is a test or measurement intended to assist physicians in making treatment decisions for their patients. We initially intend to develop [18F]-HX4 to determine a patient’s tumor hypoxia profile, which may identify patients who will best respond to our hypoxia targeted therapeutics. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We may encounter difficulties in developing and obtaining approval for [18F]-HX4, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation, and we may have difficulties gaining market acceptance of the use of [18F]-HX4 in the clinical or medical community. Because [18F]-HX4 is at an early stage of development, we have yet to seek a meeting with the FDA to discuss our potential [18F]-HX4 companion diagnostic development plans, and therefore cannot yet know what the FDA will require in order to obtain regulatory approval of [18F]-HX4. In any event, we may not be able to develop or obtain any regulatory approval or clearance for [18F]-HX4, and we may therefore not realize any return on our investment in [18F]-HX4.

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

Even if we and/or Merck KGaA obtain regulatory approval for TH-302, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for TH-302, if it achieves marketing approval, may include restrictions on use. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. In the United States, engaging in impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products.

These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote any approved products, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2014, we had an operating loss of $8.6 million and a net loss of $7.1 million, including $1.5 million in non-cash income related to the change in the fair value of outstanding warrants. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Our quarterly and annual results of operations are likely to fluctuate based on the timing of milestones and payments under our license and co-development agreement with Merck KGaA. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no approved pharmaceutical products, and with products that are undergoing clinical development.

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

As of March 31, 2014, we had 57 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-302. If these parties do not manufacture the active pharmaceutical ingredients or finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of TH-302 could be delayed.

We do not have our own manufacturing capability for TH-302 API or TH-302 drug product. Under our license and co-development agreement with Merck KGaA, Merck KGaA has exclusive rights to manufacture TH-302 for clinical and commercial use, except that we have the right to obtain clinical supply of TH-302 for clinical trials for United States approval of TH-302 for soft tissue sarcoma and for any other clinical trials for which we are responsible. For these latter cases, we can obtain clinical supply directly from existing or new suppliers. To date, however, we have relied on, and we expect to continue to rely on, a limited number of third party single source contract manufacturers and excipient suppliers for the TH-302 API and TH-302 drug product to meet our and Merck KGaA’s clinical supply needs of TH-302. We have no long-term commitments or commercial supply agreements with any of our TH-302 suppliers. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

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

We may use clinical research organizations to assist in conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials and in our plans to submit NDAs to the FDA, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

Obtaining reimbursement approval for a product from each third-party and governmental payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to obtain reimbursement.

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

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our or Merck KGaA’s clinical trials of TH-302;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•	our or Merck KGaA’s failure to meet milestones that would have given rise to payments under our agreement with Merck KGaA;

•	announcements by Merck KGaA related to the development of TH-302 or announcements related to our agreement with Merck KGaA;

•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;

•	announcements of clinical trial results by us, Merck KGaA or our competitors;

•	announcements of technological innovations, patents or new products by us or our competitors;

•	regulatory developments in the United States and foreign countries;

•	any lawsuit involving us or our product candidates;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•	developments concerning any strategic alliances or acquisitions we may enter into;

•	actual or anticipated variations in our operating results;

•	changes in recommendations by securities analysts or lack of analyst coverage;

•	deviations in our operating results from the estimates of analysts;

•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and

•	loss of any of our key scientific or management personnel.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of March 31, 2014, we had 59,346,025 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise outstanding warrants. On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. As of March 31, 2014, warrants to purchase 1,731,444 shares of common stock issued in March 2011 and warrants to purchase 3,041,879 shares of common stock issued in October 2009 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time how many of these remaining warrants will ultimately be exercised, the warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Advisory Board Agreement by and between the Registrant and David R. Parkinson, M.D.

10.2	Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Registrant on March 20, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: May 1, 2014	/s/ Harold E. Selick, Ph.D.
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2014	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Advisory Board Agreement by and between the Registrant and David R. Parkinson, M.D.

10.2	Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Registrant on March 20, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.