Form 10-Q
period 2014-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2014-08-01
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On July 25, 2014, there were 59,366,054 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Threshold Pharmaceuticals, Inc., our logo and Metabolic Targeting are our trademarks. Other trademarks, trade names and service marks used in this quarterly report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2014	December 31, 2013 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,463	$7,279
Marketable securities, current	56,571	58,390
Collaboration receivable	4,263	18,094
Prepaid expenses and other current assets	2,845	2,246

Total current assets	70,142	86,009
Marketable securities, non-current	12,181	16,364
Property and equipment, net	690	686
Other assets	1,159	1,059

Total assets	$84,172	$104,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,891	$1,689
Accrued clinical and development expenses	7,173	7,444
Accrued liabilities	2,511	3,161
Deferred revenue, current	14,722	14,722

Total current liabilities	27,297	27,016
Warrant liability	15,299	23,421
Deferred revenue, non-current	69,555	76,916
Deferred rent	274	240

Total liabilities	112,425	127,593
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 59,365,233 shares at June 30, 2014 and 59,232,611 shares at December 31, 2013	59	59
Additional paid-in capital	331,224	328,116
Accumulated other comprehensive gain (loss)	17	28
Accumulated deficit	(359,553)	(351,678)

Total stockholders’ equity (deficit)	(28,253)	(23,475)

Total liabilities and stockholders’ equity (deficit)	$84,172	$104,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$3,680	$3,180	$7,361	$6,102
Operating expenses:
Research and development	8,664	7,983	18,317	14,451
General and administrative	2,477	2,166	5,111	4,681
Total operating expenses	11,141	10,149	23,428	19,132

Loss from operations	(7,461)	(6,969)	(16,067)	(13,030)
Interest income (expense), net	30	34	70	70
Other income (expense), net	6,665	(5,822)	8,122	(8,938)

Loss before provision for income taxes	(766)	(12,757)	(7,875)	(21,898)
Provision for income taxes	—	31	—	104

Net loss	(766)	(12,788)	(7,875)	(22,002)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	4	(33)	(11)	(38)

Comprehensive loss	$(762)	$(12,821)	$(7,886)	$(22,040)

Net loss per common share:
Basic	$(0.01)	$(0.22)	$(0.13)	$(0.39)
Diluted	$(0.12)	$(0.22)	$(0.25)	$(0.39)
Weighted average number of shares used in per common share calculations:
Basic	59,347	57,037	59,325	56,763
Diluted	62,998	57,037	63,433	56,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,875)	$(22,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	726	664
Stock-based compensation expense	2,734	2,325
Change in common stock warrant value	(8,122)	8,938
Changes in operating assets and liabilities:
Collaboration receivable	13,831	13,087
Prepaid expenses and other assets	(699)	(746)
Accounts payable	1,202	(24)
Accrued clinical and development expenses	(271)	1,269
Accrued liabilities	(650)	(216)
Deferred rent	34	(11)
Deferred revenue	(7,361)	23,898

Net cash (used in) provided by operating activities	(6,451)	27,182

Cash flows from investing activities:
Acquisition of property and equipment	(171)	(97)
Acquisition of marketable securities	(33,137)	(74,904)
Proceeds from sale of marketable securities	8,214	1,000
Proceeds from maturities of marketable securities	30,355	39,358

Net cash provided by (used in) investing activities	5,261	(34,643)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	374	845

Net cash provided by financing activities	374	845

Net increase (decrease) in cash and cash equivalents	(816)	(6,616)
Cash and cash equivalents, beginning of period	7,279	11,029

Cash and cash equivalents, end of period	$6,463	$4,413

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

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The deliverables under the Merck KGaA agreement have been determined to be a single unit of accounting and as such the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which is the product development period. The Company determines the estimated performance period and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period, and the related ratably recognized revenue, would occur on a prospective basis in the period that the change was made.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss - basic	$(766)	$(12,788)	$(7,875)	$(22,002)
Less: noncash income from change in fair value of common stock warrants	(6,665)	—	(8,122)	—

Net loss - diluted	(7,431)	(12,788)	(15,997)	(22,002)

Denominator:
Weighted average common shares outstanding	59,347	57,037	59,325	56,763
Dilutive effect of warrants	3,651	—	4,108	—

Weighted-average common shares outstanding and dilutive potential common shares — diluted	62,998	57,037	63,433	56,763

Net income (loss) per share
Basic	$(0.01)	$(0.22)	$(0.13)	$(0.39)
Diluted	$(0.12)	$(0.22)	$(0.25)	$(0.39)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares issuable upon exercise of warrants	—	9,634	—	9,634
Shares issuable upon exercise of stock options	8,161	6,570	8,161	6,570
Shares issuable related to the ESPP	71	85	71	85

NOTE 3 — COLLABORATION ARRANGEMENTS

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided the Company with an option to co-commercialize TH-302 in the United States. To date, the Company has received $110 million in upfront and milestone payments, including $12.5 million received during the quarter ended March 31, 2014. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement or was not commensurate with Company’s performance subsequent to the inception of the arrangement to achieve the milestone. The Company is eligible to earn additional potential milestone payments of up to $100 million in regulatory and development milestones, and $340 million in commercialization milestones.

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

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company has recorded $110 million of the upfront payment and milestones payments as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $3.7 million and $7.4 million of revenue during the three and six months ended June 30, 2014, respectively, compared to $3.2 and $6.1 million for the three and six months ended June 30, 2013, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of its collaboration. The Company also earned $3.5 million and $9.4 million reimbursement for eligible worldwide development expenses for TH-302 from Merck KGaA during the three and six months ended June 30, 2014, respectively compared to $2.5 million and $6.1 million for the three and six months ended June 30, 2013, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses.

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

At both June 30, 2014 and December 31, 2013, the Company had warrants outstanding to purchase 4,287,940 shares of common stock, having an exercise price of $2.05 per share, which warrants were initially issued by the Company in a private placement in October 2009. The fair value of these warrants on June 30, 2014 and December 31, 2013 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2014	December 31, 2013
Risk-free interest rate	0.11%	0.13%
Expected life (in years)	0.27	0.76
Dividend yield	—	—
Volatility	44%	49%
Stock price	$3.96	$4.67

During the three and six months ended June 30, 2014, the change in fair value of $3.4 million and $3.1 million, respectively, related to the October 2009 warrants was recorded as other income in the Company’s consolidated statement of operations.

At both June 30, 2014 and December 31, 2013, the Company had also warrants outstanding to purchase 3,993,783 shares of common stock, having an exercise price of $2.46 per share, which warrants were initially issued by the Company in an underwritten public offering in March 2011. The fair value of these warrants on June 30, 2014 and December 31, 2013 was determined using a Black Scholes valuation model with the following level 3 inputs:

	June 30, 2014	December 31, 2013
Risk-free interest rate	0.47%	0.78%
Expected life (in years)	1.71	2.21
Dividend yield	—	—
Volatility	50%	88%
Stock price	$3.96	$4.67

During the three and six months ended June 30, 2014, the change in fair value of $3.2 million and $5.0 million, respectively, related to the March 2011 warrants was recorded as other income in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the October 2009 and March 2011 offerings, subject to fair value measurements as of June 30, 2014 and December 31, 2013:

	Fair Value as of June 30, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
October 2009 warrants	$8,190	$—	$—	$8,190
March 2011 warrants	7,109	—	—	7,109
Total common stock warrants	$15,299	$—	$—	$15,299

	Fair Value as of December 31, 2013	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
October 2009 warrants	$11,320	$—	$—	$11,320
March 2011 warrants	12,101	—	—	12,101
Total common stock warrants	$23,421	$—	$—	$23,421

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2013	$23,421
Change in fair value of common stock warrants during six months ended June 30, 2014	(8,122)
Exercise of warrants during six months ended June 30, 2014	—

Balance at June 30, 2014	$15,299

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the Company’s ESPP, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the unaudited consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of stock-based compensation:
Research and development	$846	$663	$1,517	$1,197
General and administrative	622	609	1,217	1,128
	$1,468	$1,272	$2,734	$2,325

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee Stock Options:
Risk-free interest rate	1.81%	0.96%	1.82%	1.13%
Expected term (in years)	5.97	5.47	5.97	5.97
Dividend yield	—	—	—	—
Volatility	94%	102%	94%	101%
Weighted-average fair value of stock options granted	$2.79	$4.28	$2.89	$4.03

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.18%	0.20%	0.18%	0.20%
Expected term (in years)	1.23	1.25	1.23	1.25
Dividend yield	—	—	—	—
Volatility	53%	92%	53%	92%
Weighted-average fair value of ESPP purchase rights	$1.79	$2.44	$1.79	$2.44

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.5 million and $2.7 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s equity incentive plans and ESPP, for the three and six months ended June 30, 2014, respectively, and $1.2 million and $2.2 million of stock-based compensation for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $12.7 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.7 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $19,000 and $55,000 for the three and six months ended June 30, 2014, respectively, and $34,000 and $0.1 million for the three and six months ended June 30, 2013, respectively.

Equity Incentive Plans

Equity Incentive Plans On January 1, 2014, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan.

The 2004 Incentive Plan expired pursuant to its terms on April 7, 2014. No additional awards have been or will be made after April 7, 2014 under the 2004 Incentive Plan. In May 2014, the Company adopted the 2014 Equity Incentive Plan (“2014 Plan”). The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. The total number of shares of the Company’s common stock reserved for issuance under the 2014 Plan is equal to the sum of (i) 6,000,000 newly reserved shares plus (ii) up to 6,626,157 additional shares (the “Prior Plan Shares”) that may be added to the 2014 Plan in connection with the forfeiture or expiration of awards outstanding under the 2004 Incentive Plan as of May 15, 2014 (the “Returning Shares”). The Prior Plan Shares will be added to the share reserve  under the 2014 Plan only as and when such shares become Returning Shares. At June 30, 2014, 4,446,294 shares were authorized and available for issuance under the 2014 Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,526,506	$3.66	—	—
Granted	1,765,250	$3.79	—	—
Exercised	(58,560)	$1.45	—	—
Forfeitures	(72,333)	$4.62	—	—

Outstanding at June 30, 2014	8,160,863	$3.69	7.67	8,434,466

Vested and expected to vest June 30, 2014	8,071,025	$3.69	7.65	8,412,349
Exercisable at June 30, 2014	4,450,857	$3.04	6.60	7,212,989

The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 were $0.2 million and $0.4 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million and $0.2 million for each of the six months ended June 30, 2014 and 2013, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2014, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the six months ended June 30, 2014, plan participants had purchased 74,062 shares at an average purchase price of $3.91 for total cash proceeds of $0.3 million.  At June 30, 2014, 261,834 shares were authorized and available for issuance under the ESPP.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value as of June 30, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$6,463	$6,463	$—	$—
Certificates of deposit	2,844	—	2,844	—
Corporate debt securities	40,937	—	40,937	—
U.S. Government securities	20,023	—	20,023	—
Municipal securities	1,450	—	1,450	—
Commercial paper	3,498	—	3,498	—

Total cash equivalents and marketable securities	$75,215	$6,463	$68,752	$—

	Fair Value as of December 31, 2013	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,285	$4,285	$—	$—
Certificates of deposit	1,584	—	1,584	—
Corporate debt securities	49,019	—	49,019	—
U.S. Government securities	21,731	—	21,731	—
Municipal securities	2,815	—	2,815	—
Commercial paper	2,599	—	2,599	—

Total cash equivalents and marketable securities	$82,033	$4,285	$77,748	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2014 and December 31, 2013:

As of June 30, 2014 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$6,463	$—	$—	$6,463
Certificates of deposit	2,844	—	—	2,844
Corporate debt securities	40,930	12	(5)	40,937
U.S. Government securities	20,013	11	(1)	20,023
Municipal securities	1,450	—	—	1,450
Commercial paper	3,498	—	—	3,498
	75,198	23	(6)	75,215
Less cash equivalents	6,463	—	—	6,463
Total marketable securities	$68,735	$23	$(6)	$68,752

As of December 31, 2013 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of deposit	1,584	—	—	1,584
Corporate debt securities	49,001	25	(7)	49,019
U.S. Government securities	21,722	12	(3)	21,731
Municipal securities	2,814	1	—	2,815
Commercial paper	2,599	—	—	2,599
	82,005	38	(10)	82,033
Less cash equivalents	7,279	—	—	7,279
Total marketable securities	$74,726	$38	$(10)	$74,754

There were no realized gains or losses in the three and six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the weighted average maturity for the Company’s available for sale securities was 6.6 months, with the longest maturity being November 2015.

The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2014 (in thousands):

	In loss position for less than twelve months
As of June 30, 2014 (in thousands):	Fair Value	Unrealized Loss
U.S. Government securities	$8,010	$(1)
Corporate debt securities	12,259	(5)
Total marketable securities	$20,269	$(6)

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

Years Ending December 31,
2014	$447
2015	918
2016	953
2017	238
Thereafter	—
Total	$2,556

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2014.

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

—	the clinical development of TH-302 and its expected uses and benefits;
—

anticipated clinical developmental events for TH-302, including the timing of the commencement, conduct and completion of clinical trials for TH-302 and the timing of any efficacy and/or safety analyses from ongoing trials;

—	anticipated milestone payments from Merck KGaA;
—	the success of any clinical trials that we and/or Merck KGaA commence;
—	our and Merck KGaA’s potential receipt of regulatory approvals, and our and Merck KGaA’s satisfaction of ongoing regulatory review;
—	our and Merck KGaA’s ability to timely develop a viable commercial formulation of TH-302;
—	whether any product candidates that we and/or Merck KGaA are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
—	uncertainties associated with obtaining and enforcing patents and other intellectual property rights;
—	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities;
—	anticipated expenses, including clinical trial, research and development and personnel costs;
—	the anticipated sufficiency of our cash resources and our need for additional capital;
—	our projected financial performance; and
—	the clinical development of [18-F]-HX4 and its expected uses and benefits.

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

TH-302 was discovered by our scientists based on our hypoxia-targeted therapeutics prodrug technology. Hypoxia, or abnormally low oxygen concentration, is a common feature of the tumor microenvironment in most solid tumors and in the bone marrow of patients with hematological malignancies (also known as cancers of the bone marrow, for example, leukemias and multiple myeloma). We believe that by virtue of targeting tumor hypoxia, TH-302 may have broad clinical applicability across many types of solid tumors and some hematological malignancies. To explore this broad therapeutic potential of TH-302, we are conducting multiple clinical trials to evaluate its safety and efficacy in solid tumors and hematological malignancies in combination with currently marketed anticancer drugs, including traditional chemotherapeutic agents and antiangiogenic agents, and as monotherapy for certain cancers.

The most advanced clinical study of TH-302 is a pivotal Phase 3 clinical trial of TH-302 plus doxorubicin versus doxorubicin alone in patients with advanced soft tissue sarcoma, which we refer to as the 406 trial. The 620 patient trial enrollment completion was announced in December 2013. Pre-planned interim analyses of both efficacy and safety data are currently expected to be conducted by an Independent Data Monitoring Committee (IDMC) in September 2014. The IDMC will recommend the next steps for the study, which we plan to announce shortly thereafter. The interim analyses are designed to allow for the early termination of the study based on achieving a pre-specified improvement in overall survival and the recommendation of the IDMC. Early termination of the study may also result if the IDMC determines that the 406 trial would be unlikely to meet its primary endpoint of overall survival or if unexpected safety events altering the risk-benefit profile are observed. If the IDMC recommends that the study continue as planned, we will remain blinded to the data until the primary analysis of overall survival is conducted, which is scheduled to occur after 434 deaths are reported. We currently project that, unless the IDMC recommends the trial end early, the required number of events may be reached in mid-2015, with the primary analysis of overall survival to be conducted in the second half of 2015.

In January 2013, we announced that our partner Merck KGaA initiated the global pivotal Phase 3 MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. The pivotal Phase 3 MAESTRO clinical trial was initiated after our randomized and controlled Phase 2 clinical trial of TH-302 plus gemcitabine versus gemcitabine (which we refer to as the 404 trial) met its primary efficacy endpoint, demonstrating an improvement in progression-free survival when TH-302 was combined with gemcitabine in this patient population. Enrollment in the Phase 3 MAESTRO trial remains on track. In March 2014, we announced that Merck KGaA initiated a Phase 1 dose escalation study assessing the safety, tolerability and anti-tumor activity of TH-302 in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma.

In June 2014, we announced the initiation of a 440-patient, randomized, double-blind, placebo-controlled trial of TH-302 in combination with pemetrexed in patients with second-line advanced non-squamous non-small cell lung cancer (which we refer to as the 415 trial). The international Phase 2 trial is designed to support registration and will compare the combination of TH-302 plus pemetrexed versus the combination of pemetrexed plus placebo as second-line therapy in this patient population. The study’s primary efficacy endpoint is overall survival and secondary endpoints include safety and assessment of anti-tumor activity as determined by progression-free survival and objective response rate.

In March 2012, we initiated a Phase 1/2 open label clinical trial of TH-302 to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of TH-302 in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). Updated results were reported at the June 2014 ASCO annual meeting showing initial signs of clinical activity of the combination of TH-302 and dexamethasone in patients with extensively treated relapsed/refractory multiple myeloma. Enrollment of patients treated at the maximum tolerated dose is complete with treatment ongoing. In July 2014, we announced the initiation of dosing in the final stage of the 408 trial, which is evaluating TH-302 in combination with the proteasome inhibitor bortezomib (Velcade®) plus low-dose dexamethasone or “TBorD” in patients with relapsed/refractory multiple myeloma.  Enrollment is ongoing.

TH-302 is also the subject of clinical trials investigating TH-302 as a monotherapy or TH-302 in combination with antiangiogenic therapies in a variety of tumor types. In August 2013, we announced the initiation of a Phase 2 clinical trial of TH-302 as single-agent monotherapy in patients with advanced melanoma (which we refer to as the 413 trial). A Phase 1 dose-escalation study of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma or RCC, gastrointestinal stroma tumors, and pancreatic neuroendocrine tumors (which we refer to as the 410 trial) established a recommended phase 2 dose of the combination; additional development opportunities for the investigation of TH-302 in combination with sunitinib are being assessed. Two investigator-sponsored trials of TH-302 are currently enrolling patients: a Phase 1/2 study of TH-302 in combination with bevacizumab in recurrent glioblastoma following bevacizumab failure and a Phase 1/2 study of TH-302 in combination with sorafenib in advanced RCC and advanced hepatocellular carcinoma.

We are working to broaden the potential applicability of TH-302 as well as to discover additional therapeutics that will selectively target cancer cells. We also seek to optimize patient selectivity for our hypoxia-targeted therapeutics through the development of our [18F]-HX4 investigational hypoxia Positron Emission Tomography (PET) tracer. [18F]-HX4 is a radiolabeled tracer that we acquired from Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of June 30, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $75.2 million and $82.0 million, respectively. We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total TH-302 development expenses are expected to increase in 2014 compared to 2013 due primarily to the continued execution of existing clinical trials and anticipated commencement of new clinical trials for TH-302. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to the development of TH-302 are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of TH-302 and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For the three and six months ended June 30, 2014, we recognized $3.7 million and $7.4 million in revenue, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our collaboration with Merck KGaA. For the three and six months ended June 30, 2013, we recognized $3.2 million and $6.1 million, respectively, in revenue, from the amortization of the $97.5 million in upfront and milestone payments earned in 2012 and in the first quarter of 2013 from our collaboration with Merck KGaA. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. We expect revenue to increase in 2014 compared to 2013 due to the full year amortization of milestone payments earned in 2013.

Research and Development. Research and development expenses were $8.7 million for the three months ended June 30, 2014 compared to $8.0 million for the three months ended June 30, 2013, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. The $0.7 million increase in expenses is due primarily to an increase of $1.2 million in consulting and employee related expenses and a $0.4 million increase in clinical development expenses, partially offset by a $0.9 million increase in reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. Research and development expenses were $18.3 million for the six months ended June 30, 2014 compared to $14.5 million for the six months ended June 30, 2013, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. The $3.8 million increase in expenses is due primarily to a $5.1 million increase in clinical development expenses and an increase of $2.0 million in consulting and employee related expenses, partially offset by a $3.3 million increase in reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302.

During the three and six months ended June 30, 2014 and 2013, we were engaged in two primary research and development programs: the development of TH-302, which is the subject of two ongoing pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of TH-302) attributable to both programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
TH-302	$7,177	$6,827	$15,409	$12,273
Discovery Research	1,487	1,156	2,908	2,178
Total Research and Development Expenses	$8,664	$7,983	$18,317	$14,451

Research and development expenses associated with our internally discovered compound TH-302 were $7.2 million and $15.4 million for the three and six months ended June 30, 2014, respectively and $6.8 million and $12.3 million for the three and six months ended June 30, 2013, respectively, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. The increase of $0.4 million and $3.1 million during the three and six months ended June 30, 2014, respectively compared to same periods in 2013, net of reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302, was due primarily to an increase in development costs for the 406 trial, the MAESTRO trial and the 415 trial. TH-302 continues to progress through the 406 trial, the MAESTRO trial, the recently initiated 415 trial, the 413 trial and the 408 trial.

Discovery research and development expenses were $1.5 million and $2.9 million for the three and six months ended June 30, 2014, respectively, compared to $1.2 million and $2.2 million for the three and six months ended June 30, 2013, respectively. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

The largest component of our total operating expenses is our ongoing investment in our research and development activities, primarily the clinical development of TH-302, and we expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses, including reimbursements of Merck KGaA’s 70% share of development expenses, are expected to increase in 2014 compared to 2013 due to the continued execution of existing clinical trials and the anticipated start of new clinical trials. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing batches of TH-302 active pharmaceutical ingredient, or API, and drug product, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

General and Administrative. General and administrative expenses were $2.5 million for the three months ended June 30, 2014, compared to $2.2 million for the three months ended June 30, 2013. The $0.3 million increase in expenses is due primarily to an increase in employee-related and consulting expenses. General and administrative expenses were $5.1 million for the six months ended June 30, 2014, compared to $4.7 million for the six months ended June 30, 2013. The $0.4 million increase was primarily due to an increase in employee-related and consulting expenses. We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing development of TH-302.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended June 30, 2014 was $30,000 compared to $34,000 of interest income for same period in 2013. Interest income (expense), net for each of the six months ended June 30, 2014 and 2013 was $70,000 of interest income.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2014 was non-cash income of $6.7 million compared to non-cash expense of $5.8 million, for the three months ended June 30, 2013. The non-cash income during the three months ended June 30, 2014 was due to a decrease in the fair value of the outstanding warrants as result of a decrease in the underlying price of the common stock, whereas the non-cash expense during the three months ended June 30, 2013 was due to an increase in the fair value of the outstanding warrants as a result of an increase in the underlying price of the common stock. Other income (expense) for the six months ended June 30, 2014 was non-cash income of $8.1 million compared to non-cash expense of $8.9 million, for the six months ended June 30, 2013. The non-cash income during the six months ended June 30, 2014 was due to a decrease in the fair value of the outstanding warrants as result of a decrease in the underlying price of the common stock, whereas the non-cash expense during the six months ended June 30, 2013 was due to an increase in the fair value of the outstanding warrants as a result of an increase in the underlying price of the common stock. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of comprehensive income (loss).

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. To date we have received $110 million in upfront and milestone payments from our collaboration with Merck KGaA, including a $12.5 million milestone payment received during the three months ended March 31, 2014. We had cash, cash equivalents and marketable securities of $75.2 million and $82.0 million at June 30, 2014 and December 31, 2013, respectively, available to fund operations.

Net cash used in operating activities for the six months ended June 30, 2014 was $6.5 million compared to net cash provided by operating activities of $27.2 million for the six months ended June 30, 2013. The decrease of $33.7 million in cash provided by operations was primarily attributable to $12.5 million of cash received related to a milestone payment from the Merck KGaA collaboration during the six months ended June 30, 2014 compared to $42.5 million of cash received related to milestone payments from the Merck KGaA collaboration during the six months ended June 30, 2013.

Net cash provided by investing activities for the six months ended June 30, 2014 was $5.3 million compared with net cash used in investing activities of $34.6 million for the six months ended June 30, 2013. The $39.9 million decrease in cash used by investing activities was due primarily to a decrease in proceeds used in the purchase of marketable securities net of proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $0.4 million and $0.8 million, respectively. Net cash received during both periods was related to the exercise of stock options and purchase rights under our employee equity incentive plans.

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

We may seek to raise capital through a variety of sources, including:

—	the public equity market;
—	private equity financing;
—	collaborative arrangements;
—	licensing arrangements; and/or
—	public or private debt.

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

At Market Issuance Sales Agreement

On August 1, 2014, we entered into an at market issuance sales agreement, or sales agreement, with MLV & Co. LLC, or MLV, which provides that, upon the terms and subject to the conditions and limitations set forth in the sales agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made on The NASDAQ Capital Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the sales agreement.  We will pay MLV an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share of any common stock sold under the sales agreement. Under certain circumstances, sales of the stock under the sales agreement could result in an adjustment to the exercise price of certain of our outstanding warrants. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. We have not yet sold any common stock pursuant to the sales agreement.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the six months ended June 30, 2014, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with Securities and Exchange Commission on March 6, 2014.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2017. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including in Phase 2 clinical trials, does not ensure that later clinical trials will be successful. Initial results from Phase 1 and Phase 2 clinical trials of TH-302 also may not be confirmed by later analysis or in subsequent larger clinical trials, including in the 406 trial and the MAESTRO trial. In particular, the results that achieved the primary endpoint for progression-free survival in the Phase 2b trial of TH-302 in pancreatic cancer may not predict the results of overall survival for patients in the same study or subsequent studies, including in the MAESTRO trial. As a result, despite the results reported in earlier clinical trials for TH-302, we do not know whether the ongoing Phase 3 clinical trials or other clinical trials that we or Merck KGaA may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market TH-302. Our and Merck KGaA’s failure to successfully complete clinical trials and obtain regulatory approval for TH-302 would materially and adversely affect our business and our stock price.

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

We are subject to a number of risks associated with our dependence on our collaborative relationship with Merck KGaA, including:

—	our ability, together with Merck KGaA, to achieve developmental and commercial milestones that will trigger payments to us under the agreement;
—	our ability to fund 30% of the global development expenses of TH-302;
—	we are not able to control any decisions by Merck KGaA regarding the amount and timing of resource expenditures for the development and commercialization of TH-302;
—

Merck KGaA may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon TH-302, repeat or conduct new clinical trials or require a new formulation of TH-302 for clinical testing;

—	possible disagreements with Merck KGaA as to development plans, clinical trials, regulatory marketing or sales;
—	our need to develop a sales force to co-promote or co-commercialize TH-302 in the United States if we chose to do so, or our reliance on Merck KGaA to promote TH-302 in the United States;
—	our inability to co-promote or co-commercialize TH-302 in any country outside the United States, which makes us solely dependent on Merck KGaA to promote and commercialize TH-302 in foreign countries;
—

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

—	loss of significant rights if we fail to meet our obligations under the collaboration agreement;
—

Merck KGaA may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

—

adverse regulatory or legal action against Merck KGaA resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of TH-302, including federal and state reporting requirements;

—	changes in key management personnel at Merck KGaA, including Merck KGaA’s representatives on the joint steering committee or other committees that are administering the agreement;
—	Merck KGaA could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;
—	changes in key management personnel at Merck KGaA, including Merck KGaA’s representatives on the joint steering committee or other committees that are administering the agreement; and
—

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

Delays in the progression of our or Merck KGaA’s clinical trials could result in us not meeting previously announced clinical milestones and could materially impact our product development costs and milestone revenue and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

—	adverse safety events experienced during our clinical trials;
—	a lower than expected frequency of clinical trial events;
—	delays in obtaining clinical materials;
—	slower than expected patient recruitment to participate in clinical trials;
—	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval,
—	delays in obtaining regulatory approval to commence new trials;
—	changes to clinical trial protocols; and
—	disagreements with Merck KGaA on development plans.

Delays in clinical trials can also result from difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations. Timely completion of clinical trials depends, in addition to the factors outlined above, on our ability to enroll a sufficient number of patients, which itself is a function of many factors, including:

—	the therapeutic endpoints chosen for evaluation;
—	the eligibility criteria defined in the protocol;
—	the perceived benefit of the investigational drug under study;
—	the size of the patient population required for analysis of the clinical trial’s therapeutic endpoints;
—	our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;
—	our ability to obtain and maintain patient consents; and
—	competition for patients by clinical trial programs for other treatments.

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

—

our or Merck KGaA’s clinical trials may produce negative or inconclusive results, and we or Merck KGaA may decide, or regulators may require us and Merck KGaA, to conduct additional clinical and/or preclinical testing or to abandon programs;

—	the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;
—	clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;
—	enrollment in clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays and additional expense;
—	we, or Merck KGaA or regulators may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and
—

the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.

In addition, clinical results are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse safety events, including patient fatalities that may be attributable to TH-302, during a clinical trial could cause the trial to be terminated or require additional studies. Furthermore, some of our clinical trials are overseen by Independent Data Monitoring Committees, or IDMCs. These independent oversight bodies are comprised of external experts who review the progress of the ongoing clinical trials as well as safety from other trials, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials overseen by an IDMC may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results and an IDMC may determine to delay or suspend the trial due to safety or futility findings based on events occurring during a clinical trial. For example, as part of our study protocol for the 406 trial, an IDMC monitors patient safety on an ongoing basis and will conduct interim efficacy and safety analyses after 235 deaths are reported in the trial. If the IDMC at any time determines that data from the 406 trial give rise to safety concerns, the IDMC could recommend that the 406 trial be halted or substantially modified. Moreover, if as a result of the planned interim safety and efficacy analyses for the 406 trial the IDMC determines that the 406 trial would be unlikely to meet its primary endpoint of overall survival, the IDMC could recommend early termination of the 406 trial. The recommended termination of any of our or Merck KGaA’s ongoing late-stage clinical trials by an IDMC, including the 406 trial, could materially and adversely impact the future development of TH-302, and our business, prospects, operating results, and financial condition may be materially harmed.

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

Following initial regulatory approval of any drugs we may develop, we and Merck KGaA will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. Manufacturers of our products, if approved, will be subject to ongoing FDA requirements for submission of safety and other post-market information. If such manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

—	issue warning letters;
—	impose civil or criminal penalties;
—	suspend or withdraw our regulatory approval;
—	suspend or terminate any of our ongoing clinical trials;
—	refuse to approve pending applications or supplements to approved applications filed by us;
—	impose restrictions on our operations;
—	close the facilities of our contract manufacturers;
—	seize or detain products or require a product recall, or
—	revise or restrict labeling and promotion.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2014, we had an operating loss of $16.1 million and a net loss of $7.9 million, including $8.1 million in non-cash income related to the change in the fair value of outstanding warrants. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

—	the achievement of certain milestone events under, and the continued effectiveness of, our collaborative arrangement with Merck KGaA;
—	the extent of product development funding under our collaborative arrangement with Merck KGaA;
—	the terms and timing of any future collaborative, licensing, acquisition or other arrangements that we may establish;
—	the scope, rate of progress and cost of our clinical trials and other research and development activities;
—	the costs and timing of obtaining regulatory approvals;
—	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;
—	the cost and timing of establishing sales, marketing and distribution capabilities;
—	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;
—	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and
—	the costs of lawsuits involving us or our product candidates.

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

We may seek to raise capital through a variety of sources, including:

—	the public equity market, including pursuant to our at market issuance sales agreement, or the sales agreement, with MLV & Co. LLC, or MLV;
—	private equity financing;
—	collaborative arrangements;
—	licensing arrangements; and/or
—	public or private debt.

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

As of June 30, 2014, we had 58 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

—

we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents, and we may have to participate in expensive and protracted interference proceedings to determine priority of invention;

—	we might not have been the first to file patent applications for these inventions;
—	others may independently develop identical, similar or alternative product candidates to any of our product candidates;
—	our pending patent applications may not result in issued patents;
—	our issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;
—	others may design around our patent claims to produce competitive products that fall outside the scope of our patents;
—	we may not develop additional patentable proprietary technologies related to our product candidates; or
—	the patents of others may prevent us from marketing one or more of our product candidates for one or more indications that may be valuable to our business strategy.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Regardless of merit or eventual outcome, product liability claims may result in:

—	delay or failure to complete our clinical trials;
—	withdrawal of clinical trial participants;
—	decreased demand for our product candidates;
—	injury to our reputation;
—	litigation costs;
—	substantial monetary awards against us; and
—	diversion of management or other resources from key aspects of our operations.

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

Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any approved products will depend on a number of factors, including:

—	the effectiveness of the product;
—	the prevalence and severity of any side effects;
—	potential advantages or disadvantages over alternative treatments;
—	relative convenience and ease of administration;
—	the strength of marketing and distribution support;
—	the price of the product, both in absolute terms and relative to alternative treatments; and
—	sufficient third-party coverage or reimbursement.

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

Our ability to commercialize any products successfully will depend in part on the extent to which reimbursement will be available from governmental and other third-party payors, both in the United States and in foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability. Reimbursement by a governmental and other third-party payor may depend upon a number of factors, including a governmental or other third-party payor’s determination that use of a product is:

—	a covered benefit under its health plan;
—	safe, effective and medically necessary;
—	appropriate for the specific patient;
—	cost-effective; and
—	neither experimental nor investigational.

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

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

—	adverse results or delays in our or Merck KGaA’s clinical trials of TH-302;
—	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;
—	our or Merck KGaA’s failure to meet milestones that would have given rise to payments under our agreement with Merck KGaA;
—	announcements by Merck KGaA related to the development of TH-302 or announcements related to our agreement with Merck KGaA;
—	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;
—	announcements of clinical trial results by us, Merck KGaA or our competitors;
—	announcements of technological innovations, patents or new products by us or our competitors;
—	regulatory developments in the United States and foreign countries;
—	any lawsuit involving us or our product candidates;
—	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
—	developments concerning any strategic alliances or acquisitions we may enter into;
—	actual or anticipated variations in our operating results;
—	changes in recommendations by securities analysts or lack of analyst coverage;
—	deviations in our operating results from the estimates of analysts;
—	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
—	loss of any of our key scientific or management personnel.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of June 30, 2014, we had 59,365,233 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise outstanding warrants. On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. As of June 30, 2014, warrants to purchase 1,731,444 shares of common stock issued in March 2011 and warrants to purchase 3,041,879 shares of common stock issued in October 2009 had been exercised. The exercise price and/or the number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of our common stock, as applicable. Although we cannot determine at this time how many of these remaining warrants will ultimately be exercised, the warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent the warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders. The issuance of additional securities could also have an adverse effect on the market price of our common stock.

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

Provisions of Delaware law, where we are incorporated, our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

—	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
—	providing for a classified board of directors with staggered terms;
—	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;
—	eliminating the ability of stockholders to call special meetings of stockholders;
—	prohibiting stockholder action by written consent; and
—	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 1, 2014, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co., LLC, or MLV, which provides that, upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through MLV as our sales agent. The issuance and sale of these shares by us under the Sales Agreement, if any, is subject to the effectiveness of our shelf registration statement on Form S-3 (File No. 333-195084), initially filed with the Securities and Exchange Commission on April 7, 2014. We make no assurance as to the continued effectiveness of this shelf registration statement.

MLV may sell the common stock by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Capital Market or any other existing trading market for our common stock in the United States or to or through a market maker. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We are not obligated to make any sales of common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of our common stock subject to the Sales Agreement or (ii) the termination of the Sales Agreement as permitted therein. The Sales Agreement may be terminated by us or MLV at any time upon 10 days’ notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse change with respect to us. We will pay MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through MLV under the Sales Agreement. We have also provided MLV with customary indemnification rights and expense reimbursements for up to $25,000 of expenses.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.5 and is incorporated herein by reference. A copy of the opinion of Cooley LLP relating to the validity of the issuance and sale of the common stock pursuant to the Sales Agreement (the “Opinion”) is also filed herewith as Exhibit 5.1. This Quarterly Report on Form 10-Q also incorporates by reference the Sales Agreement and the Opinion into our above-referenced shelf registration statement on Form S-3.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
5.1	Opinion of Cooley LLP.
10.1	Threshold Pharmaceuticals Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).
10.2

Form of Stock Option Grant Notice and Option Agreement for employees under the Threshold Pharmaceuticals Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.3

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the Threshold Pharmaceuticals Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.4

Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Registrant on March 20, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 1, 2014).

10.5	At Market Issuance Sales Agreement, dated August 1, 2014, by and between Threshold Pharmaceuticals, Inc. and MLV & Co., LLC.
23.1	Consent of Cooley LLP (included in Exhibit 5.1).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Threshold Pharmaceuticals, Inc.

Date: August 1, 2014	/s/ Harold E. Selick, Ph.D.
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2014	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
5.1	Opinion of Cooley LLP.
10.1	Threshold Pharmaceuticals Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).
10.2

Form of Stock Option Grant Notice and Option Agreement for employees under the Threshold Pharmaceuticals Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.3

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the Threshold Pharmaceuticals Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.4

Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Registrant on March 20, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 1, 2014).

10.5	At Market Issuance Sales Agreement, dated August 1, 2014, by and between Threshold Pharmaceuticals, Inc. and MLV & Co., LLC.
23.1	Consent of Cooley LLP (included in Exhibit 5.1).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.