Form 10-Q
period 2014-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2014-11-03
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On October 24, 2014, there were 62,750,397 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Threshold Pharmaceuticals, Inc., our logo Metabolic Targeting and Hypoxin are our trademarks. Other trademarks, trade names and service marks used in this quarterly report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2014	December 31, 2013 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,240	$7,279
Marketable securities, current	56,505	58,390
Collaboration receivable	4,463	18,094
Prepaid expenses and other current assets	1,888	2,246

Total current assets	74,096	86,009
Marketable securities, non-current	778	16,364
Property and equipment, net	637	686
Other assets	1,159	1,059

Total assets	$76,670	$104,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,414	$1,689
Accrued clinical and development expenses	4,142	7,444
Accrued liabilities	2,697	3,161
Deferred revenue, current	14,722	14,722

Total current liabilities	24,975	27,016
Warrant liability	6,564	23,421
Deferred revenue, non-current	65,874	76,916
Deferred rent	260	240

Total liabilities	97,673	127,593
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 62,436,865 shares at September 30, 2014 and 59,232,611 shares at December 31, 2013	62	59
Additional paid-in capital	346,229	328,116
Accumulated other comprehensive gain (loss)	4	28
Accumulated deficit	(367,298)	(351,678)

Total stockholders’ equity (deficit)	(21,003)	(23,475)

Total liabilities and stockholders’ equity (deficit)	$76,670	$104,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$3,680	$3,181	$11,041	$9,283
Operating expenses:
Research and development	8,906	6,350	27,223	20,801
General and administrative	2,407	2,051	7,518	6,732
Total operating expenses	11,313	8,401	34,741	27,533

Loss from operations	(7,633)	(5,220)	(23,700)	(18,250)
Interest income (expense), net	27	34	97	104
Other income (expense), net	(341)	6,379	7,781	(2,559)

Loss before provision (benefit) for income taxes	(7,947)	1,193	(15,822)	(20,705)
Provision (benefit) for income taxes	(202)	17	(202)	121

Net income (loss)	(7,745)	1,176	(15,620)	(20,826)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(13)	65	(24)	27

Comprehensive income (loss)	$(7,758)	$1,241	$(15,644)	$(20,799)

Net income (loss) per common share:
Basic	$(0.13)	$0.02	$(0.26)	$(0.36)
Diluted	$(0.15)	$(0.08)	$(0.37)	$(0.36)
Weighted average number of shares used in per common share calculations:
Basic	59,845	58,542	59,500	57,362
Diluted	61,494	63,561	63,419	59,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,620)	$(20,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,034	1,094
Stock-based compensation expense	3,932	3,556
Change in common stock warrant value	(7,781)	2,559
Changes in operating assets and liabilities:
Collaboration receivable	13,631	10,090
Prepaid expenses and other assets	258	(652)
Accounts payable	1,725	467
Accrued clinical and development expenses	(3,302)	2,541
Accrued liabilities	(464)	232
Deferred rent	20	(18)
Deferred revenue	(11,042)	20,717

Net cash (used in) provided by operating activities	(17,609)	19,760

Cash flows from investing activities:
Acquisition of property and equipment	(212)	(106)
Acquisition of marketable securities	(43,275)	(88,951)
Proceeds from sale of marketable securities	13,234	3,203
Proceeds from maturities of marketable securities	46,715	56,797

Net cash provided by (used in) investing activities	16,462	(29,057)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	5,108	2,269

Net cash provided by financing activities	5,108	2,269

Net increase (decrease) in cash and cash equivalents	3,961	(7,028)
Cash and cash equivalents, beginning of period	7,279	11,029

Cash and cash equivalents, end of period	$11,240	$4,001

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) - basic	$(7,745)	$1,176	$(15,620)	$(20,826)
Less: noncash income from change in fair value of common stock warrants	(1,558)	(6,379)	(7,781)	(557)

Net loss - diluted	(9,303)	(5,203)	(23,401)	(21,383)

Denominator:
Weighted average common shares outstanding	59,845	58,542	59,500	57,362
Dilutive effect of warrants	1,649	5,019	3,919	2,509

Weighted-average common shares outstanding and dilutive potential common shares — diluted	61,494	63,561	63,419	59,871

Net income (loss) per share
Basic	$(0.13)	$0.02	$(0.26)	$(0.36)
Diluted	$(0.15)	$(0.08)	$(0.37)	$(0.36)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares issuable upon exercise of warrants	649	—	—	4,034
Shares issuable upon exercise of stock options	8,173	6,560	8,173	6,560
Shares issuable related to the ESPP	33	28	33	28

NOTE 3 — COLLABORATION ARRANGEMENTS

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, Darmstadt, Germany, to co-develop and commercialize TH-302, the Company’s small molecule hypoxia-targeted drug candidate. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided the Company with an option to co-commercialize TH-302 in the United States. To date, the Company has received $110 million in upfront and milestone payments, including $12.5 million received during the quarter ended March 31, 2014. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement or was not commensurate with Company’s performance subsequent to the inception of the arrangement to achieve the milestone. The Company is eligible to earn additional potential milestone payments of up to $100 million in regulatory and development milestones, and $340 million in commercialization milestones.

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

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for TH-302 and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company has recorded $110 million of the upfront payment and milestones payments as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $3.7 million and $11.0 million of revenue during the three and nine months ended September 30, 2014, respectively, compared to $3.2 and $9.3 million for the three and nine months ended September 30, 2013, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of its collaboration. The Company also earned $4.8 million and $14.2 million reimbursement for eligible worldwide development expenses for TH-302 from Merck KGaA during the three and nine months ended September 30, 2014, respectively compared to $5.5 million and $11.6 million for the three and nine months ended September 30, 2013, respectively. Such earned reimbursement has been reflected as a reduction of operating expenses.

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

NOTE 4 — STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the three and nine months ended September 30, 2014, warrants to purchase 1,478,528 shares of common stock were exercised on a cashless basis resulting in the net issuance of 821,753 shares of common stock. In addition, during the nine months ended September 30, 2014, warrants to purchase 2,160,206 shares of common stock were exercised for cash resulting in net proceeds of approximately $4.4 million. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $9.1 million from warrant liability into stockholders’ equity for both the three and nine months ended September 30, 2014.

At September 30, 2014 and December 31, 2013, the Company had warrants outstanding to purchase 649,206 and 4,287,940 shares of common stock, respectively, having an exercise price of $2.05 per share, which warrants were initially issued by the Company in a private placement in October 2009. All of the warrants related to the October 2009 offering were exercised prior to their expiration date of October 5, 2014. The fair value of these warrants on September 30, 2014 and December 31, 2013 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2014	December 31, 2013
Risk-free interest rate	0.02%	0.13%
Expected life (in years)	0.01	0.76
Dividend yield	—	—
Volatility	47%	49%
Stock price	$3.61	$4.67

During the three and nine months ended September 30, 2014, the change in fair value of $1.9 million of noncash expense and $1.2 million of noncash income, respectively, related to the October 2009 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

At both September 30, 2014 and December 31, 2013, the Company had also warrants outstanding to purchase 3,993,783 shares of common stock, having an exercise price of $2.46 per share, which warrants were initially issued by the Company in an underwritten public offering in March 2011. The fair value of these warrants on September 30, 2014 and December 31, 2013 was determined using a Black Scholes valuation model with the following level 3 inputs:

	September 30, 2014	December 31, 2013
Risk-free interest rate	0.58%	0.78%
Expected life (in years)	1.46	2.21
Dividend yield	—	—
Volatility	45%	88%
Stock price	$3.61	$4.67

During the three and nine months ended September 30, 2014, the change in fair value of $1.6 million and $6.6 million of noncash income, respectively, related to the March 2011 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the October 2009 and March 2011 offerings, subject to fair value measurements as of September 30, 2014 and December 31, 2013:

	Fair Value as of September 30, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
October 2009 warrants	$1,013	$—	$—	$1,013
March 2011 warrants	5,551	—	—	5,551
Total common stock warrants	$6,564	$—	$—	$6,564

	Fair Value as of December 31, 2013	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
October 2009 warrants	$11,320	$—	$—	$11,320
March 2011 warrants	12,101	—	—	12,101
Total common stock warrants	$23,421	$—	$—	$23,421

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2013	$23,421
Change in fair value of common stock warrants during nine months ended September 30, 2014	(7,781)
Exercise of warrants during nine months ended September 30, 2014	(9,076)

Balance at September 30, 2014	$6,564

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the Company’s ESPP, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of stock-based compensation:
Research and development	$663	$622	$2,180	$1,818
General and administrative	535	609	1,752	1,738
	$1,198	$1,231	$3,932	$3,556

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee Stock Options:
Risk-free interest rate	1.96%	1.79%	1.83%	1.14%
Expected term (in years)	6.08	6.08	5.98	5.97
Dividend yield	—	—	—	—
Volatility	94%	100%	94%	101%
Weighted-average fair value of stock options granted	$3.30	$4.21	$2.90	$4.04

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.22%	0.19%	0.20%	0.19%
Expected term (in years)	1.25	1.25	1.24	1.25
Dividend yield	—	—	—	—
Volatility	46%	72%	49%	77%
Weighted-average fair value of ESPP purchase rights	$1.46	$2.22	$1.60	$2.27

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.2 million and $3.9 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s equity incentive plans and ESPP, for the three and nine months ended September 30, 2014, respectively, and $1.2 million and $3.5 million of stock-based compensation for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $11.5 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.6 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $17,000 and $73,000 for the three and nine months ended September 30, 2014, respectively, and $36,000 and $0.1 million for the three and nine months ended September 30, 2013, respectively.

Equity Incentive Plans

Equity Incentive Plans On January 1, 2014, an additional 1,250,000 shares was authorized for issuance under the 2004 Equity Incentive Plan (“2004 Incentive Plan”), pursuant to the annual automatic increase to the authorized shares under the 2004 Incentive Plan.

The 2004 Incentive Plan expired pursuant to its terms on April 7, 2014. No additional awards have been or will be made after April 7, 2014 under the 2004 Incentive Plan. In May 2014, the Company adopted the 2014 Equity Incentive Plan (“2014 Plan”). The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. The total number of shares of the Company’s common stock reserved for issuance under the 2014 Plan is equal to the sum of (i) 6,000,000 newly reserved shares plus (ii) up to 6,626,157 additional shares (the “Prior Plan Shares”) that may be added to the 2014 Plan in connection with the forfeiture or expiration of awards outstanding under the 2004 Incentive Plan as of May 15, 2014 (the “Returning Shares”). The Prior Plan Shares will be added to the share reserve  under the 2014 Plan only as and when such shares become Returning Shares. At September 30, 2014, 4,425,554 shares were authorized and available for issuance under the 2014 Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,526,506	$3.66	—	—
Granted	1,835,250	$3.81	—	—
Exercised	(67,303)	$1.43	—	—
Forfeitures	(121,593)	$4.67	—	—

Outstanding at September 30, 2014	8,172,860	$3.70	7.43	$6,734,462

Vested and expected to vest September 30, 2014	8,096,147	$3.69	7.41	$6,731,205
Exercisable at September 30, 2014	4,806,759	$3.14	6.53	$6,278,785

The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 were $0.2 million and $0.5 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million and $0.2 million for each of the nine months ended September 30, 2014 and 2013, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2014, an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the nine months ended September 30, 2014, plan participants had purchased 154,992 shares at an average purchase price of $3.74 for total cash proceeds of $0.6 million.  At September 30, 2014, 180,904 shares were authorized and available for issuance under the ESPP.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value as of September 30, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$6,175	$6,175	$—	$—
Certificates of deposit	2,554	—	2,554	—
Corporate debt securities	33,956	—	33,956	—
U.S. Government securities	20,046	—	20,046	—
Municipal securities	227	—	227	—
Commercial paper	5,347	—	5,347	—

Total cash equivalents and marketable securities	$68,305	$6,175	$62,130	$—

	Fair Value as of December 31, 2013	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,285	$4,285	$—	$—
Certificates of deposit	1,584	—	1,584	—
Corporate debt securities	49,019	—	49,019	—
U.S. Government securities	21,731	—	21,731	—
Municipal securities	2,815	—	2,815	—
Commercial paper	2,599	—	2,599	—

Total cash equivalents and marketable securities	$82,033	$4,285	$77,748	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2014 and December 31, 2013:

As of September 30, 2014 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$6,175	$—	$—	$6,175
Certificates of deposit	2,554	—	—	2,554
Corporate debt securities	33,962	6	(12)	33,956
U.S. Government securities	20,036	11	(1)	20,046
Municipal securities	227	—	—	227
Commercial paper	5,347	—	—	5,347
	68,301	17	(13)	68,305
Less cash equivalents	11,022	—	—	11,022
Total marketable securities	$57,279	$17	$(13)	$57,283

As of December 31, 2013 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of deposit	1,584	—	—	1,584
Corporate debt securities	49,001	25	(7)	49,019
U.S. Government securities	21,722	12	(3)	21,731
Municipal securities	2,814	1	—	2,815
Commercial paper	2,599	—	—	2,599
	82,005	38	(10)	82,033
Less cash equivalents	7,279	—	—	7,279
Total marketable securities	$74,726	$38	$(10)	$74,754

There were no realized gains or losses in the three and nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the weighted average maturity for the Company’s available for sale securities was 5.7 months, with the longest maturity being November 2015.

The following table provides the breakdown of the marketable securities with unrealized losses at September 30, 2014 (in thousands):

	In loss position for less than twelve months
As of September 30, 2014 (in thousands):	Fair Value	Unrealized Loss
U.S. Government securities	$6,023	$(1)
Corporate debt securities	18,938	(12)
Total marketable securities	$24,961	$(13)

The Company determined the fair value of the liability associated with its warrants to purchase 4.6 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 4 — Stockholders’ Equity.

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

Years Ending December 31,
2014	$225
2015	918
2016	953
2017	238
Thereafter	—
Total	$2,334

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2014.

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

—	anticipated milestone payments from Merck KGaA;
—	the success of any clinical trials that we and/or Merck KGaA commence;
—	our and Merck KGaA’s potential receipt of regulatory approvals, and our and Merck KGaA’s satisfaction of ongoing regulatory review;
—	our and Merck KGaA’s ability to timely develop a viable commercial formulation of TH-302;
—	whether any product candidates that we and/or Merck KGaA are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
—	our anticipated clinical development of Hypoxin™ and the timing thereof, as well as its potential therapeutic benefit;
—	uncertainties associated with obtaining and enforcing patents and other intellectual property rights;
—	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities;
—	anticipated expenses, including clinical trial, research and development and personnel costs;
—	the anticipated sufficiency of our cash resources and our need for additional capital;
—	our projected financial performance; and
—	the clinical development of [18-F]-HX4 and its expected uses and benefits.

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

Overview

We are a biotechnology company using our expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. Our lead investigational small molecule, TH-302, is being evaluated in two pivotal Phase 3 clinical trials, one registrational Phase 2 clinical trial and multiple earlier-stage clinical trials. We have a global license and co-development agreement for TH-302 with Merck KGaA, with an option to co-commercialize in the United States.

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

The most advanced clinical study of TH-302 is a global pivotal Phase 3 clinical trial of TH-302 plus doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma, which we refer to as the 406 trial. The trial enrollment completion was announced in December 2013; the study enrolled 640 patients. In September 2014, we announced that an Independent Data Monitoring Committee, or IDMC, completed the pre-planned interim efficacy and safety analyses of unblinded data for our 406 trial. Based on the IDMC’s analyses, which included an assessment of both benefit and risk, the IDMC recommended that the 406 trial should continue as planned to its natural conclusion. We will remain blinded to the data from the 406 trial until the primary analysis of overall survival is conducted, which is scheduled to occur after 434 deaths are reported. We currently project that the required number of events will be reached in the latter half of 2015, with the primary analysis of overall survival expected to be conducted in the first quarter of 2016.

In January 2013, we announced that our partner Merck KGaA initiated the global pivotal Phase 3 MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. The Phase 3 MAESTRO clinical trial was initiated after our randomized and controlled Phase 2 clinical trial of TH-302 plus gemcitabine versus gemcitabine (which we refer to as the 404 trial) met its primary efficacy endpoint, demonstrating an improvement in progression-free survival when TH-302 was combined with gemcitabine in this patient population. In November 2014, we announced that our partner Merck KGaA, through its biopharmaceutical division, completed target enrollment of 660 patients in the MAESTRO clinical trial. We currently anticipate that top-line data will be available in 2016. In March 2014, we announced that Merck KGaA initiated a Phase 1 dose escalation study assessing the safety, tolerability and anti-tumor activity of TH-302 in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma.

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

In March 2012, we initiated a Phase 1/2 open label clinical trial of TH-302 to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of TH-302 in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). Updated results were reported at the June 2014 ASCO annual meeting showing initial signs of clinical activity of the combination of TH-302 and low dose dexamethasone in patients with extensively treated relapsed/refractory multiple myeloma. Enrollment of patients treated at the maximum tolerated dose is complete with treatment ongoing. In July 2014, we announced the initiation of dosing in the final stage of the 408 trial, which is evaluating TH-302 in combination with the proteasome inhibitor bortezomib (Velcade®) plus low-dose dexamethasone or “TBorD” in patients with relapsed/refractory multiple myeloma.  Enrollment is ongoing.

TH-302 is also the subject of clinical trials investigating TH-302 as a monotherapy or TH-302 in combination with antiangiogenic therapies in a variety of tumor types. In August 2013, we announced the initiation of a Phase 2 clinical trial of TH-302 as single-agent monotherapy in patients with advanced melanoma (which we refer to as the 413 trial). A Phase 1 dose-escalation study of TH-302 in combination with sunitinib in patients with advanced renal cell carcinoma or RCC, gastrointestinal stroma tumors, and pancreatic neuroendocrine tumors (which we refer to as the 410 trial) established a recommended phase 2 dose of the combination; additional development opportunities for the investigation of TH-302 in combination with sunitinib are being assessed. Two investigator-sponsored trials of TH-302 are ongoing: a Phase 1/2 study of TH-302 in combination with bevacizumab in recurrent glioblastoma following bevacizumab failure and a Phase 1/2 study of TH-302 in combination with sorafenib in advanced RCC and advanced hepatocellular carcinoma.

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

We also recently licensed worldwide rights to a development program from the University of Auckland based on the clinical-stage oncology compound Hypoxin™ (formerly known as PR610), a hypoxia-targeted epidermal growth factor receptor, or EGFR, tyrosine-kinase inhibitor. Hypoxin™ is designed to selectively release a potent, irreversible inhibitor in hypoxic tumors. Preclinical and Phase 1 clinical data suggest that plasma concentrations of Hypoxin™ that are active in EGFR-dependent tumor xenograft models in mice could be attained in patients with an acceptable therapeutic index. Accordingly, we plan to conduct preclinical translational studies to further evaluate the rationale for proceeding with further clinical development of the compound. Subject to the satisfactory completion of these preclinical studies, we expect to initiate a Phase 2 proof-of-concept study in a subset of molecularly-defined non-small cell lung cancer patients who we believe may be responsive to Hypoxin in the first half of 2015.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of September 30, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $68.5 million and $82.0 million, respectively. We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total TH-302 development expenses are expected to increase in 2014 compared to 2013 due primarily to the continued execution of existing clinical trials and anticipated commencement of new clinical trials for TH-302. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to the development of TH-302 are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of TH-302, to develop our recently licensed Hypoxin™ product candidate, and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For the three and nine months ended September 30, 2014, we recognized $3.7 million and $11.0 million in revenue, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our collaboration with Merck KGaA. For the three and nine months ended September 30, 2013, we recognized $3.2 million and $9.3 million, respectively, in revenue, from the amortization of the $97.5 million in upfront and milestone payments earned in 2012 and in the first quarter of 2013 from our collaboration with Merck KGaA. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. We expect revenue to increase in 2014 compared to 2013 due to the full year amortization of milestone payments earned in 2013.

Research and Development. Research and development expenses were $8.9 million for the three months ended September 30, 2014 compared to $6.4 million for the three months ended September 30, 2013, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. The $2.5 million increase in expenses is due primarily to an increase of $0.6 million in consulting and employee related expenses and a $1.2 million increase in clinical development expenses and a $0.7 million decrease in reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. Research and development expenses were $27.2 million for the nine months ended September 30, 2014 compared to $20.8 million for the nine months ended September 30, 2013, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. The $6.4 million increase in expenses is due primarily to a $6.5 million increase in clinical development expenses and an increase of $2.5 million in consulting and employee related expenses, partially offset by a $2.6 million increase in reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302.

During the three and nine months ended September 30, 2014 and 2013, we were engaged in two primary research and development programs: the development of TH-302, which is the subject of two ongoing pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of TH-302) attributable to both programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
TH-302	$7,669	$5,149	$23,078	$17,422
Discovery Research	1,237	1,201	4,145	3,379
Total Research and Development Expenses	$8,906	$6,350	$27,223	$20,801

Research and development expenses associated with our internally discovered compound TH-302 were $7.7 million and $23.1 million for the three and nine months ended September 30, 2014, respectively, and $5.1 million and $17.4 million for the three and nine months ended September 30, 2013, respectively, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302. The increase of $2.6 million and $5.7 million during the three and nine months ended September 30, 2014, respectively, compared to same periods in 2013, net of reimbursement for Merck KGaA’s 70% share of total development expenses for TH-302, was due primarily to an increase in development costs for the 406 trial, the MAESTRO trial and the 415 trial. TH-302 continues to progress through the 406 trial, the MAESTRO trial, the 415 trial that was initiated in June 2014, the 413 trial and the 408 trial.

Discovery research and development expenses were $1.2 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, compared to $1.2 million and $3.4 million for the three and nine months ended September 30, 2013, respectively. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

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

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management and development of our TH-302, our recently licensed Hypoxin™ product candidate and discovery research programs to be critical to our long-term success. The actual probability of success for TH-302, Hypoxin™ and future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy may include entering into collaborations with third parties, such as our TH-302 collaboration with Merck KGaA, to participate in the development and commercialization of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our future clinical product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, TH-302 may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and Merck KGaA will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our and Merck KGaA’s prior and ongoing clinical studies and the willingness of Merck KGaA to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we and Merck KGaA may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control.

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

General and Administrative. General and administrative expenses were $2.4 million for the three months ended September 30, 2014, compared to $2.1 million for the three months ended September 30, 2013. The $0.3 million increase in expenses is due primarily to an increase in employee-related and consulting expenses. General and administrative expenses were $7.5 million for the nine months ended September 30, 2014, compared to $6.7 million for the nine months ended September 30, 2013. The $0.8 million increase was primarily due to an increase in employee-related and consulting expenses. We currently expect our general and administrative expenses to increase in 2014 compared to 2013 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing development of TH-302.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended September 30, 2014 was $27,000 compared to $34,000 of interest income for same period in 2013. Interest income (expense), net for each of the nine months ended September 30, 2014 and 2013 was $0.1 million of interest income.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2014 was non-cash expense of $0.3 million compared to non-cash income of $6.4 million, for the three months ended September 30, 2013. The non-cash expense during the three months ended September 30, 2014 was due to an increase in the fair value of the warrants exercised during the quarter as result of an increase in the underlying price of the common stock during that period, whereas the non-cash income during the three months ended September 30, 2013 was due to a decrease in the fair value of the outstanding warrants as a result of a decrease in the underlying price of the common stock. Other income (expense) for the nine months ended September 30, 2014 was non-cash income of $7.8 million compared to non-cash expense of $2.6 million, for the nine months ended September 30, 2013. The non-cash income during the nine months ended September 30, 2014 was due to a decrease in the fair value of the outstanding warrants as result of a decrease in the underlying price of the common stock, whereas the non-cash expense during the nine months ended September 30, 2013 was due to an increase in the fair value of the outstanding warrants as a result of an increase in the underlying price of the common stock. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of comprehensive income (loss).

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. To date we have received $110 million in upfront and milestone payments from our collaboration with Merck KGaA, including a $12.5 million milestone payment received during the three months ended March 31, 2014. We had cash, cash equivalents and marketable securities of $68.5 million and $82.0 million at September 30, 2014 and December 31, 2013, respectively, available to fund operations.

Net cash used in operating activities for the nine months ended September 30, 2014 was $17.6 million compared to net cash provided by operating activities of $19.8 million for the nine months ended September 30, 2013. The decrease of $37.4 million in cash provided by operations was primarily attributable to $12.5 million of cash received related to a milestone payment from the Merck KGaA collaboration during the nine months ended September 30, 2014 compared to $42.5 million of cash received related to milestone payments from the Merck KGaA collaboration during the nine months ended September 30, 2013. In addition, for the nine months ended September 30, 2014 compared to same period in the prior year, our net operating cash payments increased by $7.4 million due to an increase in development and research activities.

Net cash provided by investing activities for the nine months ended September 30, 2014 was $16.5 million compared with net cash used in investing activities of $29.1 million for the nine months ended September 30, 2013. The $45.6 million decrease in cash used in investing activities was due primarily to a decrease in proceeds used in the purchase of marketable securities net of proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $5.1 million and $2.3 million, respectively. The $2.8 million increase in cash provided by financing activities was primarily due to an increase in cash received from the exercise of warrants.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although some of the expenditures related to TH-302 are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of TH-302, to develop our recently licensed Hypoxin™ product candidate, and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs.

We may seek to raise capital through a variety of sources, including:

—	the public equity market, including pursuant to our at market issuance sales agreement discussed below;
—	private equity financing;
—	collaborative arrangements;
—	licensing arrangements; and/or
—	public or private debt.

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

During the nine months ended September 30, 2014, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with Securities and Exchange Commission on March 6, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

In addition, the failure of TH-302 to achieve successful clinical trial endpoints, delays in clinical trial enrollment or events or in the clinical development of TH-302 generally, unanticipated adverse side effects related to TH-302 or any other adverse developments or information related to TH-302 would significantly harm our business, our prospects and the value of our common stock. TH-302 is currently the subject of two ongoing pivotal Phase 3 clinical trials being conducted under special protocol assessments, or SPAs, with the U.S. Food and Drug Administration, or FDA: the “406 trial” evaluating TH-302 in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the MAESTRO trial of TH-302 in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma, being conducted by Merck KGaA. There is no guarantee that the results of either of the ongoing Phase 3 clinical trials will be positive. Negative or inconclusive results in either of the Phase 3 clinical trials could cause the FDA to require that we repeat such trial or conduct additional clinical trials. Even if we believe that the data from required Phase 3 clinical trials are positive, the FDA could require additional trials or other testing before approving TH-302 for marketing. In this regard, the FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or Merck KGaA’s data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of TH-302. The FDA could also require additional studies or trials to satisfy particular safety concerns noted in our or Merck KGaA’s preclinical or clinical testing. Even if the FDA or other regulatory agency approves TH-302, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. We and Merck KGaA will need to obtain regulatory approval from authorities in foreign countries to market TH-302 in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or Merck KGaA fail to obtain approvals from foreign jurisdictions, the geographic market for TH-302 would be limited.

Although we have obtained agreement with the FDA on an SPA for our pivotal Phase 3 clinical trial of TH-302 in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma and Merck KGaA has obtained agreement with the FDA on an SPA for the pivotal Phase 3 clinical trial of TH-302 in combination with gemcitabine for the treatment of previously untreated locally advanced unresectable or metastatic pancreatic cancer, an agreement on an SPA does not guarantee any particular outcome from regulatory review, including any regulatory approval.

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

Preclinical studies and Phase 1 or 2 clinical trials of our product candidates may not predict the results of subsequent human clinical trials.

Preclinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the results of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of TH-302 for the treatment of different types of cancer may not accurately predict the ability of TH-302 to treat cancer effectively in humans. Likewise preclinical and Phase 1 clinical data that suggest that plasma concentrations of HypoxinTM that are active in tumor xenograft models in mice could be attained in patients may not accurately predict whether a safe and effective dose can be attained in humans. TH-302, HypoxinTM or any other compounds we may develop may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our product candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after encouraging results in earlier clinical trials.

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including in Phase 2 clinical trials, does not ensure that later clinical trials will be successful. Initial results from Phase 1 and Phase 2 clinical trials of TH-302 also may not be confirmed by later analysis or in subsequent larger clinical trials, including in the 406 trial the 415 trial and the MAESTRO trial. In particular, the results that achieved the primary endpoint for progression-free survival in the Phase 2b trial of TH-302 in pancreatic cancer may not predict the results of overall survival for patients in the same study or subsequent studies, including in the MAESTRO trial. Likewise, the results in the Phase 1/2 trial of TH-302 in patients with soft tissue sarcoma may not predict the results of overall survival for patients in the same study or subsequent studies, including in the 406 trial. As a result, despite the results reported in earlier clinical trials for TH-302, we do not know whether the ongoing Phase 3 clinical trials or other clinical trials that we or Merck KGaA may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market TH-302. Our and Merck KGaA’s failure to successfully complete clinical trials and obtain regulatory approval for TH-302 would materially and adversely affect our business and our stock price.

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

Merck KGaA has the right to terminate the agreement on 90 days’ prior written notice, or following our uncured material breach. If Merck KGaA terminates the agreement at its election, then we would become responsible for the costs of development and commercialization of TH-302, and there can be no assurance we would be able to do fund those costs, or to find another collaborator for the continued development and commercialization of TH-302. If we are unable to maintain our collaborative relationship with Merck KGaA, we may be unable to continue development, manufacturing and any marketing activities for TH-302 at our own expense.

Even if we were able to continue these activities at our expense, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on our TH-302 development program, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing TH-302. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing TH-302, which are now being largely funded by Merck KGaA. In the future, we may not be able to locate third-party collaborators to develop and market TH-302 and we may lack the capital and resources necessary to develop TH-302 alone. Disputes with Merck KGaA may delay or prevent us from further developing, manufacturing or commercializing TH-302, and could lead to litigation against Merck KGaA, which could be time consuming and expensive.

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

For example, we previously projected that the number of events, or deaths, required for the primary efficacy analysis of the 406 trial may be reached by mid-2015; however, based on projections derived from the recently completed interim analyses of both efficacy and safety data from the 406 trial conducted by the IDMC that suggest that event rates in the 406 trial may be slower than expected, we currently project that the required number of events will be reached in the latter half of 2015, with the primary analysis of overall survival expected to be conducted in the first quarter of 2016. However, because the timing of the primary efficacy analysis of the 406 trial is event-driven, which we do not control, we cannot predict with certainty when the primary efficacy analysis will occur and it is possible that the completion of the 406 trial could again be delayed beyond our expectations.

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

In addition, clinical results are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse safety events, including patient fatalities that may be attributable to our product candidates, during a clinical trial could cause the trial to be terminated or require additional studies. Furthermore, some of our clinical trials are overseen by IDMCs. These independent oversight bodies are comprised of external experts who review the progress of the ongoing clinical trials as well as safety from other trials, and make recommendations concerning a trial’s continuation, modification, or termination based on interim, unblinded data. Any of our ongoing clinical trials overseen by an IDMC may be discontinued or amended in response to recommendations made by responsible IDMCs based on their review of such interim trial results and an IDMC may determine to delay or suspend the trial due to safety or futility findings based on events occurring during a clinical trial. For example, as part of our study protocol for the 406 trial, an IDMC conducted pre-planned interim efficacy and safety analyses of unblinded data for the 406 trial in September 2014 and recommended that the 406 trial should continue as planned to its natural conclusion. The IDMC also monitors patient safety in the 406 trial on an ongoing basis. If the IDMC at any time determines that data from the 406 trial give rise to safety concerns, the IDMC could recommend that the 406 trial be halted or substantially modified. The recommended termination or modification of any of our or Merck KGaA’s ongoing late-stage clinical trials by an IDMC, including the 406 trial, could materially and adversely impact the future development of TH-302, and our business, prospects, operating results, and financial condition may be materially harmed.

We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates.

Our research and development activities, preclinical studies, clinical trials and the anticipated manufacturing and marketing of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in Europe and elsewhere. We and Merck KGaA require the approval of the relevant regulatory authorities before we may commence commercial sales of our product candidates in a given market. The regulatory approval process is expensive and time consuming, and the timing of receipt of regulatory approval is difficult to predict. Our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot be certain that, even after expending substantial time and financial resources, we or Merck KGaA will obtain regulatory approval for any of our product candidates. A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability.

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

Anti-tumor drugs being developed by us are expected to have undesirable side effects. For example, in clinical trials of TH-302, some patients have exhibited skin and/or mucosal toxicities that have in some cases caused patients to stop or delay therapy. The extent, severity and clinical significance of these or other undesirable side effects may not be apparent initially and may be discovered or become more significant during drug development or even post-approval. These expected side effects or other side effects identified in the course of our or Merck KGaA’s clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved. In this regard, our product candidates may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for our product candidates.

We have not yet gained sufficient experience with a commercial formulation of TH-302.

The formulation of TH-302 that we and Merck KGaA are using in our clinical trials was changed to address issues with a prior formulation that was subject to storage and handling requirements that were not suitable for a commercial product. The current formulation of TH-302 may be suitable for a commercial product, but additional data will be required to verify this and there can be no assurance that we will be able to do so in a timely manner, if at all. If we are not able to develop a viable commercial formulation of TH-302, then we and/or Merck KGaA may be required to repeat some or all of our respective Phase 3 clinical trials of TH-302, or we and Merck KGaA may need to develop an alternative commercial formulation, either of which could delay, perhaps substantially, our ability to obtain any regulatory approvals of TH-302.

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

We and Merck KGaA have received orphan drug designation for TH-302 for the treatment of soft tissue sarcoma and pancreatic cancer in the United States and the European Union or EU. Under the Orphan Drug Act in the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. In the EU, orphan drug designation is provided for a drug that is intended to diagnose, prevent or treat a life-threatening or chronically debilitating condition which affects no more than 5 in 10,000 individuals in the EU (approximately 245,000 individuals) and for which no satisfactory method of diagnosis, prevention or treatment of the condition already exists, or if such method does exist, that the orphan product must be of significant benefit to the patient population over existing products. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years in the U.S. and 10 years for the EU. The orphan drug designation also allows a waiver or reduction in select regulatory fees. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

Even if we and Merck KGaA obtain orphan drug exclusivity for TH-302, orphan drug exclusivity may not prevent other market entrants. A different drug, or, under limited circumstances, the same drug may be approved by the FDA for the same orphan indication. The limited circumstances include an inability to supply the drug in sufficient quantities or where a new formulation of the drug has shown superior safety or efficacy. As a result, if TH-302 were approved for soft tissue sarcoma and/or pancreatic cancer, other drugs could still be approved for use in treating the same indications covered by TH-302, which could create a more competitive market for us and/or Merck KGaA.

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

We may not discover and develop additional prodrug product candidates suitable for clinical testing, and we also may not be able to successfully acquire or in-license and develop additional prodrug product candidates or programs, either of which could limit our growth and revenue potential.

We are focused on the design and development of novel cyotoxic prodrug compounds for the treatment of cancer. However, TH-302 is currently our only product candidate in clinical development and we may be unable to discover and develop additional product candidates suitable for clinical testing. Likewise our strategy may include acquiring or in-licensing additional product candidates or development programs that build on our expertise and complement our pipeline. Any growth through acquisition or in-licensing will depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. Even if appropriate acquisition or in-licensing opportunities are available, we may not have the financial resources necessary to pursue them. In addition, other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for acquisition or in-licensing opportunities. In addition, we may not be able to realize the anticipated benefits of any acquisition or in-licensing opportunity for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials or the integration of an acquired or licensed product candidate gives rise to unforeseen difficulties and expenditures. For example, we recently licensed rights to HypoxinTM, a clinical-stage investigational compound that we plan to evaluate in a Phase 2 proof-of-concept study in a population of patients with non-small cell lung cancer, subject to the satisfactory completion of planned preclinical translational studies to further evaluate our rationale for proceeding with the planned Phase 2 proof-of-concept study. However, we are in the early stages of our evaluation, and it possible that we may determine not to proceed with the planned Phase 2 proof-of-concept study. Even if we do proceed with the planned Phase 2 proof-of-concept study, HypoxinTM may not be found to be safe or effective in the planned Phase 2 proof-of-concept study or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate. In this regard, HypoxinTM was previously being developed in a different patient population than we are targeting and a prior clinical trial evaluating HypoxinTM in that patient population was terminated prematurely due to unacceptable toxicity. While we plan to evaluate HypoxinTM in a patient population that we believe may be responsive to HypoxinTM at doses lower than was targeted in the terminated clinical trial, we cannot assure you that we will be able to determine an appropriate dose that is both safe and effective for the patient population we are targeting. In any event, any growth through development of additional product candidates will depend upon our discovering and/or identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. If we are unable to discover or obtain suitable product candidates for development, our growth and revenue potential could be significantly harmed.

Even if we obtain regulatory approval, our marketed drugs will be subject to ongoing regulatory review. If we or Merck KGaA fail to comply with continuing United States and foreign regulations, we or they could lose our approvals to market drugs and our business would be seriously harmed.

Following initial regulatory approval of any drugs we and /or Merck KGaA may develop, we and Merck KGaA will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. Manufacturers of our products, if approved, will be subject to ongoing FDA requirements for submission of safety and other post-market information. If such manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Even if we and/or Merck KGaA obtain regulatory approval for TH-302, we and/or Merck KGaA would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for TH-302, if it achieves marketing approval, may include restrictions on use. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. In the United States, engaging in impermissible promotion of any approved products for off-label uses could also subject us to false claims litigation under federal and state statutes, which could lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute any approved products.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2014, we had an operating loss of $23.7 million and a net loss of $15.6 million, including $7.8 million in non-cash income related to the change in the fair value of outstanding warrants. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Our quarterly and annual results of operations are likely to fluctuate based on the timing of milestones and payments under our license and co-development agreement with Merck KGaA. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no approved pharmaceutical products, and with product candidates that are undergoing clinical development.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to development of TH-302 are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of TH-302, to develop our recently licensed HypoxinTM product candidate, and to support new in-house development programs or to in-license or otherwise acquire and develop additional product candidates or programs.

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

As of September 30, 2014, we had 61 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

In addition, our systems are potentially vulnerable to data security breaches — whether by employees or others — that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers and others. Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture TH-302 and expect to rely on third parties to manufacture any other product candidates that we may develop. If these parties do not manufacture the active pharmaceutical ingredients or finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of TH-302 and any other product candidates we may develop could be delayed.

We do not have our own manufacturing capability for the TH-302 active pharmaceutical ingredient, or API or TH-302 drug product. Under our license and co-development agreement with Merck KGaA, Merck KGaA has exclusive rights to manufacture TH-302 for clinical and commercial use, except that we have the right to obtain clinical supply of TH-302 for clinical trials for United States approval of TH-302 for soft tissue sarcoma and for any other clinical trials for which we are responsible. For these latter cases, we can obtain clinical supply directly from existing or new suppliers. To date, however, we have relied on, and we expect to continue to rely on, a limited number of third party single source contract manufacturers and excipient suppliers for the TH-302 API and TH-302 drug product to meet our and Merck KGaA’s clinical supply needs of TH-302. We have no long-term commitments or commercial supply agreements with any of our TH-302 suppliers. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

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

In addition, if the facility or the equipment in the facility that produces our product candidates is significantly damaged or destroyed, adversely impacted by an action of a regulatory agency or if the facility is located in another country and trade or commerce with or exportation from such country is interrupted or delayed, we may be unable to replace the manufacturing capacity quickly or inexpensively. The inability to obtain manufacturing agreements, the damage or destruction of a facility on which we rely for manufacturing or any other delays in obtaining supply would delay or prevent us from completing our clinical trials and commercializing our current product candidates.

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

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. In this regard, while we have obtained certain quantities of HypoxinTM API and drug product from our licensor, we may determine that such API and drug product is not usable or is otherwise insufficient in order for us to commence or complete our planned Phase 2 proof-of-concept study of HypoxinTM and we may need to obtain sufficient supplies of HypoxinTM API and drug product from contract manufacturers prior to commencing our planned Phase 2 proof-of-concept study, which could delay the commencement or completion of the planned study, could increase our costs and could negatively impact our planned HypoxinTM development program. Depending upon the duration of the clinical studies, we might need to develop a new formulation of HypoxinTM. It is possible that we might not be able to develop a formulation with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any planned or potential future clinical trials of our product candidates, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all. Any delay in receiving sufficient supplies of clinical trial product for our planned or potential future studies could negatively impact our development programs.

We have no control over our manufacturers’ and suppliers’ compliance with manufacturing regulations, and their failure to comply could result in an interruption in the supply of our product candidates.

The facilities used by our single source contract manufacturers must undergo an inspection by the FDA and foreign agencies for compliance with cGMP regulations, before the respective product candidates can be approved in their region. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate. In addition, our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed on them (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, warning letters, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

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

We are dependent on Eleison Pharmaceuticals, Inc. to develop and commercialize glufosfamide

We are dependent upon Eleison Pharmaceuticals, Inc., or Eleison to whom we exclusively licensed glufosfamide in October 2009, to develop and commercialize glufosfamide. Any profit sharing or other payments to us under the Eleison license depend almost entirely upon the efforts of Eleison, which may not be able to raise sufficient funds to continue clinical development activities with glufosfamide. Even if Eleison is successful at raising sufficient funding, it may not be successful in developing and commercializing glufosfamide. We may also be asked to provide technical assistance related to the development of glufosfamide, which may divert our resources from other activities. If the Eleison license terminates in such a way that glufosfamide reverts to us and we seek alternative arrangements with one or more other parties to develop and commercialize glufosfamide, we may not be able to enter into such an agreement with another suitable third party or third parties on acceptable terms or at all. In such event, since we have no further development plans for glufosfamide, we may not receive any further return on our investment in glufosfamide.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, TH-302 would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. If approved for sale for soft tissue sarcoma, TH-302 could potentially compete with doxorubicin or the combination of doxorubicin and ifosfamide, generic products sold by many manufacturers. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with TH-302 or other product candidates we may develop. In short, each cancer indication for which we are or may be developing product candidates has a number of established medical therapies with which our candidates will compete. Our TH-302 product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include:

—

Federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

—

Federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
—

The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;

—

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.;

—

The federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

—

Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If our product candidates receive regulatory approval but do not achieve an adequate level of acceptance by physicians, patients, healthcare payors and the medical community, we may not generate product revenues sufficient to attain profitability.

If third-party payors do not cover or adequately reimburse patients for any of our product candidates, if approved for marketing, we may not be successful in selling them.

Our ability to commercialize any approved products successfully will depend in part on the extent to which coverage and reimbursement will be available from governmental and other third-party payors, both in the United States and in foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability. Coverage and reimbursement by a governmental and other third-party payor may depend upon a number of factors, including a governmental or other third-party payor’s determination that use of a product is:

—	a covered benefit under its health plan;
—	safe, effective and medically necessary;
—	appropriate for the specific patient;
—	cost-effective; and
—	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from each third-party and governmental payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to obtain coverage and reimbursement.

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

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, which, among other things, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs and included the following changes to the coverage and payment for drug products under government health care programs:

—

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

—	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
—

extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternate rebate formula for new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs;

—	expanded the types of entities eligible for the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers; and
—

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

Our research and development activities use biological and hazardous materials that are dangerous to human health and safety or the environment. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from these materials. We are also subject to regulation by the Occupational Safety and Health Administration, or OSHA, the California and federal environmental protection agencies and to regulation under the Toxic Substances Control Act. OSHA or the California or federal environmental protection agencies, may adopt regulations that may affect our research and development programs. We are unable to predict whether any agency will adopt any regulations that could have a material adverse effect on our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could significantly exceed our insurance coverage.

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
—

announcements regarding our research and development of product candidates, including clinical trial results or delays in the any future clinical trials, or announcements regarding the results of or delays in clinical trials of our product candidates, and investor perceptions thereof;

—	announcements of technological innovations, patents or new products by us or our competitors;
—	regulatory developments in the United States and foreign countries;
—	any lawsuit involving us or our product candidates;
—	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
—	developments concerning any strategic alliances or acquisitions we may enter into;
—	actual or anticipated variations in our operating results;
—	changes in recommendations by securities analysts or lack of analyst coverage;
—	deviations in our operating results from the estimates of analysts;
—	sales of our common stock by us, including under our sales agreement with MLV;
—	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
—	loss of any of our key scientific or management personnel.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. Any such lawsuit could consume resources and management time and attention, which could adversely affect our business.

If there are large sales of our common stock, the market price of our common stock could drop substantially. In addition, a significant number of shares of our common stock are subject to issuance upon exercise of outstanding options and warrants, which upon such exercise would result in dilution to our security holders.

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of September 30, 2014, we had 62,436,865 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On August 1, 2014, we entered into the Sales Agreement with MLV, under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $30 million. To the extent that we sell shares of our common stock pursuant to the Sales Agreement with MLV, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. As of September 30, 2014, warrants to purchase 1,731,444 shares of common stock issued in March 2011 had been exercised. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. As of the October 5, 2014 expiration date of the warrants issued in October 2009, all of such warrants had been exercised. In addition, as of September 30, 2014, there were 8,172,860 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.70 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From July 1, 2014 through September 30, 2014, we issued an aggregate of approximately 2,160,206 shares of our common stock pursuant to the cash exercise of warrants that were originally issued to the investors in our October 2009 private placement, which private placement was previously reported by us on a current report on Form 8-K. These warrants, which were exercised for cash, had an exercise price of $2.05 per share, resulting in aggregate cash consideration to us of approximately $4.4 million.

In addition to the cash warrant exercises reported above, from July 1, 2014 through September 30, 2014, we issued an aggregate of 1,478,528 shares of our common stock pursuant to the net, or cashless, exercise of warrants that were originally issued to the investors in our October 2009 private placement. These warrants were exercisable for an aggregate of 821,753 shares of common stock and had an exercise price of $2.05 per share. The number of shares issued upon the exercise of these warrants was reduced by an aggregate of 656,775 shares to effect the net exercise of the warrants in accordance with their terms.

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

10.1

At Market Issuance Sales Agreement, dated August 1, 2014, by and between Threshold Pharmaceuticals, Inc. and MLV & Co., LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on August 1, 2014).

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

Threshold Pharmaceuticals, Inc.

Date: November 3, 2014	/s/ Harold E. Selick, Ph.D.
Harold E. Selick., Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2014	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

At Market Issuance Sales Agreement, dated August 1, 2014, by and between Threshold Pharmaceuticals, Inc. and MLV & Co., LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on August 1, 2014).

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