Form 10-K
period 2014-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2015-03-03
CIK 1183765

The

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2014 was approximately $214,218,509. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2015 there were 71,273,406 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2014 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Threshold Pharmaceuticals, Inc.

PART I

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “possible”, “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	our and/or Merck KGaA’s ability to commence, conduct and complete, and the timing of the commencement, conduct and completion of clinical trials for our product candidates;
•	our financial condition and potential milestone payments we may receive under our license and co-development agreement with Merck KGaA;
•	the success of any clinical trials that we and/or Merck KGaA commence;
•	the timing of results of our and Merck KGaA’s clinical trials for evofosfamide (formerly TH-302);
•	our and Merck KGaA’s receipt and the timing of regulatory approvals, and our and Merck KGaA’s satisfaction of ongoing regulatory review;
•	our ability to establish and maintain intellectual property rights for our product candidates;
•	our and Merck KGaA’s ability to timely develop a viable commercial formulation of evofosfamide;
•	whether any product candidates that we and/or Merck KGaA are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional product candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional product candidates and development programs;
•

the ability of Eleison Pharmaceuticals Inc., or Eleison, our licensee of glufosfamide, to develop, manufacture, market and otherwise commercialize glufosfamide, and to raise sufficient funds to continue clinical development;

•

our and Merck KGaA’s research and development activities, including our potential development of new product candidates such as TH-4000 (formerly referred to as PR610 or Hypoxin™), and projected expenditures;

•	our ability to complete preclinical and clinical testing successfully for new product candidates, such as TH-4000, that we may develop or license;
•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	our cash needs and ability to raise capital when needed; and
•	our projected financial performance.

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

We are a biotechnology company using our expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. Our lead investigational small molecule, evofosfamide (formerly TH-302), is being evaluated in two pivotal Phase 3 clinical trials, one registrational Phase 2 clinical trial, and multiple earlier-stage clinical trials. We have a global license and co-development agreement for evofosfamide with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States.

Evofosfamide was discovered by our scientists based on our hypoxia-targeted therapeutics prodrug technology. Hypoxia, or abnormally low oxygen concentration, is a common feature of the tumor microenvironment in most solid tumors and in the bone marrow of patients with hematological malignancies (also known as cancers of the bone marrow, for example, leukemias and multiple myeloma). Tumor hypoxia is associated with the development of resistance to traditional anticancer treatments, including chemotherapy and radiotherapy, enhanced metastatic potential, and ultimately treatment failure. Normal healthy tissues, in contrast, are well oxygenated and typically are not hypoxic. A prodrug is an inactive compound that is converted in the human body by enzymatic processes that result in the formation of an active drug. As a prodrug, evofosfamide is designed to remain essentially inactive in normal tissues, but to activate under conditions of tumor hypoxia. Upon activation, evofosfamide releases bromo-isophosphoramide mustard (Br-IPM), a potent cytotoxin that kills cells by causing DNA to crosslink.

We believe that by virtue of targeting tumor hypoxia, evofosfamide may have broad clinical applicability across many types of solid tumors and some hematological malignancies. To explore this broad therapeutic potential of evofosfamide, we are conducting multiple clinical trials to evaluate its safety and efficacy in solid tumors and hematological malignancies in combination with currently marketed anticancer drugs, including traditional chemotherapeutic agents and antiangiogenic agents, and as monotherapy for certain cancers.

We along with our partner Merck KGaA are investigating evofosfamide in the following clinical studies, which are ongoing or recently completed:

Clinical Trial Name	Sponsor*	Therapeutic Area	Combination therapy with evofosfamide	Clinical Stage

TH-CR-406	Threshold	Soft Tissue Sarcoma	doxorubicin	Pivotal Phase 3

MAESTRO	Merck KGaA	Pancreatic Cancer	gemcitabine	Pivotal Phase 3

TH-CR-415	Threshold	n-s NSCLC**	pemetrexed	Registration Phase 2

TH-CR-413	Threshold	Advanced Melanoma	None (evofosfamide monotherapy)	Phase 2

EMR200592-008	Merck KGaA	Soft Tissue Sarcoma	doxorubicin	Phase 2

TH-CR-408	Threshold	Multiple Myeloma	dexamethasone with or without bortezomib	Phase 1/2

EMR200592-006	Merck KGaA	Pancreatic Cancer	gemcitabine and nab-paclitaxel	Phase 1/2

EMR200592-002	Merck KGaA	Solid tumors and Pancreatic Cancer	None (evofosfamide monotherapy) and with gemcitabine	Phase 1 (Japan)

TH-CR-414	Threshold	Advanced Solid Tumors	None (cardiac safety study)	Phase 1

EMR200592-007	Merck KGaA	Advanced Solid Tumors	None (mass balance study)	Phase 1

* Sponsor indicates which company, Threshold or Merck KGaA, is responsible for a particular clinical trial.

**n-s NSCLC=non-squamous non-small cell lung cancer

In addition, evofosfamide is the subject of the following Investigator Sponsored Trials, which are ongoing or recently completed:

Study Sponsor	Therapeutic Area	Combination Therapy with evofosfamide	Clinical Stage

The University of Texas Health Science Center at San Antonio (UTHSCSA)	Glioblastoma	bevacizumab	Phase 1/2

UTHSCSA and Dana Farber Cancer Institute	Glioblastoma	bevacizumab	Phase 2

North Central Cancer Treatment Group	Advanced Kidney Cancer or Liver Cancer	sorafenib	Phase 1

Spanish Task Force in Neuroendocrine Tumors	Pancreatic Neuroendocrine Tumors	sunitinib	Phase 2

We have also licensed worldwide rights to a development program from the University of Auckland based on the clinical-stage oncology compound TH-4000 (formerly referred to as PR610 or Hypoxin™), a hypoxia-targeted epidermal growth factor receptor, or EGFR, tyrosine kinase inhibitor. TH-4000 is designed to selectively release a potent, irreversible tyrosine kinase inhibitor in hypoxic tumors. Preclinical and Phase 1 clinical data suggest that plasma concentrations of TH-4000 that are active in EGFR-dependent tumor xenograft models in mice could be attained in patients with an acceptable therapeutic index. We expect to initiate a Phase 2 proof-of-concept study in a subset of molecularly-defined non-small cell lung cancer patients who we believe may be responsive to TH-4000 in the first half of 2015.

Our Strategy

We are focused on building a fully integrated biopharmaceutical company that discovers, develops, and commercializes drugs for cancer based on targeting the tumor microenvironment. We focus on prodrugs of known chemotherapeutic agents or related analogs that undergo relatively selective activation in the tumor microenvironment and potentially allow for an improved safety and efficacy profile for the drug. Key elements of our strategy are to:

•

Develop evofosfamide successfully. We believe that by virtue of targeting tumor hypoxia—a common feature of solid tumors and some hematological malignancies—evofosfamide may have broad clinical applicability across many types of solid tumors and some blood cancers. To maximize the value of evofosfamide, we are conducting clinical trials in therapeutic areas where preclinical and clinical data are supportive of evofosfamide’s activity. We are focused on successful execution of clinical and regulatory strategies to support potential submissions for regulatory approval of evofosfamide. We will continue to work on broadening the potential applicability of evofosfamide to other cancers and in combination with other approved anticancer drugs.

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

Tumor Hypoxia

Tumor hypoxia, or low oxygen concentration within tumor tissue, is a result of disordered vasculature found in all solid tumors. Whereas normal healthy tissues are typically well oxygenated by virtue of having highly regular and structured arrays of blood vessels, the vasculature supporting cancerous tissues is highly disordered and irregular. Common abnormalities in tumor vasculature include a large variation in the distance between the blood vessels that carry oxygen and other vital nutrients as well as “dead-ends” and temporary occlusions. Furthermore, in tumors, the growth of malignant cells is unregulated resulting in these tissues literally outgrowing their blood supply, leading to severe deficiencies in the perfusion of oxygen and nutrients.

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

Evofosfamide Investigational Hypoxia-activated prodrug

The introduction of therapies that preferentially target tumor hypoxia offers the potential to deliver cancer therapies selectively to tumor tissue and to expand the therapeutic options available for cancer patients across the majority of tumor types. To our knowledge, evofosfamide is the most clinically advanced hypoxia-activated prodrug in active development for the treatment of cancer. Evofosfamide is designed as a prodrug that is selectively activated under the extreme hypoxic conditions commonly found in tumors, but not typically in healthy tissues. Within regions of tumor hypoxia, evofosfamide is converted to its active form, bromo-isophosphoramide mustard (Br-IPM). Variants of IPM are clinically validated potent DNA alkylating agents, which kill tumor cells by causing DNA to crosslink thereby rendering cells unable to replicate their DNA and divide. Once activated in hypoxic tissues, Br-IPM can also diffuse into surrounding oxygenated regions of the tumor and kill cells there via a “bystander effect”.

Preclinical and clinical data suggest that evofosfamide has significant antitumor activity both alone as well as in combination with other cancer therapies that target the rapidly proliferating cells found in normally oxygenated regions of solid tumors. Because of its preferential activation in the hypoxic regions of solid tumors, we believe that evofosfamide will be less likely to produce the systemic toxicity caused by untargeted cytotoxic chemotherapies. Preclinical studies have also shown enhanced antitumor activity of evofosfamide when combined with antiangiogenic agents, which are drugs designed to disrupt the blood vessel network supplying tumors. The underlying biological rationale for this enhanced activity is based, in part, on evidence that antiangiogenic agents increase levels of tumor hypoxia. Other research suggests that the bone marrow of patients with leukemia as well as multiple myeloma is also highly hypoxic and supports the potential therapeutic utility of evofosfamide in treating these blood cancers.

Evofosfamide Clinical Development Programs

The development plan for evofosfamide is designed to investigate its safety and efficacy across a broad range of solid tumors and hematologic malignancies. We are developing evofosfamide in areas supported by preclinical and clinical data and where there is high unmet need for new anticancer agents. To date, evofosfamide has been evaluated in more than 1,500 patients with cancer.

We completed a monotherapy Phase 1 clinical trial that determined the maximum tolerated dose, dose limiting toxicities, safety, pharmacokinetics and preliminary efficacy of evofosfamide monotherapy in patients with advanced solid tumors. We expanded enrollment in this trial to investigate evofosfamide as a single agent in specific indications in which monotherapy activity had been observed as well as in some indications in which notable activity had been documented in combination with other chemotherapy drugs. We completed enrollment in two combination therapy Phase 1/2 clinical trials that determined the maximum tolerated doses, dose-limiting toxicities, safety, pharmacokinetics and preliminary efficacy of evofosfamide in combination with four currently approved chemotherapies. Data from this collection of clinical trials supported our initial randomized controlled trial of evofosfamide in first-line pancreatic cancer.

The most advanced clinical trials of evofosfamide are two pivotal Phase 3 clinical trials: one in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the other in combination with gemcitabine versus gemcitabine plus placebo in patients with advanced pancreatic cancer. Both Phase 3 clinical trials are being conducted under special protocol assessments or SPAs, with the U.S. Food and Drug Administration or FDA. An SPA is a written agreement with the FDA that documents FDA’s agreement that the design and planned analysis of a study can adequately address objectives in support of a regulatory submission. However, the FDA’s determinations for marketing application approval are made after a complete review of a marketing application and are based on the entire data in the application. The FDA and the European Commission have granted evofosfamide orphan drug designation for the treatment of soft tissue sarcoma and pancreatic cancer. The FDA has also granted Fast Track Designation to evofosfamide for the treatment of advanced soft tissue sarcoma. Initiation of these Phase 3 clinical trials was supported by preclinical data in disease-specific models as well as data from Phase 2 clinical trials in the same patient populations. Merck KGaA is conducting additional studies including a Phase 1/2 dose-escalation trial of evofosfamide in combination with gemcitabine and nab-paclitaxel in patients with advanced pancreatic cancer and two studies in Japan: a Phase 2 trial of evofosfamide in combination with doxorubicin in patients with advanced soft tissue sarcoma and a Phase 1 dose-escalation trial of evofosfamide as monotherapy and in combination with gemcitabine in patients with advanced pancreatic cancer.

In 2014, we initiated a 440-patient, randomized, double-blind, placebo-controlled trial of evofosfamide in combination with pemetrexed in patients with advanced non-squamous non-small cell lung cancer (NSCLC). The international Phase 2 trial is designed to compare the combination of evofosfamide and pemetrexed versus the combination of pemetrexed and placebo as second-line therapy in this patient population. In 2013, we also initiated a Phase 2 trial of evofosfamide monotherapy in patients with advanced melanoma. We are also conducting or have completed Phase 1/2 clinical trials of evofosfamide in patients with multiple myeloma and advanced leukemias based on research demonstrating that hypoxia in the bone marrow is characteristic of some hematological malignancies. Likewise, research has demonstrated that treatment with antiangiogenic agents can increase tumor hypoxia, providing the underlying rationale for current or completed investigations of evofosfamide in combination with four marketed antiangiogenic agents in multiple Phase 1/2 clinical trials. Threshold and Merck KGaA are conducting two additional Phase 1 trials in patients with advanced solid tumors, one being a cardiac safety study and the other being a mass balance study.

We continue to evaluate and intend to pursue additional therapeutic areas, development pathways and regulatory strategies to optimize the potential therapeutic applications of, and market opportunities for, evofosfamide.

Evofosfamide pivotal Phase 3 program in soft tissue sarcoma: evofosfamide in combination with doxorubicin

In partnership with the Sarcoma Alliance for Research through Collaboration (SARC), we are conducting an international, randomized, pivotal Phase 3 clinical trial of evofosfamide in patients with metastatic or locally advanced unresectable soft tissue sarcoma who have not previously received chemotherapy. The trial, which we refer to as the 406 trial, is designed to evaluate the efficacy and safety of evofosfamide in combination with doxorubicin, compared to doxorubicin alone. The study is being conducted under an SPA with the FDA. The primary endpoint in the 406 trial is overall survival; secondary endpoints include efficacy measured by progression-free survival, overall response rate, overall survival at 6 and 12 months, progression-free rate at 3 months and progression-free rate at 6 months, duration of response, stable disease or better rate, change in Eastern Cooperative Oncology Group or ECOG and performance status, as well as assessments of safety and tolerability, pharmacokinetics and biomarkers. The FDA and the European Commission have granted evofosfamide orphan drug designation for the treatment of advanced soft tissue sarcoma, and the FDA has granted Fast Track Designation to evofosfamide for the treatment of this patient population.

In July 2013, we announced a protocol amendment to the 406 trial. The changes to the protocol included enrollment of 170 additional patients so that the target sample size was increased from 450 patients as originally planned to 620 patients. This increase was intended to adjust for new assumptions about the primary endpoint of overall survival, based on the latest medical findings in soft tissue sarcoma clinical research. Specifically, research in the field suggests that patients who receive standard of care treatment (the same as being used in the control arm of our study) may live longer than has historically been reported. The addition of patients to the 406 trial was required to maintain the statistical power of the study and the ability to detect a clinically meaningful effect of evofosfamide with a robust level of statistical significance. The FDA agreed to the amendment under the existing SPA. In December 2013, we announced that the target enrollment of 620 patients was achieved.

In September 2014, we announced that an Independent Data Monitoring Committee, or IDMC, completed the pre-planned interim efficacy and safety analyses of unblinded data from our 406 trial. Based on the IDMC’s analyses, which included an assessment of both benefit and risk, the IDMC recommended that the 406 trial should continue as planned to its natural conclusion. We will remain blinded to the data from the 406 trial until the primary analysis of overall survival is conducted, which is scheduled to occur after 434 deaths are reported. We currently project that the required number of events will be reached in the latter half of 2015, with the results of the primary efficacy analysis expected to be available shortly thereafter.

This 406 trial for evofosfamide was initiated following results from a multi-center, dose-escalation Phase 1/2 trial of evofosfamide in patients with soft tissue sarcoma (which we refer to as the 403 trial). The 403 trial was designed to determine the safety, efficacy and pharmacokinetics of evofosfamide in combination with full-dose doxorubicin in patients with soft tissue sarcoma followed by evofosfamide maintenance monotherapy for patients who had not progressed after six cycles of combination therapy. Dose-limiting toxicities at an evofosfamide dose of 340 mg/m2 were Grade 4 thrombocytopenia and Grade 3 infection with Grade 4 neutropenia. The maximum tolerated dose (MTD) of 300 mg/m2 was established for evofosfamide in combination with the approved dose of 75 mg/m2 doxorubicin with prophylactic growth factor support. Enrollment was expanded at the MTD, and a total of 91 patients with advanced soft tissue sarcoma previously untreated with systemic chemotherapy were enrolled and treated at the MTD.

Final data from the Phase 2 portion of the 403 trial were published in the September 2, 2014 issue of the Journal of Clinical Oncology. The final data included median progression-free survival of 6.5 months (95% confidence interval (CI): 5.8 to 7.7 months); median overall survival of 21.5 months (95% CI 16.0 to 26.2 months); one-year survival of 73% (95% CI: 63% to 81%); two-year survival of 44% (95% CI: 33% to 54%); and overall best response (partial and complete responses, unconfirmed) of 36%.

Development activities in sarcoma planned for 2015: In anticipation of our projection that the required number of events will be reached in the latter half of 2015 with the results of the primary efficacy analysis to be available shortly thereafter, we are focused on activities to prepare for and support the potential submission of marketing applications, assuming the results are supportive.

Evofosfamide program in pancreatic cancer

In December 2012, our partner Merck KGaA opened the global pivotal Phase 3 MAESTRO clinical trial assessing the efficacy and safety of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. MAESTRO stands for evofosfamide in the treatment of MetastAtic or unrESectable pancreaTic adenocaRcinOma.

The MAESTRO trial is a randomized, placebo-controlled, international, multi-center, double-blind Phase 3 clinical trial of evofosfamide plus gemcitabine compared with placebo plus gemcitabine. In November 2014, we announced that Merck KGaA completed the target enrollment of 660 patients in the trial. The primary efficacy endpoint is overall survival; the secondary endpoints include efficacy measured by progression-free survival, overall response rate and disease control rate, as well as assessments of safety and tolerability, pharmacokinetics and biomarkers. The study is being conducted under an SPA with the FDA.

The MAESTRO trial was initiated following results from a randomized, controlled Phase 2b clinical trial of evofosfamide in combination with gemcitabine in patients with first-line pancreatic cancer (which we refer to as the 404 trial). A total of 214 patients with previously untreated, locally advanced, unresectable or metastatic pancreatic adenocarcinoma were enrolled and treated in the clinical trial at 45 sites in the U.S. Patients were randomized equally into one of three cohorts: evofosfamide at a dose of 240 mg/m2 plus gemcitabine or evofosfamide at a dose of 340 mg/m2 plus gemcitabine or gemcitabine alone. If a patient’s cancer progressed while on gemcitabine alone, the patient could crossover and be randomized into one of the evofosfamide plus gemcitabine cohorts. The primary efficacy endpoint of the trial was a comparison of progression-free survival between the two pooled combination arms and the gemcitabine alone arm. The secondary endpoints were overall response rate, overall survival, event-free survival, CA 19-9 (a serum biomarker) response rate as well as various safety parameters.

In February 2012, we announced top-line results that the primary endpoint in the 404 trial was achieved, showing a median progression-free survival of 5.6 months for patients treated with the combination of evofosfamide at 240 mg/m2 and 340 mg/m2 compared with 3.6 months for patients treated with gemcitabine alone. The progression-free survival hazard ratio comparing the evofosfamide combinations to gemcitabine alone was 0.61 (95% CI: 0.43 – 0.87), which was highly statistically significant (p=0.005).

Final results of the 404 trial were published in the December 15, 2014 issue of the Journal of Clinical Oncology and were consistent with previously-reported results. The final results from the 404 trial showed a consistent dose effect in terms of improved progression-free survival, increased objective response rate, and decreased CA 19-9 levels in the gemcitabine plus evofosfamide (340 mg/ m2) arm compared with the gemcitabine plus evofosfamide (240 mg/ m2)  and the gemcitabine-alone arms. There was a significant improvement (p=0.008) in progression-free survival associated with a 41% reduction of risk for disease progression or death for patients treated with gemcitabine plus evofosfamide (340 mg/ m2). This represented a 2.4-month increase in median progression-free survival for patients receiving gemcitabine plus evofosfamide (340 mg/ m2) compared with gemcitabine alone. The 12-month overall survival rates were also in favor of the gemcitabine plus evofosfamide (340 mg/ m2) treatment group compared with the control arm (38% vs. 26% (p=0.13)). Median overall survival for gemcitabine, gemcitabine plus evofosfamide (240 mg/ m2), and gemcitabine plus evofosfamide (340 mg/ m2) was 6.9, 8.7, and 9.2 months, respectively; the differences between treatment groups were not significant, which may be at least partially explained by control arm patients with progressive disease crossing over to one of the gemcitabine plus evofosfamide treatment arms. In other words, we believe that patients receiving gemcitabine alone who crossed over to receive gemcitabine plus evofosfamide upon disease progression contributed to the survival of the control arm. While not statistically significant, the improvement in median overall survival in the gemcitabine plus evofosfamide treatment arms was consistent with the improvement in median progression-free survival. The most common nonhematologic adverse events were fatigue, nausea and peripheral edema, and were similar in frequency across treatment groups. Skin and mucosal toxicities, predominantly Grade 1 and 2, and myelosuppression, were the most common adverse events related to evofosfamide and did not result in increases in treatment discontinuation. Adverse events leading to discontinuation of study treatment as well as serious adverse events were balanced across all treatment arms. All other severe adverse events were generally below 10%. There was no significant difference in the percentage of patients discontinuing treatment for adverse events across the three treatment arms.

In March 2014, we announced that Merck KGaA initiated a Phase 1 dose escalation study assessing the safety, tolerability and anti-tumor activity of evofosfamide in combination with gemcitabine and nab-paclitaxel (Abraxane ® ) in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma.

Development activities in pancreatic cancer planned for 2015: Merck KGaA is responsible for conduct and execution of the MAESTRO trial in patients with advanced pancreatic cancer. Currently, we estimate that the protocol-specified events for the MAESTRO trial may be reached in the second half of 2015 with availability of the results of the primary efficacy analysis shortly thereafter. Enrollment is ongoing in the Phase 1/2 trial of evofosfamide in combination with gemcitabine and nab-paclitaxel.

Evofosfamide program in non-squamous non-small cell lung cancer

In July 2014, we announced the initiation of a 440-patient, randomized, double-blind, placebo-controlled trial of evofosfamide in combination with pemetrexed in patients with second-line advanced non-squamous non-small cell lung cancer (which we refer to as the 415 trial). This international Phase 2 trial is designed to support registration and will compare the combination of evofosfamide plus pemetrexed versus the combination of pemetrexed plus placebo as second-line therapy in this patient population. An evofosfamide dose of 400 mg/m2 will be utilized in combination with full-dose pemetrexed. Overall survival is the primary endpoint; secondary endpoints include safety and assessment of anti-tumor activity as determined by progression-free survival and objective response rate.

Development activities in NSCLC planned for 2015: Enrollment in the trial is expected to continue throughout the year and additional clinical trial sites will be opened.

Evofosfamide program in advanced melanoma

In August 2013, we announced the start of a Phase 2 clinical trial to evaluate the efficacy and safety of evofosfamide in patients with melanoma. The study will also investigate a range of biomarkers including serum, tumor biopsy, and PET imaging hypoxia biomarkers that may predict treatment outcomes and be associated with tumor response to evofosfamide therapy. The Phase 2 clinical trial is a single-arm, multi-center study investigating the clinical efficacy and safety of evofosfamide administered at 480 mg/ m2 weekly on a 28-day cycle (three weeks on, one week off) in up to 40 patients with advanced melanoma. The primary endpoint is three-month progression-free survival. Secondary endpoints include response rate, duration of response, overall survival, safety and evaluation of potential imaging, serum, and tissue biomarkers that may be associated with tumor response and predict for efficacy and safety of evofosfamide therapy.

Development activities planned in melanoma for 2015: Enrollment in the trial will continue throughout the year.

Evofosfamide program in hematological malignancies: leukemia and multiple myeloma

The role of hypoxia in the pathogenesis of hematological malignancies (also known as blood cancers, for example, leukemias and multiple myeloma) and its role in disease progression is an emerging area of active research in the cancer biology community. Preclinical studies have been conducted to investigate evofosfamide in models of multiple myeloma. In vitro studies demonstrated that evofosfamide induces apoptosis (programmed cell death) and has strong synergistic cytotoxic effect in combination with bortezomib, a proteasome inhibitor indicated for the treatment of patients with multiple myeloma. In vivo models of multiple myeloma demonstrated that the combination of evofosfamide plus bortezomib was associated with statistically significant improvements in multiple disease parameters including a reduction in circulating paraprotein levels, the standard endpoint for assessing drug efficacy in multiple myeloma. Preclinical studies have also investigated evofosfamide in models of leukemia. Evofosfamide treatment resulted in marked in vitro hypoxic-specific cell death of human leukemia cells under the same conditions where traditional chemotherapeutic agents such as cytarabine and doxorubicin were not effective. In vivo, evofosfamide treatment significantly inhibited leukemia disease progression in a preclinical model of human leukemia. These studies in hematological malignancy models provide the basis for the ongoing clinical trials of evofosfamide in patients with multiple myeloma and leukemia.

TH-CR-407 Phase 1 trial in patients with advanced leukemias

In June 2010, we initiated a Phase 1 open label clinical trial of evofosfamide designed to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of evofosfamide in patients with advanced leukemia (which we refer to as the 407 trial). The starting dose of evofosfamide was 120 mg/m2 administered daily for 5 days of a 21-day cycle. At the highest dose investigated in this study (550 mg/m2), two patients developed dose limiting mucosal toxicity. The maximum tolerated daily dose of evofosfamide was established at 460 mg/m2. Early results of this trial suggested activity of evofosfamide monotherapy as evidenced by stabilization or reduction of bone marrow and peripheral blast counts in some patients. Thus, a second dosing regimen was evaluated in which evofosfamide was administered as a continuous infusion over a 5-day period.

In December 2013, updated results were presented at the 55th Annual Meeting of the American Society of Hematology (ASH). A total of 49 patients with previously treated acute myeloid leukemia, or AML (n=39), acute lymphoblastic leukemia or ALL (n=9) or chronic myeloid leukemia or CML in the blast phase (n=1) initiated therapy with evofosfamide. In the first part of the trial, a total of 38 patients received 30-minute bolus administration of evofosfamide at escalating doses of 120—550 mg/ m2 (depending on the dose cohort) daily on days 1-5 of a 21-day cycle. In the second part of the trial, a total of 11 patients received evofosfamide as a continuous infusion on days 1-5 of a 21-day cycle. Two of three patients treated with continuous infusion of evofosfamide (460 mg/ m2/day) experienced dose-limiting toxicities of Grade 3 mucositis or Grade 3 hyperbilirubinemia; continuous administration maximum-tolerated dose was established at 330 mg/ m2/day.

Generally, a significant rapid cytoreduction was documented early in Cycle 1, but was not maintained prior to initiation of the next cycle. Two AML patients who received 550 mg/ m2 bolus evofosfamide had complete resolution of leukemia cutis. One AML patient at 550 mg/ m2 bolus evofosfamide had a complete response with incomplete platelet recovery (CRp), and one AML patient at 440 mg/ m2 bolus evofosfamide had a complete response.

Development activities planned in leukemia for 2015: The 407 trial was completed and all patients discontinued treatment. Evaluation of evofosfamide in combination with other chemotherapies for the treatment of advanced leukemias is under consideration.

TH-CR-408 Phase 1/2 Trial in Patients with Multiple Myeloma

In March 2012, we initiated a Phase 1/2 open label clinical trial of evofosfamide to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of evofosfamide and dexamethasone with and without bortezomib (Velcade®), a proteasome inhibitor, in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). The study has three parts designed to establish the maximum tolerated dose of evofosfamide in combination with dexamethasone (Part A), (evaluate the combination of evofosfamide with dexamethasone at the established maximum tolerated dose (Part B), and evaluate the combination of evofosfamide and dexamethasone with bortezomib, currently used to treat patients with multiple myeloma) (Part C).

The dose of evofosfamide administered in the Part A dose escalation portion of the study was 240, 340, or 480 mg/ m2 (depending on the dose cohort into which a patient enrolled) given on days 1, 4, 8, and 11 of a 21-day cycle, with 40 mg dexamethasone given on the same days as evofosfamide. As presented at the annual meeting of the American Society of Hematology (ASH) in December 2013, the maximum tolerated dose of evofosfamide was established at 340 mg/ m2. Dose-limiting toxicities of Grade 3 stomatitis were reported during the first treatment cycle for the first two patients treated at 480 mg/m2 evofosfamide; therefore, the maximum tolerated dose of evofosfamide was established at 340 mg/m2. In May 2014, preliminary results were presented at the annual meeting of the American Society for Clinical Oncology (ASCO) on data from 24 patients in the dose-escalation and dose-expansion portions of the study who initiated treatment prior to March 1, 2014; analyses reflected the clinical database as of May 19, 2014. Of these 24 patients, 17 were treated at the maximum tolerated dose of evofosfamide. Patients had received a median of 6.5 systemic therapies prior to enrollment. The most common adverse events related to evofosfamide occurring in at least 25% of patients were nausea and fatigue. The most common Grade 3/4 hematologic adverse events related to evofosfamide were thrombocytopenia (29%) and leukopenia (25%). Of the 24 patients included in the ASCO presentation, 23 were evaluable for response. According to modified International Myeloma Working Group (IMWG) criteria, best responses included four partial responses (4 PR), two minimal responses (2 MR), and 15 stable disease (15 SD) assessments; two patients had progressive disease (2 PD). The clinical benefit rate for patients treated at the maximum tolerated dose of evofosfamide (n=16 evaluable patients) was 31% (comprised of 3 PR and 2 MR).

In July 2014, we announced initiation of the third and final part of the trial designed to investigate evofosfamide in combination with the proteasome inhibitor bortezomib (Velcade®) and low-dose dexamethasone. In December 2014, preliminary results from this portion of the trial were reported at the 56th ASH Annual Meeting and Exposition, or ASH 2014. At ASH 2014, preliminary safety and efficacy analyses from 9 patients were presented. The recommended Phase 2 dose of evofosfamide was established at 340 mg/m2 and no dose limiting toxicities were observed in the 6 patients treated at this dose level. Safety data were available for 8 of 9 patients. The most common Grade 3/4 hematological adverse events were thrombocytopenia (reported in 4 patients), anemia (reported in 2 patients), and lymphopenia (reported in 2 patients). Fatigue (reported in 5 patients; one Grade 3/4) and nausea (reported in 4 patients; one Grade 3/4) were the most common non-hematological adverse events. Five serious adverse events (SAEs) were reported in 4 patients. One SAE of thrombocytopenia was considered related to evofosfamide. Skin toxicity, an adverse event of interest with evofosfamide, was limited: a Grade 2 rash resulting in treatment delay was reported at the 240 mg/m2 dose of evofosfamide, and one Grade 2 skin lesion with no impact on treatment was reported at the 340 mg/m2 dose of evofosfamide. Based on IMWG criteria and our preliminary assessment of clinical activity, partial responses (one very good partial response and one partial response) were observed in 2 of 7 (29%) evaluable patients overall and 2 of 4 (50%) evaluable patients at the recommended Phase 2 dose of evofosfamide.

Development activities planned in multiple myeloma for 2015: We plan to enroll up to 24 patients at the maximum tolerated dose of evofosfamide (340 mg/ m2) in combination with bortezomib and low-dose dexamethasone and expect to present preliminary findings at a medical conference in 2015.

Evofosfamide program with antiangiogenics

Antiangiogenics are a relatively new class of anticancer therapies that target the tumor vasculature. A goal of antiangiogenic therapy is to “starve” tumors by disrupting the blood vessel network supplying tumors with oxygen and nutrients needed for survival and growth. While antiangiogenics have proven to be an important new class of targeted cancer therapy, essentially all tumors eventually become resistant to these treatments. Emerging preclinical research suggests that antiangiogenics may also induce tumor hypoxia. Co-targeting tumor angiogenesis and tumor hypoxia, which is believed to be a key driver of treatment resistance, is one approach to potentially prevent or reverse this mechanism of treatment resistance. As evofosfamide is designed to be selectively activated under conditions of severe tumor hypoxia, the combination of evofosfamide with antiangiogenic therapy has the potential to be an effective anticancer treatment. Preclinical models demonstrated enhanced antitumor activity of evofosfamide when used in combination with antiangiogenic therapies (sunitinib and sorafenib), which was directly related to the amount of hypoxia induced by different doses of these antiangiogenics.

Based on preclinical studies, evofosfamide has been or is expected to be investigated in combination with antiangiogenic therapies in a variety of tumor types in human clinical trials. Current studies include the following:

•

TH-CR-410: A Threshold sponsored Phase 1 trial evaluating the safety of evofosfamide in combination with sunitinib in patients with advanced renal cell carcinoma (RCC), gastrointestinal stromal tumors (GIST), and pancreatic neuroendocrine tumors (pNET).  All patients have completed the study.

•

EMR 200592-012: A Phase 2 trial to assess the activity and safety of evofosfamide in combination with sunitinib in patients with well- and moderately-differentiated metastatic pancreatic neuroendocrine tumors (pNET) that are naïve to systemic treatment.

•

TH-IST-4003: A Phase 1/2 Investigator Sponsored Trial evaluating the safety and efficacy of evofosfamide in combination with bevacizumab in patients with recurrent glioblastoma following bevacizumab failure.

•

TH-IST-4008: A Phase 2 FDA-funded Investigator Sponsored Trial evaluating the safety and efficacy of evofosfamide in combination with bevacizumab in patients with recurrent glioblastoma following bevacizumab failure.

•	TH-IST-4001: A Phase 1 Investigator Sponsored Trial evaluating the safety of evofosfamide in combination with pazopanib in patients with advanced solid tumors.
•	TH-IST-4004: A Phase 1/2 Investigator Sponsored Trial of evofosfamide in combination with sorafenib in patients with advanced kidney cancer or liver cancer that cannot be removed by surgery.

TH-CR-410 Phase 1 dose escalation trial of evofosfamide and sunitinib in patients with RCC, GIST, and pNET

The 410 trial is evaluating standard full dose sunitinib (50 mg) administered daily (Days 1 – 28 of a 6-week cycle) with evofosfamide (240 mg/ m2 to 480 mg/ m2) administered on days 8, 15 and 22. In 2013, preliminary data from the 410 trial were published online in the ASCO 2013 Annual Meeting Proceedings, and updated preliminary results from 12 patients were reported at the 2013 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. As reported at AACR-NCI-EORTC, no dose-limiting toxicities were observed in the 4 patients treated in the initial cohort at 240 mg/ m2. One of 6 evaluable patients treated at 340 mg/ m2 had a dose-limiting toxicity of Grade 3 stomatitis. Grade 3 thrombocytopenia and neutropenia were reported in 3 (25%) and 4 (33%) patients, respectively; Grade 4 neutropenia was reported in one patient (8%). Fatigue, nausea, and vomiting were the most common nonhematologic adverse events occurring in 83%, 75%, and 67% of patients, respectively. All cases were Grade 1 or 2 except for one report of Grade 3 nausea. Partial responses were achieved by one of four (25%) evaluable GIST patients (confirmed) and three of eight (37.5%) evaluable RCC patients (one confirmed). All four patients with partial responses had received prior sunitinib.

Status: Enrollment in this trial has been completed, and all patients have discontinued from the trial. The recommended Phase 2 dose of evofosfamide (480 mg/ m2) was established and will be evaluated further in an Investigator Sponsored Trial of evofosfamide in combination with sunitinib in patients with pancreatic neuroendocrine tumors (pNET) (see below).

EMR 200592-012: A Phase 2 trial of evofosfamide in combination with sunitinib in patients with pNET

The -012 trial is an Investigator-Sponsored Phase 2 trial designed to assess the activity and safety of evofosfamide in combination with sunitinib in patients with well- and moderately-differentiated metastatic pancreatic neuroendocrine tumors (pNET) who are naïve to systemic treatment. The study is being sponsored by the Spanish Task Force in Neuroendocrine Tumors.

Status: Enrollment in this Investigator Sponsored Trial is expected to commence in 2015.

TH-IST-4003: Phase 1/2 trial of evofosfamide and bevacizumab in patients with glioblastoma (GBM) following bevacizumab failure

The 4003 trial is a U.S. investigator-sponsored Phase 1/2 clinical trial evaluating evofosfamide in combination with Avastin® (bevacizumab) in patients with recurrent glioblastoma (GBM) following bevacizumab failure. Surgical resection followed by concomitant radiotherapy and chemotherapy is the standard of care for patients with newly-diagnosed GBM. Single-agent bevacizumab is the only FDA-approved therapy for GBM patients with progressive disease following prior therapy. After disease progression on bevacizumab, patients may start a subsequent bevacizumab-containing regimen.

Preliminary results from the 4003 trial were reported at the ESMO 2012 Congress, the 2013 Scientific Meeting and Education Day of the Society for Neuro-Oncology (SNO), and most recently at SNO in November 2014. As reported by Andrew J. Brenner, M.D., Ph.D., the study principal investigator at SNO 2014, a total of 23 patients in the Phase 1/2 study were treated with bevacizumab 10 mg/kg every two weeks and evofosfamide dose escalated 240 – 670 mg/m2 every two weeks (four-week cycle) until disease progression. Patients had received a median of three prior systemic anticancer regimens including both chemoradiation and bevacizumab. No Grade 4 adverse events were observed. Three Grade 3 adverse events in three patients were observed: skin ulceration at 340 mg/m2, thrombocytopenia at 670 mg/m2, and oral mucositis at 670 mg/m2. Primary evofosfamide-related toxicities were mucosal, but were not dose-limiting: rectal mucositis in one of four (1/4) patients at 480 mg/m2 and all patients (13/13) at 670 mg/m2 (all Grade 1 or 2). Oral mucositis was less frequent. Best tumor responses in 22 patients evaluable by Response Assessment in Neuro-Oncology (RANO) criteria included one complete response and three partial responses for a response rate of 18%, and ten stable disease assessments for a clinical benefit rate of 64%; eight patients had progressive disease. Median progression-free survival was 2.8 months (95% confidential interval (CI): 1.9 to 3.9 months) and 4-month progression-free survival was 22% (95% CI: 3.2% to 41%). Median overall survival was 4.6 months (95% CI: 3.4 to 6.2 months).

Status: Enrollment has been completed in this investigator-sponsored trial, and the recommended Phase 2 dose of evofosfamide was established at 670 mg/ m2 in combination with 10 mg/kg bevacizumab administered every other week. In 2014, the investigator received funding from the FDA to conduct a multiple-center Phase 2 trial of evofosfamide at the recommended Phase 2 dose in combination with bevacizumab in this patient population, as described below.

TH-IST-4008: FDA-funded Phase 2 Investigator Sponsored Trial in GBM

In September 2014, the FDA, through its Office of Orphan Product Development, awarded Dr. Brenner a grant for a Phase 2 clinical trial of evofosfamide for the treatment of GBM, which we refer to as TH-IST-4008. Dr. Brenner's planned investigator-sponsored Phase 2 trial, which is designed to assess safety and efficacy of 670 mg/m2 evofosfamide in combination with bevacizumab for the treatment of recurrent GBM following prior bevacizumab failure, is expected to enroll up to 33 patients. PET imaging will also be conducted in an effort to predict which patients may benefit from evofosfamide combination therapy. Dana Farber Cancer Institute and The University of Texas at Austin will participate in the trial.

Status: Enrollment in this Investigator Sponsored Trial is planned to begin in the first half of 2015.

TH-IST-4001: Phase 1 dose escalation trial of evofosfamide and pazopanib in patients with advanced solid tumors

The 4001 trial evaluated evofosfamide in combination with pazopanib in patients with advanced solid tumors. Results were reported at the 2013 AACR-NCI-EORTC annual meeting for the 30 patients enrolled with a variety of solid tumors for whom standard therapy or palliative measures were nonexistent or no longer effective. The clinical benefit rate was 76% (n=25 evaluable patients) with three patients with partial responses (12%) and 16 patients with stable disease (64%). The partial responses were observed in patients with neuroendocrine cancer, ovarian cancer, and chondrosarcoma. Treatment-related Grade 3 hematological adverse events were reported for neutropenia (7%), thrombocytopenia (7%), and anemia (13%). Treatment-related, Grade ≥ 2 nonhematologic adverse events included vomiting/nausea/diarrhea (7% Grade 3), mucositis (7% Grade 3), hand foot syndrome (all Grade 2), and hypertension (all Grade 2). No Grade 4 adverse events have been reported.

Status: The 4001 Investigator Sponsored Trial has completed enrollment. There are no current plans for further investigation of evofosfamide in combination with pazopanib at this time.

TH-IST-4004: A Phase 1/2 Investigator Sponsored Trial of evofosfamide in combination with sorafenib in patients with advanced kidney cancer or hepatocellular cancer

Study 4004 is a Phase 1/2 Investigator Sponsored Trial designed to evaluate the safety and efficacy of evofosfamide in combination with sorafenib (Sutent®)) in patients with advanced kidney cancer or liver cancer that cannot be removed by surgery. The primary objectives of the Phase 1 portion are to determine the maximum-tolerated dose and recommended Phase 2 dosing for the combination of sorafenib and evofosfamide; overall response rate in patients with advanced hepatocellular cancer will be assessed in the Phase 2 portion.

Status: This Investigator Sponsored Trial is currently enrolling patients in the Phase 1 portion of the study.

TH-4000 Investigational Hypoxia-Activated EGFR Tyrosine Kinase Inhibitor

In September 2014, we licensed worldwide rights to a development program from the University of Auckland based on the clinical-stage oncology compound TH-4000 (formerly referred to as PR610 or Hypoxin™), a hypoxia-activated epidermal growth factor receptor, or EGFR, tyrosine-kinase inhibitor (TKI). TH-4000 is designed to selectively release a potent, irreversible EGFR-TKI in hypoxic tumors. Preclinical and Phase 1 clinical data suggest that plasma concentrations of TH-4000 that are active in EGFR-dependent tumor xenograft models in mice could be attained in patients with an acceptable therapeutic index. We expect to initiate a Phase 2 proof-of-concept study in a subset of molecularly-defined non-small cell lung cancer patients who we believe may be responsive to TH-4000 in the first half of 2015.

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

We have generated clinical data with evofosfamide alone and administered in combination with multiple anticancer drugs and in multiple cancer types. Drugs that we have tested or are currently evaluating in combination with evofosfamide include chemotherapies (e.g., doxorubicin, gemcitabine, docetaxel, pemetrexed, bortezomib) and antiangiogenics (e.g., pazopanib, bevacizumab, sorafenib, and sunitinib). The current total market addressed by these drugs exceeds $10 billion. We have tested or are currently evaluating evofosfamide in indications including soft tissue sarcoma, pancreatic cancer, head and neck cancer, lung cancer, melanoma, prostate cancer, glioblastoma, kidney cancer, liver cancer, gastrointestinal stromal tumors, multiple myeloma, and leukemia. In the U.S. alone, new cases of these cancers exceed 835,000 per annum.

The table below depicts the latest estimates from the American Cancer Society on expected 2015 incidence and deaths for cancers in the United States that we consider therapeutic areas of interest for evofosfamide.

Type of Cancer	New Cases	Deaths
Prostate cancer	220,800	27,540
Lung cancer	221,200	158,040
Melanoma	73,870	9,940
Kidney and Renal Pelvis	61,560	14,080
Head and Neck	59,340	12,290
Leukemia (all)	54,270	24,450
Pancreatic cancer	48,960	40,560
Liver (& intrahepatic bile duct)	33,660	24,550
Brain (& other nervous system)	22,850	15,320
Myeloma	26,850	11,240
Soft tissue sarcoma (including heart)	11,930	4,870

The market opportunity for our two most advanced clinical development programs with evofosfamide in soft tissue sarcoma and pancreatic cancer are described below.

Soft Tissue Sarcoma

Sarcomas are a group of aggressive cancers originating in the supporting tissues of the body (e.g. muscle, fat, blood vessels or in any other tissue that surrounds and protects the organs of the body). There are currently limited treatment options for sarcomas. Soft tissue sarcomas are treated with surgery, chemotherapy and radiation. Usually a combination of these modalities offers the best chance to treat the disease successfully. Doxorubicin and ifosfamide are the most commonly used chemotherapeutic agents in patients with advanced soft tissue sarcoma, but response rates are generally low and toxicity can be significant. Doxorubicin administered as monotherapy is associated with an overall survival rate of approximately 8 months to 12 months, and an overall response rate of approximately 15% to 25%, but is limited in use due to cumulative cardiotoxicity. There are approximately 35,000 new cases of soft tissue sarcoma in the U.S. and European Union per annum.

Pancreatic Cancer

It is estimated that 337,872 cases of pancreatic cancer are diagnosed worldwide every year, accounting for 2.4% of all cancers. Almost 67% of cases are diagnosed in people aged 65 and over; it is uncommon in people under the age of 45. Pancreatic cancer has a low survival rate regardless of stage of disease, with 93% of patients dying from their disease within 5 years. It is estimated that there are 330,372 deaths from pancreatic cancer worldwide each year.

Gemcitabine is the current standard of care for patients with pancreatic cancer and is associated with a median overall survival of approximately 6 months and an overall response rate of approximately 8%. Two other therapeutic agents have been approved for the first-line treatment of patients with pancreatic cancer. Erlotinib is approved for the first line of treatment of patients with pancreatic cancer based on its registrational Phase 3 study in combination with gemcitabine shown to convey a median overall survival of 6.4 months and overall response rate (complete plus partial response rate) of 8.6%. Nab-paclitaxel was approved by the FDA as first–line treatment for patients with metastatic adenocarcinoma of the pancreas, in combination with gemcitabine. Approval was based on an 861-patient Phase 3 clinical trial in chemotherapy-naïve patients with metastatic pancreatic cancer. Nab-paclitaxel plus gemcitabine demonstrated a statistically significant improvement in median overall survival compared to gemcitabine alone (8.5 vs. 6.7 months) (HR 0.72, p<0.0001).

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

In October 2013, Eleison announced that it had initiated a pivotal Phase 3 clinical trial of glufosfamide for the second-line treatment of patients with pancreatic cancer. According to their corporate news release, this pivotal trial will enroll patients with relapsed or refractory pancreatic cancer following prior chemotherapy treatment. The randomized, open-label trial is being conducted to evaluate the safety and efficacy of glufosfamide, with a target enrollment of 480 patients. The primary endpoint is overall survival with a number of pre-specified secondary endpoints. The trial will exclude insulin-treated diabetic patients. Eleison has an agreement with the FDA on an SPA for this Phase 3 clinical trial. The trial is expected to be complete enrollment in 2016.

Discovery Research

We have research programs focused on better understanding the mechanism and maximizing the effectiveness of evofosfamide in the treatment of cancer as well as identifying new therapeutic candidates that target the microenvironments of solid tumors and some hematological malignancies. The general nature of hypoxia in cancers offers the possibility for cancer therapeutics which are broadly useful in many indications with an associated large market opportunity. It is also now known that certain anticancer therapies (e.g. antiangiogenic agents) lead to an increase in tumor hypoxia and may support the combination of those therapies with hypoxia-targeted agents.

Our most advanced efforts targeting the tumor microenvironment are the design and development of novel hypoxia activated cytotoxic prodrug compounds. The prodrug concept is well established in chemotherapy and was initially only employed to modify the pharmacokinetic properties of compounds through non-specific activation processes. More recently the concept has been applied to the design of agents that are selectively activated in tumor tissues through specific activation processes. Our prodrug candidates typically have two distinct parts, a toxic portion (the chemotherapeutic toxin) and an attached trigger molecule. To prevent general toxicity, the trigger molecule masks the toxin until the prodrug is activated, for example, by the low oxygen concentration in the hypoxic zones of solid tumors and some hematological malignancies. Once activated, the toxin kills cells in its vicinity. We have designed prodrug candidates that are triggered only at the very low oxygen levels found in these hypoxic regions. Our experiments indicate that we can achieve a greater than 100-fold difference in cytotoxicity between cells in normal oxygen levels and hypoxic cells. Evofosfamide was our first product candidate from this program and we are pursuing the potential development of other hypoxia activated prodrugs as well as prodrugs activated by other tumor-specific conditions. Lead compounds have demonstrated promising in vitro activity and additional characterization, evaluation and optimization of these compounds is currently underway.

Our expertise includes broad capabilities in chemical synthesis, biological assay development and in vitro and in vivo compound evaluation, formulation development, and pharmacology. Our medicinal chemistry expertise allows us to turn initially promising compounds generated by our chemists into drug candidates. We believe that our research focus combined with our integrated drug discovery platform provides us with the capacity to optimize our chances of successfully translating our laboratory observations with evofosfamide to the clinic as well as to identify, discover and develop novel therapies for the treatment of cancer.

Manufacturing and Supply

We do not have our own manufacturing capability for the active pharmaceutical ingredient, or API, or the final drug product of evofosfamide. Under our license and co-development agreement with Merck KGaA, Merck KGaA has exclusive rights to manufacture evofosfamide for clinical and commercial use, except that we have the right to obtain clinical supply of evofosfamide for clinical trials for United States approval of evofosfamide for soft-tissue sarcoma and for any other clinical trials for which we are responsible. For these latter cases, we can obtain clinical supply directly from existing or new suppliers. To date, however, we have relied on, and we expect to continue to rely on, a limited number of third-party single source contract manufacturers and excipient suppliers for the evofosfamide API and evofosfamide drug product to meet our and Merck KGaA’s clinical supply needs of evofosfamide. We have no long-term commitments or commercial supply agreements with any of our evofosfamide suppliers.

While we have developed plans to meet our and Merck KGaA’s clinical supply needs for our ongoing clinical trials of evofosfamide, we base our estimates for the amount of drug product we will need on assumptions about trial enrollment and trial dose levels. If we are not successful in having sufficient quantities of evofosfamide API and drug product manufactured, or if manufacturing is interrupted at our single source contract manufacturers for evofosfamide API and evofosfamide drug product due to regulatory or other reasons, or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our evofosfamide clinical program. In any event, additional agreements for more supplies of each of our product candidates, including evofosfamide, will be needed to complete clinical development and/or commercialize them. In this regard, Merck KGaA may need to enter into agreements for additional supplies of evofosfamide to commercialize it or develop such capability itself. These products will need to satisfy all cGMP manufacturing requirements, including passing product specifications. Our or Merck KGaA’s inability to satisfy these requirements could delay our clinical programs. If evofosfamide or any of our other product candidates is approved by the FDA or other regulatory agencies for commercial sale, we or Merck KGaA as applicable, will need to have it manufactured in commercial quantities. It may not be possible to successfully manufacture commercial quantities of evofosfamide or increase the manufacturing capacity for evofosfamide or any of our other product candidates in a timely or economically feasible manner.

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. In this regard, while we have obtained certain quantities of TH-4000 API and drug product from our licensor, we may determine that such API and drug product is not usable or is otherwise insufficient in order for us to commence or complete our planned Phase 2 proof-of-concept study of TH-4000 and we may need to obtain sufficient supplies of TH-4000 API and drug product from contract manufacturers prior to commencing our planned Phase 2 proof-of-concept study, which could delay the commencement or completion of the planned study, could increase our costs and could negatively impact our planned TH-4000 development program. Depending upon the duration of the clinical studies, we might need to develop a new formulation of TH-4000. It is possible that we might not be able to develop a formulation with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any planned or potential future clinical trials of our product candidates, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all.

Research and Development Expenses

During the years ended December 31, 2014, 2013 and 2012, we spent $35.8 million, $29.3 million and $18.8 million, respectively, on research and development, including product development, discovery research and contract manufacturing activities.

License and Development Agreements

Agreement with Merck KGaA

On February 3, 2012, we entered into a global license and co-development agreement for evofosfamide with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided us an option to co-commercialize evofosfamide in the United States. To date we have received upfront and milestone payments of $110 million. We can earn additional potential milestone payments of up to $440 million, comprised of $100 million in development and regulatory milestones and $340 million in sales-based milestones.

In the United States, we have primary responsibility for development of evofosfamide in the soft tissue sarcoma indication. We and Merck KGaA will jointly develop evofosfamide in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for evofosfamide. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of evofosfamide while we will receive a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, we retain the option to co-promote evofosfamide in the United States. Additionally, we retain the option to co-commercialize evofosfamide in the United States, upon the achievement of certain sales or regulatory milestones, allowing us to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of evofosfamide while we will receive a tiered, double-digit royalty on sales in these territories. The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country and product by product basis until the later of the last to expire patent covering such product containing evofosfamide in such country or ten years following the commercial launch of a product containing evofosfamide in such country, unless terminated earlier. Merck KGaA has the right to terminate the agreement on limited notice to us, and each party has the right to terminate the agreement following uncured material breach by the other party.

Agreement with the University of Auckland

On September 23, 2014, we entered into an exclusive license agreement with Auckland UniServices Ltd., a wholly-owned company of the University of Auckland.  Pursuant to the agreement, we licensed exclusive worldwide rights to a development program based on TH-4000 from the University of Auckland. We expect to initiate a Phase 2 proof-of-concept study in a subset of molecularly-defined non-small cell lung cancer patients who we believe may be responsive to TH-4000 in the first half of 2015.  Under the terms of this agreement, we made no upfront payment but we are required to pay all costs of development, as well as annual license maintenance fees starting in 2017, and assuming that we determine to advance the clinical development of TH-4000 beyond our planned Phase 2 proof-of-concept study, we would be required to pay development, regulatory and sales-based milestone payments and royalties on net sales of products, including TH-4000, incorporating technology licensed from the University of Auckland.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of February 25, 2015, we owned 107 U.S. and foreign patents and patent applications relating to evofosfamide and its manufacture, formulation and use, each of which are either exclusively (e.g., those related to methods of manufacture or optional sole commercialization rights) or co-exclusively licensed to and one of which is co-owned with Merck KGaA. These include 7 issued U.S. patents expiring from 2024 to 2031 and 28 issued foreign patents expiring from 2024 to 2027 (in each case, without including any regulatory-delay based patent term extension), as well as 13 pending U.S., 1 pending Patent Cooperation Treaty and 58 pending foreign national patent applications, which, if issued, would in each case expire from 2024 to 2035 (without including any regulatory- or patent office-delay based patent term extension).

As of February 25, 2015, we have rights to 39 U.S. and foreign patents and patent applications relating to TH-4000 and its manufacture, formulation and use, each of which are exclusively licensed by us from Auckland Uniservices Ltd. These include 4 issued foreign patents expiring in 2030, as well as 3 pending U.S., and 32 pending foreign national patent applications, which, if issued, would in each case expire from 2030 to 2035 (without including any regulatory- or patent office-delay based patent term extension).

Although we have U.S. and foreign issued patents that cover certain hypoxia-targeted prodrugs, including evofosfamide and TH-4000, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia-targeted prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia-targeted prodrug product candidates.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our pending patent applications will result in the issuance of any patents. Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Other parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated, or circumvented, which could limit our ability or render us unable to stop competitors from marketing related products as well as shorten the term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that do not infringe our intellectual property rights. For these reasons, we may have competition for our products. Moreover, because of the extensive time required for development, testing and regulatory review of a potential therapeutic product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. If we are not able to obtain adequate protection for, or defend, the intellectual property position of evofosfamide, TH-4000 or any other potential future product candidates, then we may not be able to retain or attract collaborators to partner our development programs. Further, even if we can obtain protection for and defend the intellectual property position of evofosfamide, TH-4000 or any potential future product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we, Merck KGaA, Auckland Uniservices Ltd., and potential future collaborators may not generate any revenues or profits from evofosfamide, TH-4000 or any potential future product candidates or our revenue or profit potential would be significantly diminished.

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

Each cancer indication for which we are or may be developing products has a number of established medical therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing cancer development programs, including traditional therapies and therapies with novel mechanisms of action. Our evofosfamide product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than evofosfamide. These products or technologies might render our technology obsolete or noncompetitive. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with evofosfamide.

Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, evofosfamide would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Roche/Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. If approved for sale for soft tissue sarcoma, evofosfamide could potentially compete with doxorubicin or the combination of doxorubicin and ifosfamide, generic products sold by many manufacturers. If approved for commercial sale for treatment-resistant non-small cell lung cancer, TH-4000 could potentially compete with other EGFR-TKIs currently in late-stage clinical development including AstraZeneca’s AZD-9291, Clovis Oncology’s CO-1686, and Pfizer’s dacomitinib.

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

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety is established. These preclinical studies generally evaluate the mechanism of action of the product, expose and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current good manufacturing practice, or cGMP, requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices, or GLP. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must be become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve the concerns before the hold is lifted and before clinical trials can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Investigator Sponsored Trials are INDs held by investigators that utilize investigational drugs supplied by a pharmaceutical manufacturer.  Data generated under Investigator Sponsored Trials may not be as robust as commercially sponsored IND trials. Regulatory authorities may require additional data before allowing the clinical trials to commence or proceed from one Phase to another, and could demand that the trials be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board, or IRB, for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent before the center commences the clinical trial. [18F]-HX4 [flortanidazole (18F)] will require submission of a separate IND.

Clinical Trials

Clinical trials for new drug candidates are typically conducted in three sequential phases, under Good Clinical Practices, that may overlap. Phase 1 clinical trials involve the initial introduction of the drug candidate into humans and are conducted in volunteers or in patients with a specific disease depending on the intended use of the drug and its potential safety profile. The emphasis in Phase 1 is on testing for safety (adverse effects), dosage, tolerance, absorption, metabolism, distribution, excretion, and preliminary clinical pharmacology. Phase 2 clinical trials involve a limited patient population to determine the initial efficacy of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. When a compound shows evidence of effectiveness along with an acceptable safety profile in Phase 2 clinical trials the drug is moved to Phase 3 development. Phase 3 clinical trials are undertaken to more fully evaluate the safety and efficacy and to establish the overall risk/benefit profile of the drug. These Phase 3 clinical trials are the basis for determining if the drug should be approved for commercialization. During all clinical trials, physicians monitor patients to determine effectiveness of the drug candidate and observe and report any adverse effects or safety risks that may result from use of the drug candidate. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the drug is not sufficiently efficacious to continue further studies.

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s safety profile and efficacy, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. Under applicable laws and FDA regulations, each NDA submitted for FDA assessment is reviewed for filing within 60 days following submission of the NDA. If deemed acceptable, the FDA will “file” the NDA, thereby initiating the review clock triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of reviewing and acting on NDAs within six months of filing for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months of filing for standard NDAs. Priority review is assigned by the FDA to drugs that it determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Following a complete review of the application the FDA will either issue an approval or a complete response letter outlining the deficiencies in the submission, which may require substantial additional testing or information for the FDA to reconsider the application. The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Risk Evaluation and Mitigation Strategies, or REMS, may be required for approval of an NDA.  Even if such data or REMS are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

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

Other Health Care Laws

In addition to FDA restrictions, other federal and state laws restrict our business practices. In the United States, we are subject to various federal and state laws pertaining to healthcare, including, without limitation, “fraud and abuse” laws such as anti-kickback and false claims laws, data privacy and security laws, and payment transparency laws.

The federal Anti-Kickback Law makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to, among other things, knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Violations of the law are punishable by up to five years in prison, criminal fines, administrative penalties, civil money penalties, and exclusion from participation in federal healthcare programs. Due to the breadth of these laws, and the potential for additional legal or regulatory change addressing some of our practices, it is possible that our practices or our relationships with physicians might be challenged under anti-kickback laws, which could harm us.

Civil and Criminal false claims laws and civil monetary penalties laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to third-party payors (including Medicare and Medicaid) claims for reimbursed items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of Medicaid rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, are subject to scrutiny under these laws. In addition, pharmaceutical companies have been prosecuted under the federal civil False Claims Act in connection with their off-label promotion of drugs. Penalties for a violation of the civil False Claims Act, some of which may be broader in scope, include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. In addition, certain states have enacted laws modeled after the federal civil False Claims Act. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to substantial penalties, including, for example, potentially significant fines which may cause a decline in our stock price.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business.  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information

Additionally, the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, collectively the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological products and medical supplies to report annually information related to certain payments or other transfers of value provided to physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

In addition, many states have adopted laws similar to the aforementioned laws. Some of these state prohibitions may be broader in scope and may apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Additionally, our business operations in foreign countries and jurisdictions may subject us to additional regulation.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties,  including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs,  contractual damages, reputational harm, administrative burdens, diminished profits and future earnings,  and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Revenues and Information About Geographic Areas

All of our revenues for the years ended December 31, 2014, 2013, 2012 resulted from the amortization of upfront and milestone payments received under our collaboration with Merck KGaA.  Further information on our collaboration with Merck KGaA is included in Note 3 to our consolidated financial statements.  All of our long-lived assets are maintained in the United States.

Employees

As of December 31, 2014, we had 61 employees, including 20 who hold Ph.D. and/or M.D. degrees. 48 of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of evofosfamide (formerly TH-302), which is our only product candidate in clinical development. If we and Merck KGaA are unable to successfully develop and obtain regulatory approval for evofosfamide, our ability to generate revenue from product sales will be significantly delayed.

We have focused our development activities on evofosfamide, and we do not presently have any other compounds in clinical development. Substantially all of our efforts and expenditures over the next few years are expected to be devoted to evofosfamide. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of evofosfamide. In addition, in February 2012, we entered into a global license and co-development agreement for evofosfamide with Merck KGaA, with an option to co-commercialize in the United States. The success of this collaboration and the activities of Merck KGaA will significantly impact the development and potential commercialization of evofosfamide. In addition, evofosfamide is not expected to be commercially available in the near term, if at all. Further, the commercial success of evofosfamide will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic and cost effective alternative to currently available products. If we and Merck KGaA are unable to successfully develop, obtain regulatory approval for and commercialize evofosfamide, our ability to generate revenue from product sales will be significantly delayed and our business would be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

In addition, the failure of evofosfamide to achieve successful clinical trial endpoints, delays in clinical trial enrollment or events or in the clinical development of evofosfamide generally, unanticipated adverse side effects related to evofosfamide or any other adverse developments or information related to evofosfamide would significantly harm our business, our prospects and the value of our common stock. Evofosfamide is currently the subject of two ongoing pivotal Phase 3 clinical trials being conducted under special protocol assessments, or SPAs, with the U.S. Food and Drug Administration, or FDA: the “406 trial” evaluating evofosfamide in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the MAESTRO trial of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma, being conducted by Merck KGaA. There is no guarantee that the results of either of the ongoing Phase 3 clinical trials will be positive. Negative or inconclusive results in either of the Phase 3 clinical trials could cause the FDA to require that we repeat such trial or conduct additional clinical trials. Even if we believe that the data from required Phase 3 clinical trials are positive, the FDA could require additional trials or other testing before approving evofosfamide for marketing. In this regard, the FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or Merck KGaA’s data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of evofosfamide. The FDA could also require additional studies or trials to satisfy particular safety concerns noted in our or Merck KGaA’s preclinical or clinical testing. Even if the FDA or other regulatory agency approves evofosfamide, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. We and Merck KGaA will need to obtain regulatory approval from authorities in foreign countries to market evofosfamide in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or Merck KGaA fail to obtain approvals from foreign jurisdictions, the geographic market for evofosfamide would be limited.

Although we have obtained agreement with the FDA on an SPA for our pivotal Phase 3 clinical trial of evofosfamide in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma and Merck KGaA has obtained agreement with the FDA on an SPA for the pivotal Phase 3 clinical trial of evofosfamide in combination with gemcitabine for the treatment of previously untreated locally advanced unresectable or metastatic pancreatic cancer, an agreement on an SPA does not guarantee any particular outcome from regulatory review, including any regulatory approval.

We have obtained an agreement with the FDA on an SPA for the 406 trial of evofosfamide. Merck KGaA has also obtained an agreement with the FDA on an SPA for the MAESTRO trial of evofosfamide. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Reaching agreement on an SPA is not an indication of approvability. Even if we believe that the data from a clinical trial are supportive, an SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, a trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of an SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the clinical outcome is positive. The FDA retains significant latitude and discretion in interpreting the terms of an SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override an SPA, and we can give no assurance that as clinical trials proceed or as part of an NDA review process, if any, the FDA will determine that a previously approved SPA is still valid. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreements, how it will interpret the data and results from the 406 trial and the MAESTRO trial, or whether evofosfamide will receive any regulatory approvals.

Additionally, an SPA may be changed only with written agreement of the FDA and sponsor, and any further changes we or Merck KGaA may propose to our respective protocols will remain subject to the FDA’s approval. The FDA may not agree to any such amendment and, even if they agree, they may request other amendments to the trial design that could require additional cost and time, as well as increase the degree of difficulty in reaching clinical endpoints. As a result, even with an SPA, we cannot be certain that the trial results from the 406 trial or the MAESTRO trial will be found to be adequate to support an efficacy claim and product approval. Therefore, despite the potential benefits of SPA agreements, significant uncertainty remains regarding the clinical development of and regulatory approval process for evofosfamide and it is possible that we and Merck KGaA might never receive any regulatory approvals for evofosfamide.

Preclinical studies and Phase 1 or 2 clinical trials of our product candidates may not predict the results of subsequent human clinical trials.

Preclinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the results of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of evofosfamide for the treatment of different types of cancer may not accurately predict the ability of evofosfamide to treat cancer effectively in humans. Likewise preclinical and Phase 1 clinical data that suggest that plasma concentrations of TH-4000 that are active in tumor xenograft models in mice could be attained in patients may not accurately predict whether a safe and effective dose can be attained in humans. Evofosfamide, TH-4000 or any other compounds we may develop may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our product candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after encouraging results in earlier clinical trials.

To satisfy FDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including in Phase 2 clinical trials, does not ensure that later clinical trials will be successful. Initial results from Phase 1 and Phase 2 clinical trials of evofosfamide also may not be confirmed by later analysis or in subsequent larger clinical trials, including in the 406 trial the 415 trial and the MAESTRO trial. In particular, the results that achieved the primary endpoint for progression-free survival in the Phase 2b trial of evofosfamide in pancreatic cancer may not predict the results of overall survival for patients in the same study or subsequent studies, including in the MAESTRO trial. Likewise, the results in the Phase 1/2 trial of evofosfamide in patients with soft tissue sarcoma may not predict the results of overall survival for patients in the same study or subsequent studies, including in the 406 trial. As a result, despite the results reported in earlier clinical trials for evofosfamide, we do not know whether the ongoing Phase 3 clinical trials or other clinical trials that we or Merck KGaA may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market evofosfamide. Our and Merck KGaA’s failure to successfully complete clinical trials and obtain regulatory approval for evofosfamide would materially and adversely affect our business and our stock price.

We are dependent upon our collaborative relationship with Merck KGaA to further develop, manufacture and commercialize evofosfamide.

Our success in developing, manufacturing and commercializing evofosfamide depends on our relationship with Merck KGaA. On February 3, 2012, we entered into a global license and co-development agreement for evofosfamide with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. In the United States, we have primary responsibility for development of evofosfamide in the soft tissue sarcoma indication. We and Merck KGaA will jointly develop evofosfamide in all other cancer indications being pursued. We have rights to co-promote evofosfamide in the United States, which we can exercise by giving notice during specified periods, and have the right to co-commercialize evofosfamide if certain development or sales milestones are achieved.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Merck KGaA, including:

•	our ability, together with Merck KGaA, to achieve developmental and commercial milestones that will trigger payments to us under the agreement;
•	our ability to fund 30% of the global development expenses of evofosfamide;
•	we are not able to control any decisions by Merck KGaA regarding the amount and timing of resource expenditures for the development and commercialization of evofosfamide;
•

Merck KGaA may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon evofosfamide, repeat or conduct new clinical trials or require a new formulation of evofosfamide for clinical testing;

•	possible disagreements with Merck KGaA as to development plans, clinical trials, regulatory marketing or sales;
•	our need to develop a sales force to co-promote or co-commercialize evofosfamide in the United States if we chose to do so, or our reliance on Merck KGaA to promote evofosfamide in the United States;
•

our inability to co-promote or co-commercialize evofosfamide in any country outside the United States, which makes us solely dependent on Merck KGaA to promote and commercialize evofosfamide in foreign countries;

•

if evofosfamide is approved for commercial sale and we exercise our co-promotion or co-commercialization rights for evofosfamide in the United States, if we do not receive timely and accurate information from Merck KGaA regarding sales activities, expenses and resulting operating profits and losses, our estimates at a given point of time could be incorrect and we could be required to record adjustments in future periods or restate our financial results for prior periods;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;
•

Merck KGaA may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

adverse regulatory or legal action against Merck KGaA resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of evofosfamide, including federal and state reporting requirements;

•	Merck KGaA could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;
•	changes in key management personnel at Merck KGaA, including Merck KGaA’s representatives on the joint steering committee or other committees that are administering the agreement; and
•

possible disagreements with Merck KGaA regarding interpretation or enforcement of the agreement that could result in the delay or termination of the research, development or commercialization of evofosfamide or that could result in costly litigation or arbitration that diverts management’s attention and resources.

We have limited ability to direct Merck KGaA in its development of evofosfamide and we may be unable to obtain any remedy against Merck KGaA if they fail to do so, or to do so in a manner that we think is inadequate. Merck KGaA may not have sufficient expertise to develop, promote or obtain reimbursement for oncology products in the United States and may fail to devote appropriate resources to this task. Merck KGaA’s development plans may be slower than or different from our plans were, when we were developing evofosfamide on our own, leading to changes and delays in development and in the achievement of milestones that would impact payments to us under our agreement with Merck KGaA. In addition, Merck KGaA may establish a sales and marketing infrastructure for evofosfamide that is not appropriate for the sales opportunity or establish this infrastructure too early or late in view of the ultimate timing of potential regulatory approvals. We are at risk with respect to the success or failure of Merck KGaA’s development and commercial decisions related to evofosfamide as well as the extent to which Merck KGaA succeeds in the execution of its strategy. Merck KGaA’s development of other products may affect its incentives to develop and commercialize evofosfamide and cause it to take actions that may be different from those we would take.

Under the terms of the agreement, we and Merck KGaA must agree on the development plan for evofosfamide. If we and Merck KGaA cannot agree, clinical trial progress could be significantly delayed. Further, we are required to fund 30% of the global development expenses of evofosfamide; if we cease funding development of evofosfamide under the collaboration agreement, then we will be entitled to receive a royalty, but will lose our right to co-commercialize evofosfamide and share in profits, which could substantially harm our business, financial condition and prospects.

Merck KGaA has the right to terminate the agreement on 90 days’ prior written notice, or following our uncured material breach. If Merck KGaA terminates the agreement at its election, then we would become responsible for the costs of development and commercialization of evofosfamide, and there can be no assurance we would be able to do fund those costs, or to find another collaborator for the continued development and commercialization of evofosfamide. If we are unable to maintain our collaborative relationship with Merck KGaA, we may be unable to continue development, manufacturing and any marketing activities for evofosfamide at our own expense.

Even if we were able to continue these activities at our expense, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on our evofosfamide development program, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing evofosfamide. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing evofosfamide, which are now being largely funded by Merck KGaA. In the future, we may not be able to locate third-party collaborators to develop and market evofosfamide and we may lack the capital and resources necessary to develop evofosfamide alone. Disputes with Merck KGaA may delay or prevent us from further developing, manufacturing or commercializing evofosfamide, and could lead to litigation against Merck KGaA, which could be time consuming and expensive.

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

For example, we previously projected that the number of events, or deaths, required for the primary efficacy analysis of the 406 trial may be reached by mid-2015; however, based on projections derived from the interim analyses of both efficacy and safety data from the 406 trial conducted by the IDMC in 2014 that suggested that event rates in the 406 trial were slower than expected, we currently project that the required number of events will be reached in the latter half of 2015, with overall survival results expected to be available soon thereafter. However, because the timing of the availability of the overall survival results of the 406 trial is event-driven, which we do not control, we cannot predict with certainty when overall survival results will be available and it is possible that the completion of the 406 trial could again be delayed beyond our expectations.

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

We cannot be certain of our or Merck KGaA successfully completing clinical testing within the time frames we have planned or anticipated, or at all. We or Merck KGaA may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us or Merck KGaA from receiving regulatory approval or commercializing our product candidates, including the following:

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

In addition, clinical results are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse safety events, including patient fatalities that may be attributable to our product candidates, during a clinical trial could cause the trial to be terminated or require additional studies. Furthermore, some of our clinical trials are overseen by IDMCs or Data and Safety Monitoring Boards, or DSMBs. These independent oversight bodies are comprised of external experts who review the progress of the ongoing clinical trials as well as safety from other trials, and make recommendations concerning a trial’s continuation, modification, or termination based on periodic review of, unblinded data. Any of our ongoing clinical trials overseen by an IDMC or DSMB may be discontinued or amended in response to recommendations made by responsible IDMCs or DSMBs based on their review of trial results and an IDMC or DSMB may determine to delay or suspend the trial due to safety or futility findings based on events occurring during a clinical trial. For example, as part of our study protocol for the 406 trial, an IDMC conducted pre-planned interim efficacy and safety analyses of unblinded data for the 406 trial in September 2014 and recommended that the 406 trial should continue as planned to its natural conclusion. The IDMC also monitors patient safety in the 406 trial on an ongoing basis. If the IDMC at any time determines that data from the 406 trial give rise to safety concerns, the IDMC could recommend that the 406 trial be halted or substantially modified. The recommended termination or modification of any of our or Merck KGaA’s ongoing late-stage clinical trials by an IDMC or DSMB, including the 406 trial, could materially and adversely impact the future development of evofosfamide, and our business, prospects, operating results, and financial condition may be materially harmed.

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

Our product candidates are designed to target the microenvironment of solid tumors and some hematological malignancies by, in the case of evofosfamide, harnessing hypoxia for selective toxin activation. We have not, nor to our knowledge has any other company, received regulatory approval for a drug based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable drugs. Our approach may lead to unintended, or off-target, adverse effects or may lack efficacy or contribution to efficacy in combination with other anti-cancer drugs.

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

Anti-tumor drugs being developed by us are expected to have undesirable side effects. For example, in clinical trials of evofosfamide, some patients have exhibited skin and/or mucosal toxicities that have in some cases caused patients to stop or delay therapy. The extent, severity and clinical significance of these or other undesirable side effects may not be apparent initially and may be discovered or become more significant during drug development or even post-approval. These expected side effects or other side effects identified in the course of our or Merck KGaA’s clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved. In this regard, our product candidates may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for our product candidates.

We have not yet gained sufficient experience with a commercial formulation of evofosfamide.

The formulation of evofosfamide that we and Merck KGaA are using in our clinical trials was changed to address issues with a prior formulation that was subject to storage and handling requirements that were not suitable for a commercial product. The current formulation of evofosfamide may be suitable for a commercial product, but additional data will be required to verify this and there can be no assurance that we will be able to do so in a timely manner, if at all. If we are not able to develop a viable commercial formulation of evofosfamide, then we and/or Merck KGaA may be required to repeat some or all of our respective Phase 3 clinical trials of evofosfamide, or we and Merck KGaA may need to develop an alternative commercial formulation, either of which could delay, perhaps substantially, our ability to obtain any regulatory approvals of evofosfamide.

The initial clinical formulations developed for TH-4000 and our potential future product candidates may not remain stable throughout the clinical testing phase.

We have limited experience and data on the drug substance synthesis and the initial formulation for TH-4000. This initial formulation and those of our potential future product candidates may not remain stable during the clinical testing phase.  If these formulations were found to be unstable during clinical testing, we may be required to repeat the initial clinical trials which could increase our costs and delay the development of the applicable product candidate.  We may be required to reformulate these product candidates, including TH-4000, to improve stability. However, it is possible that we might not be able to develop a formulation of TH-4000 or other future product candidate with adequate quality that meets the need for testing in our clinical trials. We may also be required to perform additional clinical bridging studies which may further delay development. We may also be unable to scale up the manufacturing process to synthesize the current drug substance and current formulations, or the newly developed formulations, any of which could adversely affect our ability to advance the development of, and potentially obtain regulatory approval of, the applicable product candidate.

Even though we and Merck KGaA have received orphan drug designation for evofosfamide, we may not receive orphan drug marketing exclusivity for evofosfamide. Even if we and/or Merck KGaA obtain orphan drug exclusivity, orphan drug exclusivity would afford us and Merck KGaA limited protection, and if another party obtains orphan drug exclusivity for the drugs and indications we are targeting, we may be precluded from commercializing our product candidates in those indications.

We and Merck KGaA have received orphan drug designation for evofosfamide for the treatment of soft tissue sarcoma and pancreatic cancer in the United States and the European Union or EU. Under the Orphan Drug Act in the United States, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is defined by the FDA as a disease or condition that affects fewer than 200,000 individuals in the United States. In the EU, orphan drug designation is provided for a drug that is intended to diagnose, prevent or treat a life-threatening or chronically debilitating condition which affects no more than 5 in 10,000 individuals in the EU (approximately 245,000 individuals) and for which no satisfactory method of diagnosis, prevention or treatment of the condition already exists, or if such method does exist, that the orphan product must be of significant benefit to the patient population over existing products. The company that obtains the first FDA approval for a designated orphan drug indication receives marketing exclusivity for use of that drug for that indication for a period of seven years in the U.S. and 10 years for the EU. The orphan drug designation also allows a waiver or reduction in select regulatory fees. Orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug. Orphan drug designation does not shorten the development or regulatory review time of a drug.

Even if we and Merck KGaA obtain orphan drug exclusivity for evofosfamide, orphan drug exclusivity may not prevent other market entrants. A different drug, or, under limited circumstances, the same drug may be approved by the FDA for the same orphan indication. The limited circumstances include an inability to supply the drug in sufficient quantities or where a new formulation of the drug has shown superior safety or efficacy. As a result, if evofosfamide were approved for soft tissue sarcoma and/or pancreatic cancer, other drugs could still be approved for use in treating the same indications covered by evofosfamide, which could create a more competitive market for us and/or Merck KGaA.

Moreover, due to the uncertainties associated with developing pharmaceutical products, we may not be the first to obtain marketing approval for any orphan drug indication. Although we and Merck KGaA have obtained orphan drug designation, if a competitor obtains regulatory approval for evofosfamide for the same indication we are targeting before we do, we would be blocked from obtaining approval for that indication for seven years, unless our product is a new formulation of the drug that has shown superior safety or efficacy, or the competitor is unable to supply sufficient quantities.

The “fast track” designation for development of any of our product candidates may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood the product candidate will receive regulatory approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication.  Marketing applications filed by sponsors of product candidates in the fast track process may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such review. Although we have obtained a fast track designation from the FDA for evofosfamide for the treatment of previously untreated patients with metastatic or locally advanced unresectable soft tissue sarcoma, receipt of fast track designation does not ensure in a faster development process, review or FDA approval. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation for evofosfamide, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that evofosfamide will receive any regulatory approvals.

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

We are focused on the design and development of novel cyotoxic prodrug compounds for the treatment of cancer. However, evofosfamide is currently our only product candidate in clinical development and we may be unable to discover and develop additional product candidates suitable for clinical testing. Likewise our strategy may include acquiring or in-licensing additional product candidates or development programs that build on our expertise and complement our pipeline. Any growth through acquisition or in-licensing will depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. Even if appropriate acquisition or in-licensing opportunities are available, we may not have the financial resources necessary to pursue them. In addition, other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for acquisition or in-licensing opportunities. In addition, we may not be able to realize the anticipated benefits of any acquisition or in-licensing opportunity for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials or the integration of an acquired or licensed product candidate gives rise to unforeseen difficulties and expenditures. For example, in the fourth quarter of 2014, we licensed rights to TH-4000, a clinical-stage investigational compound that we plan to evaluate in a Phase 2 proof-of-concept study in a population of patients with non-small cell lung cancer. However, our evaluation of TH-4000 is at an early stage and it is possible that TH-4000 may not be found to be safe or effective in the planned Phase 2 proof-of-concept study or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate. In this regard, TH-4000 was previously being developed in a different patient population than we are targeting and a prior clinical trial evaluating TH-4000 in that patient population was terminated prematurely due to unacceptable toxicity. While we plan to evaluate TH-4000 in a patient population that we believe may be responsive to TH-4000 at doses lower than was targeted in the terminated clinical trial, we cannot assure you that we will be able to determine an appropriate dose that is both safe and effective for the patient population we are targeting. In any event, any growth through development of additional product candidates will depend upon our discovering and/or identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. If we are unable to discover or obtain suitable product candidates for development, our growth and revenue potential could be significantly harmed.

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

Even if we and/or Merck KGaA obtain regulatory approval for evofosfamide, we and/or Merck KGaA would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for evofosfamide, if it achieves marketing approval, may include restrictions on use. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. In the United States, engaging in impermissible promotion of any approved products for off-label uses could also subject us to false claims litigation under federal and state statutes, which could lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute any approved products.

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

Our license and co-development agreement with Merck KGaA gives us the right, under certain circumstances, to co-promote or co-commercialize evofosfamide. We have no sales experience, as a company. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force and function will require substantial expenditures and will be time-consuming, and we may not be able to effectively recruit, train or retain sales personnel. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues will be lower than if we market and sell any products that we develop ourselves. We may not be able to effectively sell evofosfamide, if approved, and if we exercise our rights to do so, which could materially harm our business and our financial condition.

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the year ended December 31, 2014, we had an operating loss of $31.3 million and a net loss of $21.6 million, including $9.3 million in non-cash income related to the change in the fair value of outstanding warrants. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to development of evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to develop our recently licensed TH-4000 product candidate, and to support new in-house development programs or to in-license or otherwise acquire and develop additional product candidates or programs.

We may seek to raise capital through a variety of sources, including:

•	the public equity market, including pursuant to our at market issuance sales agreement, or the sales agreement, with MLV & Co. LLC, or MLV;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

Our ability to raise additional funds will depend, in part on the outcome of our clinical trials and other clinical and regulatory events, as well as factors related to financial, economic, and market conditions, collaboration or license agreements with others and factors related to financial, economic and market conditions, many of which are beyond our control. In addition, our ability to raise additional capital may be dependent upon our common stock remaining listed on the NASDAQ Capital Market. We cannot be certain that sufficient funds will be available to us when required or on satisfactory terms, if at all. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through additional arrangements that may require us to relinquish rights to certain of our products, technologies or potential markets, any of which could delay or require that we curtail or eliminate some or all of our development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, we may have to delay, reduce the scope of or eliminate some of our research and development, which could delay the time to market for any of our product candidates, if adequate funds are not available.

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

As of December 31, 2014, we had 61 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture evofosfamide and expect to rely on third parties to manufacture any other product candidates that we may develop. If these parties do not manufacture the active pharmaceutical ingredients or finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of evofosfamide and any other product candidates we may develop could be delayed.

We do not have our own manufacturing capability for the evofosfamide active pharmaceutical ingredient, or API or evofosfamide drug product. Under our license and co-development agreement with Merck KGaA, Merck KGaA has exclusive rights to manufacture evofosfamide for clinical and commercial use, except that we have the right to obtain clinical supply of evofosfamide for clinical trials for United States approval of evofosfamide for soft tissue sarcoma and for any other clinical trials for which we are responsible. For these latter cases, we can obtain clinical supply directly from existing or new suppliers. To date, however, we have relied on, and we expect to continue to rely on, a limited number of third party single source contract manufacturers and excipient suppliers for the evofosfamide API and evofosfamide drug product to meet our and Merck KGaA’s clinical supply needs of evofosfamide. We have no long-term commitments or commercial supply agreements with any of our evofosfamide suppliers. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

We need to have sufficient evofosfamide API and drug product manufactured to meet the clinical supply demands for our and Merck KGaA’s clinical trials. While we have developed plans to meet our and Merck KGaA’s clinical supply needs for our ongoing clinical trials of evofosfamide, we base our estimates for the amount of drug product we will need on assumptions about trial enrollment and trial dose levels. If we are not successful in having sufficient quantities of evofosfamide API and drug product manufactured, or if manufacturing is interrupted at our single source contract manufacturers and excipient suppliers for evofosfamide API and evofosfamide drug product due to regulatory or other reasons, or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our evofosfamide clinical program. In any event, we will need to order additional evofosfamide API and drug product and we have in the past experienced delays in the receipt of satisfactory drug product, and any additional delays we may experience in the receipt of satisfactory evofosfamide API or drug product could cause significant delays in our clinical trials, which would harm our business. Moreover the need for additional supplies and preparation for registration may require manufacturing process improvements in evofosfamide API and drug product. The manufacturing processes improvements for the evofosfamide API may require facilities upgrades at our suppliers, which may lead to delays or disruption in supply, or delays in regulatory approval of evofosfamide. Changes to the formulation of evofosfamide for our clinical trials may also require bridging studies to demonstrate the comparability of the new formulation with the old. These studies may delay our clinical trials and may not be successful. If we are not successful in procuring sufficient evofosfamide clinical trial material, we may experience a significant delay in our evofosfamide clinical program. Finally, we have not engaged any backup or alternative suppliers for parts of our evofosfamide supply chain for our clinical trials. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming and would increase the likelihood of a significant delay or interruption in manufacturing or a shortage of supply of evofosfamide.

In any event, additional agreements for more supplies of each of our product candidates, including evofosfamide, will be needed to complete clinical development and/or commercialize them. In this regard, Merck KGaA may need to enter into agreements for additional supplies of evofosfamide to commercialize it or develop such capability itself. We cannot be certain that Merck KGaA can do so on favorable terms, if at all. Merck KGaA will need to satisfy all current good manufacturing practice, or cGMP, regulations, including passing specifications. Merck KGaA’s inability to satisfy these requirements could delay our clinical programs and the potential commercialization of evofosfamide if approved for commercial sale.

If evofosfamide or any of our other product candidates is approved by the FDA or other regulatory agencies for commercial sale, we or Merck KGaA as applicable, will need to have it manufactured in commercial quantities. It may not be possible to successfully manufacture commercial quantities of evofosfamide or increase the manufacturing capacity for evofosfamide or any of our other product candidates in a timely or economically feasible manner. Prior to commercial launch of evofosfamide, we may be required to manufacture additional validation batches, which the FDA and other regulatory agencies must review and approve. If we and/or Merck KGaA are unable to successfully manufacture the additional validation batches or increase the manufacturing capacity for evofosfamide or any other product candidates, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply which could limit sales.

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

In addition, the evofosfamide formulation includes excipients that might be available from a limited number of suppliers. We have not signed long term supply agreements with these excipient suppliers. We or Merck KGaA will need to enter into long term supply agreements to ensure uninterrupted supply of these excipients to continuously manufacture clinical batches or commercial supplies, which we and/or Merck KGaA may be unable to do in a timely or economically feasible manner or at all.

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. In this regard, while we have obtained certain quantities of TH-4000 API and drug product from our licensor, we may determine that such API and drug product is not usable or is otherwise insufficient in order for us to commence or complete our planned Phase 2 proof-of-concept study of TH-4000 and we may need to obtain sufficient supplies of TH-4000 API and drug product from contract manufacturers prior to commencing our planned Phase 2 proof-of-concept study, which could delay the commencement or completion of the planned study, could increase our costs and could negatively impact our planned TH-4000 development program. Depending upon the duration of the clinical studies, we might need to develop a new formulation of TH-4000. It is possible that we might not be able to develop a formulation with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any planned or potential future clinical trials of our product candidates, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all. Any delay in receiving sufficient supplies of clinical trial product for our planned or potential future studies could negatively impact our development programs.

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

Although we have U.S. and foreign issued patents that cover certain hypoxia-targeted prodrugs, including evofosfamide and TH-4000, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia-targeted prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia-targeted prodrug product candidates.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing the same or related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. Patent term extensions may not be available for these patents. If we are not able to obtain adequate protection for, or defend, the intellectual property position of evofosfamide or any other potential future product candidates, then we may not be able to retain or attract collaborators to partner our development programs, including evofosfamide. Further, even if we can obtain protection for and defend the intellectual property position of evofosfamide or any potential future product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we, Merck KGaA and potential future collaborators may not generate any revenues or profits from evofosfamide or any potential future product candidates or our revenue or profit potential would be significantly diminished.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, evofosfamide would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. If approved for sale for soft tissue sarcoma, evofosfamide could potentially compete with doxorubicin or the combination of doxorubicin and ifosfamide, generic products sold by many manufacturers. If approved for commercial sale for treatment-resistant non-small cell lung cancer, TH-4000 could potentially compete with other EGFR-TKIs currently in late-stage clinical development including AstraZeneca’s AZD-9291, Clovis Oncology’s CO-1686, and Pfizer’s dacomitinib. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with evofosfamide, TH-4000 or other product candidates we may develop. In short, each cancer indication for which we are or may be developing product candidates has a number of established medical therapies with which our candidates will compete. Our evofosfamide product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia.

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

•

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

•

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

•

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.;

•

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

•

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

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternate rebate formula for new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs;

•	expanded the types of entities eligible for the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers; and
•

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

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	adverse results or delays in our or Merck KGaA’s clinical trials of evofosfamide;
•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;
•	our or Merck KGaA’s failure to meet milestones that would have given rise to payments under our agreement with Merck KGaA;
•	announcements by Merck KGaA related to the development of evofosfamide or announcements related to our agreement with Merck KGaA;
•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;
•

announcements regarding our research and development of product candidates, including clinical trial results or delays in the any future clinical trials, or announcements regarding the results of or delays in clinical trials of our product candidates, and investor perceptions thereof;

•	announcements of technological innovations, patents or new products by us or our competitors;
•	regulatory developments in the United States and foreign countries;
•	any lawsuit involving us or our product candidates;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning any strategic alliances or acquisitions we may enter into;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by us, including under our sales agreement with MLV;
•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
•	loss of any of our key scientific or management personnel.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of December 31, 2014, we had 62,893,233 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On August 1, 2014, we entered into the Sales Agreement with MLV, under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $30 million. To the extent that we sell shares of our common stock pursuant to the Sales Agreement with MLV, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. As of December 31, 2014, warrants to purchase 1,879,062 shares of common stock issued in March 2011 had been exercised. On October 5, 2009, we issued warrants to purchase an aggregate of 7,329,819 shares of our common stock, at an exercise price of $2.23 per share, which exercise price was subsequently reduced to $2.05 per share on March 16, 2011 under the anti-dilution provisions of the warrants as a result of our March 2011 registered offering of common stock and warrants. As of the October 5, 2014 expiration date of the warrants issued in October 2009, all of such warrants had been exercised. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price will be subject to adjustment (including to as low as $3.62 per share). In addition, as of December 31, 2014, there were 8,168,942 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.69 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year Ended December 31, 2014:
First Quarter	$5.93	$4.27
Second Quarter	$4.88	$3.51
Third Quarter	$5.41	$3.60
Fourth Quarter	$3.65	$2.58
Year Ended December 31, 2013:
First Quarter	$5.54	$4.15
Second Quarter	$6.11	$4.20
Third Quarter	$6.05	$4.30
Fourth Quarter	$5.23	$4.02

There were approximately 74 holders of record of our common stock as of February 28, 2015.

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

Unregistered Sales of Equity Securities

From January 1, 2014 through December 31, 2014, we issued an aggregate of 2,181,148 shares of our common stock pursuant to the cash exercise of warrants that were originally issued to the investors in our October 2009 private placement, which private placement was previously reported by us on a current report on Form 8-K. These warrants, which were exercised for cash, had an exercise price of $2.05 per share, resulting in aggregate cash consideration to us of $4.5 million.

In addition to the cash warrant exercises reported above, from January 1, 2014 through December 31, 2014, we issued an aggregate of 1,108,582 shares of our common stock pursuant to the net, or cashless, exercise of warrants that were originally issued to the investors in our October 2009 private placement. These warrants were exercisable for an aggregate of 2,106,792 shares of common stock and had an exercise price of $2.05 per share. The number of shares issued upon the exercise of these warrants was reduced by an aggregate of 998,210 shares to effect the net exercise of the warrants in accordance with their terms.

In issuing the above-mentioned shares, we relied on the exemptions provided by (i) Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering or (ii) Section 3(a)(9) of the Securities Act of 1933, as applicable.

Repurchases of Equity Securities

None.

Stock Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2009 for (i) our common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index through December 31, 2014. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however no dividends have been declared on our common stock to date. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Threshold Pharmaceuticals, Inc., the NASDAQ Composite Index, and the Nasdaq Biotechnology Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
Threshold Pharmaceuticals, Inc.
NASDAQ Biotechnology Index
NASDAQ Composite Index

* Assumes $100 invested on December 31, 2009
Assumes dividend reinvested
Fiscal year ending December 31.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Revenue	$14,722	$12,495	$5,867	$62	$—
Operating expenses:
Research and development (1)	35,832	29,334	18,786	24,388	18,937
General and administrative (1)	10,141	9,185	7,080	5,710	4,971
Total operating expenses	45,973	38,519	25,866	30,098	23,908
Loss from operations	(31,251)	(26,024)	(19,999)	(30,036)	(23,908)
Interest income (expense), net	121	136	80	25	60
Other income (expense), net	9,344	(2,325)	(51,216)	4,358	5,166
Income (loss) before provision for income taxes	(21,786)	(28,213)	(71,135)	(25,653)	(18,682)
Provision (benefit ) for income taxes	$(202)	202	—	—	—
Net loss	$(21,584)	$(28,415)	$(71,135)	$(25,653)	$(18,682)
Net loss per common share:
Basic	$(0.36)	$(0.49)	$(1.31)	$(0.56)	$(0.56)
Diluted	$(0.49)	$(0.49)	$(1.31)	$(0.56)	$(0.56)
Weighted average number of shares used in net loss per common share calculations:
Basic	60,335	57,832	54,219	45,900	33,654
Diluted	63,386	57,832	54,219	45,900	33,654
(1) Includes employee and non-employee non-cash stock- based compensation of:
Research and development	$3,123	$2,562	$1,521	$471	$381
General and administrative	$2,365	$2,360	$1,489	$568	$422

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$58,600	$82,033	$70,848	$20,290	$14,699
Working capital	40,706	58,993	70,199	11,953	12,129
Total assets	68,396	104,118	89,521	22,436	16,204
Total liabilities	92,372	127,593	103,374	17,953	11,261
Total stockholders’ equity (deficit)	(23,976)	(23,475)	(13,853)	4,483	4,943

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biotechnology company using our expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. Our lead investigational small molecule, evofosfamide (formerly TH-302), is being evaluated in two pivotal Phase 3 clinical trials, one registrational Phase 2 clinical trial and multiple earlier-stage clinical trials. We have a global license and co-development agreement for evofosfamide with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States.

Evofosfamide was discovered by our scientists based on our hypoxia-targeted therapeutics prodrug technology. Hypoxia, or abnormally low oxygen concentration, is a common feature of the tumor microenvironment in most solid tumors and in the bone marrow of patients with hematological malignancies (also known as cancers of the bone marrow, for example, leukemias and multiple myeloma). We believe that by virtue of targeting tumor hypoxia, evofosfamide may have broad clinical applicability across many types of solid tumors and some hematological malignancies. To explore this broad therapeutic potential of evofosfamide, we are conducting multiple clinical trials to evaluate its safety and efficacy in solid tumors and hematological malignancies in combination with currently marketed anticancer drugs, including traditional chemotherapeutic agents and antiangiogenic agents, and as monotherapy for certain cancers.

The most advanced clinical study of evofosfamide is a global pivotal Phase 3 clinical trial of evofosfamide plus doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma, which we refer to as the 406 trial. The trial enrollment completion was announced in December 2013; the study enrolled 640 patients. In September 2014, we announced that an Independent Data Monitoring Committee, or IDMC, completed the pre-planned interim efficacy and safety analyses of unblinded data for our 406 trial. Based on the IDMC’s analyses, which included an assessment of both benefit and risk, the IDMC recommended that the 406 trial should continue as planned to its natural conclusion. We will remain blinded to the data from the 406 trial until the primary efficacy analysis is conducted, which is scheduled to occur after 434 deaths are reported. We currently project that the required number of events will be reached in the latter half of 2015, with the results of the primary efficacy analysis expected to be available shortly thereafter.

In January 2013, we announced that our partner Merck KGaA initiated the global pivotal Phase 3 MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. The Phase 3 MAESTRO clinical trial was initiated after our randomized and controlled Phase 2 clinical trial of evofosfamide plus gemcitabine versus gemcitabine (which we refer to as the 404 trial) met its primary efficacy endpoint, demonstrating an improvement in progression-free survival when evofosfamide was combined with gemcitabine in this patient population. In October 2014, we announced that our partner Merck KGaA, through its biopharmaceutical division, completed target enrollment of 660 patients in the MAESTRO clinical trial. Currently, we estimate that the protocol-specified events for the MAESTRO trial may be reached in the second half of 2015, with the results of the primary efficacy analysis to be available shortly thereafter. In March 2014, we announced that Merck KGaA initiated a Phase 1 dose escalation study assessing the safety, tolerability and anti-tumor activity of evofosfamide in combination with gemcitabine and nab-paclitaxel (Abraxane®) in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma.

In June 2014, we announced the initiation of a 440-patient, randomized, double-blind, placebo-controlled trial of evofosfamide in combination with pemetrexed in patients with second-line advanced non-squamous non-small cell lung cancer (which we refer to as the 415 trial). The international Phase 2 trial is designed to support registration and will compare the combination of evofosfamide plus pemetrexed versus the combination of pemetrexed plus placebo as second-line therapy in this patient population. The study’s primary efficacy endpoint is overall survival and secondary endpoints include safety and assessment of anti-tumor activity as determined by progression-free survival and objective response rate.

In March 2012, we initiated a Phase 1/2 open label clinical trial of evofosfamide to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of evofosfamide in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). Updated results were reported at the June 2014 ASCO annual meeting showing initial signs of clinical activity of the combination of evofosfamide and low dose dexamethasone in patients with extensively treated relapsed/refractory multiple myeloma. In July 2014, we announced the initiation of dosing in the final stage of the 408 trial, which is evaluating evofosfamide in combination with the proteasome inhibitor bortezomib (Velcade®) plus low-dose dexamethasone in patients with relapsed/refractory multiple myeloma. In December 2014, preliminary results from this portion of the trial were reported at December 2014 ASH annual meeting including that the recommended Phase 2 dose of evofosfamide in combination with bortezomib and low-dose dexamethasone was determined to be 340 mg/m2. Enrollment is ongoing.

Evofosfamide is also the subject of clinical trials investigating evofosfamide as a monotherapy or evofosfamide in combination with antiangiogenic therapies in a variety of tumor types. In August 2013, we announced the initiation of a Phase 2 clinical trial of evofosfamide as single-agent monotherapy in patients with advanced melanoma (which we refer to as the 413 trial). A Phase 1 dose-escalation study of evofosfamide in combination with sunitinib in patients with advanced renal cell carcinoma, or RCC, gastrointestinal stroma tumors, and pancreatic neuroendocrine tumors (which we refer to as the 410 trial) established a recommended phase 2 dose of the combination; additional development opportunities for the investigation of evofosfamide in combination with sunitinib is scheduled to be initiated for the treatment of pancreatic neuroendocrine tumors this year. Two investigator-sponsored trials of evofosfamide are ongoing: a Phase 1/2 study of evofosfamide in combination with bevacizumab in recurrent glioblastoma following bevacizumab failure and a Phase 1/2 study of evofosfamide in combination with sorafenib in advanced RCC and advanced hepatocellular carcinoma. An additional FDA-funded Phase 2 investigator-sponsored trial of evofosfamide in combination with bevacizumab in recurrent glioblastoma following bevacizumab failure is expected to commence in the first half of 2015.

We are working to broaden the potential applicability of evofosfamide as well as to discover additional therapeutics that will selectively target cancer cells. We also seek to optimize patient selectivity for our hypoxia-targeted therapeutics through the development of our [18F]-HX4 investigational hypoxia Positron Emission Tomography (PET) tracer. [18F]-HX4 is a radiolabeled tracer that we acquired from Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo.

In September 2014, we licensed worldwide rights to a development program from the University of Auckland based on the clinical-stage oncology compound TH-4000 (formerly referred to as PR610, or Hypoxin™), a hypoxia-activated epidermal growth factor receptor, or EGFR, tyrosine-kinase inhibitor (TKI). TH-4000 is designed to selectively release a potent, irreversible EGFR-TKI in hypoxic tumors. Preclinical and Phase 1 clinical data suggest that plasma concentrations of TH-4000 that are active in EGFR-dependent tumor xenograft models in mice could be attained in patients with an acceptable therapeutic index. We expect to initiate a Phase 2 proof-of-concept study in a subset of molecularly-defined non-small cell lung cancer patients who we believe may be responsive to TH-4000 in the first half of 2015.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of December 31, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $58.6 million and $82.0 million, respectively. In February 2015, we completed an underwritten public offering of 8,300,000 shares of our common stock and accompanying warrants to purchase up to 8,300,000 shares of our common stock.  We estimate that the net proceeds from the sale of common stock and accompanying warrants, excluding the proceeds, if any, from the exercise of the warrants issued in the offering, will be approximately $28.2 million after deducting the underwriting discount and estimated offering expenses payable by us.  For more information on our February 2015 offering, see “Liquidity and Capital Resources” below.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total evofosfamide development expenses are expected to increase in 2015 compared to 2014 due primarily to the continued execution of existing clinical trials and anticipated commencement of new clinical trials for evofosfamide and TH-4000. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to the development of evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to develop our recently licensed TH-4000 product candidate, and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term. We recognized revenue of $14.7 million and $12.5 million during the years ended December 31, 2014 and 2013, respectively, from the amortization of the $110 million in upfront and milestone payments earned in 2012 and 2013 from our collaboration with Merck KGaA. We recognized revenue of $5.9 million during the year ended December 31, 2012, from the amortization of the $67.5 million in upfront and milestone payments earned in 2012 from our collaboration with Merck KGaA. We are amortizing the upfront and milestone payments over the estimated period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration.

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

Stock-Based Compensation

We recognize stock-based compensation in accordance with the fair value provisions of Accounting Standard Codification (“ASC”) 718, “Compensation—Stock Compensation.” Refer to the discussion of accounting treatment of stock based compensation below under “Critical Accounting Policies.”

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

Revenue

We recognized $14.7 million and $12.5 million in revenue for the years ended December 31, 2014 and 2013, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our collaboration with Merck KGaA. For the year ended December 31, 2012, we recognized $5.9 million in revenue from the amortization of the $67.5 million in upfront and milestone payments earned in 2012 from our collaboration with Merck KGaA. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration.

We expect revenue to remain unchanged in 2015 compared to 2014 due to the amortization of milestone payments earned in 2013 and 2012.

Research and Development

Research and development expenses were $35.8 million for the year ended December 31, 2014, compared to $29.3 million for the year ended December 31, 2013 and $18.8 million for the year ended December 31, 2012. The $6.5 million increase in 2014 compared to 2013 was due primarily to a $9.4 million increase in clinical development expenses, a $2.1 million increase in employee-related expenses and a $0.6 million increase in non-cash stock based compensation, partially offset by a $5.6 million increase in reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $10.5 million increase in 2013 compared to 2012, net of reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, was due primarily to a $6.4 million increase in evofosfamide clinical development expenses, a $3.2 million increase in employee related expenses, including a $1.0 million increase in non-cash stock based compensation expense and a $0.9 million increase in consulting expenses.

During the years ended December 31, 2014, 2013 and 2012, we were engaged in two primary research and development programs: the development of evofosfamide, which is the subject of two ongoing pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; and our discovery research program aimed at identifying new drug candidates. During the year ended December 31, 2014, we were also engaged in preclinical evaluation of our recently-licensed product candidate, TH-4000.  Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide) attributable to each of our research and development programs for each period presented:

	Years ended December 31,
Research and Development Expenses by Project (in thousands):	2014	2013	2012
Evofosfamide	$30,094	$24,675	$14,927
TH-4000	258	—	—
Discovery research	5,480	4,659	3,859
Total research and development expenses	$35,832	$29,334	$18,786

Research and development expenses associated with evofosfamide for 2014 were $30.1 million net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide compared to $24.7 million net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide for 2013, and $14.9 million for 2012. The increase of $5.4 million in expenses in 2014 compared to 2013 was due primarily to a $9.3 million increase in clinical development expenses, a $1.4 million increase in employee-related expenses and a $0.4 million in non-cash stock based compensation partially offset by a $5.6 million increase in reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide and a $0.1 million decrease in consulting expenses. The increase of $9.8 million in 2013 compared to 2012, net of reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, was due primarily to a $6.2 million increase in clinical development expenses, a $2.4 million increase in employee related expenses, including a $0.8 million increase in non-cash stock based compensation and a $1.2 million increase in consulting expenses. Evofosfamide continues to progress through the 406 trial, the MAESTRO trial conducted by Merck KGaA, the 404 trial, the 408 trial, the 410 trial and the 413 trial that was initiated during in August 2013.

Research and developments expenses associated with TH-4000, which we licensed rights to September 2014, were $0.3 million related to preclinical studies to support further clinical development.  Discovery research and development expenses were $5.5 million for 2014, $4.7 million for 2013 and $3.9 million for 2012. We continue to increase our resources and efforts towards discovering and developing new drug candidates from our hypoxia activated prodrug platform.

The largest component of our total operating expenses is our ongoing investment in our research and development activities, primarily with respect to the clinical development of evofosfamide, and we expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials of evofosfamide, start additional clinical trials of evofosfamide and TH-4000, and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses, including reimbursements of Merck KGaA’s 70% share of development expenses, are expected to increase in 2015 compared to 2014 due to the continued execution of existing clinical trials and the start of new clinical trials. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing batches of evofosfamide and TH-4000 API and drug product, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management of our research and development programs to be critical to our long-term success. The actual probability of success for evofosfamide, TH-4000 and potential future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy may include entering into collaborations with third parties, such as our evofosfamide collaboration with Merck KGaA, to participate in the development and commercialization of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our future clinical product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, evofosfamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and Merck KGaA will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our and Merck KGaA’s prior and ongoing clinical studies and the willingness of Merck KGaA to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we and Merck KGaA may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. In addition, our development of TH-4000 is at a very early stage and it is possible that TH-4000 may not be found to be safe or effective in our planned Phase 2 proof-of-concept study or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate.

The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A—Risk Factors. As a result of the risks and uncertainties discussed in Item 1A—Risk Factors and above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate, including evofosfamide. To date, we have not commercialized any of our product candidates and in fact may never do so.

General and Administrative

General and administrative expenses were $10.1 million for 2014, compared to $9.2 million for 2013 and $7.1 million for 2012. The $0.9 million increase in 2014 compared to 2013 reflects a $0.8 million in higher consulting expenses and $0.1 million in higher staffing and facilities expenses. The $2.1 million increase in 2013 compared to 2012 was primarily due to a $1.8 million increase in employee-related expenses, including a $0.9 million increase in non-cash stock-based compensation expense and a $0.3 million increase in consulting expenses. We currently expect our general and administrative expenses to increase in 2015 compared to 2014 due to increased staffing and consulting expenses to support activities related to our collaboration with Merck KGaA and to the ongoing clinical development of evofosfamide, as well as the planned clinical development of TH-4000.

Interest Income (Expense), Net

Interest income (expense) net for 2014 was $0.1 million of interest income compared to $0.1 million of net interest income for 2013 and $80,000 of net interest income for 2012. The increase in net interest income in both periods was primarily due to higher invested balances than the prior year.

Other Income (Expense)

Other income (expense) for 2014 was non-cash income of $9.3 million compared to non-cash expense of $2.3 million for 2013 and non-cash expense of $51.2 million for 2012. The non-cash income for 2014 compared to the non-cash expense for 2013 was due to a decrease in the fair value of outstanding warrants to purchase common stock and warrants exercised during 2014 as result of a decrease in the underlying stock price. The decrease in non-cash expense in 2013 compared to 2012 was due to a smaller increase in the fair value of outstanding warrants to purchase common stock during 2013 compared to 2012, due to a smaller increase in the underlying stock price, and to a lesser extent, a decrease in the number of warrants outstanding during 2013 compared to 2012. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statements of operations.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of our product candidates in the near term. Since our inception, we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. During the year ended December 31, 2014, we received approximately $4.8 million from the exercise of warrants to purchase approximately 2.3 million shares of common stock. During the year ended December 31, 2013, we received approximately $1.9 million from the exercise of warrants to purchase approximately 2.4 million shares of common stock. During the year ended December 31, 2012, we sold an aggregate of approximately 2.0 million shares of common stock under our prior at market issuance sales agreement with MLV & Co., LLC, or MLV, for net proceeds of $12.3 million, and we received approximately $8.8 million from the exercise of warrants to purchase approximately 4.7 million shares of common stock.

To date we have received upfront and milestone payments of $110 million under our license and co-development agreement with Merck KGaA. We had cash, cash equivalents and marketable securities of $58.6 million and $82.0 million at December 31, 2014 and December 31, 2013, respectively, available to fund operations.

 In February 2015, we completed an underwritten public offering of 8,300,000 shares of our common stock and accompanying warrants to purchase up to 8,300,000 shares of our common stock. We estimate that the net proceeds from the sale of common stock and accompanying warrants, excluding the proceeds, if any, from the exercise of the warrants issued in the offering, will be approximately $28.2 million after deducting the underwriting discount and estimated offering expenses payable by us.

The warrants issued in the February 2015 offering carry an initial exercise price of $10.86 per share and are exercisable at any time and from time to time commencing with the date six months following the issuance date and continuing through the date that is five years from the issuance date.  On the 30th trading day following the earlier of (i) the date two years from the issuance date or (ii) the later to occur of the date on which top-line efficacy data from the 406 trial is publicly announced by us or the date on which top-line efficacy data from the MAESTRO trial is publicly announced by us, the warrant exercise price will be adjusted to equal the average of the volume-weighted average price of our common stock for each of the 20 trading days immediately preceding the applicable date, provided that in no event will the exercise price be adjusted above $10.86 or below $3.62.  After the date of foregoing adjustment to the warrant exercise price, which we refer to as the Adjustment Date, the exercise price of the warrants will then be subject to price-based anti-dilution protection such that to the extent we issue and sell any shares of common stock, or any securities convertible or exchangeable for shares of common stock (in each case subject to certain exceptions), at a price per share below the warrant exercise price then in effect, the warrant exercise price will be adjusted downward to the equal the price at which such securities are issued and sold by us (but in no event will the warrant exercise price be reduced below $3.62 per share).

The warrants must be exercised for cash, except that if we fail to maintain an effective registration statement covering the exercise of the warrants, the warrants may be exercised on a net, or cashless basis. In addition, subject to the satisfaction of certain conditions set forth in the warrants, at our option, we have the right to force the holders of the warrants to exercise their warrants in full if the volume-weighted average price of our common stock for any 20 consecutive trading-day period beginning after the 90th day following the Adjustment Date exceeds $18.00 per share.

Net cash used in operating activities for December 31, 2014 was $27.7 million compared to net cash provided by operating activities for the years ended December 31, 2013 and 2012 of $10.2 million and $29.9 million, respectively. The $37.9 million increase in net cash used in operating activities in 2014 compared to 2013 was due to a $30 million decrease in milestone payments from the Merck KGaA collaboration in 2014 compared to 2013. In addition, operating cash payments increased by $7.9 million in 2014 compared to 2013. The $19.7 million decrease in net cash provided by operating activities in 2013 compared to 2012 was due to a $12.5 million decrease in milestone payments from the Merck KGaA collaboration in 2013 compared to 2012, and a $7.2 million increase in operating cash payments in 2013 compared to 2012.

Net cash provided by investing activities during the year ended December 31, 2014 was $23.3 million, primarily due to sales and maturities of marketable securities of $68.5 million, partially offset by purchases of investments of $44.9 million. Net cash used in investing activities for the year ended December 31, 2013 was $16.3 million due primarily to purchases of marketable securities of $102.0 million, offset by proceeds from sales and maturities of investments of $85.8 million. Net cash used in investing activities for the year ended December 31, 2012 was $46.7 million, primarily due to purchases of marketable securities of $93.7 million, offset by proceeds from sales and maturities of investments of $47.6 million.

Net cash provided by financing activities for the year ended December 31, 2014 was $5.5 million and was primarily due to the approximately $4.8 million proceeds from the exercise of warrants to purchase shares of common stock during 2014. Net cash provided by financing activities for the year ended December 31, 2013 was $2.4 million and was primarily due to the approximately $1.9 million proceeds from the exercise of warrants to purchase shares of common stock during 2013. Net cash provided by financing activities was $21.9 million for the year ended December 31, 2012, reflecting $12.3 million received during 2012 primarily as a result of our issuance of common stock under the at the market stock issuance facility, $8.8 million received from the cash exercise of warrants to purchase shares of common stock, and $0.8 million cash received from the issuance of common stock under our equity incentive plans.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although some of the expenditures related to evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to develop our recently licensed TH-4000 product candidate, and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs.

We may seek to raise capital through a variety of sources, including:

•	the public equity market, including pursuant to our at market issuance sales agreement discussed below;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

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

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of December 31, 2014 are as follows (in thousands):

	Total	Less than one year	One to three years	Four to five years	After five years
Facilities leases	$2,109	$918	$1,191	$—	$—
Purchase commitments	3,113	2,758	355	—	—
Total	$5,222	$3,676	$1,546	$—	$—

We have not included milestone or royalty payments or other contractual payment obligations in the table above if the amount and timing of such obligations are unknown or uncertain.

At the Market Stock Issuance Facilities

On October 29, 2010, we entered into an at market issuance sales agreement, as amended, or the prior sales agreement, with MLV, pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price of up to $17.6 million from time to time through MLV as our sales agent. We paid MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of the common stock sold under the prior sales agreement. During year ended December 31, 2012, we sold 2,022,144 shares of our common stock at an average price of $6.29 pursuant to the prior sales agreement. Net proceeds from the sale of the common stock in 2012 were $12.3 million. In 2013 and 2014, no shares were sold pursuant to the prior sales agreement. In April 2014, the prior sales agreement was terminated.

On August 1, 2014, we entered into a new at market issuance sales agreement, or the current sales agreement, with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth in the current sales agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $30.0 million from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made on The NASDAQ Capital Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the current sales agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the current sales agreement. We will pay MLV an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share of any common stock sold under the current sales agreement. The number of shares we are able to sell under this arrangement will be limited in practice based on the trading volume of our common stock. We have not yet sold any common stock pursuant to the current sales agreement.  Following the Adjustment Date with respect to the warrants issued in our 2015 public offering, sales of the stock under the current sales agreement could result in a downward adjustment to the exercise price of those warrants.

License and Development Agreements

On September 23, 2014, we entered into an exclusive license agreement with Auckland UniServices Ltd., a wholly-owned company of the University of Auckland.  Pursuant to the agreement, we licensed exclusive worldwide rights to a development program based on TH-4000 from the University of Auckland. We expect to initiate a Phase 2 proof-of-concept study in a subset of molecularly-defined non-small cell lung cancer patients who we believe may be responsive to TH-4000 in the first half of 2015.  Under the terms of this agreement, we made no upfront payment but we are required to pay all costs of development, as well as annual license maintenance fees starting in 2017, and assuming that we determine to advance the clinical development of TH-4000 beyond our planned Phase 2 proof-of-concept study, we would be required to pay development, regulatory and sales-based milestone payments and royalties on net sales of products, including TH-4000, incorporating technology licensed from the University of Auckland.

On February 3, 2012, we entered into a global license and co-development agreement for evofosfamide with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided us with an option to co-commercialize evofosfamide in the United States. To date we have received upfront and milestone payments of $110 million. We can earn additional potential milestone payments of up to $440 million, comprised of $100 million in development and regulatory milestones and $340 million in sales-based milestones.

In the United States, we have primary responsibility for development of evofosfamide in the soft tissue sarcoma indication. We with Merck KGaA will jointly develop evofosfamide in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development costs for evofosfamide. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of evofosfamide while we will receive a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, we retain the option to co-promote evofosfamide in the United States. Additionally, we retain the option to co-commercialize evofosfamide in the United States upon the achievement of certain sales or regulatory milestones, allowing us to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of evofosfamide while we will receive a tiered, double-digit royalty on sales in these territories.

The agreement became effective on March 12, 2012, upon termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement will continue on a country-by-country and product-by-product basis until the later of the last to expire patent covering such product containing evofosfamide in such country or ten years following the commercial launch of a product containing evofosfamide in such country, unless terminated earlier. Merck KGaA has the right to terminate the agreement upon limited notice, and each party has the right to terminate the agreement following uncured material breach by the other party.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

For the year ended December 31, 2014, we recorded an income tax benefit of $0.2 million, which was related to state minimum taxes recorded in the previous year. For the year ended December 31, 2013, we recorded an income tax provision of $0.2 million, which was related to state minimum taxes. For the years ended December 31, 2012, we did not record an income tax provision due to net operating losses and the inability to record an income tax benefit. As of December 31, 2014, we had accumulated approximately $82 million and $87 million in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2015 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2014, we had research credit carryforwards of approximately $4.1 million and $4.9 million for federal and California state income tax purposes, respectively. If not utilized the federal carryforward will expire in 2022. The state research credit carryforward does not have an expiration date.

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

Our 2014, 2013 and 2012 revenues are related to our collaboration arrangement with Merck KGaA, which was entered in February 2012. Our collaboration with Merck KGaA provides for various types of payments to us, including non-refundable upfront license, milestone and royalty payments. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We also receive reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for evofosfamide. Such reimbursement is reflected as a reduction of operating expenses and not as revenue.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financing Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and, as such, will be applicable to the Company in 2017. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2017. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

THRESHOLD PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Threshold Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Threshold Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Threshold Pharmaceuticals, Inc., at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Threshold Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 3, 2015

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,391	$7,279
Marketable securities, current	50,209	58,390
Collaboration receivable	7,248	18,094
Prepaid expenses and other current assets	832	2,246
Total current assets	66,680	86,009
Marketable securities, non-current	—	16,364
Property and equipment, net	557	686
Other assets	1,159	1,059
Total assets	$68,396	$104,118
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,074	$1,689
Accrued clinical and development expenses	5,998	7,444
Accrued liabilities	3,180	3,161
Deferred revenue, current	14,722	14,722
Total current liabilities	25,974	27,016
Warrant liability	3,961	23,421
Deferred revenue, non-current	62,194	76,916
Deferred rent	243	240
Total liabilities	92,372	127,593
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2014 and 2013; Issued and outstanding: 62,898,233 and 59,232,611 shares at December 31, 2014 and 2013, respectively.	63	59
Additional paid-in capital	349,236	328,116
Accumulated other comprehensive (loss) income	(13)	28
Accumulated deficit	(373,262)	(351,678)
Total stockholders’ equity (deficit)	(23,976)	(23,475)
Total liabilities and stockholders’ equity (deficit)	$68,396	$104,118

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$14,722	$12,495	$5,867
Operating expenses:
Research and development	35,832	29,334	18,786
General and administrative	10,141	9,185	7,080
Total operating expenses	45,973	38,519	25,866
Loss from operations	(31,251)	(26,024)	(19,999)
Interest income (expense), net	121	136	80
Other income (expense), net	9,344	(2,325)	(51,216)
Income (loss) before provision for income taxes	(21,786)	(28,213)	(71,135)
Provision (benefit) for income taxes	(202)	202	—
Net loss	(21,584)	(28,415)	(71,135)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(41)	17	12
Comprehensive loss	$(21,625)	$(28,398)	$(71,123)
Net loss per common share:
Basic	$(0.36)	$(0.49)	$(1.31)
Diluted	$(0.49)	$(0.49)	$(1.31)
Weighted average number of shares used in per common share calculations:
Basic	60,335	57,832	54,219
Diluted	63,386	57,832	54,219

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2011	49,128,475	$49	$256,563	$(1)	$(252,128)	$4,483
Issuance of common stock to certain investors, net of issuance costs of $0.4 million	2,022,144	2	12,321	—	—	12,323
Exercise of warrants to purchase common stock	4,727,331	5	8,844	—	—	8,849
Issuance of common stock pursuant to stock plans	553,257	—	738	—	—	738
Stock-based compensation	—	—	3,010	—	—	3,010
Reclassification of fair value of warrants exercised from liability to equity	—	—	27,867	—	—	27,867
Change in unrealized gain (loss) on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(71,135)	(71,135)
Balances, December 31, 2012	56,431,207	$56	$309,343	$11	$(323,263)	$(13,853)
Exercise of warrants to purchase common stock	2,488,518	3	1,879	—	—	1,882
Issuance of common stock pursuant to stock plans	312,886	—	510	—	—	510
Stock-based compensation	—	—	4,922	—	—	4,922
Reclassification of fair value of warrants exercised from liability to equity	—	—	11,462	—	—	11,462
Change in unrealized gain (loss) on marketable securities	—	—	—	17	—	17
Net loss	—	—	—	—	(28,415)	(28,415)
Balances, December 31, 2013	59,232,611	59	328,116	28	(351,678)	(23,475)
Exercise of warrants to purchase common stock	3,437,348	3	4,831	—	—	4,834
Issuance of common stock pursuant to stock plans	228,274	1	685	—	—	686
Stock-based compensation	—	—	5,488	—	—	5,488
Reclassification of fair value of warrants exercised from liability to equity	—	—	10,116	—	—	10,116
Change in unrealized gain (loss) on marketable securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(21,584)	(21,584)
Balances, December 31, 2014	62,898,233	63	349,236	(13)	(373,262)	(23,976)

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(21,584)	$(28,415)	$(71,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,309	1,506	1,008
Stock-based compensation expense	5,488	4,922	3,010
Change in common stock warrant value	(9,344)	2,325	51,216
(Gain) loss on sale of investments, property and equipment	(3)	(5)	—
Changes in operating assets and liabilities:
Collaboration receivable	10,846	(2,459)	(15,635)
Prepaid expenses and other current assets	1,314	(1,079)	(623)
Accounts payable	385	781	(1,481)
Accrued clinical and development expenses	(1,446)	1,694	1,285
Accrued liabilities	19	904	520
Deferred rent	3	(28)	115
Deferred revenue	(14,722)	30,005	61,633
Net cash provided by (used in) operating activities	(27,735)	10,151	29,913
Cash flows from investing activities:
Acquisition of property and equipment	(224)	(158)	(482)
Acquisition of marketable securities	(44,911)	(101,968)	(93,745)
Proceeds from sales of marketable securities	14,584	5,338	14,266
Proceeds from maturities of marketable securities	53,878	80,495	33,285
Net cash provided by (used in) investing activities	23,327	(16,293)	(46,676)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	5,520	2,392	21,910
Net cash provided by financing activities	5,520	2,392	21,910
Net increase (decrease) in cash and cash equivalents	1,112	(3,750)	5,147
Cash and cash equivalents, beginning of period	7,279	11,029	5,882
Cash and cash equivalents, end of period	$8,391	$7,279	$11,029
Non-cash investing and financing activities:
Change in unrealized gain (loss) in marketable securities	$(41)	$17	$12

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Threshold Pharmaceuticals, Inc. (the “Company” or “Threshold”) was incorporated in the State of Delaware on October 17, 2001. The Company is a biotechnology company using its expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2014, there has been no financial activity related to this entity.

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

The Company’s revenues are related to its collaboration arrangement with Merck KGaA, which was entered in February 2012. The collaboration with Merck KGaA provides for various types of payments to the Company, including non-refundable upfront license, milestone and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company will also receive reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for evofosfamide (formerly TH-302). Such reimbursement is reflected as a reduction of operating expenses.

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

Fair Value of Warrants

ASC 815 “Derivatives and Hedging” provides guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The guidance requires common stock warrants with certain terms be classified as a liability and to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statements of operations. We fair value the outstanding common stock warrants using a Black Scholes valuation model at the end of each reporting period. The carrying amount of the common stock warrant liability represents its estimated fair value.

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

Other Risks and Uncertainties

The Company has no products for commercial sale and has only one product candidate in clinical development and, since inception, has devoted substantially all of its time and efforts to performing research and development, raising capital and recruiting personnel. The Company has incurred significant losses since its inception. The Company continues to incur substantial expenses related to research and development and management believes that it will continue to do so for the foreseeable future. On February 3, 2012, the Company entered into an agreement with Merck KGaA. To date, the Company has received $110 million in upfront and milestone payments from this collaboration. See further details in Note 3, “Collaboration Arrangements”.

The Company expects that it will need to raise additional capital to complete the clinical development of evofosfamide, to develop its recently licensed product candidate, TH-4000 (formerly referred to as PR610 or Hypoxin™), and, to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

The Company’s ability to raise additional funds will depend, in part on the outcome of its clinical trials and other clinical and regulatory events, as well as factors related to financial, economic, and market conditions, collaboration or license agreements with others and factors related to financial, economic and market conditions, many of which are beyond the Company’s control. In addition, the Company’s ability to raise additional capital may be dependent upon its common stock remaining listed on the NASDAQ Capital Market. The Company cannot be certain that sufficient funds will be available when required or on satisfactory terms, if at all. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through additional arrangements that may require the Company to relinquish rights to certain of its products, technologies or potential markets, any of which could delay or require that the Company curtail or eliminate some or all of its development programs or otherwise have a material adverse effect on its business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of its research and development, which could delay the time to market for any of its product candidates, if adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing on terms acceptable to the Company.

The Company’s lead product candidate, evofosfamide, has not received any regulatory approvals. To achieve profitable operations, the Company must successfully develop, test, manufacture and market its product candidates, including evofosfamide. With respect to the development and commercialization of evofosfamide, the Company is substantially dependent on Merck KGaA for the continued development and potential commercialization of evofosfamide. In addition, the Company’s development of TH-4000 is at a very early stage and it is possible that TH-4000 may not be found to be safe or effective in the Company’s planned Phase 2 proof-of-concept study of TH-4000 or in any other studies that the Company may conduct, and the Company may otherwise fail to realize the anticipated benefits of its licensing of this product candidate. There can be no assurance that evofosfamide, TH-4000 or any other of the Company’s potential future product candidates will be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect on the Company’s future financial results.

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

See Note 9 “Equity Incentive Plans and Stock Based Compensation” for further discussion.

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financing Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and, as such, will be applicable to the Company in 2017. Early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

NOTE 2—NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants.

Potential dilutive common shares also include the dilutive effect of the common stock underlying in-the-money stock options and warrants that were calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the proceeds from the exercise of an option or warrant is assumed to be used to repurchase shares in the current period. In addition, the average amount of compensation cost for in-the-money options, if any, for future service that the Company has not yet recognized when the option is exercised, is also assumed to repurchase shares in the current period.

A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss) - basic	$(21,584)	$(28,415)	$(71,135)
Less: noncash income from change in fair value of common stock warrants	9,344	—	—
Net loss - diluted	(30,928)	$(28,415)	$(71,135)
Denominator:
Weighted-average number of common shares outstanding	60,335	57,832	54,219
Dilutive effect of warrants	3,051	—	—
Weighted-average common shares outstanding and dilutive potential common share-diluted	63,386	57,832	54,219
Net loss per share:
Basic	$(0.36)	$(0.49)	$(1.31)
Diluted	$(0.49)	$(0.49)	$(1.31)

The following warrants, outstanding options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended December 31,
	2014	2013	2012
Shares issuable upon exercise of warrants	—	8,282	11,583
Shares issuable upon exercise of stock options	8,169	6,527	5,099
Shares issuable related to the ESPP	67	64	79

NOTE 3—COLLABORATION ARRANGEMENTS

Agreement with Merck KGaA

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize evofosfamide, the Company’s small molecule hypoxia-targeted drug. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided the Company with an option to co-commercialize evofosfamide in the United States. To date the Company received $110 million in upfront and milestone payments, including $12.5 million received during the quarter ended March 31, 2014. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement or was not commensurate with Company’s performance subsequent to the inception of the arrangement to achieve the milestone. The Company is eligible to earn additional potential milestone payments of up to $100 million in regulatory and development milestones, and $340 million in commercialization milestones.

In the United States, the Company has primary responsibility for development of evofosfamide in the soft tissue sarcoma indication. The Company and Merck KGaA will jointly develop evofosfamide in all other cancer indications being pursued. Merck KGaA will pay 70% of worldwide development expenses for evofosfamide. Subject to FDA approval in the United States, Merck KGaA will initially be responsible for commercialization of evofosfamide with the Company receiving a tiered, double-digit royalty on sales. Under the royalty-bearing portion of the agreement, Threshold retains the option to co-promote evofosfamide in the United States. Additionally, the Company retains the option to co-commercialize evofosfamide in the United States, upon the achievement of certain sales and regulatory milestones, allowing the Company to participate in up to 50% of the profits in the United States depending on total sales. Outside of the United States, Merck KGaA will be solely responsible for the commercialization of evofosfamide with the Company receiving a tiered, double-digit royalty on sales in these territories. The agreement will continue on a country-by-country and product-by-product basis until the later of the last to expire patent covering such product containing evofosfamide in such country or ten years following the commercial launch of a product containing evofosfamide in such country, unless terminated earlier. Merck KGaA has the right to terminate the agreement on limited notice, and each party has the right to terminate the agreement following an uncured material breach by the other party.

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for evofosfamide and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company recorded $42.5 million of milestones earned in 2013 and $67.5 million of upfront payment and milestones earned in 2012 as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $14.7 million, $12.5 million and $5.9 million of revenue in 2014, 2013 and 2012, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of the Company’s collaboration. The Company also earned a $21.9 million, $16.5 million and $13.1 million reimbursement for eligible worldwide development expenses for evofosfamide from Merck KGaA in 2014, 2013 and 2012, respectively. Such earned reimbursement has been reflected as a reduction of research and development expenses.

Of the remaining potential future milestones, $100 million are related to regulatory and development milestones and $340 million are related to commercialization milestones that may be received under the Merck KGaA Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets. Development milestones include primarily the initiation of various phases of clinical trials. Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory and development milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement, that occurred subsequent to inception of the Merck KGaA agreement, of the value of the delivered rights and license of evofosfamide and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory and development milestones that do not meet these conditions were considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a development or regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Merck agreement, Merck KGaA will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. If there are no future development obligations, the Company expects to account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

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

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2014	Level 1	Level 2	Level 3
Money market funds	$3,369	$3,369	$—	$—
Certificates of deposit	2,505	—	2,505	—
Corporate debt securities	28,081	—	28,081	—
Government securities	19,123	—	19,123	—
Commercial paper	5,499	—	5,499	—
Total cash equivalents and marketable securities	$58,577	$3,369	$55,208	$—

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2013	Level 1	Level 2	Level 3
Money market funds	$4,285	$4,285	$—	$—
Certificates of deposit	1,584	—	1,584	—
Corporate debt securities	49,019	—	49,019	—
Government securities	21,731	—	21,731	—
Municipal securities	2,815	—	2,815	—
Commercial paper	2,599	—	2,599	—
Total cash equivalents and marketable securities	$82,033	$4,285	$77,748	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2014 and 2013:

As of December 31, 2014 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,369	$—	$—	$3,369
Certificates of deposit	2,505	—	—	2,505
Corporate debt securities	28,094	1	(14)	28,081
Government securities	19,123	3	(3)	19,123
Commercial paper	5,499	—	—	5,499
	58,590	4	(17)	58,577
Less cash equivalents	(8,368)	—	—	(8,368)
Total marketable securities	$50,222	$4	$(17)	$50,209

As of December 31, 2013 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,285	$—	$—	$4,285
Certificates of deposit	1,584	—	—	1,584
Corporate debt securities	49,001	25	(7)	49,019
Government securities	21,722	12	(3)	21,731
Municipal securities	2,814	1	—	2,815
Commercial paper	2,599	—	—	2,599
	82,005	38	(10)	82,033
Less cash equivalents	7,279	—	—	7,279
Total marketable securities	$74,726	$38	$(10)	$74,754

The Company recognized realized gains of $3,000 and $5,000 in 2014 and 2013, respectively. There were no realized losses in 2014 or 2013. There were no realized gains or losses in 2012. The Company realized no gains in 2014 and 2013 that were previously classified as unrealized gains and losses in accumulated other comprehensive income at December 31, 2013 or 2012, respectively.

As of December 31, 2014, weighted average maturity for the Company’s available for sale securities was approximately 4 months, with the longest maturity being November 2015.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2014 (in thousands):

As of December 31, 2014 (in thousands):	In loss position for less than twelve months
	Fair Value	Unrealized Loss
Government securities	$11,722	$3
Corporate debt securities	18,136	14
Total marketable securities	$29,858	$17

The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The only Level 3 financial instruments are warrants. The Company determined the fair value of the liability associated with its warrants to purchase 3.8 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 8—Stockholders’ Equity (Deficit).

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2014	2013
Computer and office equipment	$479	$483
Laboratory equipment	1,838	1,703
Leasehold improvements	548	523
	2,865	2,709
Less: Accumulated depreciation and amortization	(2,308)	(2,023)
Total property and equipment, net	$557	$686

Depreciation and amortization expense was $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 6—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31,
	2014	2013
Payroll and employee related expenses	$2,808	$2,682
Professional services	331	150
Other accrued expenses	41	329
Total accrued liabilities	$3,180	$3,161

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

As of December 31, 2014, the future rental payments required by the Company for these facilities under noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2015	$918
2016	953
2017	238
Thereafter	—
Total	$2,109

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $0.6 million and $0.7 million, respectively.

The Company’s purchase commitments at December 31, 2014 were $3.1 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2014.

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

NOTE 8—STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On October 29, 2010, the Company entered into an at market issuance sales agreement, as amended, or the prior sales agreement, with MLV & Co., LLC, formerly McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company was able to issue and sell shares of its common stock having an aggregate offering price of up to $17.6 million from time to time through MLV as sales agent. The Company paid MLV an aggregate commission rate of 3.0% of the gross proceeds of the sales price per share of the common stock sold under the prior sales agreement.During the year ended December 31, 2012, the Company sold 2,022,144 shares of its common stock at an average price of $6.29 pursuant to the prior sales agreement. Net proceeds from the sale of common stock in 2012 were $12.3 million. In 2014 and 2013, there were no shares sold pursuant to the prior sales agreement. In April 2014, the prior sales agreement was terminated.

On August 1, 2014, the Company entered into a new at market issuance sales agreement, or the current sales agreement, with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth in the current sales agreement, the Company may elect to issue and sell shares of its common stock having an aggregate offering price of up to $30.0 million from time to time through MLV as the Company’s sales agent. Sales of the Company’s common stock through MLV, if any, will be made on The NASDAQ Capital Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the current sales agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of common stock under the current sales agreement. The Company will pay MLV an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share of any common stock sold under the current sales agreement. The number of shares the Company is able to sell under this arrangement will be limited in practice based on the trading volume of the Company’s common stock. The Company has not yet sold any common stock pursuant to the current sales agreement. Under certain circumstances, sales of the stock under the current sales agreement could result in a downward adjustment to the exercise price of the warrants to purchase common stock that the Company issued in February 2015 (see Note 13—Subsequent Events).

On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price of $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. Net proceeds generated from the offering were approximately $27.8 million which includes underwriter discounts and estimated offering costs. The warrants have a five-year term and an exercise price equal to $2.46 per share of common stock. The number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of the Company’s common stock, as applicable.

On October 5, 2009, the Company sold to certain investors an aggregate of 18,324,599 shares of its common stock for a purchase price equal to $1.86 per share and, for a purchase price of $0.05 per share, warrants exercisable for a total of 7,329,819 shares of its common stock for aggregate gross proceeds equal to $35.0 million in connection with the offering. Net proceeds generated from the offering were $33.1 million. The warrants had a five-year term and an exercise price equal to $2.23 per share of common stock. The exercise price of the warrants was subject to adjustment in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price. In addition, the number of shares issuable upon exercise of the warrants and the exercise price was subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of the Company’s common stock, as applicable. As a result of the offering on March 16, 2011, the exercise price of the warrants exercisable for a total of 7,329,819 shares of common stock sold to investors in October 2009 that had an original exercise price of $2.23 per share, was subsequently reduced to $2.05 per share pursuant to the terms of such warrants. As of October 5, 2014, all such warrants had been fully exercised.

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

In 2014, warrants to purchase 2,106,792 shares of common stock were cashless exercised for 1,108,582 shares of common stock. In addition, warrants to purchase 2,328,766 shares of common stock were exercised on a cash basis for net proceeds of approximately $4.8 million. In 2013, warrants to purchase 2,367,636 shares of common stock were cashless exercised for 1,555,043 shares of common stock. In addition, warrants to purchase 933,475 shares of common stock were exercised on a cash basis for net proceeds of approximately $1.9 million. In 2012, warrants to purchase 999,895 shares of common stock were cashless exercised for 666,793 shares of common stock. In addition, warrants to purchase 4,060,538 shares of common stock were exercised on a cash basis for net proceeds of approximately $8.8 million. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $10.1 million and $11.5 million and $27.9 million from warrant liability into stockholders’ equity (deficit) in 2014, 2013 and 2012, respectively.

At December 31, 2013, all warrants related to an offering in August 2008 had been exercised. During the years ended December 31, 2013 and 2012, a change in fair value of $2.4 million non-cash expense and $9.9 million non-cash income related to the August 2008 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

At December 31, 2014 and 2013, the Company had warrants outstanding to purchase 0 and 4,287,940 shares of common stock, respectively, from the October 2009 offering. All of the warrants related to the October 2009 offering were exercised prior to their expiration date of October 5, 2014. The fair value of these warrants on December 31, 2013 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2014	December 31, 2013
Risk-free interest rate	—	0.13%
Expected life (in years)	—	0.76
Dividend yield	—	—
Volatility	—	49%
Stock price	—	$4.67

During the years ended December 31, 2014, 2013 and 2012, a change in fair value of $1.3 million of non-cash income, $0.6 million of non-cash income and $24.2 million of non-cash expense related to the October 2009 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

At December 31, 2014 and 2013 the Company had warrants outstanding to purchase 3,846,165 and 3,993,783 shares of common stock, respectively, from the March 2011 offering. The fair value of these warrants on December 31, 2014 and 2013 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	December 31, 2014	December 31, 2013
Risk-free interest rate	0.67%	0.78%
Expected life (in years)	1.21	2.21
Dividend yield	—	—
Volatility	49%	88%
Stock price	$3.18	$4.67

During the years ended December 31, 2014, 2013 and 2012, a change in the fair value of $8.0 million of non-cash income, $0.5 million of non-cash expense and $17.1 million of non-cash income related to the March 2011 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the October 2009 and March 2011 offerings, subject to fair value measurements as of December 31, 2014 and 2013:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2014	Level 1	Level 2	Level 3
March 2011 warrants	$3,961	$—	$—	$3,961

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2013	Level 1	Level 2	Level 3
October 2009 warrants	$11,320	$—	$—	$11,320
March 2011 warrants	12,101	—	—	12,101
Total common stock warrants	$23,421	$—	$—	$23,421

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2011	$9,209
Exercise of common stock warrants during 2012	(27,867)
Change in fair value of common stock warrants during 2012	51,216
Balance at December 31, 2012	$32,558
Exercise of common stock warrants during 2013	(11,462)
Change in fair value of common stock warrants during 2013	2,325
Balance at December 31, 2013	$23,421
Exercise of common stock warrants during 2014	(10,116)
Change in fair value of common stock warrants during 2014	(9,344)
Balance at December 31, 2014	$3,961

NOTE 9—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2004 Equity Incentive Plan

The 2004 Equity Incentive Plan (“2004 Plan”) provided for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and cash awards to employees and consultants. Stock options were granted under the 2004 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2004 Plan were granted with terms of up to ten years and generally vested over a period of four years. The share reserve under the 2004 Plan was subject to automatic annual increases and on January 1, 2014 an additional 1,250,000 shares of common stock were added to the share reserve under the 2004 Plan. The 2004 Plan expired pursuant to its terms on April 7, 2014. No additional awards have been or will be made after April 7, 2014 under the 2004 Plan.

2014 Equity Incentive Plan

In May 2014, the Company adopted the 2014 Equity Incentive Plan (“2014 Plan”). The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2014 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2014 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. The total number of shares of the Company’s common stock initially reserved for issuance under the 2014 Plan was equal to the sum of (i) 6,000,000 newly reserved shares plus (ii) up to 6,626,157 additional shares (the “Prior Plan Shares”) that may be added to the 2014 Plan in connection with the forfeiture or expiration of awards outstanding under the 2004 Plan as of May 15, 2014 (the “Returning Shares”). The Prior Plan Shares will be added to the share reserve under the 2014 Plan only as and when such shares become Returning Shares.

Activity under the 2004 and 2014 Plans is set forth below:

				Weighted
	Shares	Outstanding Options		Average
	Available	Number of	Exercise	Exercise
	for Grant	Shares	Price	Price
Balances, December 31, 2011	1,077,784	3,672,179	$0.42–3.18	$1.45
Additional shares reserved	1,250,000	—
Options granted	(1,844,000)	1,844,000	1.38–7.75	6.24
Options exercised	—	(402,580)	0.79–3.08	1.39
Options canceled	14,627	(14,627)	0.79–6.18	4.25
Balances, December 31, 2012	498,411	5,098,972	$0.42–7.75	$3.18
Additional shares reserved	1,250,000	—
Options granted	(1,663,500)	1,663,500	4.45–5.58	5.10
Options exercised	—	(145,641)	0.79–3.46	1.56
Options canceled	90,325	(90,325)	1.44–7.75	6.49
Balances, December 31, 2013	175,236	6,526,506	$0.42–7.75	$3.66
Additional shares reserved	7,250,000	—
Shares expired	(1,286,025)	—
Options granted	(1,895,250)	1,895,250	2.91–4.99	3.78
Options exercised	—	(73,282)	0.64–4.90	1.43
Options canceled	179,532	(179,532)	1.64–6.18	4.63
Balances, December 31, 2014	4,423,493	8,168,942	$0.42–7.75	$3.69

At December 31, 2014, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42-$1.38	544,315	3.25	$1.11	533,481	$1.11
$1.44-$1.44	1,351,681	5.38	$1.44	1,351,681	$1.44
$1.49-$3.46	1,509,094	6.57	$1.98	1,234,515	$1.88
$3.62-$3.62	1,449,916	9.36	$3.62	265,344	$3.62
$4.14-$5.09	1,752,625	8.39	$4.97	690,927	$5.04
$5.25-$7.75	1,561,311	7.38	$6.80	1,095,923	$6.75
$0.42-$7.75	8,168,942	7.19	$3.69	5,171,871	$3.23

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2014 were $5.4 million and $5.1 million, respectively. As of December 31, 2014, the ending options vested and expected to vest was 8.1 million and the aggregate intrinsic value of these options was $5.4 million. The weighted average remaining contractual life and weighted average exercise price of these options were 7.18 years and $3.68, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2014.

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 were $0.2 million, $0.5 million and $1.7 million, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $0.1 million, $0.1 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

2004 Employee Stock Purchase Plan

On January 1, 2014 and 2013 an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. The 2004 Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2014, employees had purchased 154,992 shares of common stock under the 2004 Purchase Plan at an average price of $3.74. For the year ended December 31, 2013, employees had purchased 167,245 shares of common stock under the 2004 Purchase Plan at an average price of $1.69. At December 31, 2014, 180,904 shares were authorized and available for issuance under the 2004 Purchase Plan.

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

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense:
Research and development	$3,123	$2,562	$1,521
General and administrative	2,365	2,360	1,489
	$5,488	$4,922	$3,010

Employee Stock-based Compensation Expense

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Employee Stock Options
Risk-free interest rate	1.83%	1.14%	1.12%
Expected life (in years)	5.98	5.97	5.99
Dividend yield	—	—	—
Volatility	94%	101%	105%
Weighted-average fair value of stock options granted	$2.89	$4.04	$5.09
Employee Stock Purchase Plan
Risk-free interest rate	0.20%	0.19%	0.21%
Expected life (in years)	1.24	1.25	1.25
Dividend yield	—	—	—
Volatility	49%	77%	111%
Weighted-average fair value of ESPP purchase rights	$1.60	$2.27	$3.46

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

The Company recognized $5.4 million, $4.8 million and $2.8 million of stock-based compensation expense related to stock options granted and purchase rights granted under the Company’s equity compensation plans, for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity compensation plans was approximately $10.1 million before estimated forfeitures. This cost will be recorded as compensation expense ratably over the remaining weighted average requisite service period of approximately 2.39 years.

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

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.52%	2.51%	1.93%
Expected life (in years)	10	10	10
Dividend yield	—	—	—
Expected volatility	97%	100%	101%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 10—INCOME TAXES

For the year ended December 31, 2014, the Company recorded an income tax benefit of $0.2 million, which was related to state minimum taxes recorded in the prior year. For the year ended December 31, 2013, the Company recorded an income tax provision of $0.2 million, which was related to state minimum taxes. For the years ended December 31, 2012, the Company did not record an income tax provision due to net operating losses and the inability to record an income tax benefit.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2014	2013	2012
U.S. federal taxes (benefit) at statutory rate	$(7,407)	$(9,592)	$(24,186)
State federal income tax benefit	(571)	(1,794)	(1,160)
Unutilized (utilized) net operating losses	9,809	9,747	7,455
Stock-based compensation	730	486	288
Research and development credits	(952)	(1,416)	—
Tax assets not benefited	1,322	1,926	143
Nondeductible warrant expense	(3,177)	790	17,414
Other	44	55	46
Total	$(202)	$202	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Capitalized start-up costs	$128	$179
Net operating loss carryforwards	33,049	31,988
Research and development credits	6,616	5,427
Deferred stock compensation	3,933	3,327
Deferred revenue	26,151	21,151
Other (accruals, reserves, depreciation)	1,019	1,069
Total deferred tax assets	70,896	63,141
Less: Valuation allowance	(70,896)	(63,141)
Net deferred tax assets	$—	$—

At December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $82 million and $87 million, respectively, available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2015, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

The net operating loss deferred tax asset balance as of December 31, 2014 includes $0.4 million of excess tax benefits from stock option exercises. Stockholders’ equity (deficit) will be credited if and when such excess tax benefits are ultimately realized.

At December 31, 2014, the Company had federal research and development tax credits of approximately $4.1 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $4.9 million, which have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $7.8 million, $11.6 million and by $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company adopted ASC Topic 740-10-50 “Accounting for Uncertainty of Income Taxes” (“ASC Topic 740-10-50”), on January 1, 2007. The Company does not believe that its unrecognized tax benefits will change over the next twelve months.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2014	2013
Gross unrecognized tax benefits at January 1,	$1,100	$1,100
Gross increases (decreases) related to prior year tax positions	—	—
Gross increases (decreases) related to current year tax positions	—	—
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—
Gross unrecognized tax benefits at December 31,	$1,100	$1,100

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) plan to provide a retirement savings program for the employees of the Company. The 401(k) plan is maintained for the exclusive purpose of benefiting the 401(k) plan participants. The 401(k) plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2014, the Company has not made any contributions to the 401(k) plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2014. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations. Net loss per common share, basic and diluted for the four quarters of each fiscal year, may not sum to the total for the fiscal year because of the different weighted average number of shares outstanding in each of the periods.

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$3,681	$3,680	$3,680	$3,681
Net income (loss)	$(7,109)	$(766)	$(7,745)	$(5,964)
Net income (loss) per common share
Basic	$(0.12)	$(0.01)	$(0.13)	$(0.09)
Diluted	$(0.14)	$(0.12)	$(0.15)	$(0.12)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$2,922	$3,180	$3,181	$3,212
Net income (loss)	$(9,214)	$(12,788)	$1,176	$(7,589)
Net income (loss) per common share
Basic	$(0.16)	$(0.22)	$0.02	$(0.13)
Diluted	$(0.16)	$(0.22)	$(0.08)	$(0.13)

NOTE 13—SUBSEQUENT EVENTS

Common Stock

On February 18, 2015, the Company completed an underwritten public offering of 8.3 million shares of its common stock and accompanying warrants to purchase up to 8.3 million shares of common stock. Net proceeds from the sale of common stock and accompanying warrants, excluding the proceeds, if any, from the exercise of the warrants issued in the offering, are expected to be approximately $28.2 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

The warrants issued in the February 2015 offering carry an initial exercise price of $10.86 per share and are exercisable at any time and from time to time commencing with the date six months following the issuance date and continuing through the date that is five years from the issuance date.  On the 30th trading day following the earlier of (i) the date two years from the issuance date or (ii) the later to occur of (a) the date on which top-line efficacy data from the Company’s Phase 3 clinical trial of evofosfamide plus doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma is publicly announced by the Company or (b) the date on which top-line efficacy data from the Phase 3 MAESTRO clinical trial of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma is publicly announced by the Company, the warrant exercise price will be adjusted to equal the average of the volume-weighted average price of the Company’s common stock for each of the 20 trading days immediately preceding the applicable date, provided that in no event will the exercise price be adjusted above $10.86 or below $3.62.  After the date of foregoing adjustment to the warrant exercise price (such date, the “Adjustment Date”), the exercise price of the warrants will then be subject to price-based anti-dilution protection such that to the extent the Company’s issues and sells any shares of common stock, or any securities convertible or exchangeable for shares of common stock (in each case subject to certain exceptions), at a price per share below the warrant exercise price then in effect, the warrant exercise price will be adjusted downward to the equal the price at which such securities are issued and sold by the Company (but in no event will the warrant exercise price be reduced below $3.62 per share).

The exercise price of the warrants are also be subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. The warrants must be exercised for cash, except that if the Company fails to maintain an effective registration statement covering the exercise of the warrants, the warrants may be exercised on a net, or cashless basis. In addition, subject to the satisfaction of certain conditions set forth in the warrants, at the Company’s option, the Company has the right to force the holders of the warrants to exercise their warrants in full if the volume-weighted average price of the Company’s common stock for any 20 consecutive trading-day period beginning after the 90th day following the Adjustment Date exceeds $18.00 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our principal executive officer and principal financial officer is appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our internal control over financial reporting as of December 31, 2014. Their attestation report on the audit of our internal control over financial reporting is included below.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Threshold Pharmaceuticals, Inc.

We have audited Threshold Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria.) Threshold Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Threshold Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Threshold Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of Threshold Pharmaceuticals, Inc. and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 3, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2014 fiscal year pursuant to Regulation 14A for our 2014 Annual Meeting of Stockholders, or the 2015 Proxy Statement, and the information to be included in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the 2015 Proxy Statement and is hereby incorporated by reference.

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

THRESHOLD PHARMACEUTICALS, INC.
March 3, 2015	By:	/s/ HAROLD E. SELICK, PH.D.
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

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D.	Chief Executive Officer (principal executive officer)	March 3, 2015
Harold E. Selick, Ph.D.

/s/ JOEL A. FERNANDES	Vice President, Finance and Controller (principal financial and accounting officer)	March 3, 2015
Joel A. Fernandes

/s/ JEFFREY W. BIRD, M.D., PH.D.	Director	March 3, 2015
Jeffrey W. Bird, M.D., Ph.D.

/s/ BRUCE C. COZADD	Director	March 3, 2015
Bruce C. Cozadd

/s/ DAVID R. HOFFMANN	Director	March 3, 2015
David R. Hoffmann

/s/ WILFRED E. JAEGER, M.D.	Director	March 3, 2015
Wilfred E. Jaeger, M.D.

/s/ GEORGE G. C. PARKER, PH.D.	Director	March 3, 2015
George G. C. Parker, Ph.D.

/s/ DAVID R. PARKINSON, M.D.	Director	March 3, 2015
David R. Parkinson, M.D.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1

Amended and Restated Certificate of Incorporation of the Registrant, as subsequently amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-114376), filed on April 9, 2004)

4.1

Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-114376), filed on January 28, 2005)

4.2

Preferred Shares Rights Agreement, dated as of August 8, 2006, by and between Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 000-51136) filed on August 9, 2006)

4.3	Form of Rights Certificate (incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 000-51136) filed on August 9, 2006)

4.4

Amendment to Rights Agreement, dated as of July 10, 2008, between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on July 14, 2008)

4.5

Second Amendment to Rights Agreement, dated as of September 29, 2009, between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on September 30, 2009)

4.6

Third Amendment to Rights Agreement, dated as of March 11, 2011, between the Registrant and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on March 11, 2011)

4.7

Form of Warrant issued pursuant to the Registrant’s prospectus supplement, dated March 11, 2011, and accompanying prospectus (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on March 11, 2011)

4.9*	Form of Warrant issued pursuant to the Registrant’s prospectus supplement, dated February 11, 2015, and accompanying prospectus.

10.1+

2004 Amended and Restated Equity Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 15, 2012)

10.2+

2004 Employee Stock Purchase Plan of the Registrant As Amended and Restated Effective May 22, 2009 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010)

10.3+

Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-114376), filed on December 6, 2004)

10.4+

Form of Notice of Grant of Stock Options and Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 (File No. 000-51136) to the Registrant’s Current Report on Form 8-K filed on March 17, 2006)

10.5+	2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.6+

Form of Stock Option Grant Notice and Option Agreement for employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.7+

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.8+

Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on November 2, 2007)

10.9

Form of Securities Purchase Agreement, dated July 9, 2008, by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on July 14, 2008)

10.10	Form of Securities Purchase Agreement dated as of September 29, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32979) filed on September 30, 2009)

10.11+

Form of Amended and Restated Change of Control Severance Agreement for employees at the Senior Vice President level and above (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012)

10.12+

Change of Control Severance Agreement by and between the Registrant and Tillman E. Pearce, dated as of April 9, 2012, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012)

10.13+

Change of Control Severance Agreement by and between the Registrant and Stewart M. Kroll dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012)

10.14+*	Form of Change of Control Severance Agreement for employees at the Vice President level

10.15†

Exclusive License Agreement, effective as of October 5, 2009, by and between the Registrant and Eleison Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 8, 2010)

10.16†

License and Co-Development Agreement between the Registrant and Merck KGaA, dated February 2, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 6, 2012)

10.17†

Amendment to License and Co-Development Agreement between the Registrant and Merck KGaA, dated December 2, 2013 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014)

10.18

At Market Issuance Sales Agreement, dated August 1, 2014, by and between Threshold Pharmaceuticals, Inc. and MLV & Co., LLC. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 1, 2014)

10.19

Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 3, 2011)

10.20+

Advisory Board Agreement by and between the Registrant and David R. Parkinson, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 1, 2014)

10.21+

Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Registrant on March 20, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 1, 2014)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page hereto).

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