Form 10-Q
period 2015-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2015-04-30
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

On April 24, 2015, there were 71,334,362 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

The terms “Threshold,” “we,” “us,” “the Company” and “our” as used in this report refer to Threshold Pharmaceuticals, Inc. Threshold Pharmaceuticals, Inc., our logo Metabolic Targeting our trademark. Other trademarks, trade names and service marks used in this quarterly report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2015	December 31, 2014 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$21,063	$8,391
Marketable securities, current	57,822	50,209
Collaboration receivable	1,993	7,248
Prepaid expenses and other current assets	1,226	832
Total current assets	82,104	66,680
Marketable securities, non-current	4,201	—
Property and equipment, net	503	557
Other assets	1,201	1,159
Total assets	$88,009	$68,396
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,809	$2,074
Accrued clinical and development expenses	8,248	5,998
Accrued liabilities	4,196	3,180
Deferred revenue, current	14,722	14,722
Total current liabilities	28,975	25,974
Warrant liability	20,185	3,961
Deferred revenue, non-current	58,513	62,194
Deferred rent	225	243
Total liabilities	107,898	92,372
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 71,334,362 shares at March 31, 2015 and 62,898,233 shares at December 31, 2014	71	63
Additional paid-in capital	364,471	349,236
Accumulated other comprehensive gain (loss)	(15)	(13)
Accumulated deficit	(384,416)	(373,262)
Total stockholders’ equity (deficit)	(19,889)	(23,976)
Total liabilities and stockholders’ equity (deficit)	$88,009	$68,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$3,681	$3,681
Operating expenses:
Research and development	10,680	9,653
General and administrative	2,616	2,634
Total operating expenses	13,296	12,287
Loss from operations	(9,615)	(8,606)
Interest income (expense), net	33	40
Other income (expense), net	(1,572)	1,457
Net loss	(11,154)	(7,109)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(2)	(15)
Comprehensive loss	$(11,156)	$(7,124)
Net loss per common share:
Basic	$(0.17)	$(0.12)
Diluted	$(0.17)	$(0.14)
Weighted average number of shares used in per common share calculations:
Basic	66,732	59,303
Diluted	66,732	61,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,154)	$(7,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	239	390
Stock-based compensation expense	1,421	1,266
Change in common stock warrant value	1,532	(1,457)
Changes in operating assets and liabilities:
Collaboration receivable	5,255	12,902
Prepaid expenses and other assets	(436)	835
Accounts payable	(265)	2,317
Accrued clinical and development expenses	2,250	(1,952)
Accrued liabilities	1,016	801
Deferred rent	(18)	47
Deferred revenue	(3,681)	(3,681)
Net cash (used in) provided by operating activities	(3,841)	4,359
Cash flows from investing activities:
Acquisition of property and equipment	(38)	(24)
Acquisition of marketable securities	(32,899)	(22,349)
Proceeds from sale of marketable securities	1,997	3,109
Proceeds from maturities of marketable securities	18,939	14,024
Net cash used in investing activities	(12,001)	(5,240)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	28,514	345
Net cash provided by financing activities	28,514	345
Net increase (decrease) in cash and cash equivalents	12,672	(536)
Cash and cash equivalents, beginning of period	8,391	7,279
Cash and cash equivalents, end of period	$21,063	$6,743

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method”, which provide accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.

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

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The deliverables under the Merck KGaA agreement have been determined to be a single unit of accounting and as such the revenue relating to this unit of accounting is recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which is the product development period. The Company determines the estimated performance period and is periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period, and the related ratably recognized revenue, would occur on a prospective basis in the period that the change was made.

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

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss - basic	$(11,154)	$(7,109)
Less: noncash income from change in fair value of common stock warrants	—	1,757

Net loss - diluted	(11,154)	(8,866)

Denominator:
Weighted average common shares outstanding	66,732	59,303
Dilutive effect of warrants	0	1,997

Weighted-average common shares outstanding and dilutive potential common shares — diluted	66,732	61,300

Net loss per share
Basic	$(0.17)	$(0.12)
Diluted	$(0.17)	$(0.14)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”)   were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2015	2014
Shares issuable upon exercise of warrants	12,146	4,288
Shares issuable upon exercise of stock options	9,993	6,656
Shares issuable related to the 2004 Purchase Plan	29	31

NOTE 3 — COLLABORATION ARRANGEMENTS

On February 3, 2012, the Company entered into a global license and co-development agreement with Merck KGaA, Darmstadt, Germany, to co-develop and commercialize evofosfamide, the Company’s small molecule hypoxia-targeted drug candidate. Under the terms of the agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided the Company with an option to co-commercialize evofosfamide in the United States. To date, the Company has received $110 million in upfront and milestone payments. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement or was not commensurate with Company’s performance subsequent to the inception of the arrangement to achieve the milestone. The Company is eligible to earn additional potential milestone payments of up to $100 million in regulatory and development milestones, and $340 million in commercialization milestones.

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

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for evofosfamide and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company has recorded $110 million of the upfront payment and milestones payments as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $3.7 million of revenue during the three months ended March 31, 2015 compared to $3.7 million of revenue during the three months ended March 31, 2014. The Company will periodically review and, if necessary, revise the estimated periods of performance of its collaboration. The Company also earned $2.0 million reimbursement for eligible worldwide development expenses for evofosfamide from Merck KGaA during the three months ended March 31, 2015 compared to $5.9 million during the three months ended March 31, 2014. Such earned reimbursement has been reflected as a reduction of research and development expenses.

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

NOTE 4 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On February 18, 2015, the Company completed an underwritten public offering of 8.3 million shares of its common stock and accompanying warrants to purchase up to 8.3 million shares of common stock. Net proceeds from the sale of common stock and accompanying warrants, excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $28.1 million after deducting the underwriting discount and offering expenses payable by the Company.

The warrants issued in the February 2015 offering carry an initial exercise price of $10.86 per share and are exercisable commencing with the date six months following the issuance date and continuing through the date that is five years from the issuance date. On the 30th trading day following the earlier of (i) the date two years from the issuance date or (ii) the later to occur of (a) the date on which top-line efficacy data from the Company’s Phase 3 clinical trial of evofosfamide plus doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma is publicly announced by the Company or (b) the date on which top-line efficacy data from the Phase 3 MAESTRO clinical trial of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma is publicly announced by the Company, the warrant exercise price will be adjusted to equal the average of the volume-weighted average price of the Company’s common stock for each of the 20 trading days immediately preceding the applicable date, provided that in no event will the exercise price be adjusted above $10.86 or below $3.62. After the date of foregoing adjustment to the warrant exercise price (such date, the “Adjustment Date”), the exercise price of the warrants will then be subject to price-based anti-dilution protection such that to the extent the Company’s issues and sells any shares of common stock, or any securities convertible or exchangeable for shares of common stock (in each case subject to certain exceptions), at a price per share below the warrant exercise price then in effect, the warrant exercise price will be adjusted downward to equal the price at which such securities are issued and sold by the Company (but in no event will the warrant exercise price be reduced below $3.62 per share). The exercise price of the warrants is also subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. The warrants must be exercised for cash, except that if the Company fails to maintain an effective registration statement covering the exercise of the warrants, the warrants may be exercised on a net, or cashless basis. In addition, subject to the satisfaction of certain conditions set forth in the warrants, at the Company’s option, the Company has the right to force the holders of the warrants to exercise their warrants in full if the volume-weighted average price of the Company’s common stock for any 20 consecutive trading-day period beginning after the 90th day following the Adjustment Date exceeds $18.00 per share.

Common Stock Warrant Valuation

The Company accounts for its common stock warrants under guidance in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The guidance requires the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statements of operations.

At March 31, 2015 and February 18, 2015, the Company had warrants outstanding to purchase 8,300,000 shares of common stock, respectively, having an initial exercise price of $10.86 per share, which warrants were issued by the Company in the February 2015 offering. The fair value of these warrants on March 31, 2015 and February 18, 2015 was determined using a Monte-Carlo simulation model that accounted for the estimated changes to exercise price between the issuance date and the Adjustment Date along with the following key level 3 inputs:

	March 31, 2015	February 18, 2015
Risk-free interest rate	1.34%	1.52%
Expected life (in years)	4.89	5.00
Dividend yield	—	—
Volatility	50%	50%
Stock price	$4.06	$4.26

On February 18, 2015, the Company determined the fair value of the February 2015 warrants to be $14.7 million and classified that amount of the net proceeds from the February 2015 offering to warrant liability. During the three months ended March 31, 2015, the change in fair value of $1.2 million of noncash income related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

At both March 31, 2015 and December 31, 2014, the Company also had warrants outstanding to purchase 3,846,165 shares of common stock, having an exercise price of $2.46 per share, which warrants were initially issued by the Company in an underwritten public offering in March 2011. The fair value of these warrants on March 31, 2015 and December 31, 2014 was determined using a Black Scholes valuation model with the following level 3 inputs:

	March 31, 2015	December 31, 2014
Risk-free interest rate	0.26%	0.67%
Expected life (in years)	0.96	1.21
Dividend yield	—	—
Volatility	52%	49%
Stock price	$4.06	$3.18

During the three months ended March 31, 2015, the change in fair value of $2.7 million of noncash expense related to the March 2011 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the February 2015 and March 2011 offerings, subject to fair value measurements as of March 31, 2015 and December 31, 2014:

	Fair Value as of March 31, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
February 2015 warrants	$13,493	$—	$—	$13,493
March 2011 warrants	6,692	—	—	6,692
Total common stock warrants	$20,185	$—	$—	$20,185

	Fair Value as of December 31, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
March 2011 warrants	3,961	—	—	3,961
Total common stock warrants	$3,961	$—	$—	$3,961

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2014	$3,961
Initial fair value of common stock warrants related to February 2015 offering	14,692
Change in fair value of common stock warrants during three months ended March 31, 2015	1,532
Exercise of warrants during three months ended March 31, 2015	—

Balance at March 31, 2015	$20,185

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the 2004 Purchase Plan, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the unaudited consolidated statements of operations for the three months ended March 31, 2015 and 2014 as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization of stock-based compensation:
Research and development	$817	$671
General and administrative	604	595
	$1,421	$1,266

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the 2004 Purchase Plan was estimated using the following weighted-average assumptions for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Employee Stock Options:
Risk-free interest rate	1.70%	1.90%
Expected term (in years)	6.02	6.04
Dividend yield	—	—
Volatility	83%	96%
Weighted-average fair value of stock options granted	$3.13	$3.84

	Three Months Ended March 31,
	2015	2014
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.38%	0.18%
Expected term (in years)	1.25	1.23
Dividend yield	—	—
Volatility	51%	53%
Weighted-average fair value of ESPP purchase rights	$1.59	$1.79

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.4 million and $1.2 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s equity incentive plans and 2004 Purchase Plan, for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $14.6 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.87 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $24,000 and $36,000 for the three months ended March 31, 2015 and 2014, respectively.

Equity Incentive Plans

Equity Incentive Plans At March 31, 2015, 2,537,763 shares were authorized and available for issuance under the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	8,168,942	$3.69	—	—
Granted	1,911,500	$4.42	—	—
Exercised	(61,456)	$1.83	—	—
Forfeitures	(25,770)	$5.15	—	—

Outstanding at March 31, 2015	9,993,216	$3.83	7.53	$8,802,913

Vested and expected to vest March 31, 2015	9,878,829	$3.83	7.51	$8,787,468
Exercisable at March 31, 2015	5,521,561	$3.33	6.31	$8,010,861

The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 were $0.2 million and $0.1 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2015, an additional 100,000 shares was authorized for issuance under the 2004 Purchase Plan pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the three months ended March 31, 2015, plan participants had purchased 74,673 shares at an average purchase price of $3.43 for total cash proceeds of $0.3 million.  At March 31, 2015, 206,231 shares were authorized and available for issuance under the 2004 Purchase Plan.

NOTE 6 — FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with ASC 820 “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value as of March 31, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$10,366	$10,366	$—	$—
Certificates of deposit	1,475	—	1,475	—
Corporate debt securities	31,935	—	31,935	—
Government securities	24,021	—	24,021	—
Commercial paper	14,240	—	14,240	—

Total cash equivalents and marketable securities	$82,037	$10,366	$71,671	$—

	Fair Value as of December 31, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$3,369	$3,369	$—	$—
Certificates of deposit	2,505	—	2,505	—
Corporate debt securities	28,081	—	28,081	—
Government securities	19,123	—	19,123	—
Commercial paper	5,499	—	5,499	—

Total cash equivalents and marketable securities	$58,577	$3,369	$55,208	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2015 and December 31, 2014:

As of March 31, 2015 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$10,366	$—	$—	$10,366
Certificates of deposit	1,475	—	—	1,475
Corporate debt securities	31,950	4	(19)	31,935
U.S. Government securities	24,021	2	(2)	24,021
Commercial paper	14,240	—	—	14,240
	82,052	6	(21)	82,037
Less cash equivalents	20,014	—	—	20,014
Total marketable securities	$62,038	$6	$(21)	$62,023

As of December 31, 2014 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,369	$—	$—	$3,369
Certificates of deposit	2,505	—	—	2,505
Corporate debt securities	28,094	1	(14)	28,081
U.S. Government securities	19,123	3	(3)	19,123
Commercial paper	5,499	—	—	5,499
	58,590	4	(17)	58,577
Less cash equivalents	8,368	—	—	8,368
Total marketable securities	$50,222	$4	$(17)	$50,209

There were no realized gains or losses in the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the weighted average maturity for the Company’s available for sale securities was 4.9 months, with the longest maturity being May 2016.

The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2015 (in thousands):

	In loss position for less than twelve months
As of March 31, 2015 (in thousands):	Fair Value	Unrealized Loss
U.S. Government securities	$12,170	$(2)
Corporate debt securities	22,011	(19)
Total marketable securities	$34,181	$(21)

The Company determined the fair value of the liability associated with its February 2015 and March 2011 warrants to purchase in aggregate 12.1 million shares of outstanding common stock using a Monte Carlo Simulation Model and a Black-Scholes Model, respectively. See detailed discussion in Note 4 — Stockholders’ Equity (Deficit).

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

Years Ending December 31,
2015	$691
2016	953
2017	238
Thereafter	—
Total	$1,882

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “will,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

●	the clinical development of evofosfamide (formerly TH-302) and its expected uses and benefits;
●

anticipated clinical developmental events for evofosfamide, including the timing of the commencement, conduct and completion of clinical trials for evofosfamide and the timing of any efficacy and/or safety analyses from ongoing trials;

●	anticipated milestone payments from Merck KGaA;
●	the success of any clinical trials that we and/or Merck KGaA commence;
●	our and Merck KGaA’s potential receipt of regulatory approvals, and our and Merck KGaA’s satisfaction of ongoing regulatory review;
●	our and Merck KGaA’s ability to timely develop a viable commercial formulation of evofosfamide;
●	whether any product candidates that we and/or Merck KGaA are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
●	our anticipated clinical development of TH-4000 (formerly referred to as PR610 or Hypoxin™) and the timing thereof, as well as its potential therapeutic benefit;
●	uncertainties associated with obtaining and enforcing patents and other intellectual property rights;
●	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities;
●	anticipated expenses, including clinical trial, research and development and personnel costs;
●	the anticipated sufficiency of our cash resources and our need for additional capital;
●	our projected financial performance; and
●	the clinical development of [18-F]-HX4 and its expected uses and benefits.

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

Overview

We are a biotechnology company using our expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. Threshold’s lead investigational small molecule, evofosfamide (formerly TH-302), is being evaluated in two pivotal Phase 3 clinical trials, one registrational Phase 2 clinical trial, and multiple earlier-stage clinical trials. We have a global license and co-development agreement for evofosfamide with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. Evofosfamide is designed to be activated under severe tumor hypoxic conditions, a hallmark of many cancers. We believe that by virtue of targeting tumor hypoxia, evofosfamide may have broad clinical applicability across many types of solid tumors and some hematological malignancies. We are also engaged in the development of TH-4000, a hypoxia-activated, irreversible epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor (TKI) licensed from the University of Auckland; two Phase 2 proof-of-concept clinical trials of TH-4000 are in the planning stages.

The most advanced clinical study of evofosfamide is a global pivotal Phase 3 clinical trial of evofosfamide plus doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma, which we refer to as the 406 trial. The 406 trial is being conducted under a Special Protocol Assessment (SPA) agreement with the FDA and received Fast Track Designation in November 2014. The primary endpoint in the 406 trial is overall survival. We will remain blinded to the data from the 406 trial until the primary efficacy analysis is conducted, which is scheduled to occur after 434 deaths are reported. We currently project that the required number of protocol specified events will be reached in the latter half of 2015, with the results of the primary efficacy analysis expected to be available shortly thereafter.

Our partner Merck KGaA, Darmstadt, Germany, is conducting the other phase 3 clinical trial of evofosfamide, which is a global pivotal Phase 3 MAESTRO (MetastAtic or unrESectable pancreaTic adenocaRcinOma) study assessing the efficacy and safety of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma. The primary efficacy endpoint is overall survival. The trial is also being conducted under an SPA agreement with the FDA. We have similar expectations for the timing of events and availability of data for the pivotal Phase 3 MAESTRO trial as for the 406 trial.

In June 2014, we announced the initiation of a 440-patient, randomized, double-blind, placebo-controlled trial of evofosfamide in combination with pemetrexed in patients with second-line advanced non-squamous non-small cell lung cancer (which we refer to as the 415 trial). The international Phase 2 trial is designed to support registration and will compare the combination of evofosfamide plus pemetrexed versus the combination of pemetrexed plus placebo as second-line therapy in this patient population. The study’s primary efficacy endpoint is overall survival and secondary endpoints include safety and assessment of anti-tumor activity as determined by progression-free survival and objective response rate. Enrollment in the study is ongoing.

We are conducting a Phase 1/2 open label clinical trial of evofosfamide to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of evofosfamide in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). The 408 trial is in the final stage of dosing, which is evaluating evofosfamide in combination with the proteasome inhibitor bortezomib (Velcade®) plus low-dose dexamethasone in patients with relapsed/refractory multiple myeloma. In December 2014, preliminary results from this portion of the trial were reported at December 2014 American Society of Hematology (ASH) annual meeting including that the recommended Phase 2 dose of evofosfamide in combination with bortezomib and low-dose dexamethasone was determined to be 340 mg/m2. Enrollment is ongoing.

In addition to the registration programs described above, evofosfamide is under active investigation for the treatment of a variety of other tumor types. Early data from some of these early-stage trials have been presented at major medical congresses and are suggestive of potential evofosfamide activity in cancers such as multiple myeloma and glioblastoma.

With respect to TH-4000, we expect to initiate two Phase 2 proof-of-concept clinical trials of TH-4000: one in patients with EGFR-positive, T790M-negative non-small cell lung cancer (NSCLC) and the other in patients with recurrent/metastatic head and neck cancer.  We expect to initiate our first planned Phase 2 proof-of-concept clinical trial of TH-4000 in patients with EGFR-positive, T790M-negative NSCLC later in the second quarter of 2015.

We are also working to broaden the potential applicability of evofosfamide as well as to discover additional therapeutics that will selectively target cancer cells. We also seek to optimize patient selectivity for our hypoxia-targeted therapeutics through the development of our [18F]-HX4 investigational hypoxia Positron Emission Tomography (PET) tracer. [18F]-HX4 is a radiolabeled tracer that we acquired from Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of March 31, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $83.1 million and $58.6 million, respectively.

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

Results of Operations

Revenue. For both of the three months ended March 31, 2015 and 2014, we recognized $3.7 million in revenue from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our collaboration with Merck KGaA. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. We expect revenue to remain unchanged in 2015 compared to 2014 due to the amortization of milestone payments earned in 2013 and 2012.

Research and Development. Research and development expenses were $10.7 million for the three months ended March 31, 2015 compared to $9.7 million for the three months ended March 31, 2014, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $1.0 million increase in expenses is due primarily to an increase of $0.5 million in consulting and employee related expenses and a $0.5 million increase in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide.

During the three months ended March 31, 2015 and 2014, we were engaged in two primary research and development programs: the development of evofosfamide, which is the subject of two ongoing pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; and our discovery research program aimed at identifying new drug candidates. During the three months ended March 31, 2015, we were also engaged in preclinical evaluation of TH-4000. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide) attributable to each of our programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended March 31,
	2015	2014
Evofosfamide	$8,594	$8,232
TH-4000	830	—
Discovery Research	1,256	1,421
Total Research and Development Expenses	$10,680	$9,653

Research and development expenses associated with our internally discovered compound evofosfamide were $8.5 million and $8.2 million for the three months ended March 31, 2015 and 2014, respectively, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The increase of $0.3 million during the three months ended March 31, 2015, compared to same period in 2014, net of reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, was due primarily to an increase in development costs for the MAESTRO trial partially offset by a decrease in development costs for the 415 and 406 trials. Evofosfamide continues to progress through the 406 trial, the MAESTRO trial, the 415 trial that was initiated in June 2014, and the various earlier stage trials.

Research and developments expenses associated with TH-4000, which we licensed rights to September 2014, were $0.8 million related to preclinical studies and clinical activities to support initiation of two planned Phase 2 proof-of-concept clinical trials in a subset of molecularly-defined non-small cell lung and head and neck cancer patients. Discovery research and development expenses were $1.3 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

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

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management of our research and development programs to be critical to our long-term success. The actual probability of success for evofosfamide, TH-4000 and potential future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy may include entering into collaborations with third parties, such as our evofosfamide collaboration with Merck KGaA, to participate in the development and commercialization of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our future clinical product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, evofosfamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and Merck KGaA will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our and Merck KGaA’s prior and ongoing clinical studies and the willingness of Merck KGaA to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we and Merck KGaA may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. In addition, our development of TH-4000 is at a very early stage and it is possible that TH-4000 may not be found to be safe or effective in our two planned Phase 2 proof-of- concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate.

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

General and Administrative. General and administrative expenses were $2.6 million for both of the three months ended March 31, 2015 and 2014. We currently expect our general and administrative expenses to increase in 2015 compared to 2014 due to increased employee-related and consulting expenses to support activities related to our collaboration with Merck KGaA and the ongoing clinical development of evofosfamide, as well as the planned clinical development of TH-4000.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended March 31, 2015 was net interest income of $33,000 compared to $40,000 of net interest income for the same period in 2014.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2015 was non-cash expense of $1.5 million compared to non-cash income of $1.5 million for the three months ended March 31, 2014. The non-cash expense during the three months ended March 31, 2015 was due to a net increase in the fair value of the outstanding warrants as result of an increase in the underlying price of the common stock during that period, whereas the non-cash income during the three months ended March 31, 2014 was due to a decrease in the fair value of the outstanding warrants as a result of a decrease in the underlying price of the common stock. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. To date we have received $110 million in upfront and milestone payments from our collaboration with Merck KGaA. We had cash, cash equivalents and marketable securities of $83.1 million and $58.6 million at March 31, 2015 and December 31, 2014, respectively, available to fund operations.

In February 2015, we completed an underwritten public offering of 8,300,000 shares of our common stock and accompanying warrants to purchase up to 8,300,000 shares of our common stock. Net proceeds from the sale of common stock and accompanying warrants, excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $28.1 million after deducting the underwriting discount and offering expenses payable by us.

Net cash used in operating activities for the three months ended March 31, 2015 was $3.8 million compared to net cash provided by operating activities of $4.4 million for the three months ended March 31, 2014. The increase of $8.2 million in cash used in operations was primarily attributable to a decrease of $10.8 million of cash received related to payments from the Merck KGaA collaboration during the three months ended March 31, 2015 compared to the same period in 2014.

Net cash used in investing activities for the three months ended March 31, 2015 was $12.0 million compared with net cash used in investing activities of $5.2 million for the three months ended March 31, 2014. The $6.8 million increase in cash used in investing activities was due primarily to an increase in proceeds used in the purchase of marketable securities net of proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $28.5 million and $0.3 million, respectively. The $28.2 million increase in cash provided by financing activities was primarily due to the $28.1 million net proceeds received from the completion of our underwritten public offering in February 2015.

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

We may seek to raise capital through a variety of sources, including:

●	the public equity market, including pursuant to our at market issuance sales agreement discussed below;
●	private equity financing;
●	collaborative arrangements;
●	licensing arrangements; and/or
●	public or private debt.

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

During the three months ended March 31, 2015, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with Securities and Exchange Commission on March 3, 2015.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 3, 2015.

Recent Accounting Pronouncements Not Yet Adopted

In August 2014, the Financing Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No.

2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and, as such, will be applicable to us in 2017. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

•our ability to fund 30% of the global development expenses of evofosfamide;

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

•possible disagreements with Merck KGaA as to development plans, clinical trials, regulatory marketing or sales;

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

•loss of significant rights if we fail to meet our obligations under the collaboration agreement;

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

Delays in the progression of our or Merck KGaA’s clinical trials could result in us not meeting previously announced clinical milestones and could materially impact our product development costs and milestone revenue and delay regulatory approval of our product candidates. We do not know whether planned clinical trials will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

•adverse safety events experienced during our clinical trials;

•a lower than expected frequency of clinical trial events;

•delays in obtaining clinical materials;

•slower than expected patient recruitment to participate in clinical trials;

•	delays in reaching agreement on acceptable clinical trial agreement terms with prospective sites or obtaining institutional review board approval,

•delays in obtaining regulatory approval to commence new trials;

•changes to clinical trial protocols; and

•disagreements with Merck KGaA on development plans.

For example, we previously projected that the number of events, or deaths, required for the primary efficacy analysis of the 406 trial may be reached by mid-2015; however, based on current projections, we currently expect that the number of protocol-specified events for the 406 trial will be reached in the latter half of 2015, with the results of the primary efficacy analyses for the 406 trial to be available shortly thereafter. However, because the timing of the availability of the overall survival results of the 406 trial is event- driven, which we do not control, we cannot predict with certainty when overall survival results will be available and it is possible that the completion of the 406 trial could again be delayed beyond our expectations.

Delays in clinical trials can also result from difficulties in enrolling patients in our clinical trials, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations. Timely completion of clinical trials depends, in addition to the factors outlined above, on our ability to enroll a sufficient number of patients, which itself is a function of many factors, including:

•the therapeutic endpoints chosen for evaluation;

•the eligibility criteria defined in the protocol;

•the perceived benefit of the investigational drug under study;

•the size of the patient population required for analysis of the clinical trial’s therapeutic endpoints;

•our ability to recruit clinical trial investigators and sites with the appropriate competencies and experience;

•our ability to obtain and maintain patient consents; and

•competition for patients by clinical trial programs for other treatments.

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

•the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;

•clinical trial results may not meet the level of statistical significance required by the FDA or other regulatory agencies;

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

We have limited experience and data on the drug substance synthesis and the initial formulation for TH-4000. This initial formulation and those of our potential future product candidates may not remain stable during the clinical testing phase.  If these formulations were found to be unstable during clinical testing, we may be required to repeat the initial clinical trials which could increase our costs and delay the development of the applicable product candidate.  We may be required to reformulate these product candidates, including TH-4000, to improve stability. However, it is possible that we might not be able to develop a formulation of TH-4000 or other future product candidates with adequate quality that meets the need for testing in our clinical trials. We may also be required to perform additional clinical bridging studies which may further delay development. We may also be unable to scale up the manufacturing process to synthesize the current drug substance and current formulations, or the newly developed formulations, any of which could adversely affect our ability to advance the development of, and potentially obtain regulatory approval of, the applicable product candidate.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication.  Marketing applications filed by sponsors of product candidates in the fast track process may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such review. Although we have obtained a fast track designation from the FDA for evofosfamide for the treatment of previously untreated patients with metastatic or locally advanced unresectable soft tissue sarcoma, receipt of fast track designation does not ensure a faster development process, review or FDA approval. In addition, the FDA may withdraw our fast track designation at any time. If we lose our fast track designation for evofosfamide, the approval process may be delayed. In addition, our fast track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that evofosfamide will receive any regulatory approvals.

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

We are focused on the design and development of novel cyotoxic prodrug compounds for the treatment of cancer. However, evofosfamide is currently our only product candidate in clinical development and we may be unable to discover and develop additional product candidates suitable for clinical testing. Likewise our strategy may include acquiring or in-licensing additional product candidates or development programs that build on our expertise and complement our pipeline. Any growth through acquisition or in-licensing will depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. Even if appropriate acquisition or in-licensing opportunities are available, we may not have the financial resources necessary to pursue them. In addition, other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for acquisition or in-licensing opportunities. In addition, we may not be able to realize the anticipated benefits of any acquisition or in-licensing opportunity for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials or the integration of an acquired or licensed product candidate gives rise to unforeseen difficulties and expenditures. For example, in September 2014, we licensed rights to TH-4000, a clinical-stage investigational compound that we plan to evaluate in two Phase 2 proof-of-concept clinical trials, one in a population of patients with non-small cell lung cancer and one in a population in patients with head and neck cancer. However, our evaluation of TH-4000 is at an early stage and it is possible that TH-4000 may not be found to be safe or effective in the planned Phase 2 proof-of-concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate. In this regard, TH-4000 was previously being developed in a different patient population than the populations we are targeting and a prior clinical trial evaluating TH-4000 in that different patient population was terminated prematurely due to unacceptable toxicity. While we plan to evaluate TH-4000 in patient populations that we believe may be responsive to TH-4000 at doses lower than was targeted in the terminated clinical trial, we cannot assure you that we will be able to determine an appropriate dose that is both safe and effective for the patient populations we are targeting. In any event, any growth through development of additional product candidates will depend upon our discovering and/or identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. If we are unable to discover or obtain suitable product candidates for development, our growth and revenue potential could be significantly harmed.

Even if we obtain regulatory approval, our marketed drugs will be subject to ongoing regulatory review. If we or Merck KGaA fail to comply with continuing United States and foreign regulations, we or they could lose our approvals to market drugs and our business would be seriously harmed.

Following initial regulatory approval of any drugs we and /or Merck KGaA may develop, we and Merck KGaA will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require FDA approval before the product, as modified, can be marketed. Manufacturers of our products, if approved, will be subject to ongoing FDA requirements for submission of safety and other post- market information. If such manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

•issue warning letters;

•impose civil or criminal penalties;

•suspend or withdraw our regulatory approval;

•suspend or terminate any of our ongoing clinical trials;

•refuse to approve pending applications or supplements to approved applications filed by us;

•impose restrictions on our operations;

•close the facilities of our contract manufacturers;

•seize or detain products or require a product recall, or

•revise or restrict labeling and promotion.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the three months ended March 31, 2015, we had an operating loss of $9.6 million and a net loss of $11.2 million, including $1.5 million in non-cash expense related to the change in the fair value of outstanding warrants. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•the achievement of certain milestone events under, and the continued effectiveness of, our collaborative arrangement with Merck KGaA;

•the extent of product development funding under our collaborative arrangement with Merck KGaA;

•the terms and timing of any future collaborative, licensing, acquisition or other arrangements that we may establish;

•the scope, rate of progress and cost of our clinical trials and other research and development activities;

•the costs and timing of obtaining regulatory approvals;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•the cost and timing of establishing sales, marketing and distribution capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;

•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and

•the costs of lawsuits involving us or our product candidates.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to development of evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to develop TH-4000, and to support new in-house development programs or to in-license or otherwise acquire and develop additional product candidates or programs.

We may seek to raise capital through a variety of sources, including:

•the public equity market, including pursuant to our at market issuance sales agreement, or the sales agreement, with MLV & Co. LLC, or MLV;

•private equity financing;

•collaborative arrangements;

•licensing arrangements; and/or

•public or private debt.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management and scientific staff, particularly our Chief Executive Officer, Dr. Harold E. Selick, and our Chief Scientific Officer, Dr. Mark D. Matteucci. We do not have an employment agreement with Drs. Selick or Matteucci. The loss of the services of Drs. Selick or Matteucci or one or more of our other key employees could delay or have an impact on the successful completion of our clinical trials or the development of additional product candidates.

As of March 31, 2015, we had 62 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post- change taxable income or taxes may be limited. Our prior and potential future equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

Our facilities in California are located near an earthquake fault, and an earthquake or other natural disaster or resource shortage could disrupt our operations

Important documents and records, such as hard copies of our laboratory books and records for our product candidates, are located in our corporate facilities in South San Francisco, California, near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and could result in additional expense. Although we maintain business interruption insurance coverage, the policy specifically excludes coverage for earthquake and flood.

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

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. In this regard, while we have obtained certain quantities of TH-4000 API and drug product from our licensor, we may determine that such API and drug product is not usable or is otherwise insufficient in order for us to commence or complete our planned Phase 2 proof-of-concept clinical trials of TH-4000 and we may need to obtain sufficient supplies of TH-4000 API and drug product from contract manufacturers prior to commencing either or both of our planned Phase 2 proof-of-concept clinical trials, which could delay the commencement or completion of these planned clinical trials, could increase our costs and could negatively impact our planned TH-4000 development program. Depending upon the duration of the clinical studies, we might need to develop a new formulation of TH-4000. It is possible that we might not be able to develop a formulation with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any planned or potential future clinical trials of our product candidates, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all. Any delay in receiving sufficient supplies of clinical trial product for our planned or potential future studies could negatively impact our development programs.

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

Although we have U.S. and foreign issued patents that cover certain hypoxia-targeted prodrugs, including evofosfamide and TH-4000, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia- targeted prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia-targeted prodrug product candidates.

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

•we might not have been the first to file patent applications for these inventions;

•others may independently develop identical, similar or alternative product candidates to any of our product candidates;

•our pending patent applications may not result in issued patents;

•	our issued patents may not provide a basis for commercially viable products or may not provide us with any competitive advantages or may be challenged by third parties;

•others may design around our patent claims to produce competitive products that fall outside the scope of our patents;

•we may not develop additional patentable proprietary technologies related to our product candidates; or

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, evofosfamide would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. If approved for sale for soft tissue sarcoma, evofosfamide could potentially compete with doxorubicin or the combination of doxorubicin and ifosfamide, generic products sold by many manufacturers. If approved for commercial sale for treatment-resistant non-small cell lung cancer, TH-4000 could potentially compete with other EGFR-TKIs currently in late-stage clinical development including AstraZeneca’s AZD-9291, Clovis Oncology’s CO-1686, and Pfizer’s dacomitinib. If approved for commercial sale for recurrent/metastatic head and neck cancer, TH-4000 could potentially compete with Bristol Myers Squibb’s Erbitux®, an approved agent, or other agents currently in late-stage clinical development including an EGFR TKI, Boehringer Ingelheim's afatinib and Bristol Myers Squibb's nivolumab and Merck's pembrolizumab, both PD-1 inhibitors. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with evofosfamide, TH-4000 or other product candidates we may develop. In short, each cancer indication for which we are or may be developing product candidates has a number of established medical therapies with which our candidates will compete. Our evofosfamide product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Regardless of merit or eventual outcome, product liability claims may result in:

•delay or failure to complete our clinical trials;

•withdrawal of clinical trial participants;

•decreased demand for our product candidates;

•injury to our reputation;

•litigation costs;

•substantial monetary awards against us; and

•diversion of management or other resources from key aspects of our operations.

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

Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any approved products will depend on a number of factors, including:

•the effectiveness of the product;

•the prevalence and severity of any side effects;

•potential advantages or disadvantages over alternative treatments;

•relative convenience and ease of administration;

•the strength of marketing and distribution support;

•the price of the product, both in absolute terms and relative to alternative treatments; and

•sufficient third-party coverage or reimbursement.

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

Our ability to commercialize any approved products successfully will depend in part on the extent to which coverage and reimbursement will be available from governmental and other third-party payors, both in the United States and in foreign markets. Even if we succeed in bringing one or more products to the market, the amount reimbursed for our products may be insufficient to allow us to compete effectively and could adversely affect our profitability. Coverage and reimbursement by a governmental and other third-party payor may depend upon a number of factors, including a governmental or other third-party payor’s determination that use of a product is:

•a covered benefit under its health plan;

•safe, effective and medically necessary;

•appropriate for the specific patient;

•cost-effective; and

•neither experimental nor investigational.

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

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale- discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

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

•adverse results or delays in our or Merck KGaA’s clinical trials of evofosfamide;

•	announcements of FDA non-approval of our product candidates, or delays in the FDA or other foreign regulatory agency review process;

•our or Merck KGaA’s failure to meet milestones that would have given rise to payments under our agreement with Merck KGaA;

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

•announcements of technological innovations, patents or new products by us or our competitors;

•regulatory developments in the United States and foreign countries;

•any lawsuit involving us or our product candidates;

•announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;

•developments concerning any strategic alliances or acquisitions we may enter into;

•actual or anticipated variations in our operating results;

•changes in recommendations by securities analysts or lack of analyst coverage;

•deviations in our operating results from the estimates of analysts;

•sales of our common stock by us, including under our sales agreement with MLV;

•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and

•loss of any of our key scientific or management personnel.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of March 31, 2015, we had 71,334,362 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On August 1, 2014, we entered into the Sales Agreement with MLV, under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $30 million. To the extent that we sell shares of our common stock pursuant to the Sales Agreement with MLV, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. As of March 31, 2015, warrants to purchase 1,879,062 shares of common stock issued in March 2011 had been exercised. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price will be subject to adjustment (including to as low as $3.62 per share). In addition, as of March 31, 2015, there were 9,993,216 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.83 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•providing for a classified board of directors with staggered terms;

•requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•eliminating the ability of stockholders to call special meetings of stockholders;

•prohibiting stockholder action by written consent; and

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

4.1

Form of Warrant issued pursuant to the Registrant’s prospectus supplement, dated February 11, 2015, and accompanying prospectus (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

10.1

Form of Change of Control Severance Agreement for employees at the Vice President level (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

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

Threshold Pharmaceuticals, Inc.

Date: April 30, 2015	/s/ Harold E. Selick, Ph.D.
Harold E. Selick, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2015	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Form of Warrant issued pursuant to the Registrant’s prospectus supplement, dated February 11, 2015, and accompanying prospectus (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

10.1

Form of Change of Control Severance Agreement for employees at the Vice President level (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

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