Form 10-Q
period 2015-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2015-07-30
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

On July 24, 2015, there were 71,334,779 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2015	December 31, 2014 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,569	$8,391
Marketable securities, current	56,450	50,209
Collaboration receivable	3,647	7,248
Prepaid expenses and other current assets	1,500	832
Total current assets	72,166	66,680
Marketable securities, non-current		—
Property and equipment, net	424	557
Other assets	1,264	1,159
Total assets	$73,854	$68,396
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$635	$2,074
Accrued clinical and development expenses	7,720	5,998
Accrued liabilities	2,451	3,180
Deferred revenue, current	14,722	14,722
Total current liabilities	25,528	25,974
Warrant liability	19,627	3,961
Deferred revenue, non-current	54,833	62,194
Deferred rent	169	243
Total liabilities	100,157	92,372
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 71,334,779 shares at June 30, 2015 and 62,898,233 shares at December 31, 2014	71	63
Additional paid-in capital	366,366	349,236
Accumulated other comprehensive gain (loss)	(18)	(13)
Accumulated deficit	(392,722)	(373,262)
Total stockholders’ equity (deficit)	(26,303)	(23,976)
Total liabilities and stockholders’ equity (deficit)	$73,854	$68,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$3,680	$3,680	$7,361	$7,361
Operating expenses:
Research and development	10,141	8,664	20,821	18,317
General and administrative	2,480	2,477	5,096	5,111
Total operating expenses	12,621	11,141	25,917	23,428
Loss from operations	(8,941)	(7,461)	(18,556)	(16,067)
Interest income (expense), net	39	30	72	70
Other income (expense), net	596	6,665	(976)	8,122
Net loss	(8,306)	(766)	(19,460)	(7,875)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(3)	4	(5)	(11)
Comprehensive loss	$(8,309)	$(762)	$(19,465)	$(7,886)
Net loss per common share:
Basic	$(0.12)	$(0.01)	$(0.28)	$(0.13)
Diluted	$(0.12)	$(0.12)	$(0.28)	$(0.25)
Weighted average number of shares used in per common share calculations:
Basic	71,334	59,347	69,046	59,325
Diluted	72,815	62,998	69,046	63,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,460)	$(7,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	503	726
Stock-based compensation expense	3,316	2,734
Change in common stock warrant value	974	(8,122)
(Gain) loss on sale of investments, property and equipment	14	—
Changes in operating assets and liabilities:
Collaboration receivable	3,601	13,831
Prepaid expenses and other assets	(773)	(699)
Accounts payable	(1,439)	1,202
Accrued clinical and development expenses	1,722	(271)
Accrued liabilities	(729)	(650)
Deferred rent	(74)	34
Deferred revenue	(7,361)	(7,361)
Net cash (used in) provided by operating activities	(19,706)	(6,451)
Cash flows from investing activities:
Acquisition of property and equipment	(55)	(171)
Acquisition of marketable securities	(39,479)	(33,137)
Proceeds from sale of marketable securities	1,997	8,214
Proceeds from maturities of marketable securities	30,907	30,355
Net cash (used in) provided by investing activities	(6,630)	5,261
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	28,514	374
Net cash provided by financing activities	28,514	374
Net increase (decrease) in cash and cash equivalents	2,178	(816)
Cash and cash equivalents, beginning of period	8,391	7,279
Cash and cash equivalents, end of period	$10,569	$6,463

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss - basic	$(8,306)	$(766)	$(19,460)	$(7,875)
Less: noncash income from change in fair value of common stock warrants	(308)	(6,665)	—	(8,122)

Net loss - diluted	(8,614)	(7,431)	(19,460)	(15,997)

Denominator:
Weighted average common shares outstanding	71,334	59,347	69,046	59,325
Dilutive effect of warrants	1,481	3,651	—	4,108

Weighted-average common shares outstanding and dilutive potential common shares — diluted	72,815	62,998	69,046	63,433

Net loss per share
Basic	$(0.12)	$(0.01)	$(0.28)	$(0.13)
Diluted	$(0.12)	$(0.12)	$(0.28)	$(0.25)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”)   were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares issuable upon exercise of warrants	8,300	—	12,146	—
Shares issuable upon exercise of stock options	10,151	8,161	10,151	8,161
Shares issuable related to the 2004 Purchase Plan	73	71	73	71

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

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for evofosfamide and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company has recorded $110 million of the upfront payment and milestones payments as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $3.7 million and $7.4 million of revenue during the three and six months ended June 30, 2015, respectively, and $3.7 million and $7.4 million of revenue during the three and six months ended June 30, 2014, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of its collaboration. The Company also earned $3.6 million and $5.6 million reimbursement for eligible worldwide development expenses for evofosfamide from Merck KGaA during the three and six months ended June 30, 2015, respectively, compared to $3.5 million and $9.4 million during the three and six months ended June 30, 2014, respectively. Such earned reimbursement has been reflected as a reduction of research and development expenses.

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

At both June 30, 2015 and February 18, 2015, the Company had warrants outstanding to purchase 8,300,000 shares of common stock, having an initial exercise price of $10.86 per share, which warrants were issued by the Company in the February 2015 offering. The fair value of these warrants on June 30, 2015 and February 18, 2015 was determined using a Monte-Carlo simulation model that accounted for the estimated changes to the exercise price between the issuance date and the Adjustment Date along with the following key level 3 inputs:

	June 30, 2015	February 18, 2015
Risk-free interest rate	1.52%	1.52%
Expected life (in years)	4.64	5.00
Dividend yield	—	—
Volatility	50%	50%
Stock price	$4.04	$4.26

On February 18, 2015, the Company determined the fair value of the February 2015 warrants to be $14.7 million and classified that amount of the net proceeds from the February 2015 offering to warrant liability. During the three and six months ended June 30, 2015, the change in fair value of $0.3 million and $1.5 million of noncash income, respectively, related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

At both June 30, 2015 and December 31, 2014, the Company also had warrants outstanding to purchase 3,846,165 shares of common stock, having an exercise price of $2.46 per share, which warrants were initially issued by the Company in an underwritten public offering in March 2011. The fair value of these warrants on June 30, 2015 and December 31, 2014 was determined using a Black Scholes valuation model with the following key level 3 inputs:

	June 30, 2015	December 31, 2014
Risk-free interest rate	0.28%	0.67%
Expected life (in years)	0.71	1.21
Dividend yield	—	—
Volatility	51%	49%
Stock price	$4.04	$3.18

During the three and six months ended June 30, 2015, the change in fair value of $0.2 million of noncash income and $2.5 million of noncash expense, respectively, related to the March 2011 warrants was recorded as other income (expense) in the Company’s condensed consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the February 2015 and March 2011 offerings, subject to fair value measurements as of June 30, 2015 and December 31, 2014:

	Fair Value as of June 30, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
February 2015 warrants	$13,242	$—	$—	$13,242
March 2011 warrants	6,385	—	—	6,385
Total common stock warrants	$19,627	$—	$—	$19,627

	Fair Value as of December 31, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
March 2011 warrants	3,961	—	—	3,961
Total common stock warrants	$3,961	$—	$—	$3,961

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2014	$3,961
Initial fair value of common stock warrants related to February 2015 offering	14,692
Change in fair value of common stock warrants during six months ended June 30, 2015	974
Exercise of warrants during six months ended June 30, 2015	—
Balance at June 30, 2015	$19,627

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the 2004 Purchase Plan, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the unaudited consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of stock-based compensation:
Research and development	$1,174	$846	$1,991	$1,517
General and administrative	721	622	1,325	1,217
	$1,895	$1,468	$3,316	$2,734

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the 2004 Purchase Plan was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee Stock Options:
Risk-free interest rate	1.69%	1.81%	1.70%	1.82%
Expected term (in years)	5.58	5.97	5.98	5.97
Dividend yield	—	—	—	—
Volatility	79%	94%	83%	94%
Weighted-average fair value of stock options granted	$2.65	$2.79	$3.08	$2.89

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.38%	0.18%	0.38%	0.18%
Expected term (in years)	1.24	1.23	1.24	1.23
Dividend yield	—	—	—	—
Volatility	51%	53%	51%	53%
Weighted-average fair value of ESPP purchase rights	$1.59	$1.79	$1.59	$1.79

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.9 million and $3.3 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s equity incentive plans and 2004 Purchase Plan, for the three and six months ended June 30, 2015, respectively, and $1.5 million and $2.7 million of stock-based compensation for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $13.4 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.7 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $17,000 and $41,000 for the three and six months ended June 30, 2015, respectively, and $19,000 and $55,000 for the three and six months ended June 30, 2014, respectively.

Equity Incentive Plans

Equity Incentive Plans At June 30, 2015, 2,379,326 shares were authorized and available for issuance under the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	8,168,942	$3.69	—	—
Granted	2,105,500	$4.38	—	—
Exercised	(61,873)	$1.83	—	—
Forfeitures	(61,333)	$4.88	—	—

Outstanding at June 30, 2015	10,151,236	$3.83	7.33	$8,726,000

Vested and expected to vest June 30, 2015	10,051,806	$3.83	7.31	$8,714,000
Exercisable at June 30, 2015	6,032,323	$3.41	6.24	$8,158,000

The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 were $0.2 and $0.2 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2015, an additional 100,000 shares was authorized for issuance under the 2004 Purchase Plan pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the six months ended June 30, 2015, plan participants had purchased 74,673 shares at an average purchase price of $3.43 for total cash proceeds of $0.3 million.  At June 30, 2015, 206,231 shares were authorized and available for issuance under the 2004 Purchase Plan.

NOTE 6 —MARKETABLE SECURITIES AND FAIR VALUE

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value as of June 30, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$6,024	$6,024	$—	$—
Certificates of deposit	356	—	356	—
Corporate debt securities	27,833	—	27,833	—
Government securities	21,709	—	21,709	—
Municipal securities	1,956	—	1,956	—
Commercial paper	8,880	—	8,880	—

Total cash equivalents and marketable securities	$66,758	$6,024	$60,734	$—

	Fair Value as of December 31, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$3,369	$3,369	$—	$—
Certificates of deposit	2,505	—	2,505	—
Corporate debt securities	28,081	—	28,081	—
Government securities	19,123	—	19,123	—
Commercial paper	5,499	—	5,499	—

Total cash equivalents and marketable securities	$58,577	$3,369	$55,208	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2015 and December 31, 2014:

As of June 30, 2015 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$6,024	$—	$—	$6,024
Certificates of deposit	356	—	—	356
Corporate debt securities	27,853	1	(21)	27,833
U.S. Government securities	21,708	2	(1)	21,709
Municipal securities	1,955	1	—	1,956
Commercial paper	8,880	—	—	8,880
	66,776	4	(22)	66,758
Less cash equivalents	10,308	—	—	10,308
Total marketable securities	$56,468	$4	$(22)	$56,450

As of December 31, 2014 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,369	$—	$—	$3,369
Certificates of deposit	2,505	—	—	2,505
Corporate debt securities	28,094	1	(14)	28,081
U.S. Government securities	19,123	3	(3)	19,123
Commercial paper	5,499	—	—	5,499
	58,590	4	(17)	58,577
Less cash equivalents	8,368	—	—	8,368
Total marketable securities	$50,222	$4	$(17)	$50,209

There were no realized gains or losses in the three and six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the weighted average maturity for the Company’s available for sale securities was 4.1 months, with the longest maturity being May 2016.

The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2015 (in thousands):

	In loss position for less than twelve months
As of June 30, 2015 (in thousands):	Fair Value	Unrealized Loss
U.S. Government securities	$6,484	$(1)
Corporate debt securities	24,225	(21)
Total marketable securities	$30,709	$(22)

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

Years Ending December 31,
2015	$375
2016	768
2017	260
Thereafter	—
Total	$1,403

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2015.

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

●	anticipated milestone payments from Merck KGaA;
●	the success of any clinical trials that we and/or Merck KGaA commence;
●	our and Merck KGaA’s potential receipt of regulatory approvals, and our and Merck KGaA’s satisfaction of ongoing regulatory review;
●	our and Merck KGaA’s ability to timely develop a viable commercial formulation of evofosfamide;
●	whether any product candidates that we and/or Merck KGaA are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
●	our anticipated clinical development of tarloxotinib bromide or tarloxotinib (formerly referred to as TH-4000, PR610 or Hypoxin™) and the timing thereof, as well as its potential therapeutic benefit;
●	uncertainties associated with obtaining and enforcing patents and other intellectual property rights;
●	the costs and timing of obtaining drug supply for our pre-clinical and clinical activities;
●	anticipated expenses, including clinical trial, research and development and personnel costs;
●	the anticipated sufficiency of our cash resources and our need for additional capital;
●	our projected financial performance; and
●	the clinical development of [18-F]-HX4 and its expected uses and benefits.

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

Overview

We are a biotechnology company using our expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. Threshold’s lead investigational small molecule, evofosfamide (formerly TH-302), is being evaluated in two pivotal Phase 3 clinical trials, one registrational Phase 2 clinical trial, and multiple earlier-stage clinical trials. We have a global license and co-development agreement for evofosfamide with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. Evofosfamide is designed to be activated under severe tumor hypoxic conditions, a feature of many cancers. We believe that by virtue of targeting tumor hypoxia, evofosfamide may have broad clinical applicability across many types of solid tumors and some hematological malignancies. We are also engaged in the development of tarloxotinib, a hypoxia-activated, irreversible epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor (TKI) licensed from the University of Auckland. We expect to initiate two Phase 2 proof-of-concept clinical trials of tarloxotinib later in the second half of 2015.

Evofosfamide is currently under evaluation in two pivotal Phase 3 trials: one in combination with doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma, which we refer to as the 406 trial, and the other in combination with gemcitabine versus gemcitabine and placebo in patients with locally advanced unresectable or metastatic pancreatic cancer, which we refer to as the MAESTRO trial (Metastatic or unrESectable pancreaTic adenocaRcinOma). Both Phase 3 trials are being conducted under Special Protocol Assessment (SPA) agreements with the U.S. Food and Drug Administration (FDA). The FDA and the European Commission have granted evofosfamide Orphan Drug designation for the treatment of soft tissue sarcoma and pancreatic cancer. The FDA has also granted Fast Track designation for evofosfamide for both soft tissue sarcoma and pancreatic cancer. The primary endpoint for both trials is overall survival. The primary efficacy analyses for the 406 trial and the MAESTRO trial require 434 deaths and 508 deaths to be reported, respectively. We will remain blinded to the data from both trials until the primary efficacy analyses are conducted. We currently expect to report top-line results for both trials around the end of 2015.

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

We are conducting a Phase 1/2 open label clinical trial of evofosfamide to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of evofosfamide in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). The 408 trial is evaluating evofosfamide in combination with the proteasome inhibitor bortezomib (Velcade®) plus low-dose dexamethasone in patients with relapsed/refractory multiple myeloma. In December 2014, preliminary results from this portion of the trial were reported at December 2014 American Society of Hematology (ASH) annual meeting including that the recommended Phase 2 dose of evofosfamide in combination with bortezomib and low-dose dexamethasone was determined to be 340 mg/m2. Updated data were presented at the 2015 annual meeting of the American Society of Clinical Oncology suggesting activity of evofosfamide plus dexamethasone and bortezomib in patients with treatment-resistant multiple myeloma. Enrollment in this arm of the trial is ongoing.

We are in the process of closing a single-arm, multi-center Phase 2 clinical trial evaluating the efficacy and safety of evofosfamide in up to 40 patients with advanced melanoma, which we refer to as the 413 trial. The study was also designed to investigate range of biomarkers including serum, tumor biopsy, and PET imaging hypoxia biomarkers that may predict treatment outcomes and be associated with tumor response to evofosfamide therapy. Since initiation of the 413 trial in August 2013, the treatment landscape has changed with the approval of new therapies for the treatment of advanced melanoma, which has posed a challenge to achieving an acceptable patient recruitment rate and the appropriate patient population in our trial. A total of 11 patients have been enrolled to date. We currently have no further plans for evaluating evofosfamide for the treatment of advanced melanoma.

With respect to tarloxotinib, we expect to initiate two Phase 2 proof-of-concept clinical trials of tarloxotinib later in the second half of 2015: one in patients with EGFR-positive, T790M-negative non-small cell lung cancer (NSCLC) and the other in patients with recurrent/metastatic head and neck squamous cell carcinoma or skin squamous cell carcinoma.

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

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of June 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $67.0 million and $58.6 million, respectively.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total evofosfamide development expenses are expected to increase in 2015 compared to 2014 due primarily to the continued execution of existing clinical trials and anticipated commencement of new clinical trials for evofosfamide and tarloxotinib. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to the development of evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to develop our recently licensed tarloxotinib product candidate, and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For the three and six months ended both June 30, 2015 and June 30, 2014, we recognized $3.7 million and $7.4 million in revenue, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our collaboration with Merck KGaA. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. We expect revenue to remain unchanged in 2015 compared to 2014 due to the amortization of milestone payments earned in 2013 and 2012.

Research and Development. Research and development expenses were $10.1 million for the three months ended June 30, 2015 compared to $8.7 million for the three months ended June 30, 2014, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $1.4 million increase in expenses was due primarily to an increase of $0.5 million in employee related expenses and a $1.2 million increase in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, partially offset by a decrease of $0.2 million in consulting expenses. Research and development expenses were $20.8 million for the six months ended June 30, 2015 compared to $18.3 million for the six months ended June 30, 2014. The $2.5 million increase in expenses was due primarily to an increase of $1.1 million in employee related expenses and a $1.7 million increase in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide partially offset by a decrease of $0.4 million in consulting expenses.

During the three and six months ended June 30, 2015 and 2014, we were engaged in two primary research and development programs: the development of evofosfamide, which is the subject of two ongoing pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; and our discovery research program aimed at identifying new drug candidates. During the three and six months ended June 30, 2015, we were also engaged in preclinical evaluation of tarloxotinib as well as clinical activities designed to support the initiation of our two planned Phase 2 proof-of-concept studies of tarloxotinib. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide) attributable to each of our programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Evofosfamide	$7,700	$7,177	$16,294	$15,409
Tarloxotinib	1,078	—	1,908	—
Discovery Research	1,363	1,487	2,619	2,908
Total Research and Development Expenses	$10,141	$8,664	$20,821	$18,317

Research and development expenses associated with our internally discovered compound evofosfamide were $7.7 million and $16.3 million for the three and six months ended June 30, 2015, respectively, and $7.2 million and $15.4 million for the three and six months ended June 30, 2014, respectively, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The increase of $1.2 million and $1.6 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, net of reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, was due primarily to an increase in development costs for the MAESTRO trial partially offset by a decrease in development costs for the 415 and 406 trials. Evofosfamide continues to progress through the 406 trial, the MAESTRO trial, the 415 trial that was initiated in June 2014, and the various earlier stage trials.

Research and developments expenses associated with tarloxotinib bromide, which we licensed rights to September 2014, were $1.1 million and $1.9 million for the three and six months ended June 30, 2015, respectively, and were related to preclinical studies and clinical activities designed to support initiation of our two planned Phase 2 proof-of-concept clinical trials of tarloxotinib. Discovery research and development expenses were $1.4 million and $1.5 million for the three and six months ended June 30, 2015, respectively, compared to $1.5 million and $2.9 million for the three and six months ended June 30, 2014, respectively. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

The largest component of our total operating expenses is our ongoing investment in our research and development activities, primarily with respect to the clinical development of evofosfamide, and we expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials of evofosfamide, start additional clinical trials of evofosfamide and tarloxotinib, and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses, net of reimbursements of Merck KGaA’s 70% share of total evofosfamide development expenses, are expected to increase in 2015 compared to 2014 due primarily to the continued execution of existing clinical trials and the anticipated commencement of new clinical trials for evofosfamide and tarloxotinib. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing batches of evofosfamide and tarloxotinib API and drug product, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management of our research and development programs to be critical to our long-term success. The actual probability of success for evofosfamide, tarloxotinib and potential future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy may include entering into collaborations with third parties, such as our evofosfamide collaboration with Merck KGaA, to participate in the development and commercialization of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our future clinical product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, evofosfamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and Merck KGaA will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our and Merck KGaA’s prior and ongoing clinical studies and the willingness of Merck KGaA to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we and Merck KGaA may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. In addition, our development of tarloxotinib is at a very early stage and it is possible that tarloxotinib may not be found to be safe or effective in our two planned Phase 2 proof-of- concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate.

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

General and Administrative. General and administrative expenses were $2.5 million and $5.1 million for the three and six months ended June 30, 2015, respectively, compared to $2.5 million and $5.1 million for the three and six months ended June 30, 2014, respectively. We currently expect our general and administrative expenses to increase in 2015 compared to 2014 due to increased employee-related and consulting expenses to support activities related to our collaboration with Merck KGaA and the clinical development of evofosfamide and tarloxotinib.

Interest Income (Expense), Net. Interest income (expense), net for the three months and six months ended June 30, 2015 was $39,000 and $72,000, respectively, compared to $30,000 and $70,000 of interest income for same periods in 2014.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2015 was non-cash income of $0.6 million compared to non-cash income of $6.7 million for the three months ended June 30, 2014. The non-cash income during the three months ended June 30, 2015 and 2014 was due to a net decrease in the fair value of the outstanding warrants as result of a decrease in the underlying price of the common stock during those periods. Other income (expense) for the six months ended June 30, 2015 was non-cash expense of $1.0 million compared to non-cash income of $8.1 million, for the six months ended June 30, 2014. The non-cash expense during the six months ended June 30, 2015 was due to a net increase in the fair value of the outstanding warrants as result of an increase in the underlying price of the common stock, whereas the non-cash income during the six months ended June 30, 2014 was due to a decrease in the fair value of the outstanding warrants as a result of a decrease in the underlying price of the common stock. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. To date we have received $110 million in upfront and milestone payments from our collaboration with Merck KGaA. We had cash, cash equivalents and marketable securities of $67.0 million and $58.6 million at June 30, 2015 and December 31, 2014, respectively, available to fund operations.

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

Net cash used in operating activities for the six months ended June 30, 2015 was $19.7 million compared to net cash used in operating activities of $6.5 million for the six months ended June 30, 2014. The increase of $13.2 million in cash used in operations was primarily attributable to a decrease of $12.5 million of cash received related to payments from the Merck KGaA collaboration during the six months ended June 30, 2015 compared to the same period in 2014.

Net cash used in investing activities for the six months ended June 30, 2015 was $6.6 million compared with net cash provided by investing activities of $5.3 million for the six months ended June 30, 2014. The $11.9 million increase in cash used in investing activities was due primarily to an increase in the purchase of marketable securities net of a decrease in proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $28.5 million and $0.4 million, respectively. The $28.1 million increase in cash provided by financing activities was due to the $28.1 million net proceeds received from the completion of our underwritten public offering in February 2015.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to development of evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to develop tarloxotinib, and to support new in-house development programs or to in-license or otherwise acquire and develop additional products candidates or programs.

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

During the six months ended June 30, 2015, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with Securities and Exchange Commission on March 3, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable Securities and Exchange Commission regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of evofosfamide (formerly TH-302), which is our only product candidate currently in human clinical trials. If we and Merck KGaA are unable to successfully develop and obtain regulatory approval for evofosfamide, our ability to generate revenue from product sales will be significantly delayed.

Our development activities are primarily focused on evofosfamide, and while we expect to initiate Phase 2 clinical development of tarloxotinib later in the second half of 2015, evofosfamide is our only product candidate currently in human clinical trials. In addition, substantially all of our efforts and expenditures over the next few years are expected to be devoted to evofosfamide. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of evofosfamide. In addition, in February 2012, we entered into a global license and co-development agreement for evofosfamide with Merck KGaA, with an option to co-commercialize in the United States. The success of this collaboration and the activities of Merck KGaA will significantly impact the development and potential commercialization of evofosfamide. In addition, evofosfamide is not expected to be commercially available in the near term, if at all. Further, the commercial success of evofosfamide will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic and cost effective alternative to currently available products. If we and Merck KGaA are unable to successfully develop, obtain regulatory approval for and commercialize evofosfamide, our ability to generate revenue from product sales will be significantly delayed and our business would be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

In addition, the failure of evofosfamide to achieve successful clinical trial endpoints, delays in clinical trial enrollment or events or in the clinical development of evofosfamide generally, unanticipated adverse side effects related to evofosfamide or any other adverse developments or information related to evofosfamide, including inconclusive results from the ongoing Phase 3 clinical trials, would significantly harm our business, our prospects and the value of our common stock. Evofosfamide is currently the subject of two ongoing pivotal Phase 3 clinical trials being conducted under special protocol assessments, or SPAs, with the U.S. Food and Drug Administration, or FDA: the “406 trial” evaluating evofosfamide in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the MAESTRO trial of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma, being conducted by Merck KGaA. There is no guarantee that the results of either of the ongoing Phase 3 clinical trials will be positive. Negative or inconclusive results in either of the Phase 3 clinical trials could cause the FDA to require that we or Merck KGaA repeat such trial or conduct additional clinical trials, or we and/or Merck KGaA could determine to abandon the development of evofosfamide for the soft tissue sarcoma and/or pancreatic cancer indications or otherwise.  Negative or inconclusive results in either of the Phase 3 clinical trials or other clinical trials of evofosfamide could also result in Merck KGaA terminating our license and co-development agreement for evofosfamide, in which case, we would become responsible for the costs of development and commercialization of evofosfamide, and there can be no assurance we would be able to do fund those costs, or to find another collaborator for the continued development and commercialization of evofosfamide. Even if we believe that the data from required Phase 3 clinical trials are positive, the FDA could require additional trials or other testing before approving evofosfamide for marketing. In this regard, the FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or Merck KGaA’s data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of evofosfamide. The FDA could also require additional studies or trials to satisfy particular safety concerns noted in our or Merck KGaA’s preclinical or clinical testing. Even if the FDA or other regulatory agency approves evofosfamide, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. We and Merck KGaA will need to obtain regulatory approval from authorities in foreign countries to market evofosfamide in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or Merck KGaA fail to obtain approvals from foreign jurisdictions, the geographic market for evofosfamide would be limited.

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

Preclinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the results of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of evofosfamide for the treatment of different types of cancer may not accurately predict the ability of evofosfamide to treat cancer effectively in humans. Likewise, preclinical and Phase 1 clinical data that suggest that plasma concentrations of tarloxotinib that are active in tumor xenograft models in mice could be attained in patients may not accurately predict whether a safe and effective dose can be attained in humans. Similarly, while tarloxotinib has demonstrated, in preclinical studies, an ability to overcome non-T790M mediated resistance to conventional EGFR tyrosine kinase inhibitors, these preclinical studies may not accurately predict the results of our planned Phase 2 proof-of-concept clinical trials of tarloxotinib in patients with EGFR-positive, T790M-negative non-small cell lung cancer. Evofosfamide, tarloxotinib or any other compounds we may develop may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our product candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after encouraging results in earlier clinical trials.

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

The initial clinical formulations developed for tarloxotinib and our potential future product candidates may not remain stable throughout the clinical testing phase.

We have limited experience and data on the drug substance synthesis and the initial formulation for tarloxotinib. This initial formulation and those of our potential future product candidates may not remain stable during the clinical testing phase.  If these formulations were found to be unstable during clinical testing, we may be required to repeat the initial clinical trials which could increase our costs and delay the development of the applicable product candidate.  We may be required to reformulate these product candidates, including tarloxotinib, to improve stability. However, it is possible that we might not be able to develop a formulation of tarloxotinib or other future product candidates with adequate quality that meets the need for testing in our clinical trials. We may also be required to perform additional clinical bridging studies which may further delay development. We may also be unable to scale up the manufacturing process to synthesize the current drug substance and current formulations, or the newly developed formulations, any of which could adversely affect our ability to advance the development of, and potentially obtain regulatory approval of, the applicable product candidate.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication.  Marketing applications filed by sponsors of product candidates in the fast track process may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such review. Although we have obtained a fast track designation from the FDA for evofosfamide for the treatment of previously untreated patients with metastatic or locally advanced unresectable soft tissue sarcoma, and Merck  KGaA, has obtained fast track designation for the development of evofosfamide, administered in combination with gemcitabine, for the treatment of previously untreated patients with metastatic or locally advanced unresectable pancreatic cancer, receipt of fast track designation does not ensure a faster development process, review or FDA approval. In addition, the FDA may withdraw our or Merck KGaA’s fast track designation at any time. If we and/or Merck KGaA lose fast track designation for evofosfamide, the approval process may be delayed. In addition, fast track designation does not guarantee that we or Merck KGaA will be able to take advantage of the expedited review procedures and does not increase the likelihood that evofosfamide will receive any regulatory approvals.

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

We are focused on the design and development of novel cyotoxic prodrug compounds for the treatment of cancer. However, while we expect to initiate Phase 2 clinical development of tarloxotinib later in the second half of 2015, evofosfamide is currently our only product candidates in clinical development and we may be unable to discover and develop additional product candidates suitable for clinical testing. Likewise our strategy may include acquiring or in-licensing additional product candidates or development programs that build on our expertise and complement our pipeline. Any growth through acquisition or in-licensing will depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. Even if appropriate acquisition or in-licensing opportunities are available, we may not have the financial resources necessary to pursue them. In addition, other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for acquisition or in-licensing opportunities. In addition, we may not be able to realize the anticipated benefits of any acquisition or in-licensing opportunity for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials or the integration of an acquired or licensed product candidate gives rise to unforeseen difficulties and expenditures. For example, in September 2014, we licensed rights to tarloxotinib, a clinical-stage investigational compound that we plan to evaluate in two Phase 2 proof-of-concept clinical trials, one in a population of patients with non-small cell lung cancer and one in a population in patients with head and neck cancer. However, our evaluation of tarloxotinib is at an early stage and it is possible that tarloxotinib may not be found to be safe or effective in the planned Phase 2 proof-of-concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate. In this regard, tarloxotinib was previously being developed in a different patient population than the populations we are targeting and a prior clinical trial evaluating tarloxotinib in that different patient population was terminated prematurely due to unacceptable toxicity. While we plan to evaluate tarloxotinib in patient populations that we believe may be responsive to tarloxotinib at doses lower than was targeted in the terminated clinical trial, we cannot assure you that we will be able to determine an appropriate dose that is both safe and effective for the patient populations we are targeting. In any event, any growth through development of additional product candidates will depend upon our discovering and/or identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. If we are unable to discover or obtain suitable product candidates for development, our growth and revenue potential could be significantly harmed.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the six months ended June 30, 2015, we had an operating loss of $18.6 million and a net loss of $19.5 million, including $1.0 million in non-cash expense related to the change in the fair value of outstanding warrants. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to development of evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to develop tarloxotinib, and to support new in-house development programs or to in-license or otherwise acquire and develop additional product candidates or programs.

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

As of June 30, 2015, we had 63 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. In this regard, while we have obtained certain quantities of tarloxotinib API and drug product from our licensor, we may determine that such API and drug product is not usable or is otherwise insufficient in order for us to complete our planned Phase 2 proof-of-concept clinical trials of tarloxotinib and we may need to obtain sufficient supplies of tarloxotinib API and drug product from contract manufacturers in order for us to complete either or both of our planned Phase 2 proof-of-concept clinical trials, which could delay the commencement or completion of these planned clinical trials, could increase our costs and could negatively impact our planned tarloxotinib development program. Depending upon the duration of the clinical studies, we might need to develop a new formulation of tarloxotinib. It is possible that we might not be able to develop a formulation with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any planned or potential future clinical trials of our product candidates, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all. Any delay in receiving sufficient supplies of clinical trial product for our planned or potential future studies could negatively impact our development programs.

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

Although we have U.S. and foreign issued patents that cover certain hypoxia-targeted prodrugs, including evofosfamide and tarloxotinib, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia- targeted prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia-targeted prodrug product candidates.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, evofosfamide would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. If approved for sale for soft tissue sarcoma, evofosfamide could potentially compete with doxorubicin or the combination of doxorubicin and ifosfamide, generic products sold by many manufacturers. If approved for commercial sale for treatment-resistant non-small cell lung cancer, tarloxotinib could potentially compete with other EGFR-TKIs currently in late-stage clinical development including AstraZeneca’s AZD-9291, Clovis Oncology’s CO-1686, and Pfizer’s dacomitinib. If approved for commercial sale for recurrent/metastatic head and neck cancer, tarloxotinib could potentially compete with Bristol Myers Squibb’s Erbitux®, an approved agent, or other agents currently in late-stage clinical development including an EGFR TKI, Boehringer Ingelheim's afatinib and Bristol Myers Squibb's nivolumab and Merck's pembrolizumab, both PD-1 inhibitors. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with evofosfamide, tarloxotinib or other product candidates we may develop. In short, each cancer indication for which we are or may be developing product candidates has a number of established medical therapies with which our candidates will compete. Our evofosfamide product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of June 30, 2015, we had 71,334,779 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On August 1, 2014, we entered into the Sales Agreement with MLV, under which we may sell shares of our common stock from time to time through MLV, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $30 million. To the extent that we sell shares of our common stock pursuant to the Sales Agreement with MLV, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. As of June 30, 2015, warrants to purchase 1,879,062 shares of common stock issued in March 2011 had been exercised. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price will be subject to adjustment (including to as low as $3.62 per share). In addition, as of June 30, 2015, there were 10,151,236 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.83 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

Exhibit Number	Description

10.1	Change of Control Severance Agreement by and between the Registrant and Nipun Davar, dated as of June 5, 2015.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Threshold Pharmaceuticals, Inc.

Date: July 30, 2015	/s/ Harold E. Selick, Ph.D.
Harold E. Selick, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2015	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Change of Control Severance Agreement by and between the Registrant and Nipun Davar, dated as of June 5, 2015.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.