Form 10-Q
period 2015-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2015-11-02
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On October 23, 2015, there were 71,457,059 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2015	December 31, 2014 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,709	$8,391
Marketable securities, current	42,705	50,209
Collaboration receivable	4,032	7,248
Prepaid expenses and other current assets	1,785	832
Total current assets	62,231	66,680
Property and equipment, net	404	557
Other assets	1,329	1,159
Total assets	$63,964	$68,396
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$436	$2,074
Accrued clinical and development expenses	5,898	5,998
Accrued liabilities	3,202	3,180
Deferred revenue, current	14,722	14,722
Total current liabilities	24,258	25,974
Warrant liability	19,295	3,961
Deferred revenue, non-current	51,153	62,194
Deferred rent	153	243
Total liabilities	94,859	92,372
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 71,431,059 shares at September 30, 2015 and 62,898,233 shares at December 31, 2014	71	63
Additional paid-in capital	368,190	349,236
Accumulated other comprehensive loss	(3)	(13)
Accumulated deficit	(399,153)	(373,262)
Total stockholders’ equity (deficit)	(30,895)	(23,976)
Total liabilities and stockholders’ equity (deficit)	$63,964	$68,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$3,680	$3,680	$11,041	$11,041
Operating expenses:
Research and development	8,081	8,906	28,902	27,223
General and administrative	2,372	2,407	7,468	7,518
Total operating expenses	10,453	11,313	36,370	34,741
Loss from operations	(6,773)	(7,633)	(25,329)	(23,700)
Interest income (expense), net	27	27	99	97
Other income (expense), net	315	(341)	(661)	7,781
Loss before provision (benefit) for income taxes	(6,431)	(7,947)	(25,891)	(15,822)
Provision (benefit) for income taxes	—	(202)	—	(202)
Net loss	(6,431)	(7,745)	(25,891)	(15,620)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	15	(13)	10	(24)
Comprehensive loss	$(6,416)	$(7,758)	$(25,881)	$(15,644)
Net loss per common share:
Basic	$(0.09)	$(0.13)	$(0.37)	$(0.26)
Diluted	$(0.09)	$(0.15)	$(0.37)	$(0.37)
Weighted average number of shares used in per common share calculations:
Basic	71,382	59,845	69,833	59,500
Diluted	71,382	61,494	69,833	63,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(25,891)	$(15,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	753	1,034
Stock-based compensation expense	4,792	3,932
Change in common stock warrant value	659	(7,781)
(Gain) loss on sale of investments, property and equipment	14	—
Changes in operating assets and liabilities:
Collaboration receivable	3,216	13,631
Prepaid expenses and other assets	(1,123)	258
Accounts payable	(1,638)	1,725
Accrued clinical and development expenses	(100)	(3,302)
Accrued liabilities	22	(464)
Deferred rent	(90)	20
Deferred revenue	(11,041)	(11,042)
Net cash (used in) provided by operating activities	(30,427)	(17,609)
Cash flows from investing activities:
Acquisition of property and equipment	(109)	(212)
Acquisition of marketable securities	(46,622)	(43,275)
Proceeds from sale of marketable securities	1,997	13,234
Proceeds from maturities of marketable securities	51,634	46,715
Net cash (used in) provided by investing activities	6,900	16,462
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	28,845	5,108
Net cash provided by financing activities	28,845	5,108
Net increase (decrease) in cash and cash equivalents	5,318	3,961
Cash and cash equivalents, beginning of period	8,391	7,279
Cash and cash equivalents, end of period	$13,709	$11,240

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss - basic	$(6,431)	$(7,745)	$(25,891)	$(15,620)
Less: noncash income from change in fair value of common stock warrants	—	(1,558)	—	(7,781)

Net loss - diluted	(6,431)	(9,303)	(25,891)	(23,401)

Denominator:
Weighted average common shares outstanding	71,382	59,845	69,833	59,500
Dilutive effect of warrants	—	1,649	—	3,919

Weighted-average common shares outstanding and dilutive potential common shares — diluted	71,382	61,494	69,833	63,419

Net loss per share
Basic	$(0.09)	$(0.13)	$(0.37)	$(0.26)
Diluted	$(0.09)	$(0.15)	$(0.37)	$(0.37)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”)   were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares issuable upon exercise of warrants	12,136	649	12,136	—
Shares issuable upon exercise of stock options	10,287	8,173	10,287	8,173
Shares issuable related to the 2004 Purchase Plan	40	33	40	33

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

The Company’s deliverables under the Merck KGaA agreement, which include delivery of the rights and license for evofosfamide and performance of research and development activities, have been determined to be a single unit of accounting. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the global license and co-development agreement, which is required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period. The Company has recorded $110 million of the upfront payment and milestones payments as deferred revenue and is amortizing them ratably over its estimated period of performance, which the Company currently estimates to end on March 31, 2020. As a result, the Company recognized $3.7 million and $11.0 million of revenue during the three and nine months ended September 30, 2015, respectively, and $3.7 million and $11.0 million of revenue during the three and nine months ended September 30, 2014, respectively. The Company will periodically review and, if necessary, revise the estimated periods of performance of its collaboration. The Company also earned $3.8 million and $9.5 million reimbursement for eligible worldwide development expenses for evofosfamide from Merck KGaA during the three and nine months ended September 30, 2015, respectively, compared to $4.8 million and $14.2 million during the three and nine months ended September 30, 2014, respectively. Such earned reimbursement has been reflected as a reduction of research and development expenses.

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

The warrants issued in the February 2015 offering carry an initial exercise price of $10.86 per share and are exercisable through the date that is five years from the issuance date. On the 30th trading day following the earlier of (i) the date two years from the issuance date or (ii) the later to occur of (a) the date on which top-line efficacy data from the Company’s Phase 3 clinical trial of evofosfamide plus doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma is publicly announced by the Company or (b) the date on which top-line efficacy data from the Phase 3 MAESTRO clinical trial of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma is publicly announced by the Company, the warrant exercise price will be adjusted to equal the average of the volume-weighted average price of the Company’s common stock for each of the 20 trading days immediately preceding the applicable date, provided that in no event will the exercise price be adjusted above $10.86 or below $3.62. After the date of foregoing adjustment to the warrant exercise price (such date, the “Adjustment Date”), the exercise price of the warrants will then be subject to price-based anti-dilution protection such that to the extent the Company’s issues and sells any shares of common stock, or any securities convertible or exchangeable for shares of common stock (in each case subject to certain exceptions), at a price per share below the warrant exercise price then in effect, the warrant exercise price will be adjusted downward to equal the price at which such securities are issued and sold by the Company (but in no event will the warrant exercise price be reduced below $3.62 per share). The exercise price of the warrants is also subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. The warrants must be exercised for cash, except that if the Company fails to maintain an effective registration statement covering the exercise of the warrants, the warrants may be exercised on a net, or cashless basis. In addition, subject to the satisfaction of certain conditions set forth in the warrants, at the Company’s option, the Company has the right to force the holders of the warrants to exercise their warrants in full if the volume-weighted average price of the Company’s common stock for any 20 consecutive trading-day period beginning after the 90th day following the Adjustment Date exceeds $18.00 per share.

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

At both September 30, 2015 and February 18, 2015, the Company had warrants outstanding to purchase 8.3 million shares of common stock, having an initial exercise price of $10.86 per share, which warrants were issued by the Company in the February 2015 offering. The fair value of these warrants on September 30, 2015 and February 18, 2015 was determined using a Monte-Carlo simulation model that accounted for the estimated changes to the exercise price between the issuance date and the Adjustment Date along with the following key level 3 inputs:

	September 30, 2015	February 18, 2015
Risk-free interest rate	1.23%	1.52%
Expected life (in years)	4.38	5.00
Dividend yield	—	—
Volatility	50%	50%
Stock price	$4.07	$4.26

On February 18, 2015, the Company determined the fair value of the February 2015 warrants to be $14.7 million and classified that amount of the net proceeds from the February 2015 offering to warrant liability. During the three and nine months ended September 30, 2015, the change in fair value of $0.3 million and $1.7 million of noncash income, respectively, related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

At both September 30, 2015 and December 31, 2014, the Company also had warrants outstanding to purchase 3.8 million shares of common stock, having an exercise price of $2.46 per share, which warrants were initially issued by the Company in an underwritten public offering in March 2011. The fair value of these warrants on September 30, 2015 and December 31, 2014 was determined using a Black Scholes valuation model with the following key level 3 inputs:

	September 30, 2015	December 31, 2014
Risk-free interest rate	0.08%	0.67%
Expected life (in years)	0.46	1.21
Dividend yield	—	—
Volatility	53%	49%
Stock price	$4.07	$3.18

During the three and nine months ended September 30, 2015, the change in fair value of $38,000 of noncash income and $2.4 million of noncash expense, respectively, related to the March 2011 warrants was recorded as other income (expense) in the Company’s condensed consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the February 2015 and March 2011 offerings, subject to fair value measurements as of September 30, 2015 and December 31, 2014:

	Fair Value as of September 30, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
February 2015 warrants	$12,965	$—	$—	$12,965
March 2011 warrants	6,330	—	—	6,330
Total common stock warrants	$19,295	$—	$—	$19,295

	Fair Value as of December 31, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
March 2011 warrants	3,961	—	—	3,961
Total common stock warrants	$3,961	$—	$—	$3,961

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2014	$3,961
Initial fair value of common stock warrants related to February 2015 offering	14,692
Change in fair value of common stock warrants during nine months ended September 30, 2015	659
Exercise of warrants during nine months ended September 30, 2015	(17)
Balance at September 30, 2015	$19,295

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the 2004 Purchase Plan, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of stock-based compensation:
Research and development	$846	$663	$2,837	$2,180
General and administrative	630	535	1,955	1,752
	$1,476	$1,198	$4,792	$3,932

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the 2004 Purchase Plan was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee Stock Options:
Risk-free interest rate	1.77%	1.96%	1.70%	1.83%
Expected term (in years)	6.08	6.08	5.99	5.98
Dividend yield	—	—	—	—
Volatility	79%	94%	82%	94%
Weighted-average fair value of stock options granted	$2.98	$3.30	$3.08	$2.90

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.45%	0.22%	0.39%	0.20%
Expected term (in years)	1.25	1.25	1.24	1.24
Dividend yield	—	—	—	—
Volatility	50%	46%	50%	49%
Weighted-average fair value of ESPP purchase rights	$1.55	$1.46	$1.58	$1.60

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.5 million and $4.8 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s equity incentive plans and 2004 Purchase Plan, for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $3.9 million of stock-based compensation for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $12.0 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.6 years.

Non-employee Stock-based Compensation Expense

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505, “Equity.” The equity instruments consisting of stock options are valued using the Black-Scholes option pricing model. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured at each vesting date. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $32,000 and $0.1 million for the three and nine months ended September 30, 2015, respectively, and $17,000 and $0.1 million for the three and nine months ended September 30, 2014, respectively.

Equity Incentive Plans

Equity Incentive Plans At September 30, 2015, 2,236,211 shares were authorized and available for issuance under the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	8,168,942	$3.69	—	—
Granted	2,278,500	$4.38	—	—
Exercised	(68,759)	$1.98	—	—
Forfeitures	(91,218)	$4.53	—	—
Outstanding at September 30, 2015	10,287,465	$3.84	7.11	$8,850,855
Vested and expected to vest September 30, 2015	10,215,027	$3.84	7.10	$8,842,746
Exercisable at September 30, 2015	6,481,218	$3.50	6.14	$8,345,365

The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 were $0.2 million and $0.2 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2015, an additional 100,000 shares was authorized for issuance under the 2004 Purchase Plan pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the nine months ended September 30, 2015, plan participants had purchased 154,067 shares at an average purchase price of $3.49 for total cash proceeds of $0.5 million.  At September 30, 2015, 126,837 shares were authorized and available for issuance under the 2004 Purchase Plan.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value as of September 30, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$4,867	$4,867	$—	$—
Certificates of deposit	841	—	841	—
Corporate debt securities	18,128	—	18,128	—
Government securities	17,253	—	17,253	—
Municipal securities	1,933	—	1,933	—
Commercial paper	13,392	—	13,392	—

Total cash equivalents and marketable securities	$56,414	$4,867	$51,547	$—

	Fair Value as of December 31, 2014	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$3,369	$3,369	$—	$—
Certificates of deposit	2,505	—	2,505	—
Corporate debt securities	28,081	—	28,081	—
Government securities	19,123	—	19,123	—
Commercial paper	5,499	—	5,499	—

Total cash equivalents and marketable securities	$58,577	$3,369	$55,208	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2015 and December 31, 2014:

As of September 30, 2015 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$4,867	$—	$—	$4,867
Certificates of deposit	841	—	—	841
Corporate debt securities	18,136	2	(10)	18,128
U.S. Government securities	17,249	4	—	17,253
Municipal securities	1,932	1	—	1,933
Commercial paper	13,392	—	—	13,392
	56,417	7	(10)	56,414
Less cash equivalents	13,709	—	—	13,709
Total marketable securities	$42,708	$7	$(10)	$42,705

As of December 31, 2014 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,369	$—	$—	$3,369
Certificates of deposit	2,505	—	—	2,505
Corporate debt securities	28,094	1	(14)	28,081
U.S. Government securities	19,123	3	(3)	19,123
Commercial paper	5,499	—	—	5,499
	58,590	4	(17)	58,577
Less cash equivalents	8,368	—	—	8,368
Total marketable securities	$50,222	$4	$(17)	$50,209

There were no realized gains or losses in the three and nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the weighted average maturity for the Company’s available for sale securities was 3.3 months, with the longest maturity being May 2016.

The following table provides the breakdown of the marketable securities with unrealized losses at September 30, 2015 (in thousands):

	In loss position for less than twelve months
As of September 30, 2015 (in thousands):	Fair Value	Unrealized Loss
Corporate debt securities	11,234	(10)

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

Years Ending December 31,
2015	$191
2016	768
2017	260
Thereafter
Total	$1,219

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “will,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•

the clinical development of evofosfamide (formerly TH-302) and tarloxotinib bromide (proposed International Nonproprietary Name), or tarloxotinib (formerly referred to as TH-4000 or PR610) and their expected uses and benefits;

•

anticipated clinical developmental events for evofosfamide and tarloxotinib, including the timing of the commencement, conduct and completion of clinical trials for evofosfamide and tarloxotinib, and the timing of any efficacy and/or safety analyses from ongoing trials;

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

Overview

We are a biotechnology company using our expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. Threshold’s lead investigational small molecule, evofosfamide (formerly TH-302), is being evaluated in two pivotal Phase 3 clinical trials, one registrational Phase 2 clinical trial, and multiple earlier-stage clinical trials. We have a global license and co-development agreement for evofosfamide with Merck KGaA, Darmstadt, Germany, with an option to co-commercialize in the United States. Evofosfamide is a hypoxia-activated prodrug thought to be activated under severe hypoxic conditions, a feature of many cancers. We believe that by virtue of targeting tumor hypoxia, evofosfamide may have broad clinical applicability across many types of solid tumors and some hematological malignancies. We are also engaged in the development of tarloxotinib, a hypoxia-activated, irreversible epidermal growth factor receptor (EGFR) tyrosine kinase inhibitor (TKI) exclusively licensed from the University of Auckland, New Zealand. We are conducting two Phase 2 proof-of-concept clinical trials of tarloxotinib in EGFR-dependent cancer types. In October 2015, we announced that the U.S. Patent and Trademark Office issued the first two U.S. patents protecting tarloxotinib.

Evofosfamide is currently under evaluation in two pivotal Phase 3 trials: one in combination with doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma, which we refer to as the 406 trial, and the other in combination with gemcitabine versus gemcitabine plus placebo in patients with locally advanced unresectable or metastatic pancreatic cancer, which we refer to as the MAESTRO trial (Metastatic or unrESectable pancreaTic adenocaRcinOma). Both Phase 3 trials are being conducted under Special Protocol Assessment (SPA) agreements with the U.S. Food and Drug Administration (FDA). The FDA and the European Commission have granted evofosfamide Orphan Drug designation for the treatment of soft tissue sarcoma and pancreatic cancer. The FDA has also granted Fast Track designation for evofosfamide for both soft tissue sarcoma and pancreatic cancer. The primary endpoint for both trials is overall survival. We currently expect to report top-line results for both trials around the end of 2015 and prepare for the potential submission of marketing applications for evofosfamide, assuming the data from the trials are supportive.

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

We are conducting a Phase 1/2 open label clinical trial of evofosfamide to determine the maximum tolerated dose, dose limiting toxicity, safety, tolerability, clinical activity, and pharmacokinetics of evofosfamide in patients with relapsed/refractory multiple myeloma (which we refer to as the 408 trial). The 408 trial is evaluating evofosfamide in combination with the proteasome inhibitor bortezomib (Velcade®) plus low-dose dexamethasone in patients with relapsed/refractory multiple myeloma. To date, a total of 62 patients have been enrolled in the trial. In December 2014, preliminary results from trial were reported at December 2014 American Society of Hematology annual meeting including that the recommended Phase 2 dose of evofosfamide in combination with bortezomib and low-dose dexamethasone was determined to be 340 mg/m2. Updated data were presented at the 2015 annual meeting of the American Society of Clinical Oncology suggesting activity of evofosfamide plus dexamethasone and bortezomib in patients with treatment-resistant multiple myeloma. Threshold Plans to initiate dosing in the final arm of the trial in which approximately 38 additional patients will receive the combination regimen of evofosfamide plus dexamethasone in combination with the immunomodulatory drug pomalidomide (Pomalyst®).

We are in the process of closing a single-arm, multi-center Phase 2 clinical trial evaluating the efficacy and safety of evofosfamide in up to 40 patients with advanced melanoma, which we refer to as the 413 trial. The study was also designed to investigate range of biomarkers including serum, tumor, and PET imaging hypoxia biomarkers that may predict treatment outcomes and be associated with tumor response to evofosfamide therapy. Since initiation of the 413 trial in August 2013, the treatment landscape has changed with the approval of new therapies for the treatment of advanced melanoma, which has posed a challenge to achieving an acceptable patient recruitment rate and the appropriate patient population in our trial. A total of 11 patients have been enrolled to date. We currently have no further plans for evaluating evofosfamide for the treatment of advanced melanoma.

With respect to tarloxotinib, we initiated two Phase 2 proof-of-concept clinical trials of tarloxotinib in August 2015. The first trial is being conducted in collaboration with the Academic Thoracic Oncology Medical Investigators Consortium (ATOMIC) and is evaluating tarloxotinib in up to 37 patients with mutant EGFR non-small cell lung cancer who have been previously treated with an EGFR tyrosine kinase inhibitor and are progressing on treatment, but have not acquired the T790M resistance mutation. The second trial is evaluating tarloxotinib in up to 69 patients with recurrent or metastatic squamous cell carcinoma of the head and neck or skin. Enrollment in these trials is ongoing and preliminary data for both trials are expected to be available in the first half of 2016.

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

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our license and co-development agreement with Merck KGaA. As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $56.4 million and $58.6 million, respectively.

We expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials, start additional clinical trials under our collaboration with Merck KGaA or on our own and continue our discovery efforts. Research and development expenses net of reimbursements of Merck KGaA’s 70% share of total evofosfamide development expenses are expected to increase in 2015 compared to 2014 due primarily to the continued execution of existing clinical trials and anticipated commencement of new clinical trials for evofosfamide. We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to the development of evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to continue to develop tarloxotinib, and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs. Research and development expenses may fluctuate significantly from period to period as a result of the progress and results of our clinical trials.

Results of Operations

Revenue. For the three and nine months ended both September 30, 2015 and September 30, 2014, we recognized $3.7 million and $11.0 million in revenue, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our collaboration with Merck KGaA. We are amortizing the upfront payment and milestones earned over the period of performance (product development period). We will periodically review and, if necessary, revise the estimated periods of performance of our collaboration. We expect revenue to remain unchanged in 2015 compared to 2014 due to the amortization of milestone payments earned in 2013 and 2012.

Research and Development. Research and development expenses were $8.1 million for the three months ended September 30, 2015 compared to $8.9 million for the three months ended September 30, 2014, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $0.8 million decrease in expenses was due primarily to a $1.1 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, and a decrease of $0.1 million in consulting expenses, partially offset by an increase of $0.4 million in employee related expenses. Research and development expenses were $28.9 million for the nine months ended September 30, 2015 compared to $27.2 million for the nine months ended September 30, 2014. The $1.7 million increase in expenses was due primarily to an increase of $1.5 million in employee related expenses and a $0.6 million increase in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, partially offset by a decrease of $0.5 million in consulting expenses.

During the three and nine months ended September 30, 2015 and 2014, we were engaged in two primary research and development programs: the development of evofosfamide, which is the subject of two ongoing pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; and our discovery research program aimed at identifying new drug candidates. During the three and nine months ended September 30, 2015, we were also engaged in preclinical evaluation of tarloxotinib as well as clinical activities related to our two ongoing Phase 2 proof-of-concept studies of tarloxotinib. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide) attributable to each of our programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Evofosfamide	$5,197	$7,669	$21,491	$23,078
Tarloxotinib	1,670	—	3,578	—
Discovery Research	1,214	1,237	3,833	4,145
Total Research and Development Expenses	$8,081	$8,906	$28,902	$27,223

Research and development expenses associated with our internally discovered compound evofosfamide were $5.2 million and $21.5 million for the three and nine months ended September 30, 2015, respectively, and $7.7 million and $23.1 million for the three and nine months ended September 30, 2014, respectively, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The decrease of $2.5 million and $1.6 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, net of reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, was due primarily to a decrease in development costs for the 415 and 406 trials partially offset by an increase in development costs for the MAESTRO trial. Evofosfamide continues to progress through the 406 trial, the MAESTRO trial, the 415 trial that was initiated in June 2014, and various other earlier stage trials.

Research and developments expenses associated with tarloxotinib, which we licensed rights to September 2014, were $1.7 million and $3.6 million for the three and nine months ended September 30, 2015, respectively, and were related to preclinical studies and clinical trial activities for our two ongoing Phase 2 proof-of-concept clinical trials of tarloxotinib.  Discovery research and development expenses were $1.2 million and $3.8 million for the three and nine months ended September 30, 2015, respectively, compared to $1.2 million and $4.1 million for the three and nine months ended September 30, 2014, respectively. We continue to focus our efforts towards discovering and developing new drug candidates from our hypoxia targeted therapeutic technology.

The largest component of our total operating expenses is our ongoing investment in our research and development activities, primarily with respect to the clinical development of evofosfamide, and we expect to continue to devote substantial resources to research and development in future periods as we complete our current clinical trials of evofosfamide and tarloxotinib, start additional clinical trials of evofosfamide, conduct additional development of tarloxotinib if the results of our ongoing Phase 2 proof of concept studies of tarloxotinib are supportive of continued development, and continue our discovery efforts under our collaboration with Merck as well as on our own. Research and development expenses, net of reimbursements of Merck KGaA’s 70% share of total evofosfamide development expenses, are expected to increase in 2015 compared to 2014 due primarily to the continued execution of existing clinical trials and anticipated commencement of new clinical trials for evofosfamide. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing batches of evofosfamide and tarloxotinib API and drug product, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management of our research and development programs to be critical to our long-term success. The actual probability of success for evofosfamide, tarloxotinib and potential future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy may include entering into collaborations with third parties, such as our evofosfamide collaboration with Merck KGaA, to participate in the development and commercialization of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, evofosfamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and Merck KGaA will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our and Merck KGaA’s prior and ongoing clinical studies and the willingness of Merck KGaA to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we and Merck KGaA may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. In addition, our development of tarloxotinib is at a very early stage and it is possible that tarloxotinib may not be found to be safe or effective in our two ongoing Phase 2 proof-of- concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate.

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

General and Administrative. General and administrative expenses were $2.4 million and $7.5 million for the three and nine months ended September 30, 2015, respectively, compared to $2.4 million and $7.5 million for the three and nine months ended September 30, 2014. We currently expect our general and administrative expenses to slightly increase in 2015 compared to 2014 due to increased employee-related and consulting expenses to support activities related to our collaboration with Merck KGaA and the clinical development of evofosfamide and tarloxotinib.

Interest Income (Expense), Net. Interest income (expense), net for the three months and nine months ended September 30, 2015 was $27,000 and $0.1 million, respectively, compared to $27,000 and $0.1 million of interest income for same periods in 2014.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2015 was non-cash income of $0.3 million compared to non-cash expense of $0.3 million for the three months ended September 30, 2014. The non-cash income during the three months ended September 30, 2015 was due to a net decrease in the fair value of the outstanding warrants as result of a decrease in the underlying price of the common stock during those periods. Other income (expense) for the nine months ended September 30, 2015 was non-cash expense of $0.6 million compared to non-cash income of $7.8 million, for the nine months ended September 30, 2014. The non-cash expense during the nine months ended September 30, 2015 was due to a net increase in the fair value of the outstanding warrants as result of an increase in the underlying price of the common stock, whereas the non-cash income during the nine months ended September 30, 2014 was due to a decrease in the fair value of the outstanding warrants as a result of a decrease in the underlying price of the common stock. ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statement of operations.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our license and co-development agreement with Merck KGaA. To date we have received $110 million in upfront and milestone payments from our collaboration with Merck KGaA. We had cash, cash equivalents and marketable securities of $56.4 million and $58.6 million at September 30, 2015 and December 31, 2014, respectively, available to fund operations.

In February 2015, we completed an underwritten public offering of 8.3 million shares of our common stock and accompanying warrants to purchase up to 8.3 million shares of our common stock. Net proceeds from the sale of common stock and accompanying warrants, excluding the proceeds, if any, from the exercise of the warrants issued in the offering, were approximately $28.1 million after deducting the underwriting discount and offering expenses payable by us.

Net cash used in operating activities for the nine months ended September 30, 2015 was $30.4 million compared to net cash used in operating activities of $17.6 million for the nine months ended September 30, 2014. The increase of $12.8 million in cash used in operations was primarily attributable to the $12.5 million of milestone payment received from the Merck KGaA collaboration during the nine months ended September 30, 2014.

Net cash provided by investing activities for the nine months ended September 30, 2015 was $6.9 million compared with net cash provided by investing activities of $16.5 million for the nine months ended September 30, 2014. The $9.6 million decrease in cash provided by investing activities was due primarily to a decrease in proceeds from the sales and maturities of marketable securities net of an increase in the purchase of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $28.8 million and $5.1 million, respectively. The $23.7 million increase in cash provided by financing activities was primarily due to the $28.1 million net proceeds received from the completion of our underwritten public offering in February 2015, partially offset by $4.4 million of proceeds received from the exercise of warrants during the nine months ended September 30, 2014.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans, milestone payment forecasts and spending assumptions. Although 70% of the collaboration expenditures related to the development of evofosfamide are expected to be funded by Merck KGaA, we expect that we will need to raise additional capital to complete the clinical development of evofosfamide, to continue to develop tarloxotinib, and to support new in-house development programs or to in-license or otherwise acquire and develop additional products or programs.

We may seek to raise capital through a variety of sources, including:

•	the public equity market, including pursuant to our “at-the-market” sales agreement with Cowen and Company, LLC, or Cowen as discussed below;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

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

“At-the-Market” Sales Agreements

On November 2, 2015, we entered into a sales agreement, with Cowen, or the Cowen Sales Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth in the Cowen Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Cowen as our sales agent. Sales of our common stock through Cowen, if any, will be made on The NASDAQ Capital Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and Cowen. Subject to the terms and conditions of the sales agreement, Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Cowen Sales Agreement.  We will pay Cowen an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share of any common stock sold under the Cowen Sales Agreement. The number of shares we are able to sell under the Cowen Sales Agreement will be limited in practice based on the trading volume of our common stock. In addition, the issuance and sale of common stock under the Cowen Sales Agreement, if any, is subject to the effectiveness of our registration statement on Form S-3 to be filed with the Securities and Exchange Commission. Accordingly, we have not yet sold any common stock pursuant to the Cowen Sales Agreement. In connection with our entry into the Cowen Sales Agreement, we terminated our prior at market issuances sales agreement that we entered into with MLV & Co. LLC on August 1, 2014, or the MLV Sales Agreement.  We did not sell any common stock under the MLV Sales Agreement.

Obligations and Commitments

We lease certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the nine months ended September 30, 2015, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with Securities and Exchange Commission on March 3, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Risks Related to Drug Discovery, Development and Commercialization

We are substantially dependent upon the success of evofosfamide (formerly TH-302). If we and Merck KGaA are unable to successfully develop and obtain regulatory approval for evofosfamide, our ability to generate revenue from product sales will be significantly delayed.

Our development activities are primarily focused on evofosfamide and substantially all of our efforts and expenditures over the next few years are expected to be devoted to evofosfamide. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of evofosfamide. In addition, in February 2012, we entered into a global license and co-development agreement for evofosfamide with Merck KGaA, with an option to co-commercialize in the United States. The success of this collaboration and the activities of Merck KGaA will significantly impact the development and potential commercialization of evofosfamide. In addition, evofosfamide is not expected to be commercially available in the near term, if at all. Further, the commercial success of evofosfamide will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic and cost effective alternative to currently available products. If we and Merck KGaA are unable to successfully develop, obtain regulatory approval for and commercialize evofosfamide, our ability to generate revenue from product sales will be significantly delayed and our business would be materially and adversely affected, and we may not be able to earn sufficient revenues to continue as a going concern.

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

Preclinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the results of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of evofosfamide for the treatment of different types of cancer may not accurately predict the ability of evofosfamide to treat cancer effectively in humans. Likewise, preclinical and Phase 1 clinical data that suggest that plasma concentrations of tarloxotinib that are active in tumor xenograft models in mice could be attained in patients may not accurately predict whether a safe and effective dose can be attained in humans. Similarly, while tarloxotinib has demonstrated, in preclinical studies, an ability to overcome non-T790M mediated resistance to conventional EGFR tyrosine kinase inhibitors and in preclinical studies hypoxia has been shown to increase EGFR signaling, these preclinical studies may not accurately predict the results of our ongoing Phase 2 proof-of-concept clinical trials of tarloxotinib in patients with EGFR-positive, T790M-negative non-small cell lung cancer and in patients with recurrent or metastatic squamous cell carcinoma of the head and neck or skin. Evofosfamide, tarloxotinib or any other compounds we may develop may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our product candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Europe and other countries. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after encouraging results in earlier clinical trials.

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

In addition, clinical results are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse safety events, including patient fatalities that may be attributable to our product candidates, during a clinical trial could cause the trial to be terminated or require additional studies. Furthermore, some of our clinical trials are overseen by IDMCs or Data and Safety Monitoring Boards, or DSMBs. These independent oversight bodies are comprised of external experts who review the progress of the ongoing clinical trials as well as safety from other trials, and make recommendations concerning a trial’s continuation, modification, or termination based on periodic review of, unblinded data. Any of our ongoing clinical trials overseen by an IDMC or DSMB may be discontinued or amended in response to recommendations made by responsible IDMCs or DSMBs based on their review of trial results and an IDMC or DSMB may determine to delay or suspend the trial due to safety or futility findings based on events occurring during a clinical trial. For example, as part of our study protocol for the 406 trial, an IDMC conducted pre-planned interim efficacy and safety analyses of unblinded data for the 406 trial in September 2014 and recommended that the 406 trial should continue as planned to its natural conclusion. The recommended termination or modification of any of our or Merck KGaA’s ongoing late-stage clinical trials by an IDMC or DSMB, could materially and adversely impact the future development of evofosfamide, and our business, prospects, operating results, and financial condition may be materially harmed.

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

Anti-tumor drugs being developed by us are expected to have undesirable side effects. For example, in clinical trials of evofosfamide, some patients have exhibited skin and/or mucosal toxicities that have in some cases caused patients to stop or delay therapy. Likewise in our ongoing clinical trials of tarloxotinib, some patients have exhibited drug induced QT interval prolongation or the lengthening of time in the heart’s electrical cycle that can potentially lead to life-threatening cardiac arrhythmias, that in some cases caused patients to stop or delay therapy. The extent, severity and clinical significance of these or other undesirable side effects may not be apparent initially and may be discovered or become more significant during drug development or even post-approval. These expected side effects or other side effects identified in the course of our or Merck KGaA’s clinical trials or that may otherwise be associated with our product candidates may outweigh the benefits of our product candidates. Side effects may prevent or delay regulatory approval or limit market acceptance if our products are approved. In this regard, our product candidates may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their approval for marketing and successful commercial use, or that could delay or prevent the commencement and/or completion of clinical trials for our product candidates.

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

We are focused on the design and development of novel cyotoxic prodrug compounds for the treatment of cancer. However, evofosfamide and tarloxotinib are currently our only product candidates in clinical development and we may be unable to discover and develop additional product candidates suitable for clinical testing. Likewise our strategy may include acquiring or in-licensing additional product candidates or development programs that build on our expertise and complement our pipeline. Any growth through acquisition or in-licensing will depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. Even if appropriate acquisition or in-licensing opportunities are available, we may not have the financial resources necessary to pursue them. In addition, other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for acquisition or in-licensing opportunities. In addition, we may not be able to realize the anticipated benefits of any acquisition or in-licensing opportunity for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials or the integration of an acquired or licensed product candidate gives rise to unforeseen difficulties and expenditures. For example, in September 2014, we licensed rights to tarloxotinib, a clinical-stage investigational compound that we are evaluating in two Phase 2 proof-of-concept clinical trials, one in a population of patients with non-small cell lung cancer and one in a population in patients with squamous cell carcinoma of the head and neck or skin. However, our evaluation of tarloxotinib is at an early stage and it is possible that tarloxotinib may not be found to be safe or effective in our ongoing Phase 2 proof-of-concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate. In this regard, tarloxotinib was previously being developed in a different patient population than the populations we are targeting and a prior clinical trial evaluating tarloxotinib in that different patient population was terminated prematurely due to unacceptable toxicity. While we are evaluating tarloxotinib in patient populations that we believe may be responsive to tarloxotinib at doses lower than was targeted in the terminated clinical trial, we cannot assure you that we will be able to determine an appropriate dose that is both safe and effective for the patient populations we are targeting. In any event, any growth through development of additional product candidates will depend upon our discovering and/or identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. If we are unable to discover or obtain suitable product candidates for development, our growth and revenue potential could be significantly harmed.

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

We have incurred losses in each year since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to research and development of our product candidates. For the nine months ended September 30, 2015, we had an operating loss of $25.3 million and a net loss of $25.9 million, including $0.7 million in non-cash expense related to the change in the fair value of outstanding warrants. Clinical trials and activities associated with discovery research are costly. We do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We may seek to raise capital through a variety of sources, including:

•	the public equity market, including pursuant to our “at-the-market” sales agreement, with Cowen and Company, LLC, or Cowen;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

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

As of September 30, 2015, we had 64 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required. Competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. In this regard, while we have obtained certain quantities of tarloxotinib API and drug product from our licensor, we may determine that such API and drug product is not usable or is otherwise insufficient in order for us to complete our Phase 2 proof-of-concept clinical trials of tarloxotinib and we may need to obtain sufficient supplies of tarloxotinib API and drug product from contract manufacturers in order for us to complete either or both of our Phase 2 proof-of-concept clinical trials, which could delay the completion of these clinical trials, could increase our costs and could negatively impact our tarloxotinib development program. Depending upon the duration of the clinical studies, we might need to develop a new formulation of tarloxotinib. It is possible that we might not be able to develop a formulation with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any planned or potential future clinical trials of our product candidates, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all. Any delay in receiving sufficient supplies of clinical trial product for our planned or potential future studies could negatively impact our development programs.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing the same or related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. Patent term extensions may not be available for these patents. If we are not able to obtain adequate protection for, or defend, the intellectual property position of evofosfamide or any other potential future product candidates, then we may not be able to retain or attract collaborators to partner our development programs, including evofosfamide. Further, even if we can obtain protection for and defend the intellectual property position of evofosfamide or any potential future product candidates, we or any of our potential future collaborators still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we, Merck KGaA, Auckland Uniservices Ltd. and potential future collaborators may not generate any revenues or profits from evofosfamide, tarloxotinib or any potential future product candidates or our revenue or profit potential would be significantly diminished.

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

There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect reimbursement levels for our future products or otherwise result in pricing pressures with respect to our future products. In this regard, we expect further federal and state proposals and healthcare reforms to continue to be proposed to limit the price of, or to curb pricing increases for, prescription drugs, including as a result of recent negative publicity regarding drug pricing strategies by pharmaceutical companies and pricing increases on pharmaceutical products generally, which could limit the prices that can be charged for our future products, which in turn may limit our or Merck KGaA’s commercial opportunity and/or negatively impact revenues from sales of our future products.. In addition, the Centers for Medicare & Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions.

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

•	announcements of technological innovations, patents or new products by us or our competitors;
•	regulatory developments in the United States and foreign countries;
•	any lawsuit involving us or our product candidates;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning any strategic alliances or acquisitions we may enter into;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by us, including under our sales agreement with Cowen;
•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
•	loss of any of our key scientific or management personnel.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of September 30, 2015, we had 71,431,059 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On November 2, 2015, we entered into a sales agreement with Cowen, under which we may sell shares of our common stock from time to time through Cowen, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $50 million. To the extent that we sell shares of our common stock pursuant to the sales agreement with Cowen, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On March 16, 2011, we issued warrants to purchase an aggregate of 5,725,227 shares of our common stock, at an exercise price of $2.46 per share. As of September 30, 2015, warrants to purchase 1,889,062 shares of common stock issued in March 2011 had been exercised. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price will be subject to adjustment (including to as low as $3.62 per share). In addition, as of September 30, 2015, there were 10,287,465 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.84 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 2, 2015, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, which provides that, upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Cowen as our sales agent. The issuance and sale of these shares by the Company under the Sales Agreement, if any, is subject to the effectiveness of our registration statement on Form S-3 to be filed with the Securities and Exchange Commission (the “2015 Form S-3 Registration Statement”). We make no assurances as to if or whether the 2015 Form S-3 Registration Statement will become effective or, if it does become effective, as to the continued effectiveness of the 2015 Form S-3 Registration Statement.

Cowen may sell the common stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Capital Market or any other trading market for our common stock, or sales to or through a market maker other than on an exchange.  If authorized by us in writing, Cowen may also sell our shares of common stock by any other method permitted by law, including negotiated transactions. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We are not obligated to make any sales of common stock under the Sales Agreement. The offering of our common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of our common stock subject to the Sales Agreement or (ii) the termination of the Sales Agreement as permitted therein. The Sales Agreement may be terminated by us or Cowen at any time upon 10 days’ notice to the other party, or by Cowen at any time in certain circumstances, including the occurrence of a material adverse change with respect to us. We will pay Cowen an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through Cowen under the Sales Agreement. We have also provided Cowen with customary indemnification rights and expense reimbursements for up to $[50,000] of expenses.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

In connection with our entry into the Sales Agreement with Cowen, we terminated that certain At Market Issuance Sales Agreement, dated August 1, 2014, by and between us and MLV & Co., LLC, or the MLV Sales Agreement. We did not sell any common stock under the MLV Sales Agreement.

The foregoing shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state

.

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

10.1	Sales Agreement, dated November 2, 2015, by and between Threshold Pharmaceuticals, Inc. and Cowen and Company, LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Threshold Pharmaceuticals, Inc.

Date: November 2, 2015	/s/ Harold E. Selick, Ph.D.
Harold E. Selick, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2015	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.1	Sales Agreement, dated November 2, 2015, by and between Threshold Pharmaceuticals, Inc. and Cowen and Company, LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.