Form 10-Q
period 2016-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2016-05-05
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

On April 25, 2016, there were 71,511,425 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2016	December 31, 2015 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,211	$9,589
Marketable securities, current	26,755	39,091
Collaboration receivable	777	1,891
Prepaid expenses and other current assets	1,880	2,599
Total current assets	40,623	53,170
Property and equipment, net	261	333
Other assets	166	166
Total assets	$41,050	$53,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,563	$725
Accrued clinical and development expenses	3,325	6,834
Accrued liabilities	687	3,269
Total current liabilities	5,575	10,828
Warrant liability	1,494	1,864
Deferred rent	109	131
Total liabilities	7,178	12,823
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 71,511,425 shares at March 31, 2016 and 71,462,059 shares at December 31, 2015	72	71
Additional paid-in capital	371,091	370,236
Accumulated other comprehensive loss	1	(21)
Accumulated deficit	(337,292)	(329,440)
Total stockholders’ equity	33,872	40,846
Total liabilities and stockholders’ equity	$41,050	$53,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$3,681
Operating expenses:
Research and development	6,005	10,680
General and administrative	2,249	2,616
Total operating expenses	8,254	13,296
Loss from operations	(8,254)	(9,615)
Interest income (expense), net	32	33
Other income (expense), net	370	(1,572)
Net loss	(7,852)	(11,154)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	22	(2)
Comprehensive loss	$(7,830)	$(11,156)
Net loss per share:
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.17)
Weighted average number of shares used in net loss per share calculations:
Basic	71,488	66,732
Diluted	71,488	66,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,852)	$(11,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	239
Gain on sale of fixed assets	9	—
Stock-based compensation expense	843	1,421
Change in common stock warrant fair value	(370)	1,532
Changes in operating assets and liabilities:
Collaboration receivable	1,114	5,255
Prepaid expenses and other assets	719	(436)
Accounts payable	838	(265)
Accrued clinical and development expenses	(3,509)	2,250
Accrued liabilities	(2,582)	1,016
Deferred rent	(22)	(18)
Deferred revenue	—	(3,681)
Net cash used in operating activities	(10,627)	(3,841)
Cash flows from investing activities:
Acquisition of property and equipment	—	(38)
Purchases of marketable securities	(7,495)	(32,899)
Proceeds from sale of marketable securities	—	1,997
Proceeds from maturities of marketable securities	19,731	18,939
Net cash (used in) provided by investing activities	12,236	(12,001)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	13	28,514
Net cash provided by financing activities	13	28,514
Net increase (decrease) in cash and cash equivalents	1,622	12,672
Cash and cash equivalents, beginning of period	9,589	8,391
Cash and cash equivalents, end of period	$11,211	$21,063

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2016.

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

The Company’s revenues in prior periods were related to its former collaboration arrangement with Merck KGaA, which was entered in February 2012. The collaboration with Merck KGaA provided for various types of payments to the Company, including nonrefundable upfront license, milestone and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company also received reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for evofosfamide (formerly TH-302). Such reimbursement was reflected as a reduction of operating expenses. In March 2016, the Company and Merck KGaA agreed to terminate the collaboration and all rights evofosfamide were returned to the Company. As a result of the termination of the collaboration the Company is no longer eligible to receive any further milestone payments from Merck KGaA.  In addition, the Company is no longer eligible to receive 70% reimbursement of expenses from Merck KGaA related to the further development of evofosfamide other than for costs to wind down the discontinued trials and return the evofosfamide rights back to the Company.

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The deliverables under the Merck KGaA agreement were determined to be a single unit of accounting and as such the revenue relating to this unit of accounting was recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which was the product development period. The Company determined the estimated performance period and it was periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

Deferred revenue associated with a non-refundable payment received under a collaborative agreement for which the developmental performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue in the period that termination occurred provided that all performance obligations have been satisfied. As a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide in December 2015, we immediately recognized all of the remaining deferred revenue into revenue during the quarter ended December 31, 2015.

NOTE 2 — NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants.

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(7,852)	$(11,154)

Denominator:
Weighted average common shares outstanding	71,488	66,732

Net loss per share
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.17)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”)   were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2016	2015
Shares issuable upon exercise of warrants	8,300	12,146
Shares issuable upon exercise of stock options	11,561	9,993
Shares issuable related to the 2004 Purchase Plan	39	29

NOTE 3 — COLLABORATION ARRANGEMENTS

On February 3, 2012, the Company entered into a global license and co-development agreement, or License Agreement, with Merck KGaA, of Darmstadt, Germany, to co-develop and commercialize evofosfamide, the Company’s small molecule hypoxia-targeted drug. Under the terms of the License Agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided the Company with an option to co-commercialize evofosfamide in the United States. To date the Company has received $110 million in upfront and milestone payments. The milestones earned to date were not deemed to be substantive milestones because the work related to the achievement of these items was predominately completed prior to the inception of the arrangement or was not commensurate with Company’s performance subsequent to the inception of the arrangement to achieve the milestone.

The Company’s deliverables under the License Agreement with Merck KGaA, which included delivery of the rights and license for evofosfamide and performance of research and development activities, were determined to be a single unit of accounting. The delivered license did not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the License Agreement, which was required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting was recorded as deferred revenue and recognized over the estimated performance period under the License Agreement, which is the product development period. The Company recorded $110 million of the upfront payment and milestones payments as deferred revenue and was amortizing them ratably over the estimated period of performance, which the Company originally estimated to end on March 31, 2020 for the nine months ended September 30, 2015. Merck KGaA’s decision to cease further joint development of evofosfamide in December 2015, resulted in the immediate recognition of all the remaining deferred revenue into revenue during the quarter ended December 31, 2015. As a result, the Company recognized $0 revenue during the three months ended March 31, 2016, and $3.7 million of revenue during the three months ended March 31, 2015. Further, in March 2016, the Company and Merck KGaA agreed to terminate the License Agreement pursuant to a termination agreement, or the Termination Agreement.  Under the terms of the Termination Agreement, all rights under the original agreement were returned to Threshold, as well as all rights to Merck KGaA technology developed under the License Agreement. Under the Termination Agreement Merck KGaA is entitled to tiered royalties on net sales if any, and milestone payments contingent upon the future successful partnering, development and commercialization of evofosfamide. Also as a result of the termination of the License Agreement the Company is no longer eligible to receive any further milestone payments from Merck KGaA

Merck KGaA also paid 70% of worldwide development expenses for evofosfamide under the terms of the License Agreement. With the decision to cease further joint development of evofosfamide and the termination of the License Agreement, the Company is no longer eligible to receive payments from Merck KGaA for expenses related to further development of evofosfamide other than for costs to wind down the discontinued trials and return the evofosfamide rights back to the Company. The Company earned $0.8 million reimbursement for eligible worldwide expenses for evofosfamide from Merck KGaA during the three months ended March 31, 2016 , which expenses were solely for trial wind-down efforts, compared to $2.0 million for eligible worldwide development expenses incurred during the three months ended March 31, 2015. Such earned reimbursement has been reflected as a reduction of research and development expenses.

NOTE 4 — STOCKHOLDERS’ EQUITY

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

At both March 31, 2016 and December 31, 2015 the Company had warrants outstanding to purchase 8.3 million shares of common stock, having an initial exercise price of $10.86 per share, which warrants were issued by the Company in the February 2015 offering. The exercise price was adjusted to $3.62 on January 21, 2016 pursuant to the terms of warrant. The fair value of these warrants on March 31, 2016 and December 31, 2015 was determined using a Black-Scholes model with the following key level 3 inputs:

	March 31, 2016	December 31, 2015
Risk-free interest rate	1.21%	1.76%
Expected life (in years)	3.89	4.14
Dividend yield	—	—
Volatility	110%	112%
Stock price	$0.46	$0.48

During three months ended March 31, 2016, the change in fair value of $0.3 million of noncash income related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

On March 16, 2016, warrants outstanding, which were initially issued by the Company in an underwritten public offering in March 2011, to purchase 3.8 million shares of common stock expired and the fair value of the warrants of $38,000 of noncash income was reversed as other income (expense) in the Company’s consolidated statement of operations. At December 31, 2015, the Company also had March 2011 warrants outstanding to purchase 3.8 million shares of common stock, respectively, having an exercise price of $2.46 per share. The fair value of these warrants on December 31, 2015 was determined using a Black Scholes valuation model with the following key level 3 inputs:

December 31, 2015
Risk-free interest rate	0.16%
Expected life (in years)	0.21
Dividend yield	—
Volatility	179%
Stock price	$0.48

The following table sets forth the Company’s financial liabilities, related to warrants issued in the February 2015 and March 2011 offerings, subject to fair value measurements as of March 31, 2016 and December 31, 2015:

	Fair Value as of March 31, 2016	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
February 2015 warrants	$1,494	$—	$—	$1,494

	Fair Value as of December 31, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
March 2011 warrants	38	—	—	38
February 2015 warrants	1,826	—	—	1,826
Total common stock warrants	$1,864	$—	$—	$1,864

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2015	$1,864
Change in fair value of common stock warrants during three months ended March 31, 2016	(370)
Balance at March 31, 2016	$1,494

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the 2004 Purchase Plan, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations for the three months ended March 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization of stock-based compensation:
Research and development	$318	$817
General and administrative	525	604
	$843	$1,421

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the 2004 Purchase Plan was estimated using the following weighted-average assumptions for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Employee Stock Options:
Risk-free interest rate	1.64%	1.70%
Expected term (in years)	6.02	6.02
Dividend yield	—	—
Volatility	108%	83%
Weighted-average fair value of stock options granted	$0.45	$3.13

	Three Months Ended March 31,
	2016	2015
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.56%	0.38%
Expected term (in years)	1.24	1.25
Dividend yield	—	—
Volatility	161%	51%
Weighted-average fair value of ESPP purchase rights	$0.22	$1.59

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock based awards. To determine the expected stock price volatility for the Company’s stock based awards, the Company utilized the historical volatility of the Company’s common stock. The fair value of all the Company’s stock based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.8 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s equity incentive plans and 2004 Purchase Plan, for the three months ended March 31, 2016 and $1.4 million of stock-based compensation for the three months ended March 31, 2015. As of March 31, 2016, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $6.3 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 3.0 years.

Equity Incentive Plans

Equity Incentive Plans At March 31, 2016, 931,583 shares were authorized and available for issuance under the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	9,032,136	$3.77	—	—
Granted	2,735,000	$0.54	—	—
Exercised	—	$-	—	—
Forfeitures	(206,043)	$3.78	—	—
Outstanding at March 31, 2016	11,561,093	$3.01	6.53	$—
Vested and expected to vest March 31, 2016	11,434,385	$3.03	6.50	$—
Exercisable at March 31, 2016	7,085,144	$3.65	4.74	$—

No stock options were exercised during the three months ended March 31, 2016. The total intrinsic value of stock options exercised during three months ended March 31, 2015 was $0.2 million, as determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million for the three months ended March 31, 2015. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2016, an additional 100,000 shares was authorized for issuance under the 2004 Purchase Plan pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the three months ended March 31, 2016, plan participants had purchased 49,366 shares at an average purchase price of $0.24 for total cash proceeds of $12,000.  At March 31, 2016, 177,471 shares were authorized and available for issuance under the 2004 Purchase Plan.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value as of March 31, 2016	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$3,543	$3,543	$—	$—
Certificates of deposit	100	—	100	—
Corporate debt securities	5,166	—	5,166	—
Government securities	17,846	—	17,846	—
Commercial paper	11,239	—	11,239	—

Total cash equivalents and marketable securities	$37,894	$3,543	$34,351	$—

	Fair Value as of December 31, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,421	$5,421	$—	$—
Certificates of deposit	696	—	696	—
Corporate debt securities	12,571	—	12,571	—
Government securities	21,769	—	21,769	—
Municipal securities	1,908	—	1,908	—
Commercial paper	6,145	—	6,145	—

Total cash equivalents and marketable securities	$48,510	$5,421	$43,089	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2016 and December 31, 2015:

As of March 31, 2016 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,543	$—	$—	$3,543
Certificates of deposit	100	—	—	100
Corporate debt securities	5,167	—	(1)	5,166
U.S. Government securities	17,844	5	(3)	17,846
Commercial paper	11,239	—	—	11,239
	37,893	5	(4)	37,894
Less cash equivalents	11,139	—	—	11,139
Total marketable securities	$26,754	$5	$(4)	$26,755

As of December 31, 2015 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,421	$—	$—	$5,421
Certificates of deposit	696	—	—	696
Corporate debt securities	12,578	1	(8)	12,571
Municipal securities	1,908	—	—	1,908
U.S. Government securities	21,783	—	(14)	21,769
Commercial paper	6,145	—	—	6,145
	48,531	1	(22)	48,510
Less cash equivalents	9,419	—	—	9,419
Total marketable securities	$39,112	$1	$(22)	$39,091

There were no realized gains or losses in three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the weighted average maturity for the Company’s available for sale securities was 3 months, with the longest maturity being April 2017.

The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2016 (in thousands):

	In loss position for less than twelve months
As of March 31, 2016 (in thousands):	Fair Value	Unrealized Loss
Corporate debt securities	$3,115	$(1)
U.S. government securities	8,525	(3)
Total marketable securities	$11,640	$(4)

The Company determined the fair value of the liability associated with its February 2015 warrants to purchase in aggregate 8.3 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 4 — Stockholders’ Equity.

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

Years Ending December 31,
2016	578
2017	260
Thereafter	—
Total	$838

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2016.

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

NOTE 8 — ACCRUED SEVERANCE BENEFITS

In December 2015, the Company adopted a plan to reduce its operating expenses, following its decision to discontinue joint development of evofosfamide under its former collaboration with Merck KGaA. The plan included a reduction of approximately 40 full-time employees in both research and development and to a lesser extent general and administrative areas of the Company. As a result of the staffing reduction, the Company incurred expenses related to severance benefits of approximately $2.5 million during the quarter ended December 31, 2015, which included approximately $0.2 million of non-cash stock compensation expense related to the extension of post-termination exercise period for the outstanding vested stock options for the affected employees. The payout of the accrued expenses related to severance benefits at December 31, 2015 was completed during the first quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “will,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for evofosfamide (formerly TH-302);
•	our ability to advance the development of our product candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•

our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of evofosfamide and tarloxotinib bromide or tarloxotinib (formerly referred to as TH-4000, PR610 or Hypoxin™);

•	our financial condition, including our ability to obtain the funding necessary to advance the development of our product candidates;
•	the anticipated progress of our product candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our product candidates;
•	our ability to establish and maintain intellectual property rights for our product candidates;
•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional product candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional product candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new product candidates, such as tarloxotinib, that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	the sufficiency of our cash resources; and
•	our projected financial performance.

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

Overview

We are a clinical-stage biopharmaceutical company using our expertise in the tumor microenvironment to discover and develop therapeutic and diagnostic agents that selectively target tumor cells for the treatment of patients living with cancer. We are developing two therapeutic product candidates based on hypoxia-activated prodrug technology: evofosfamide and tarloxotinib. To date, evofosfamide has been studied in more than 1600 patients with cancer and has demonstrated anti-tumor activity as a monotherapy and in combination with other chemotherapeutics or targeted therapies across multiple types of solid tumors and in some hematological malignancies. The safety profile of evofosfamide has been consistent with manageable side-effects. In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany, or Merck KGaA, in patients with advanced pancreatic cancer.  Based on our analysis of the TH-CR-406 study and Merck KGaA’s analysis of the MAESTRO study, we reported that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival. As a result, and following Merck KGaA’s and our decision to discontinue joint development of evofosfamide under our former collaboration with Merck KGaA, in December 2015 we adopted a plan to reduce our operating expenses. The plan included a reduction of approximately 40 full-time employees in both research and development and general and administrative areas. In addition, we have discontinued enrollment in all company-sponsored clinical trials of evofosfamide as we conduct our own analyses of the data from the MAESTRO trial and evaluate potential next steps for the development of evofosfamide and tarloxotinib. As a result of the staffing reduction, we incurred expenses related to severance benefits of approximately $2.5 million during the quarter ended December 31, 2015, which included approximately $0.2 million of non-cash stock compensation expense related to the extension of post-termination exercise period for the outstanding vested stock options for the affected employees. The payout of the accrued expenses related to severance benefits was completed in the first quarter of 2016.

In January 2016, we announced that a sponsor-initiated interim futility analysis of the randomized, controlled Phase 2 trial (TH-CR-415) of evofosfamide, (or “the 415 trial”), was conducted by an independent Data Safety Monitoring Board (“, or IDSMB”).  IDSMB concluded that the trial was unlikely to reach its primary endpoint of improving overall survival with statistical significance.  While evofosfamide plus pemetrexed demonstrated statistically significant improvement in progression-free survival (PFS) associated with a reduction in the risk of progression or death by approximately 30%, enrollment in the 415 trial was stopped. Three investigator-sponsored trials of evofosfamide continue to enroll patients. In January 2016 at the American Society of Clinical Oncology 2016 Gastrointestinal Cancers Symposium (ASCO GI), Merck KGaA’s analyses of the results from the Phase 3 MAESTRO trial were presented. While the primary efficacy endpoint of overall survival did not meet statistical significance, efficacy endpoints of progression-free survival and confirmed overall response rates demonstrated significant improvements for patients treated with the combination of evofosfamide and gemcitabine (the “treatment arm”) compared to gemcitabine plus placebo (the “control arm”). Of particular note, a meaningful improvement in overall survival was reported for a subgroup of 123 Asian patients (enrolled at Japanese and South Korean sites) in which the risk of death was reduced by 42 percent for patients on the treatment arm compared to patients on the control arm. The hazard ratio, (or “HR”), for this subgroup was 0.58 (95% confidence interval (or “CI”: 0.36 – 0.93).  In particular and based upon Merck KGaA’s MAESTRO data, the 116 patients from Japan from the treatment arm had a median overall survival of 13.6 months versus 9.1 months for those patients on the control arm with significant improvements in progression free survival, objective response rates, and reductions in the pancreatic cancer biomarker, CA19-9. No new safety findings were identified in the MAESTRO study and the safety profile was consistent with that previously reported in other studies of evofosfamide plus gemcitabine. In March 2016, we and Merck KGaA agreed to terminate our former collaboration with Merck KGaA, and all rights to evofosfamide were returned to us.  We are currently conducting additional analyses of data from the MAESTRO trial in pancreatic cancer. Pending the results of our analyses, we intend to discuss potential registration pathways with health regulatory authorities, including the U.S. Food and Drug Administration, or FDA, and the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan.

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

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our former collaboration with Merck KGaA. As of March 31, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $38.0 million and $48.7 million, respectively.

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

Results of Operations

Revenue. For the three months ended March 31, 2016 and March 31, 2015, we recognized no revenue and $3.7 million in revenue, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our former collaboration with Merck KGaA. We were amortizing them ratably over the estimated period of performance, which we originally estimated to end on March 31, 2020. Merck KGaA’s and our decision to cease further joint development of evofosfamide in December 2015, resulted in the immediate recognition of all the remaining deferred revenue into revenue during the quarter ended December 31, 2015. Further, in March 2016, we and Merck KGaA agreed to terminate the collaboration and under the terms of the Termination Agreement, all rights under the original agreement were returned to Threshold, as well as all rights to Merck KGaA technology developed under the original agreement. Also as a result of the termination of our former collaboration, we were no longer eligible to receive any further milestone payments from Merck KGaA.

Research and Development. Research and development expenses were $6.0 million for the three months ended March 31, 2016 compared to $10.7 million for the three months ended March 31, 2015, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $4.7 million decrease in expenses was due primarily to a $3.1 million decrease in employee related expenses, a $1.5 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide and a decrease of $0.1 million in consulting expenses. The decrease in employee related expenses was also due to the reduction in workforce of 34 employees in clinical development and discovery research in December 2015. As result of the termination of our former collaboration with Merck KGaA, we are no longer entitled to any reimbursement for evofosfamide development expenses apart from Merck KGaA’s 70% reimbursement obligation for costs to wind-down the discontinued trials and return the evofosfamide rights back us.

During  the three months ended March 31, 2016 and 2015, we were engaged in three primary research and development programs: the development of evofosfamide, which was the subject of two pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; the clinical development of tarloxotinib, which is subject of two Phase 2 proof of concept trials; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including non-cash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide) attributable to each of our programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended March 31,
	2016	2015
Evofosfamide	$4,278	$8,594
Tarloxotinib	1,332	830
Discovery Research	395	1,256
Total Research and Development Expenses	$6,005	$10,680

Research and development expenses associated with our internally discovered compound evofosfamide were $4.3 million for the three months ended March 31, 2016 and $8.6 million for the three months ended March 31, 2015, in each case net of the reimbursement for Merck KGaA’s 70% share of total eligible collaboration expenses for evofosfamide. The decrease of $4.3 million during the three months ended March 31, 2016 compared to the same period in 2015, was due to Merck KGaA’s and our joint decision to cease further development in evofosfamide in December 2015 and the related discontinuation of enrollment and closure of all company sponsored evofosfamide trials.

Research and developments expenses associated with tarloxotinib, which we licensed rights to in September 2014, were $1.3 million for the three months ended March 31, 2016 compared to $0.8 million for the three months ended March 31, 2015. The increase of $0.5 million was due to the continued enrollment of two Phase 2 proof-of-concept clinical trials of tarloxotinib beginning in the middle of 2015. Discovery research and development expenses were $0.3 million for the three months ended March 31, 2016 compared to $1.3 million for the three months ended March 31, 2015, respectively. With the reduction in workforce enacted in December of 2015 pursuant to which we eliminated our in-house discovery research activities, we expect a substantial decrease in our discovery research expense for 2016.

The largest component of our total operating expenses has historically been our ongoing investment in our research and development activities, primarily with respect to the development of evofosfamide. Subject to our ability to obtain additional funding and to otherwise advance the development of our product candidates, we expect to devote substantial resources to research and development in future periods as we potentially start new clinical trials on our own or with a potential future partner or collaborator.  However research and development expenses are expected to decrease in 2016 compared to 2015 due primarily to our and Merck KGaA’s decision to cease further joint development of evofosfamide in December 2015 and our subsequent decision to cease enrollment in all Threshold-sponsored clinical trials of evofosfamide.  In addition, the reduction in workforce implemented in December 2015 will also result in a decrease in employee-related expenses.

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management of our research and development programs to be critical to our long-term success. The actual probability of success for evofosfamide, tarloxotinib and potential future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy depends upon our ability to enter into potential new partnering or collaborative arrangements with third parties to assist in the development of our product candidates, including evofosfamide, or to otherwise obtain sufficient additional funding to permit such development.  In the event we enter into partnering or collaborative arrangements for our product candidates, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, evofosfamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and a potential future collaborator will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of potential collaborators to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. In addition, our development of tarloxotinib is at a very early stage and it is possible that tarloxotinib may not be found to be safe or effective in our two ongoing Phase 2 proof-of- concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate.

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

General and Administrative. General and administrative expenses were $2.2 million for the three months ended March 31, 2016 compared to $2.6 million for three months ended March 31, 2015. The $0.4 million decrease was due to a $0.2 million decrease in employee related expenses and a $0.2 million decrease in consulting expenses. We currently expect our general and administrative expenses to decrease in 2016 compared to 2015 due to the termination of the collaboration with Merck KGaA and to a lesser extent due to the reduction in workforce in December 2015.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended March 31, 2016 was $32,000 compared to $33,000 of interest income for same period in 2015.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2016 was non-cash income of $0.4 million compared to non-cash expense of $1.5 million for the three months ended March 31, 2015. The non-cash income during the three months ended March 31, 2016 was due to a net decrease in the fair value of the outstanding warrants as result of a decrease in the underlying price of the common stock during the period. The non-cash expense during the three months ended March 31, 2015 was due to a net increase in the fair value of the outstanding warrants as result of an increase in the underlying price of the common stock during the period

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our former collaboration with Merck KGaA. We have received $110 million in upfront and milestone payments from our former collaboration with Merck KGaA. We had cash, cash equivalents and marketable securities of $38.0 million and $48.7 million at March 31, 2016 and December 31, 2015, respectively, available to fund operations.

Net cash used in operating activities for the three months ended March 31, 2016 was $10.6 million compared to net cash used in operating activities of $3.8 million for the three months ended March 31, 2015. The increase of $6.8 million in cash used in operations was due to an increase in payment of previously accrued expenses and a decrease in the 70% cash reimbursement of expenses related to our former collaboration with Merck KGaA.

Net cash provided by investing activities for the three months ended March 31, 2016 was $12.2 million compared with net cash provided by investing activities of $12.0 million for the three months ended March 31, 2015.

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $13,000 and $28.5 million, respectively. The $28.5 million decrease in cash provided by financing activities was primarily due to the $28.1 million net proceeds received from the completion of our underwritten public offering in February 2015 and to lesser extent a $0.4 million decrease in proceeds for the exercise of stock options and purchase rights under our equity plans.

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

On January 21, 2016, we received a letter from the staff, or Staff, of the NASDAQ Stock Market, or NASDAQ, providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until July 19, 2016, to regain compliance with the Bid Price Requirement. If we do not regain compliance with the Bid Price Requirement by July 19, 2016, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet, on the 180th day of the first compliance period, the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are not eligible for a second compliance period, NASDAQ will notify us that our common stock will be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing.  In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds to fund our operations and to advance the development of evofosfamide and tarloxotinib, and could result in the loss of institutional investor interest and fewer development opportunities for us.

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

During the three months ended March 31, 2016, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with Securities and Exchange Commission on March 10, 2016.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on March 10, 2016.

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

In August 2014, the FASB issued an accounting standard update that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. It requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance will be effective for us beginning with our annual report for fiscal 2016 and interim periods thereafter. We are currently evaluating the impact the standard will have on our financial statements.

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

In February 2016, the FASB issued an accounting standard update, which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. We will adopt the standard effective the first quarter of 2019 and do not anticipate that this new accounting guidance will have a material impact on our consolidated statement of operations.

In March 2016, the FASB issued an accounting standard update, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. We are evaluating the full effect this accounting update may have on our consolidated financial statements and will adopt the standard effective the first quarter of 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable Securities and Exchange Commission regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

We have focused our development activities on evofosfamide, and substantially all of our efforts and expenditures continue to be devoted to evofosfamide. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of evofosfamide. In this regard, a substantial portion of our efforts have been devoted to two pivotal Phase 3 clinical trials of evofosfamide: the “406 trial” evaluating evofosfamide in combination with doxorubicin versus doxorubicin alone in patients with soft tissue sarcoma, and the MAESTRO trial of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma, conducted by Merck KGaA.   The 406 trial and the MAESTRO trial failed to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival as agreed upon with the FDA, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial. This has significantly depressed our stock price and harmed our future prospects. We are conducting additional analyses of the data from MAESTRO trial and intend to review and discuss the results of our analyses with health regulatory authorities, to determine potential registration pathways. Evofosfamide and the activities associated with its development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, and storage, are subject to approval and continuing regulation by the FDA, PMDA and other regulatory agencies in and outside the U.S.  Failure to obtain regulatory approval will prevent us from commercializing evofosfamide.  Different regulatory agencies may reach different decisions in assessing the approval evofosfamide. Securing regulatory approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory agencies for each therapeutic indication to establish evofosfamide’s safety and efficacy.  Historically, Japan has required that pivotal clinical data submitted in support of a new drug application be performed on a significant population of Japanese patients. The PMDA may accept U.S. or E.U. patient data when submitted along with a bridging study, but only if it demonstrates that Japanese and non-Japanese subjects react comparably to the product. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of evofosfamide. The FDA, PMDA and other foreign regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that the data from the MAESTRO trial are insufficient to support the approval of any marketing authorization and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to any patient subgroups that we may identify that we believe may potentially benefit from treatment with evofosfamide and gemcitabine. If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new partnering or collaboration arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Any regulatory approval we ultimately obtain may be limited in scope or subject to restrictions or post-approval commitments that render the product not commercially viable. If any regulatory approval that we obtain is delayed or is limited, we may decide not to commercialize the product candidate after receiving the approval.  In addition, in March 2016, we and Merck KGaA agreed to terminate our collaboration and, as a result, we will not any receive any clinical development milestones or any other funding from Merck KGaA for the purpose of conducting any further clinical development of evofosfamide. Under our former collaboration with Merck KGaA, Merck KGaA was responsible for 70% of the worldwide development expenses for evofosfamide. If we are unable to obtain sufficient additional finding for the further development of evofosfamide, whether through new partnering or collaborative arrangements or otherwise, we may be required to cease further development of our evofosfamide program. Also, issues with the successful and timely transfer of evofosfamide development activities from Merck KGaA could significantly impact our ability to analyze the MAESTRO data for the purposes of  pursuing discussions with regulatory authorities and potential partners, and there can be no assurance that such development activities will be successfully transferred to us in a timely manner or at all. For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.

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

Any collaborative arrangements that we establish in the future may not be successful or we may otherwise not realize the anticipated benefits from these collaborations.  In addition, any future collaborative arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us

We have in the past established and intend to continue to establish collaborations with third parties to develop and commercialize our product candidates, and these collaborations may not be successful or we may otherwise not realize the anticipated benefits from these collaborations. For example, in March 2016, we and Merck KGaA, mutually agreed to terminate our collaboration for the development and commercialization of our evofosfamide product candidate, and, as a result, we will not receive any additional milestone payments or other funding from Merck KGaA on account of our collaboration with Merck KGaA. As of the date of this report, we have no ongoing collaborations for the development and commercialization of our product candidates. We may not be able to locate third-party collaborators to develop and market our product candidates, and we lack the capital and resources necessary to develop our product candidates alone.

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

Although Merck KGaA obtained agreement with the FDA on a Special Protocol Assessment, or SPA for the pivotal Phase 3 clinical trial of evofosfamide in combination with gemcitabine for the treatment of previously untreated locally advanced unresectable or metastatic pancreatic cancer, the interpretation of the SPA may affect the outcome from regulatory review, including any regulatory approval.

Merck KGaA obtained an agreement with the FDA on an SPA for the MAESTRO trial of evofosfamide. The SPA process allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides a product sponsor with an agreement confirming that the design and size of a trial will be appropriate to form the primary basis of an efficacy claim for an NDA if the trial is performed according to the SPA. Reaching agreement on an SPA is not an indication of approvability. Even if we believe that the reanalyzed data from the MAESTRO clinical trial are supportive, the SPA is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the MAESTRO trial will be adequate to demonstrate safety and efficacy, or otherwise be sufficient to support regulatory approval. There can be no assurance that the terms of the SPA will ultimately be binding on the FDA, and the FDA is not obligated to approve an NDA, if any, even if the reanalyzed data from the MAESTRO clinical trial are supportive. The FDA retains significant latitude and discretion in interpreting the terms of the SPA and the data and results from a clinical trial, and can require trial design changes or additional studies if issues arise essential to determining safety or efficacy. Data may subsequently become available that causes the FDA to reconsider the previously agreed upon scope of review and the FDA may have subsequent safety or efficacy concerns that override the SPA, and we can give no assurance that as part of a regulatory review process, if any, the FDA will determine that the SPA is still valid. As a result, we do not know how the FDA will interpret the commitments under the SPA agreement, how it will interpret the data and results from the MAESTRO trial, or whether evofosfamide will receive any regulatory approvals.

Accordingly, even with the SPA, we cannot be certain that the trial results from the MAESTRO trial will be found to be adequate to support an efficacy claim and product approval, even if we believe that the reanalyzed data from the MAESTRO clinical trial are supportive. Therefore, despite the potential benefits of SPA agreements, significant uncertainty remains regarding the clinical development of and regulatory approval process for evofosfamide and it is possible that we might never receive any regulatory approvals for evofosfamide.

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

We have no sales experience, as a company. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force and function will require substantial expenditures and will be time-consuming, and we may not be able to effectively recruit, train or retain sales personnel. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues will be lower than if we market and sell any products that we develop ourselves. We may not be able to effectively sell our product candidates, if approved, which could materially harm our business and our financial condition.

Risks Related to Our Financial Performance and Operations

We have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and our future profitability is uncertain.

Due to the recognition of the remaining $65.9 million of deferred revenue from our former collaboration with Merck KGaA during the quarter ended December 31, 2015, we reported net income of $43.8 million for the year ended December 31, 2015.  However, during the quarter ended March 31, 2016 we had a net loss of $7.9 million and we have incurred losses in each of our other years since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted, and will continue to devote for the foreseeable future, substantially all of our resources to development of our product candidates, principally evofosfamide. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of evofosfamide. In this regard, a substantial portion of our efforts have been devoted to the two pivotal Phase 3 clinical trials of evofosfamide. The failure of the 406 trial and the MAESTRO trial to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival as agreed upon with the FDA, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial, has significantly depressed our stock price and harmed our future prospects. Although we are conducting our own analyses of the data from MAESTRO trial and intend to review and discuss the results of our analyses with health regulatory authorities, including the FDA and the PMDA in Japan, to determine whether there is an appropriate path forward for submitting marketing authorization applications based on the data from the MAESTRO trial, the FDA, PMDA and other health regulatory authorities may determine that the data from the MAESTRO trial are insufficient to support the approval of any marketing authorizations and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to any patient subgroups that we may identify that we believe may potentially benefit from treatment with evofosfamide and gemcitabine. If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new partnering or collaboration arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.  In any event, we do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any future collaborative, licensing, acquisition or other arrangements that we may establish for our product candidates;
•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future partners or collaborators, if any;
•	the amount and timing of contingent licensing fees, milestone payments and royalty payments that we are obligated to pay to third parties;
•	the scope, rate of progress and cost of our clinical trials and other development activities;
•	the costs and timing of obtaining regulatory approvals;
•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;
•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and
•	the costs of lawsuits involving us or our product candidates.

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

Our success depends in part on attracting, retaining and motivating key personnel and, if we fail to do so, it may be more difficult for us to execute our business strategy. As a small organization we are dependent on key employees and we will need to hire additional personnel to execute our business strategy successfully.

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

We do not have our own manufacturing capability for the evofosfamide active pharmaceutical ingredient, or API or evofosfamide drug product. To date, we have relied on, and we expect to continue to rely on, a limited number of third party contract manufacturers and excipient suppliers for the evofosfamide API and evofosfamide drug product to meet our clinical supply needs of evofosfamide. We have no long-term commitments or commercial supply agreements with any of our evofosfamide suppliers. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

We need to have sufficient evofosfamide API and drug product manufactured to meet the clinical supply demands for our clinical trials. If we are not successful in having sufficient quantities of evofosfamide API and drug product manufactured, or if manufacturing is interrupted at our contract manufacturers and excipient suppliers for evofosfamide API and our evofosfamide drug product manufacturers due to regulatory or other reasons, or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our evofosfamide clinical program. In any event, we will need to order additional evofosfamide API and drug product and we have in the past experienced delays in the receipt of satisfactory drug product, and any additional delays we may experience in the receipt of satisfactory evofosfamide API or drug product could cause significant delays in our potential future evofosfamide clinical trials, which would harm our business. Moreover the need for additional supplies and preparation for registration may require manufacturing process improvements in evofosfamide API and drug product. The manufacturing processes improvements for the evofosfamide API may require facilities upgrades at our suppliers, which may lead to delays or disruption in supply, or delays in regulatory approval of evofosfamide. Changes to the formulation of evofosfamide for our potential future clinical trials may also require bridging studies to demonstrate the comparability of the new formulation with the old. These studies may delay our clinical trials and may not be successful. Even if we are successful in raising the additional capital necessary to advance the development of evofosfamide, if we are not successful in procuring sufficient evofosfamide clinical trial material, we may experience a significant delay in our evofosfamide clinical program. Finally, we have not engaged any backup or alternative suppliers for parts of our evofosfamide supply chain for our potential future evofosfamide clinical trials. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming and would increase the likelihood of a significant delay or interruption in manufacturing or a shortage of supply of evofosfamide.

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

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share.  On January 21, 2016, we received a letter from the staff, or Staff, of NASDAQ providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until July 19, 2016, to regain compliance with the Bid Price Requirement. If we do not regain compliance with the Bid Price Requirement by July 19, 2016, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet, on the 180th day of the first compliance period, the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are not eligible for a second compliance period, NASDAQ will notify us that our common stock will be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing.  In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise. In this regard, on February 10, 2016, we received a letter from the Staff of NASDAQ providing notification that, for the previous 30 consecutive business days, the minimum market value of listed securities, or MLVS, for our common stock was below the $35 million minimum MVLS requirement for continued listing on The NASDAQ Capital Market, or the MVLS Requirement. Although as a result of our reporting stockholders’ equity of $40.8 million for the year ended December 31, 2015, the Staff notified us that the deficiency related to our failure to meet MVLS Requirement is now closed, there can be no assurance that we will continue to meet other applicable NASDAQ listing requirements.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of March 31, 2016, we had 71,511,425 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On November 2, 2015, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, under which we may sell shares of our common stock from time to time through Cowen, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $50 million. Though our ability to sell shares of common stock through Cowen under our sales agreement with Cowen is practically limited or precluded altogether due to our currently-depressed stock price, to the extent that we sell shares of our common stock pursuant to the sales agreement with Cowen in the future, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price was adjusted to $3.62 on January 21, 2016. In addition, as of March 31, 2016, there were 11,561,093 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.65 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

Exhibit Number	Description

10.1†	Termination Agreement, dated March 10, 2016, by and between Threshold Pharmaceuticals, Inc. and Merck KGaA, Darmstadt, Germany.
10.2†	Amendment to Exclusive License Agreement by and between the Registrant and Eleison Pharmaceuticals, Inc., dated January 8, 2016.
10.3	Change of Control Severance Agreement by and between the Registrant and Joel Fernandes, dated as of March 11, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.
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

Threshold Pharmaceuticals, Inc.

Date: May 5, 2016	/s/ Harold E. Selick, Ph.D.
Harold E. Selick, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Termination Agreement, dated March 10, 2016, by and between Threshold Pharmaceuticals, Inc. and Merck KGaA, Darmstadt, Germany.
10.2†	Amendment to Exclusive License Agreement by and between the Registrant and Eleison Pharmaceuticals, Inc., dated January 8, 2016.
10.3	Change of Control Severance Agreement by and between the Registrant and Joel Fernandes, dated as of March 11, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the SEC.
*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.