Form 10-Q
period 2016-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2016-08-01
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

On July 25, 2016, there were 71,511,425 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2016	December 31, 2015 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,402	$9,589
Marketable securities, current	21,189	39,091
Collaboration receivable	921	1,891
Prepaid expenses and other current assets	1,294	2,599
Total current assets	35,806	53,170
Property and equipment, net	208	333
Other assets	166	166
Total assets	$36,180	$53,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,076	$725
Accrued clinical and development expenses	2,097	6,834
Accrued liabilities	616	3,269
Total current liabilities	5,789	10,828
Warrant liability	2,490	1,864
Deferred rent	87	131
Total liabilities	8,366	12,823
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 71,511,425 shares at June 30, 2016 and 71,462,059 shares at December 31, 2015	72	71
Additional paid-in capital	371,893	370,236
Accumulated other comprehensive loss	5	(21)
Accumulated deficit	(344,156)	(329,440)
Total stockholders’ equity	27,814	40,846
Total liabilities and stockholders’ equity	$36,180	$53,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$3,680	$—	$7,361
Operating expenses:
Research and development	4,016	10,141	10,021	20,821
General and administrative	1,892	2,480	4,141	5,096
Total operating expenses	5,908	12,621	14,162	25,917
Loss from operations	(5,908)	(8,941)	(14,162)	(18,556)
Interest income (expense), net	40	39	72	72
Other income (expense), net	(996)	596	(626)	(976)
Net loss	(6,864)	(8,306)	(14,716)	(19,460)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	4	(3)	26	(5)
Comprehensive loss	$(6,860)	$(8,309)	$(14,690)	$(19,465)
Net loss per share:
Basic	$(0.10)	$(0.12)	$(0.21)	$(0.28)
Diluted	$(0.10)	$(0.12)	$(0.21)	$(0.28)
Weighted average number of shares used in net loss per share calculations:
Basic	71,511	71,334	71,500	69,046
Diluted	71,511	72,815	71,500	69,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,716)	$(19,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305	503
(Gain) loss on sale of investments, property and equipment	(51)	14
Stock-based compensation expense	1,645	3,316
Change in common stock warrant fair value	626	974
Changes in operating assets and liabilities:
Collaboration receivable	970	3,601
Prepaid expenses and other assets	1,305	(773)
Accounts payable	2,351	(1,439)
Accrued clinical and development expenses	(4,737)	1,722
Accrued liabilities	(2,653)	(729)
Deferred rent	(44)	(74)
Deferred revenue	—	(7,361)
Net cash used in operating activities	(14,999)	(19,706)
Cash flows from investing activities:
Acquisition of property and equipment	—	(55)
Purchases of marketable securities	(13,454)	(39,479)
Proceeds from sale of property and equipment	61	—
Proceeds from sale of marketable securities	—	1,997
Proceeds from maturities of marketable securities	31,192	30,907
Net cash (used in) provided by investing activities	17,799	(6,630)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	13	28,514
Net cash provided by financing activities	13	28,514
Net increase (decrease) in cash and cash equivalents	2,813	2,178
Cash and cash equivalents, beginning of period	9,589	8,391
Cash and cash equivalents, end of period	$12,402	$10,569

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

Deferred revenue associated with a non-refundable payment received under a collaborative agreement for which the developmental performance obligations are terminated will result in an immediate recognition of any remaining deferred revenue in the period that termination occurred provided that all performance obligations have been satisfied. As a result of Merck KGaA’s and the Company’s decision to cease further joint development of evofosfamide in December 2015, the Company immediately recognized all of the remaining deferred revenue into revenue during the quarter ended December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(6,864)	$(8,306)	$(14,716)	$(19,460)
Less: noncash income from change in fair value of common stock warrants	—	(308)	—	—

Net loss - diluted	(6,864)	(8,614)	(14,716)	(19,460)

Denominator:
Weighted average common shares outstanding - basic	71,511	71,334	71,500	69,046
Dilutive effect of warrants	—	1,481	—	—

Weighted-average common shares outstanding and dilutive potential common shares — diluted	71,511	72,815	71,500	69,046

Net loss per share:
Basic	$(0.10)	$(0.12)	$(0.21)	$(0.28)
Diluted	$(0.10)	$(0.12)	$(0.21)	$(0.28)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”)   were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares issuable upon exercise of warrants	8,300	8,300	8,300	12,146
Shares issuable upon exercise of stock options	11,635	10,151	11,635	10,151
Shares issuable related to the 2004 Purchase Plan	42	73	42	73

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

The Company’s deliverables under the License Agreement with Merck KGaA, which included delivery of the rights and license for evofosfamide and performance of research and development activities, were determined to be a single unit of accounting. The delivered license did not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the License Agreement, which was required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting was recorded as deferred revenue and recognized over the estimated performance period under the License Agreement, which is the product development period. The Company recorded $110 million of the upfront payment and milestones payments as deferred revenue and was amortizing them ratably over the estimated period of performance, which the Company originally estimated to end on March 31, 2020 for the nine months ended September 30, 2015. Merck KGaA’s decision to cease further joint development of evofosfamide in December 2015 resulted in the immediate recognition of all the remaining deferred revenue into revenue during the quarter ended December 31, 2015. As a result, the Company recognized $0 revenue during the three and six months ended June 30, 2016, and $3.7 million and $7.4 million of revenue during the three and six months ended June 30, 2015, respectively. Further, in March 2016, the Company and Merck KGaA agreed to terminate the License Agreement pursuant to a termination agreement, or the Termination Agreement. Under the terms of the Termination Agreement, all rights under the License Agreement were returned to the Company, as well as all rights to Merck KGaA technology developed under the License Agreement. Under the Termination Agreement Merck KGaA is entitled to tiered royalties on net sales if any, and milestone payments contingent upon the future successful partnering, development and commercialization of evofosfamide. Also as a result of the termination of the License Agreement the Company is no longer eligible to receive any further milestone payments from Merck KGaA

Merck KGaA also paid 70% of worldwide development expenses for evofosfamide under the terms of the License Agreement. With the decision to cease further joint development of evofosfamide and the termination of the License Agreement, the Company is no longer eligible to receive payments from Merck KGaA for expenses related to further development of evofosfamide other than for costs to wind down the discontinued trials and return the evofosfamide rights back to the Company. The Company earned $0.9 million and $1.7 million reimbursement for eligible worldwide expenses for evofosfamide from Merck KGaA during the six and six months ended June 30, 2016, which expenses were solely for trial wind-down efforts, compared to $3.6 million and $5.6 million for eligible worldwide development expenses incurred during the six and six months ended June 30, 2015. Such earned reimbursement has been reflected as a reduction of research and development expenses.

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

At both June 30, 2016 and December 31, 2015 the Company had warrants outstanding to purchase 8.3 million shares of common stock, having an initial exercise price of $10.86 per share, which warrants were issued by the Company in the Company’s February 2015 public offering of common stock and warrants. The exercise price was adjusted to $3.62 on January 21, 2016 pursuant to the terms of warrant. The fair value of these warrants on June 30, 2016 and December 31, 2015 was determined using a Black-Scholes model with the following key level 3 inputs:

	June 30, 2016	December 31, 2015
Risk-free interest rate	1.01%	1.76%
Expected life (in years)	3.64	4.14
Dividend yield	—	—
Volatility	116%	112%
Stock price	$0.64	$0.48

During the three and six months ended June 30, 2016 the change in fair value of $1.0 million and $0.7 million, respectively, of noncash expense related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

On March 16, 2016, warrants outstanding, which were initially issued by the Company in an underwritten public offering in March 2011, to purchase 3.8 million shares of common stock expired and noncash income of $38,000 related to the expired warrants was recognized as other income (expense) in the Company’s consolidated statement of operations. At December 31, 2015, the Company had March 2011 warrants outstanding to purchase 3.8 million shares of common stock, having an exercise price of $2.46 per share. The fair value of these warrants on December 31, 2015 was determined using a Black Scholes valuation model with the following key level 3 inputs:

December 31, 2015
Risk-free interest rate	0.16%
Expected life (in years)	0.21
Dividend yield	—
Volatility	179%
Stock price	$0.48

The following table sets forth the Company’s financial liabilities, related to warrants issued in the February 2015 and March 2011 offerings, subject to fair value measurements as of June 30, 2016 and December 31, 2015:

	Fair Value as of June 30, 2016	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
February 2015 warrants	$2,490	$—	$—	$2,490

	Fair Value as of December 31, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
March 2011 warrants	38	—	—	38
February 2015 warrants	1,826	—	—	1,826
Total common stock warrants	$1,864	$—	$—	$1,864

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2015	$1,864
Change in fair value related to expired March 2016 common stock warrants	(38)
Change in fair value of common stock warrants during six months ended June 30, 2016	664
Exercise of warrants during six months ended June 30, 2016	—
Balance at June 30, 2016	$2,490

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the 2004 Purchase Plan, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of stock-based compensation:
Research and development	$306	$1,174	$624	$1,991
General and administrative	496	721	1,021	1,325
	$802	$1,895	$1,645	$3,316

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the 2004 Purchase Plan was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee Stock Options:
Risk-free interest rate	1.08%	1.69%	1.60%	1.70%
Expected term (in years)	5.27	5.58	5.97	5.98
Dividend yield	—	—	—	—
Volatility	109%	79%	108%	83%
Weighted-average fair value of stock options granted	$0.30	$2.65	$0.44	$3.08

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.56%	0.38%	0.56%	0.38%
Expected term (in years)	1.24	1.24	1.24	1.24
Dividend yield	—	—	—	—
Volatility	161%	51%	161%	51%
Weighted-average fair value of ESPP purchase rights	$0.22	$1.59	$0.22	$1.59

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.8 million and $1.6 million of stock-based compensation expense related to stock options and purchase rights under the Company’s equity incentive plans and 2004 Purchase Plan for the three and six months ended June 30, 2016 and $1.9 million and $3.3 million of stock-based compensation for the three and six months ended June 30, 2015.  As of June 30, 2016, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $2.4 million before forfeitures. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.7 years.

Equity Incentive Plans

Equity Incentive Plans   At June 30, 2016, 857,479 shares were authorized and available for issuance under the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	9,032,136	$3.77	—	—
Granted	2,945,000	$0.53	—	—
Exercised	—	$—	—	—
Forfeitures	(341,939)	$3.07	—	—
Outstanding at June 30, 2016	11,635,197	$2.97	6.32	$300,142
Vested and expected to vest June 30, 2016	11,527,107	$2.99	6.29	$292,477
Exercisable at June 30, 2016	7,444,072	$3.61	4.70	$16,920

No stock options were exercised during the six months ended June 30, 2016. The total intrinsic value of stock options exercised during six months ended June 30, 2015 was $0.2 million, as determined at the date of the option exercise. Cash received from stock option exercises was $0.1 million for the six months ended June 30, 2015. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2016, an additional 100,000 shares was authorized for issuance under the 2004 Purchase Plan pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the six months ended June 30, 2016, plan participants had purchased 49,366 shares at an average purchase price of $0.24 for total cash proceeds of $12,000.  At June 30, 2016, 177,471 shares were authorized and available for issuance under the 2004 Purchase Plan.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value as of June 30, 2016	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$1,857	$1,857	$—	$—
Certificates of deposit	100	—	100	—
Corporate debt securities	4,067	—	4,067	—
Government securities	13,580	—	13,580	—
Commercial paper	13,987	—	13,987	—

Total cash equivalents and marketable securities	$33,591	$1,857	$31,734	$—

	Fair Value as of December 31, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,421	$5,421	$—	$—
Certificates of deposit	696	—	696	—
Corporate debt securities	12,571	—	12,571	—
Government securities	21,769	—	21,769	—
Municipal securities	1,908	—	1,908	—
Commercial paper	6,145	—	6,145	—

Total cash equivalents and marketable securities	$48,510	$5,421	$43,089	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2016 and December 31, 2015:

As of June 30, 2016 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$1,857	$—	$—	$1,857
Certificates of deposit	100	—	—	100
Corporate debt securities	4,068	—	(1)	4,067
U.S. Government securities	13,574	7	(1)	13,580
Commercial paper	13,987	—	—	13,987
	33,586	7	(2)	33,591
Less cash equivalents	12,402	—	—	12,402
Total marketable securities	$21,184	$7	$(2)	$21,189

As of December 31, 2015 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,421	$—	$—	$5,421
Certificates of deposit	696	—	—	696
Corporate debt securities	12,578	1	(8)	12,571
Municipal securities	1,908	—	—	1,908
U.S. Government securities	21,783	—	(14)	21,769
Commercial paper	6,145	—	—	6,145
	48,531	1	(22)	48,510
Less cash equivalents	9,419	—	—	9,419
Total marketable securities	$39,112	$1	$(22)	$39,091

There were no realized gains or losses in six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the weighted average maturity for the Company’s available for sale securities was 3.2 months, with the longest maturity being June 2017.

The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The following table provides the breakdown of the marketable securities with unrealized losses at June 30, 2016 (in thousands):

	In loss position for less than twelve months
As of June 30, 2016 (in thousands):	Fair Value	Unrealized Loss
Corporate debt securities	$2,504	$(1)
U.S. government securities	3,020	(1)
Total marketable securities	$5,524	$(2)

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

Years Ending December 31,
2016	388
2017	260
Thereafter	—
Total	$648

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2016.

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

NOTE 8 — ACCRUED SEVERANCE BENEFITS

In December 2015, the Company adopted a plan to reduce its operating expenses, following its decision to discontinue joint development of evofosfamide under its former collaboration with Merck KGaA. The plan included a reduction of approximately 40 full-time employees in both research and development and to a lesser extent general and administrative areas of the Company. As a result of the staffing reduction, the Company incurred expenses related to severance benefits of approximately $2.5 million during the quarter ended December 31, 2015, which included approximately $0.2 million of noncash stock compensation expense related to the extension of post-termination exercise period for the outstanding vested stock options for the affected employees. The payout of the accrued expenses related to severance benefits at December 31, 2015 was completed during the first quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Act . When used in this report or elsewhere by management from time to time, the words “believe,” “will,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the implementation of our business strategies, including our ability to pursue any development pathways and regulatory strategies for evofosfamide (formerly TH-302);
•	our ability to advance the development of our product candidates, if at all;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
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
•

our ability to identify, in-license or otherwise acquire additional product candidates and development programs, and to obtain the additional funding that would be necessary in order to complete any such transaction;

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

Overview

We are a clinical-stage biopharmaceutical company using our expertise in the tumor microenvironment to discover and develop therapeutic and diagnostic agents that selectively target tumor cells for the treatment of patients living with cancer. We are evaluating two therapeutic product candidates based on hypoxia-activated prodrug technology: evofosfamide and tarloxotinib. To date, evofosfamide has been studied in more than 1600 patients with cancer and has demonstrated anti-tumor activity as a monotherapy and in combination with other chemotherapeutics or targeted therapies across multiple types of solid tumors and in some hematological malignancies. The safety profile of evofosfamide has been consistent with manageable side-effects. In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany, or Merck KGaA, in patients with advanced pancreatic cancer.  Based on our analysis of the TH-CR-406 study and Merck KGaA’s analysis of the MAESTRO study, we reported that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival. As a result, and following Merck KGaA’s and our decision to discontinue joint development of evofosfamide under our former collaboration with Merck KGaA, in December 2015 we adopted a plan to reduce our operating expenses. The plan included a reduction of approximately 40 full-time employees in both research and development and general and administrative areas. In addition, we have discontinued enrollment in all company-sponsored clinical trials of evofosfamide as we conducted our own analyses of the data from the MAESTRO trial and evaluate potential next steps for the development of evofosfamide and tarloxotinib. While we continue to conduct limited activities with respect to evofosfamide and are continuing to conduct our two tarloxotinib Phase 2 proof-of-concept trials, our current strategy does not include the expenditure of material resources on the continued development of evofosfamide or tarloxotinib in future periods absent significant additional funding, whether through new collaborative or partnering arrangements or otherwise.

As a result of the staffing reduction, we incurred expenses related to severance benefits of approximately $2.5 million during the quarter ended December 31, 2015, which included approximately $0.2 million of noncash stock compensation expense related to the extension of post-termination exercise period for the outstanding vested stock options for the affected employees. The payout of the accrued expenses related to severance benefits was completed in the first quarter of 2016.

In January 2016, we announced that a sponsor-initiated interim futility analysis of the randomized, controlled Phase 2 trial (TH-CR-415) of evofosfamide (“the 415 trial”) was conducted by an independent Data Safety Monitoring Board (“IDSMB”).  IDSMB concluded that the trial was unlikely to reach its primary endpoint of improving overall survival with statistical significance.  While evofosfamide plus pemetrexed demonstrated statistically significant improvement in progression-free survival (PFS) associated with a reduction in the risk of progression or death by approximately 30%, enrollment in the 415 trial was stopped. Three investigator-sponsored trials of evofosfamide continue to enroll patients. In January 2016 at the American Society of Clinical Oncology 2016 Gastrointestinal Cancers Symposium (ASCO GI), Merck KGaA’s initial analyses of the results from the Phase 3 MAESTRO trial were presented. While the primary efficacy endpoint of overall survival did not meet statistical significance, efficacy endpoints of progression-free survival and confirmed overall response rates demonstrated significant improvements for patients treated with the combination of evofosfamide and gemcitabine (the “treatment arm”) compared to gemcitabine plus placebo (the “control arm”). Since December 2015, we have conducted additional analyses of data from the MAESTRO trial in pancreatic cancer.  In June 2016 at the Annual Meeting of the American Society of Clinical Oncology (ASCO), the updated analyses of the results from the Phase 3 MAESTRO trial were presented.  Of particular note based on the data from the September 1, 2015 cut-off date for the MAESTRO trial, a meaningful improvement in overall survival was reported for a subgroup of 123 Asian patients (enrolled at Japanese and South Korean sites) in which the risk of death was reduced by 48 percent for patients on the treatment arm compared to patients on the control arm. The hazard ratio (“HR”) for this subgroup was 0.52 (95% confidence interval (or “CI”: 0.32 – 0.85).  In particular and based upon Merck KGaA’s MAESTRO data, the 116 patients from Japan from the treatment arm had a median overall survival of 13.6 months versus 9.1 months for those patients on the control arm with significant improvements in progression free survival, objective response rates, and reductions in the pancreatic cancer biomarker, CA19-9. No new safety findings were identified in the MAESTRO study and the safety profile was consistent with that previously reported in other studies of evofosfamide plus gemcitabine. In March 2016, we and Merck KGaA agreed to terminate our former collaboration with Merck KGaA, and all rights to evofosfamide were returned to us.  On June 2, 2016, we received preliminary comments from the FDA relating to our request for a meeting indicating that our analysis of the data from the MAESTRO study, conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase 2 study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a new drug application, or NDA, for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  Accordingly, we would be required to successfully conduct one or more additional Phase 3 clinical trials before the FDA would accept any NDA for evofosfamide.  We intend to discuss potential registration pathways with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan based on the results seen in the Japanese sub-population.  If these discussions do not lead to a registration pathway, our strategy would not include any further development of evofosfamide unless such development is part of a new collaborative or partnering arrangement or other strategic transaction and we are otherwise able to raise significant additional funding.

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

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our former collaboration with Merck KGaA. As of June 30, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $33.6 million and $48.7 million, respectively. The Company continues to seek out new collaborative partners for evofosfamide as well as new in-licensing opportunities in parallel with continued funding for those opportunities.

Subject to our ability to obtain additional funding and to otherwise advance the development of our product candidates, we expect to devote substantial resources to research and development in future periods as we potentially start additional clinical trials on our own or with a potential future partner or collaborator. Research and development expenses are expected to decrease in 2016 compared to 2015 primarily as a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide and our decision to cease further enrollment in all Threshold-sponsored clinical trials of evofosfamide and, to a lesser extent, the impact of workforce reduction implemented in December 2015. However, we cannot currently predict whether and to what extent we may continue or increase product candidate development activities in future periods, if at all, and what our future cash needs may be for any such activities.

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

Results of Operations

Revenue. For each of the three and six months ended June 30, 2016, we recognized no revenue, compared to $3.7 million and $7.4 million in revenue for the three and six months ended June 30, 2015, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our former collaboration with Merck KGaA. We were amortizing them ratably over the estimated period of performance, which we originally estimated to end on March 31, 2020. Merck KGaA’s and our decision to cease further joint development of evofosfamide in December 2015, resulted in the immediate recognition of all the remaining deferred revenue into revenue during the quarter ended December 31, 2015. Further, in March 2016, we and Merck KGaA agreed to terminate the collaboration pursuant to a termination agreement and under the terms of that termination agreement, all rights under the original collaboration agreement were returned to Threshold, as well as all rights to Merck KGaA technology developed under the original collaboration agreement. Also as a result of the termination of our former collaboration, we were no longer eligible to receive any further milestone payments from Merck KGaA.

Research and Development. Research and development expenses were $4.0 million for the three months ended June 30, 2016 compared to $10.1 million for the three months ended June 30, 2015, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $6.1 million decrease in expenses was due primarily to a $3.6 million decrease in employee related expenses (including a $0.9 million decrease in noncash stock-based compensation), a $2.0 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, and a decrease of $0.5 million in consulting expenses. Research and development expenses were $10.0 million for the six months ended June 30, 2016 compared to $20.8 million for the six months ended June 30, 2015, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $10.8 million decrease in expenses was due primarily to a $6.7 million decrease in employee related expenses (including a $1.4 million decrease in noncash stock-based stock compensation expense), a $3.5 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, and a decrease of $0.6 million in consulting expenses. The decrease in employee related expenses was primarily due to the reduction in workforce of 34 employees in clinical development and discovery research in December 2015. As a result of the termination of our former collaboration with Merck KGaA, we are no longer entitled to any reimbursement for evofosfamide development expenses apart from Merck KGaA’s 70% reimbursement obligation for costs to wind down the discontinued trials and return the evofosfamide rights back to us.

During the three and six months ended June 30, 2016 and 2015, we were engaged in three primary research and development programs: the development of evofosfamide, which was the subject of two pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; the clinical development of tarloxotinib, which is subject of two Phase 2 proof of concept trials; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including noncash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide) attributable to each of our programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Evofosfamide	$2,914	$7,700	$7,192	$16,294
Tarloxotinib	1,018	1,078	2,351	1,908
Discovery Research	84	1,363	478	2,619
Total Research and Development Expenses	$4,016	$10,141	$10,021	$20,821

Research and development expenses associated with our internally discovered compound evofosfamide were $2.9 million and $7.2 million for the three and six months ended June 30, 2016, respectively, and $7.7 million and $16.3 million for the three and six months ended June 30, 2015, respectively, in each case net of the reimbursement for Merck KGaA’s 70% share of total eligible collaboration expenses for evofosfamide. The decrease of $4.8 million and $9.1 million during the three and six months ended June 30, 2016, respectively, compared to the same period in 2015, was due to Merck KGaA’s and our joint decision to cease further development in evofosfamide in December 2015 and the related discontinuation of enrollment in and closure of all company-sponsored evofosfamide trials.

Research and developments expenses associated with tarloxotinib, which we licensed rights to in September 2014, were $1.0 million and $2.4 million for the three and six months ended June 30, 2016, respectively, compared to $1.1 million and $1.9 million for the three and six months ended June 30, 2015, respectively. The increase of $0.4 million for the six months ended June 30, 2016, compared to the same period in 2015, was due to the continued enrollment of two Phase 2 proof-of-concept clinical trials of tarloxotinib beginning in the middle of 2015.  Discovery research and development expenses were $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively, compared to $1.4 million and $2.6 million for the three and six months ended June 30, 2015, respectively. With the reduction in workforce enacted in December of 2015 pursuant to which we eliminated our in-house discovery research activities, we expect a substantial decrease in our discovery research expense for 2016.

The largest component of our total operating expenses has historically been our ongoing investment in our research and development activities, primarily with respect to the development of evofosfamide. Subject to our ability to obtain additional funding and to otherwise advance the development of our product candidates, we expect to devote substantial resources to research and development in future periods as we potentially start new clinical trials on our own or with a potential future partner or collaborator.  However, research and development expenses are expected to decrease in 2016 compared to 2015 due primarily to our and Merck KGaA’s decision to cease further joint development of evofosfamide in December 2015 and our subsequent decision to cease enrollment in all Threshold-sponsored clinical trials of evofosfamide.  In addition, the reduction in workforce implemented in December 2015 will also result in a decrease in employee-related expenses.

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management of our research and development programs to be critical to our long-term success. The actual probability of success for evofosfamide, tarloxotinib and potential future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy depends upon our ability to enter into potential new partnering or collaborative arrangements with third parties to assist in the development of our product candidates, including evofosfamide, or to otherwise obtain sufficient additional funding to permit such development.  In the event we enter into partnering or collaborative arrangements for our product candidates, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, evofosfamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and a potential future collaborator will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of potential collaborators to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. In addition, our development of tarloxotinib is at an early stage and it is possible that tarloxotinib may not be found to be safe or effective in our two ongoing Phase 2 proof-of- concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate.

We did not track research and development expenses by project prior to 2003, and therefore we cannot provide cumulative project expenses to date. The risks and uncertainties associated with our research and development projects are discussed more fully in the “Risk Factors” section in Part II, Item 1A of this quarterly report on Form 10-Q. As a result of the risks and uncertainties discussed in the “Risk Factors” section and above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate, including evofosfamide, if ever. In addition, we cannot predict whether and to what extent we may continue or increase product candidate development activities in future periods, if at all, and what our future cash needs may be for any such activities. To date, we have not commercialized any of our product candidates and in fact may never do so.

General and Administrative. General and administrative expenses were $1.9 million for the three months ended June 30, 2016 compared to $2.5 million for three months ended June 30, 2015. The $0.6 million decrease was due to a $0.5 million decrease in employee related expenses and a $0.1 million decrease in consulting expenses. General and administrative expenses were $4.1 million for the six months ended June 30, 2016 compared to $5.1 million for six months ended June 30, 2015. The $1.0 million decrease was due to a $0.8 million decrease in employee related expenses and a $0.2 million decrease in consulting expenses. We currently expect our general and administrative expenses to decrease in 2016 compared to 2015 due to the termination of the collaboration with Merck KGaA and to a lesser extent due to the reduction in workforce in December 2015.

Interest Income (Expense), Net. Interest income (expense), net for the three and six months ended June 30, 2016 was $40,000 and $72,000, respectively, compared to $39,000 and $72,000 of interest income for same period in 2015, respectively.

Other Income (Expense). Other income (expense) for the three and six months ended June 30, 2016 was noncash expense of $1.0 million and $0.6 million, respectively, compared to noncash income of $0.6 million and noncash expense of $1.0 million for the three and six months ended June 30, 2015, respectively. The noncash expense during the three and six months ended June 30, 2016 was due to a net increase in the fair value of the outstanding warrants as a result of an increase in the underlying price of the common stock during those periods. The noncash income during the three months ended June 30, 2015, was due to a net decrease in the fair value of the outstanding warrants as a result of a decrease in the underlying price of the common stock during that period. The noncash expense during the six months ended June 30, 2015, was due to a net increase in the fair value of the outstanding warrants as a result of an increase in the underlying price of the common stock during that period.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our former collaboration with Merck KGaA. We have received $110 million in upfront and milestone payments from our former collaboration with Merck KGaA. We had cash, cash equivalents and marketable securities of $33.6 million and $48.7 million at June 30, 2016 and December 31, 2015, respectively, available to fund operations.

Net cash used in operating activities for the six months ended June 30, 2016 was $15.0 million compared to net cash used in operating activities of $19.7 million for the six months ended June 30, 2015. The decrease of $4.7 million in cash used in operations was due to a net decrease in payments of operating cash expenses, partially offset by a decrease in the 70% cash reimbursement of expenses related to our former collaboration with Merck KGaA.

Net cash provided by investing activities for the six months ended June 30, 2016 was $17.8 million compared with net cash used in investing activities of $6.6 million for the six months ended June 30, 2015. The $24.4 million increase in net cash provided by investing activities was due primarily to a decrease in purchases of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $13,000 and $28.5 million, respectively. The $28.5 million decrease in cash provided by financing activities was primarily due to the $28.1 million net proceeds received from the completion of our underwritten public offering in February 2015 and to lesser extent a $0.4 million decrease in proceeds for the exercise of stock options and purchase rights under our equity plans.

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

Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the negative results reported from our two pivotal Phase 3 clinical trials of evofosfamide, and may in the future be adversely impacted by the uncertainty regarding the prospects for future development of evofosfamide and our ability to advance the development of evofosfamide and tarloxotinib or otherwise realize any return on our investments in evofosfamide and tarloxotinib, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on The NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that sufficient funds will be available to us or on satisfactory terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to our product candidates, technologies or potential markets, any of which could result in our stockholders having little or no continuing interest in our evofosfamide or tarloxotinib programs as stockholders or otherwise, or which could delay or require that we curtail or eliminate some or all of our development activities or otherwise have a material adverse effect on our business, financial condition and results of operations.

On January 21, 2016, we received a letter from the staff, or Staff, of the NASDAQ Stock Market, or NASDAQ, providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until July 19, 2016, to regain compliance with the Bid Price Requirement. On July 20, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until January 17, 2017, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on July 19, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split during the second 180-day compliance period, if necessary.  If we cannot demonstrate compliance with the Bid Price Requirement by January 17, 2017, the Staff will notify us that our common stock will be delisted.  In the event of such a notification, we may appeal the Staff’s determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing.   In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise.  In this regard, on February 10, 2016, we received a letter from the Staff of NASDAQ providing notification that, for the previous 30 consecutive business days, the minimum market value of listed securities, or MLVS, for our common stock was below the $35 million minimum MVLS requirement for continued listing on The NASDAQ Capital Market, or the MVLS Requirement. Although as a result of our reporting stockholders’ equity of $40.8 million for the year ended December 31, 2015, the Staff notified us that the deficiency related to our failure to meet MVLS Requirement is now closed, there can be no assurance that we will continue to meet other applicable NASDAQ listing requirements.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds to fund our operations, to advance the development of evofosfamide and tarloxotinib and/or to acquire or in-license additional product candidates or development programs, and could result in the loss of institutional investor interest and fewer development opportunities for us.

If we are unable to secure additional funding on a timely basis or on terms favorable to us, we may be required to cease or reduce any product development activities, to conduct additional workforce reductions, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is uncertainty regarding our continued existence.

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

During the six months ended June 30, 2016, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with Securities and Exchange Commission on March 10, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

While we remain focused on the design and development of novel cyotoxic prodrug compounds for the treatment of cancer, evofosfamide and tarloxotinib are currently our only product candidates in the clinical development stage and we may be unable to develop additional product candidates suitable for clinical testing. In this regard, as part of our workforce reduction in December 2015 that followed the reported negative results from the two Phase 3 clinical trials of evofosfamide, we eliminated our discovery research activities conducted in-house, which prevents our ability to discover additional prodrug product candidates at this time.  In addition, given the uncertain prospects for evofosfamide and tarloxotinib, our strategy includes evaluating opportunities to acquire or in-license additional product candidates or development programs that build on our expertise and complement our pipeline. Any growth through acquisition or in-licensing will depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. Even if appropriate acquisition or in-licensing opportunities are available, we currently do not have, and may not in the future have, the financial resources necessary to pursue them. In addition, other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for acquisition or in-licensing opportunities. In addition, we may not be able to realize the anticipated benefits of any acquisition or in-licensing opportunity for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials or the integration of an acquired or licensed product candidate gives rise to unforeseen difficulties and expenditures. For example, in September 2014, we licensed rights to tarloxotinib, a clinical-stage investigational compound that we are evaluating in two Phase 2 proof-of-concept clinical trials, one in a population of patients with non-small cell lung cancer and one in a population in patients with squamous cell carcinoma of the head and neck or skin. However, our evaluation of tarloxotinib is at an early stage and it is possible that tarloxotinib may not be found to be safe or effective in our ongoing Phase 2 proof-of-concept clinical trials or in any other studies that we may conduct, and we may otherwise fail to realize the anticipated benefits of our licensing of this product candidate. In this regard, tarloxotinib was previously being developed in a different patient population than the populations we are targeting and a prior clinical trial evaluating tarloxotinib in that different patient population was terminated prematurely due to unacceptable toxicity. While we are evaluating tarloxotinib in patient populations that we believe may be responsive to tarloxotinib at doses lower than was targeted in the terminated clinical trial, we cannot assure you that we will be able to determine an appropriate dose that is both safe and effective for the patient populations we are targeting. In any event, any growth through development of additional product candidates will depend principally on our ability to identify, and then to obtain the necessary funding to pursue the acquisition of in-licensing of, additional product candidates on commercially reasonable terms, as well as our ability to develop those product candidates and our ability to obtain additional funding, whether through partnering arrangements or otherwise, to complete the development of, obtain regulatory approval for and commercialize these product candidates. If we are unable to discover or obtain suitable product candidates for development, our growth and revenue potential could be significantly harmed, and we could be required to cease operations.

We remain substantially dependent upon the success of evofosfamide. If we are unable to successfully develop and obtain regulatory approval for evofosfamide, our business and future prospects will be severely harmed.

We have focused our development activities on evofosfamide, and substantially all of our efforts and expenditures continue to be devoted to evofosfamide. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of evofosfamide. On June 2, 2016, we received preliminary comments from the FDA relating to our request for a meeting indicating that our analysis of the data from the MAESTRO study, conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase 2 study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a new drug application, or NDA, for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  Accordingly, we would be required to successfully conduct one or more additional Phase 3 clinical trials before the FDA would accept any NDA for evofosfamide.  This has significantly harmed our future prospects. Different regulatory agencies may reach different decisions in assessing the approval evofosfamide. We have conducted additional analyses of the data from MAESTRO trial and intend to review and discuss the results of our analyses with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan, to determine potential registration pathways. Evofosfamide and the activities associated with its development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, and storage, are subject to approval and continuing regulation by the PMDA.  Securing regulatory approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory agencies for each therapeutic indication to establish evofosfamide’s safety and efficacy.  Historically, Japan has required that pivotal clinical data submitted in support of a new drug application be performed on a significant population of Japanese patients.  The PMDA may accept U.S. or E.U. patient data when submitted along with a bridging study, but only if it demonstrates that Japanese and non-Japanese subjects react comparably to the product. The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of evofosfamide. The PMDA and other foreign regulatory agencies have substantial discretion in the approval process and may refuse to accept any application or may decide that the data from the MAESTRO trial are insufficient to support the approval of any marketing authorization and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to any patient subgroups that we may identify that we believe may potentially benefit from treatment with evofosfamide and gemcitabine. If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new partnering or collaboration arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Any regulatory approval we ultimately obtain may be limited in scope or subject to restrictions or post-approval commitments that render the product not commercially viable. If any regulatory approval that we obtain is delayed or is limited, we may decide not to commercialize the product candidate after receiving the approval.  In addition, in March 2016, we and Merck KGaA agreed to terminate our collaboration and, as a result, we will not any receive any clinical development milestones or any other funding from Merck KGaA for the purpose of conducting any further clinical development of evofosfamide. Under our former collaboration with Merck KGaA, Merck KGaA was responsible for 70% of the worldwide development expenses for evofosfamide. If we are unable to obtain sufficient additional finding for the further development of evofosfamide, whether through new partnering or collaborative arrangements or otherwise, we may be required to cease further development of our evofosfamide program. Also, issues with the successful and timely transfer of evofosfamide development activities from Merck KGaA could significantly impact our ability to pursue  registration with regulatory authorities and potential partners, and there can be no assurance that such development activities will be successfully transferred to us in a timely manner or at all. For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.

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

Our strategy includes selectively partnering or collaborating with other pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of our product candidates. In this regard, as a result of the termination of our collaboration with Merck KGaA, we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.  Since we are now solely responsible for the further development and commercialization of evofosfamide at our own cost, we are evaluating potential partnering opportunities for evofosfamide, and in this regard, we are currently seeking a pharmaceutical partner for evofosfamide with a commercial presence in oncology in Japan. In this regard, our ability to advance the clinical development of evofosfamide is dependent upon our ability to enter into new collaborative or partnering arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development. We face significant competition in seeking appropriate collaborators, and collaborations are complex and time consuming to negotiate and document. We may not be successful in entering into new collaborations with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional collaborative arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new collaborations, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our evofosfamide program if we are unable to raise sufficient funding for any additional clinical development of evofosfamide through new partnering or collaborative arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of our product candidates beyond our ongoing clinical trials and preclinical development, we would need to obtain additional funding for such development, either through financing or by entering into collaborative arrangements or partnerships with third parties for any such further development and we may be unable to do. In addition, we may not be able to dedicate further resources to tarloxotinib after the conclusion of our ongoing Phase 2 proof-of-concept clinical trials of tarloxotinib and while we are currently determining third party interest in partnering or acquiring this asset and other preclinical oncology compounds, we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in these assets.  Likewise, any meaningful preclinical development, beyond identifying other potential lead clinical compounds from our preclinical oncology program, will require us to obtain additional funding, and our ability to meaningfully advance development of other oncology compounds is subject to our ability to obtain additional funding.  If we do not have sufficient funds, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

Preclinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the results of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of evofosfamide for the treatment of different types of cancer may not accurately predict the ability of evofosfamide to treat cancer effectively in humans. Likewise, preclinical and Phase 1 clinical data that suggest that plasma concentrations of tarloxotinib that are active in tumor xenograft  models in mice could be attained in patients may not accurately predict whether a safe and effective dose can be attained in humans. Similarly, while tarloxotinib has demonstrated, in preclinical studies, an ability to overcome non-T790M mediated resistance to conventional EGFR tyrosine kinase inhibitors and in preclinical studies hypoxia has been shown to increase EGFR signaling, these preclinical studies may not accurately predict the results of our ongoing Phase 2 proof-of-concept clinical trials of tarloxotinib in patients with EGFR-positive, T790M-negative non-small cell lung cancer and in patients with recurrent or metastatic squamous cell carcinoma of the head and neck or skin. Evofosfamide, tarloxotinib or any other compounds we may develop may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our product candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Japan, Europe and other countries. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after encouraging results in earlier clinical trials.

To satisfy FDA, PMDA or foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including in Phase 2 clinical trials, does not ensure that later clinical trials will be successful. Initial results from Phase 1 and Phase 2 clinical trials of evofosfamide have in the past not been, and may again in the future not be, confirmed by later analysis or in subsequent larger clinical trials. For example, the results that achieved the primary endpoint for progression-free survival in the Phase 2b trial of evofosfamide in pancreatic cancer did not predict the results of overall survival for patients in the MAESTRO trial. Likewise, the results in the Phase 1/2 trial of evofosfamide in patients with soft tissue sarcoma did not predict the results of overall survival for patients in the 406 trial. In both cases, the 406 trial and the MAESTRO trial failed to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial, notwithstanding positive results in earlier clinical trials. In addition, in January 2016, we announced that an IDSMB concluded that our registrational Phase 2 clinical trial of evofosfamide plus pemetrexed versus pemetrexed alone in patients with non-squamous non-small cell lung cancer was unlikely to reach its primary endpoint of improving overall survival with statistical significance and, as a result, enrollment in this trial was closed and in connection therewith, we determined to cease enrollment in all Threshold-sponsored trials of evofosfamide.  As these examples illustrate, despite the results reported in earlier clinical trials for evofosfamide, we do not know whether potential future clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market evofosfamide. Our failure to successfully complete any potential future clinical trials and obtain regulatory approval for evofosfamide would materially and adversely affect our business and severely harm our future prospects.

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

•	the results obtained in earlier stage clinical testing may not be indicative of results in future clinical trials;
•	clinical trial results may not meet the level of statistical significance required by the FDA, the PMDA or other regulatory agencies;
•	enrollment in clinical trials for our product candidates may be slower than we anticipate, resulting in significant delays and additional expense;
•	we or regulators may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks; and
•

the effects of our product candidates on patients may not be the desired effects or may include undesirable side effects or other characteristics that may delay or preclude regulatory approval or limit their commercial use, if approved.

In addition, clinical results are susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse safety events, including patient fatalities that may be attributable to our product candidates, during a clinical trial could cause the trial to be terminated or require additional studies. Furthermore, any of our future clinical trials may be overseen by IDMCs or Data and Safety Monitoring Boards, or DSMBs. These independent oversight bodies are comprised of external experts who review the progress of the ongoing clinical trials as well as safety from other trials, and make recommendations concerning a trial’s continuation, modification, or termination based on periodic review of, unblinded data. Any of our potential future clinical trials overseen by an IDMC or DSMB may be discontinued or amended in response to recommendations made by responsible IDMCs or DSMBs based on their review of trial results and an IDMC or DSMB may determine to delay or suspend the trial due to safety or futility findings based on events occurring during a clinical trial. For example, in January 2016, we announced that an IDSMB concluded that our registrational Phase 2 clinical trial of evofosfamide plus pemetrexed versus pemetrexed alone in patients with non-squamous non-small cell lung cancer was unlikely to reach its primary endpoint of improving overall survival with statistical significance and, as a result, enrollment in this trial was closed and in connection therewith, we determined to cease enrollment in all Threshold-sponsored trials of evofosfamide.  The recommended termination or modification of any of our potential future clinical trials by an IDMC or DSMB, could materially and adversely impact the future development of our product candidates, and our business, prospects, operating results, and financial condition may be materially harmed.

We are subject to significant regulatory approval requirements, which could delay, prevent or limit our ability to market our product candidates.

Our research and development activities, preclinical studies, clinical trials and the anticipated manufacturing and marketing of our product candidates are subject to extensive regulation by the FDA, the PMDA and other regulatory agencies in the United States and Japan and by comparable authorities in Europe and elsewhere. We require the approval of the relevant regulatory authorities before we may commence commercial sales of our product candidates in a given market. The regulatory approval process is expensive and time consuming, and the timing of receipt of regulatory approval is difficult to predict. Our product candidates could require a significantly longer time to gain regulatory approval than expected, or may never gain approval. We cannot be certain that, even after expending substantial time and financial resources, we will obtain regulatory approval for any of our product candidates. This was the case with the FDA, which would not accept an NDA based on the data from the MAESTRO study.  A delay or denial of regulatory approval could delay or prevent our ability to generate product revenues and to achieve profitability.

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

In addition, the FDA, the PMDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of drugs based on these targeting approaches, which could lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our product candidates.

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

In March 2013, we announced the acquisition of [18F]-HX4 [flortanidazole (18F)] from Siemens Healthcare. [18F]-HX4 is an investigational radiolabeled hypoxia Positron Emission Tomography tracer developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. [18F]-HX4 could potentially be used as a companion diagnostic to hypoxia-targeted therapeutics based on our drug discovery platform. A companion diagnostic is a test or measurement intended to assist physicians in making treatment decisions for their patients. Subject to the receipt of additional funding, we initially intend to develop [18F]-HX4 to determine a patient’s tumor hypoxia profile, which may identify patients who will best respond to our hypoxia targeted therapeutics. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We may encounter difficulties in developing and obtaining approval for [18F]-HX4, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation, and we may have difficulties gaining market acceptance of the use of [18F]-HX4 in the clinical or medical community. Because [18F]-HX4 is at an early stage of development, we have yet to seek a meeting with the FDA, the PMDA or any other regulatory authorities to discuss our potential [18F]-HX4 companion diagnostic development plans, and therefore cannot yet know what these regulatory authorities will require in order to obtain regulatory approval of [18F]-HX4. In any event, we may not be able to develop or obtain any regulatory approval or clearance for [18F]-HX4, and we may therefore not realize any return on our investment in [18F]-HX4.

Even if we obtain regulatory approval, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with continuing foreign regulations, specifically the PMDA, we or they could lose our approvals to market drugs and our business would be seriously harmed.

Following initial regulatory approval of any drugs we may develop, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any of our drug candidates will also be subject to periodic review and inspection by regulatory agencies, including the PMDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, regulatory agencies, including the PMDA may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require regulatory agencies, including PMDA approval before the product, as modified, can be marketed. Manufacturers of our products, if approved, will be subject to ongoing regulatory agency requirements, including the PMDA’s, for submission of safety and other post- market information. If such manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Regulatory authorities, including the PMDA, may impose significant restrictions on the indicated uses and marketing of pharmaceutical products.

Even if we obtain regulatory approval for evofosfamide, we would be subject to ongoing requirements by the regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by regulatory authorities after approval. If the regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for evofosfamide, if it achieves marketing approval, may include restrictions on use. Advertising and promotion of any product candidate that obtains approval will be heavily scrutinized by government agencies and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by regulatory authorities. Engaging in impermissible promotion of any approved products for off-label uses could also subject us to false claims litigation under federal and state statutes, which could lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute any approved products.

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

Due to the recognition of the remaining $65.9 million of deferred revenue from our former collaboration with Merck KGaA during the quarter ended December 31, 2015, we reported net income of $43.8 million for the year ended December 31, 2015.  However, during the six months ended June 30, 2016 we had a net loss of $0.0 million and we have incurred losses in each of our other years since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted and, subject to our ability to obtain additional funding and to otherwise advance the development of our product candidates, we expect to continue to devote, substantially all of our resources to development of our product candidates, principally evofosfamide. Accordingly, our future prospects remain substantially dependent on the successful development, regulatory approval and commercialization of evofosfamide. In this regard, a substantial portion of our efforts have been devoted to the two pivotal Phase 3 clinical trials of evofosfamide. The failure of the 406 trial and the MAESTRO trial to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival as agreed upon with the FDA, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial, has significantly depressed our stock price and harmed our future prospects. Although we have conducted our own analyses of the data from MAESTRO trial and intend to review and discuss the results of our analyses with the PMDA in Japan, to determine whether there is an appropriate path forward for submitting marketing authorization applications based on the data from the MAESTRO trial, the PMDA and other health regulatory authorities may determine that the data from the MAESTRO trial are insufficient to support the approval of any marketing authorizations and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to any patient subgroups that we may identify that we believe may potentially benefit from treatment with evofosfamide and gemcitabine, as the FDA did. If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide in Japan, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new partnering or collaboration arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Moreover, we cannot currently predict whether and to what extent we may continue or increase evofosfamide development activities in future periods, if at all, and what our future cash needs may be for any such activities.  For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.  In any event, we do not expect to generate any revenue from the commercial sales of our product candidates in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the negative results reported from our two pivotal Phase 3 clinical trials of evofosfamide, and may in the future be adversely impacted by the uncertainty regarding the prospects for future development of evofosfamide and our ability to advance the development of evofosfamide and tarloxotinib or otherwise realize any return on our investments in evofosfamide and tarloxotinib, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on The NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that sufficient funds will be available to us or on satisfactory terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to our product candidates, technologies or potential markets, any of which could result in our stockholders having little or no continuing interest in our evofosfamide or tarloxotinib programs as stockholders or otherwise, or which could delay or require that we curtail or eliminate some or all of our development activities or otherwise have a material adverse effect on our business, financial condition and results of operations.

If we are unable to secure additional funding on a timely basis or on terms favorable to us, we may be required to cease or reduce any product development activities, to conduct additional workforce reductions, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is uncertainty regarding our continued existence.

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

In December 2015, we announced a workforce reduction constituting approximately two-thirds of our workforce and as of June 30, 2016, we had only 20 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain and/or attract talented employees. In addition, competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

We do not have our own manufacturing capability for the evofosfamide active pharmaceutical ingredient, or API, or evofosfamide drug product. To date, we have relied on, and we expect to continue to rely on, a limited number of third party contract manufacturers and excipient suppliers for the evofosfamide API and evofosfamide drug product to meet our clinical supply needs of evofosfamide. We have no long-term commitments or commercial supply agreements with any of our evofosfamide suppliers. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop and commercialize any product candidates on a timely and competitive basis.

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

The facilities used by our single source contract manufacturers must undergo an inspection by the FDA, the PMDA and other foreign agencies for compliance with cGMP regulations, before the respective product candidates can be approved in their region. In the event these facilities do not receive a satisfactory cGMP inspection for the manufacture of our product candidates, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in obtaining approval for such product candidate. In addition, our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state agencies, the PMDA and other foreign agencies for compliance with cGMP regulations, similar foreign regulations and other regulatory standards. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers or suppliers to comply with applicable regulations could result in sanctions being imposed on them (including fines, injunctions and civil penalties), failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, warning letters, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecution.

We expect to rely on third parties to conduct some of our future clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We may use clinical research organizations to assist in conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our future clinical trials, if any, and in our plans to submit NDAs to the FDA and PMDA, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect reimbursement levels for our future products or otherwise result in pricing pressures with respect to our future products. In this regard, we expect further federal and state proposals and healthcare reforms to continue to be proposed to limit the price of, or to curb pricing increases for, prescription drugs, including as a result of negative publicity regarding drug pricing strategies by pharmaceutical companies and pricing increases on pharmaceutical products generally, which could limit the prices that can be charged for our future products, which in turn may limit our commercial opportunity and/or negatively impact revenues from sales of our future products. In addition, the Centers for Medicare & Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions.

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

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share.  On January 21, 2016, we received a letter from the staff, or Staff, of the NASDAQ Stock Market, or NASDAQ, providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until July 19, 2016, to regain compliance with the Bid Price Requirement.  On July 20, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until January 17, 2017, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on July 19, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split during the second 180-day compliance period, if necessary.  If we cannot demonstrate compliance with the Bid Price Requirement by January 17, 2017, the Staff will notify us that our common stock will be delisted.  In the event of such a notification, we may appeal the Staff’s determination to delist our common stock, but there can be no assurance the Staff would grant our request for continued listing.   In addition, we may be unable to meet other applicable NASDAQ listing requirements, including maintaining minimum levels of stockholders' equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Requirement, whether through the implementation of a reverse stock split or otherwise.  In this regard, on February 10, 2016, we received a letter from the Staff of NASDAQ providing notification that, for the previous 30 consecutive business days, the minimum market value of listed securities, or MLVS, for our common stock was below the $35 million minimum MVLS requirement for continued listing on The NASDAQ Capital Market, or the MVLS Requirement. Although as a result of our reporting stockholders’ equity of $40.8 million for the year ended December 31, 2015, the Staff notified us that the deficiency related to our failure to meet MVLS Requirement is now closed, there can be no assurance that we will continue to meet other applicable NASDAQ listing requirements.

If our common stock is delisted as a result of our failure to comply with the Bid Price Requirement, MVLS requirement or other NASDAQ requirement, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, delisting would substantially impair our ability to raise additional funds to fund our operations, to advance the development of evofosfamide and tarloxotinib and/or to acquire or in-license additional product candidates or development programs, and we could face other significant material adverse consequences, including:

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

•	adverse results or delays in current and potential future clinical trials of evofosfamide and tarloxotinib;
•	our ability to raise additional capital to advance the development of evofosfamide and tarloxotinib and the terms of any related financing arrangements;
•	announcements of regulatory approval or non-approval of our product candidates, or delays in the applicable regulatory agency review process;
•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;
•	our ability to enter into new collaborative, licensing or other strategic arrangements with respect to our product candidates;
•	the terms and timing of any future collaborative, licensing or other arrangements that we may establish;
•	announcements of technological innovations, patents or new products by us or our competitors;
•	regulatory developments in the United States, Japan and other foreign countries;
•	any lawsuit involving us or our product candidates;
•	our ability to comply with the minimum listing requirements of The NASDAQ Stock Market LLC;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning any strategic alliances or acquisitions we may enter into;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by us, including under our sales agreement with Cowen and Company, LLC, or Cowen;
•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
•	additional losses of any of our key scientific or management personnel.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of June 30, 2016, we had 71,511,425 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On November 2, 2015, we entered into a sales agreement with Cowen, under which we may sell shares of our common stock from time to time through Cowen, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $50 million. Though our ability to sell shares of common stock through Cowen under our sales agreement with Cowen is practically limited or precluded altogether due to our currently-depressed stock price, to the extent that we sell shares of our common stock pursuant to the sales agreement with Cowen in the future, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price was adjusted to $3.62 on January 21, 2016. In addition, as of June 30, 2016, there were 11,635,197 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.61 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

Threshold Pharmaceuticals, Inc.

Date: August 1, 2016	/s/ Harold E. Selick, Ph.D.
Harold E. Selick, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2016	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.