Form 10-Q
period 2016-09-30
THRESHOLD PHARMACEUTICALS INC
filed 2016-11-07
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

On October 31, 2016, there were 71,560,294 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2016	December 31, 2015 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,155	$9,589
Marketable securities, current	12,955	39,091
Collaboration receivable	400	1,891
Prepaid expenses and other current assets	1,022	2,599
Total current assets	29,532	53,170
Property and equipment, net	159	333
Other assets	—	166
Total assets	$29,691	$53,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$699	$725
Accrued clinical and development expenses	1,908	6,834
Accrued liabilities	1,112	3,269
Total current liabilities	3,719	10,828
Warrant liability	2,988	1,864
Deferred rent	63	131
Total liabilities	6,770	12,823
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 71,560,294 shares at September 30, 2016 and 71,462,059 shares at December 31, 2015	72	71
Additional paid-in capital	372,699	370,236
Accumulated other comprehensive loss	2	(21)
Accumulated deficit	(349,852)	(329,440)
Total stockholders’ equity	22,921	40,846
Total liabilities and stockholders’ equity	$29,691	$53,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$3,680	$—	$11,041
Operating expenses:
Research and development	3,521	8,081	13,542	28,902
General and administrative	1,716	2,372	5,857	7,468
Total operating expenses	5,237	10,453	19,399	36,370
Loss from operations	(5,237)	(6,773)	(19,399)	(25,329)
Interest income (expense), net	39	27	111	99
Other income (expense), net	(498)	315	(1,124)	(661)
Net loss	(5,696)	(6,431)	(20,412)	(25,891)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(3)	15	23	10
Comprehensive loss	$(5,699)	$(6,416)	$(20,389)	$(25,881)
Net loss per share:
Basic	$(0.08)	$(0.09)	$(0.29)	$(0.37)
Diluted	$(0.08)	$(0.09)	$(0.29)	$(0.37)
Weighted average number of shares used in net loss per share calculations:
Basic	71,536	71,382	71,512	69,833
Diluted	71,536	71,382	71,512	69,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,412)	$(25,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	753
(Gain) loss on sale of investments, property and equipment	(62)	14
Stock-based compensation expense	2,437	4,792
Change in common stock warrant fair value	1,124	659
Changes in operating assets and liabilities:
Collaboration receivable	1,491	3,216
Prepaid expenses and other assets	1,743	(1,123)
Accounts payable	(26)	(1,638)
Accrued clinical and development expenses	(4,926)	(100)
Accrued liabilities	(2,157)	22
Deferred rent	(68)	(90)
Deferred revenue	—	(11,041)
Net cash used in operating activities	(20,478)	(30,427)
Cash flows from investing activities:
Acquisition of property and equipment	—	(109)
Purchases of marketable securities	(15,146)	(46,622)
Proceeds from sale of property and equipment	71	—
Proceeds from sale of marketable securities	—	1,997
Proceeds from maturities of marketable securities	41,092	51,634
Net cash provided by investing activities	26,017	6,900
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	27	28,845
Net cash provided by financing activities	27	28,845
Net increase in cash and cash equivalents	5,566	5,318
Cash and cash equivalents, beginning of period	9,589	8,391
Cash and cash equivalents, end of period	$15,155	$13,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a biotechnology company using its expertise in the tumor microenvironment to develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer.

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

The Company’s revenues in prior periods were related to its former collaboration arrangement with Merck KGaA, which was entered in February 2012. The collaboration with Merck KGaA provided for various types of payments to the Company, including nonrefundable upfront license, milestone and royalty payments. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company also received reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for evofosfamide (formerly TH-302). Such reimbursement was reflected as a reduction of operating expenses. In March 2016, the Company and Merck KGaA agreed to terminate the collaboration and all rights for evofosfamide were returned to the Company. As a result of the termination of the collaboration, the Company is no longer eligible to receive any further milestone payments from Merck KGaA.  In addition, the Company is no longer eligible to receive 70% reimbursement of expenses from Merck KGaA related to the further development of evofosfamide other than for costs to wind down the discontinued trials and return the evofosfamide rights back to the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss - basic and diluted	$(5,696)	$(6,431)	$(20,412)	$(25,891)

Denominator:
Weighted average common shares outstanding - basic and diluted	71,536	71,382	71,512	69,833

Net loss per share:
Basic	$(0.08)	$(0.09)	$(0.29)	$(0.37)
Diluted	$(0.08)	$(0.09)	$(0.29)	$(0.37)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”)   were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares issuable upon exercise of warrants	8,300	12,136	8,300	12,136
Shares issuable upon exercise of stock options	11,128	10,287	11,128	10,287
Shares issuable related to the 2004 Purchase Plan	27	40	27	40

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

The Company’s deliverables under the License Agreement with Merck KGaA, which included delivery of the rights and license for evofosfamide and performance of research and development activities, were determined to be a single unit of accounting. The delivered license did not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the License Agreement, which was required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting was recorded as deferred revenue and recognized over the estimated performance period under the License Agreement, which is the product development period. The Company recorded $110 million of the upfront payment and milestones payments as deferred revenue and was amortizing them ratably over the estimated period of performance, which the Company originally estimated to end on March 31, 2020 for the nine months ended September 30, 2015. The Company and Merck KGaA’s decision to cease further joint development of evofosfamide in December 2015 resulted in the immediate recognition of all the remaining deferred revenue into revenue during the quarter ended December 31, 2015. As a result, the Company recognized $0 revenue during the three and nine months ended September 30, 2016, and $3.7 million and $11.0 million of revenue during the three and nine months ended September 30, 2015, respectively. Further, in March 2016, the Company and Merck KGaA agreed to terminate the License Agreement pursuant to a termination agreement, or the Termination Agreement.  Under the terms of the Termination Agreement, all rights under the License Agreement were returned to the Company, as well as all rights to Merck KGaA technology developed under the License Agreement. Under the Termination Agreement Merck KGaA is entitled to tiered royalties on net sales if any, and milestone payments contingent upon the future successful partnering, development and commercialization of evofosfamide. Also as a result of the termination of the License Agreement the Company is no longer eligible to receive any further milestone payments from Merck KGaA

Merck KGaA also paid 70% of worldwide development expenses for evofosfamide under the terms of the License Agreement. With the decision to cease further joint development of evofosfamide and the termination of the License Agreement, the Company is no longer eligible to receive payments from Merck KGaA for expenses related to further development of evofosfamide other than for costs to wind down the discontinued trials and return the evofosfamide rights back to the Company. The Company earned $0.4 million and $2.1 million reimbursement for eligible worldwide expenses for evofosfamide from Merck KGaA during three and nine months ended September 30, 2016, which expenses were solely for trial wind-down efforts, compared to $3.8 million and $9.4 million for eligible worldwide development expenses incurred during three and nine months ended September 30, 2015. Such earned reimbursement has been reflected as a reduction of research and development expenses.

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

At both September 30, 2016 and December 31, 2015 the Company had warrants outstanding to purchase 8.3 million shares of common stock, having an initial exercise price of $10.86 per share, which warrants were issued by the Company in the Company’s February 2015 public offering of common stock and warrants. The exercise price was adjusted to $3.62 on January 21, 2016 pursuant to the terms of warrant. The fair value of these warrants on September 30, 2016 and December 31, 2015 was determined using a Black-Scholes model with the following key level 3 inputs:

	September 30, 2016	December 31, 2015
Risk-free interest rate	1.01%	1.76%
Expected life (in years)	3.39	4.14
Dividend yield	—	—
Volatility	128%	112%
Stock price	$0.68	$0.48

During the three and nine ended September 30, 2016 the change in fair value of $0.5 million and $1.2 million, respectively, of noncash expense related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

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

The following table sets forth the Company’s financial liabilities, related to warrants issued in the February 2015 and March 2011 offerings, subject to fair value measurements as of September 30, 2016 and December 31, 2015:

	Fair Value as of September 30, 2016	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
February 2015 warrants	$2,988	$—	$—	$2,988

	Fair Value as of December 31, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
March 2011 warrants	38	—	—	38
February 2015 warrants	1,826	—	—	1,826
Total common stock warrants	$1,864	$—	$—	$1,864

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2015	$1,864
Change in fair value related to expired March 2016 common stock warrants	(38)
Change in fair value of common stock warrants during nine months ended September 30, 2016	1,162
Exercise of warrants during nine months ended September 30, 2016	—
Balance at September 30, 2016	$2,988

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the 2004 Purchase Plan, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2016  and 2015 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of stock-based compensation:
Research and development	$426	$846	$1,050	$2,837
General and administrative	366	630	1,387	1,955
	$792	$1,476	$2,437	$4,792

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the 2004 Purchase Plan was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee Stock Options:
Risk-free interest rate	1.60%	1.77%	1.60%	1.70%
Expected term (in years)	5.97	6.08	5.97	5.99
Dividend yield	—	—	—	—
Volatility	108%	79%	108%	82%
Weighted-average fair value of stock options granted	$0.44	$2.98	$0.44	$3.08

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.56%	0.45%	0.56%	0.39%
Expected term (in years)	1.24	1.25	1.24	1.24
Dividend yield	—	—	—	—
Volatility	161%	50%	161%	50%
Weighted-average fair value of ESPP purchase rights	$0.22	$1.55	$0.22	$1.58

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.8 million and $2.4 million of stock-based compensation expense related to stock options and purchase rights under the Company’s equity incentive plans and 2004 Purchase Plan for the three and nine months ended September 30, 2016 and $1.5 million and $4.8 million of stock-based compensation for the three and nine ended September 30, 2015.  As of September 30, 2016, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $4.0 million before forfeitures. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.6 years.

Equity Incentive Plans

Equity Incentive Plans   At September 30, 2016, 1,358,638 shares were authorized and available for issuance under the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	9,032,136	$3.77	—	—
Granted	2,945,000	$0.53	—	—
Exercised	(6,187)	$0.53	—	—
Forfeitures	(843,098)	$2.34	—	—
Outstanding at September 30, 2016	11,127,851	$3.03	5.62	$378,524
Vested and expected to vest September 30, 2016	11,048,510	$3.04	5.59	$370,312
Exercisable at September 30, 2016	7,854,716	$3.54	4.35	$61,500

The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015, was $4,000 and $0.2 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $3,000 and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

2004 Employee Stock Purchase Plan On January 1, 2016, an additional 100,000 shares was authorized for issuance under the 2004 Purchase Plan pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the nine months ended September 30, 2016, plan participants had purchased 92,048 shares at an average purchase price of $0.24 for total cash proceeds of $22,000.  At September 30, 2016, 134,789 shares were authorized and available for issuance under the 2004 Purchase Plan.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value as of September 30, 2016	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$2,841	$2,841	$—	$—
Certificates of deposit	—	—	—	—
Corporate debt securities	3,261	—	3,261	—
Government securities	5,302	—	5,302	—
Commercial paper	16,487	—	16,487	—

Total cash equivalents and marketable securities	$27,891	$2,841	$25,050	$—

	Fair Value as of December 31, 2015	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$5,421	$5,421	$—	$—
Certificates of deposit	696	—	696	—
Corporate debt securities	12,571	—	12,571	—
Government securities	21,769	—	21,769	—
Municipal securities	1,908	—	1,908	—
Commercial paper	6,145	—	6,145	—

Total cash equivalents and marketable securities	$48,510	$5,421	$43,089	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2016 and December 31, 2015:

As of September 30, 2016 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$2,841	$—	$—	$2,841
Certificates of deposit	—	—	—	—
Corporate debt securities	3,263	—	(2)	3,261
U.S. Government securities	5,298	4	—	5,302
Commercial paper	16,487	—	—	16,487
	27,889	4	(2)	27,891
Less cash equivalents	14,936	—	—	14,936
Total marketable securities	$12,953	$4	$(2)	$12,955

As of December 31, 2015 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,421	$—	$—	$5,421
Certificates of deposit	696	—	—	696
Corporate debt securities	12,578	1	(8)	12,571
Municipal securities	1,908	—	—	1,908
U.S. Government securities	21,783	—	(14)	21,769
Commercial paper	6,145	—	—	6,145
	48,531	1	(22)	48,510
Less cash equivalents	9,419	—	—	9,419
Total marketable securities	$39,112	$1	$(22)	$39,091

There were no realized gains or losses in nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the weighted average maturity for the Company’s available for sale securities was 2.4 months, with the longest maturity being June 2017.

The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The following table provides the breakdown of the marketable securities with unrealized losses at September 30, 2016 (in thousands):

	In loss position for less than twelve months
As of September 30, 2016 (in thousands):	Fair Value	Unrealized Loss
Corporate debt securities	$3,008	$(2)

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

Years Ending December 31,
2016	196
2017	260
Thereafter	—
Total	$456

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of September 30, 2016.

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

In September 2016, the Company adopted a plan to further reduce its operating expenses, following its decision to discontinue development of tarloxotinib. The plan included a reduction of approximately 5 full-time employees in research and development and general administrative areas of the Company. As a result of the staffing reduction, the Company incurred expenses related to severance benefits of approximately $0.7 million during the quarter ended September 30, 2016, which included $0.2 million of noncash stock compensation expense related to the extension of post-termination exercise period for the outstanding vested stock options for the affected employees. The payout of the accrued expenses related to severance benefits at September 30, 2016 was completed in October 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the “Risk Factors” section of this Quarterly Report on Form 10-Q. Other than statements of historical fact, statements made in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933 . When used in this report or elsewhere by management from time to time, the words “believe,” “will,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” and similar expressions are forward-looking statements. Such forward-looking statements are based on current expectations. Forward-looking statements made in this report include, for example, statements about:

•	the implementation of our business strategies, including our ability to pursue any development pathways and regulatory strategies for evofosfamide (formerly TH-302);
•	our ability to advance the development of evofosfamide and TH-3424, if at all;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaborative arrangements for the development and commercialization of evofosfamide and TH-3424;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of evofosfamide and TH-3424;
•	the anticipated progress of our development programs, including whether our potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of evofosfamide;
•	our ability to establish and maintain intellectual property rights for evofosfamide and TH-3424;
•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•

our ability to identify, in-license or otherwise acquire additional product candidates and development programs, and to obtain the additional funding that would be necessary in order to complete any such transaction;

•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new product candidates, such as TH-3424, that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	the sufficiency of our cash resources; and
•	our projected financial performance.

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

Overview

We are a clinical-stage biopharmaceutical company using our expertise in the tumor microenvironment to develop therapeutic and diagnostic agents that selectively target tumor cells for the treatment of patients living with cancer. To date, we have focused our development activities on evofosfamide, and substantially all of our efforts and expenditures continue to be devoted to evofosfamide.  Evofosfamide has been studied in more than 1,600 patients with cancer and has demonstrated anti-tumor activity as a monotherapy and in combination with other chemotherapeutics or targeted therapies across multiple types of solid tumors and in some hematological malignancies. The safety profile of evofosfamide has been consistent with manageable side-effects. In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany, or Merck KGaA, in patients with advanced pancreatic cancer.  Based on our analysis of the TH-CR-406 study and Merck KGaA’s analysis of the MAESTRO study, we reported that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival. In January 2016 at the American Society of Clinical Oncology 2016 Gastrointestinal Cancers Symposium (ASCO GI), Merck KGaA’s initial analyses of the results from the Phase 3 MAESTRO trial were presented. While the primary efficacy endpoint of overall survival did not meet statistical significance, progression-free survival and confirmed overall response rates demonstrated significant improvements for patients treated with the combination of evofosfamide and gemcitabine (the “treatment arm”) compared to gemcitabine plus placebo (the “control arm”). Since December 2015, we have conducted additional analyses of data from the MAESTRO trial in pancreatic cancer.  In June 2016 at the Annual Meeting of the American Society of Clinical Oncology (ASCO), the updated analyses of the results from the Phase 3 MAESTRO trial were presented.  Of particular note based on the data from the September 1, 2015 cut-off date for the MAESTRO trial, a meaningful improvement in overall survival was reported for a subgroup of 123 Asian patients (enrolled at Japanese and South Korean sites) in which the risk of death was reduced by 48 percent for patients on the treatment arm compared to patients on the control arm. The hazard ratio (“HR”) for this subgroup was 0.52 (95% confidence interval (or “CI”: 0.32 – 0.85).  In particular and based upon Merck KGaA’s MAESTRO data, the 116 patients from Japan from the treatment arm had a median overall survival of 13.6 months versus 9.1 months for those patients on the control arm with significant improvements in progression free survival, objective response rates, and reductions in the pancreatic cancer biomarker, CA19-9. No new safety findings were identified in the MAESTRO study and the safety profile was consistent with that previously reported in other studies of evofosfamide plus gemcitabine. In March 2016, we and Merck KGaA agreed to terminate our former collaboration with Merck KGaA, and all rights to evofosfamide were returned to us.  On June 2, 2016, we received preliminary comments from the FDA relating to our request for a meeting indicating that our analysis of the data from the MAESTRO study and the data from a supporting randomized Phase 2 study would not provide adequate efficacy data to support the submission of a new drug application, or NDA, for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  Accordingly, we would be required to successfully conduct one or more additional Phase 3 clinical trials before the FDA would accept any NDA for evofosfamide.  We do, however, intend to discuss potential registration pathways with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan based on the results observed in the Japanese sub-population.

In addition, translational data evaluating the role of hypoxia in mediating treatment resistance to cancer immunotherapy conducted at The University of Texas MD Anderson Cancer Center suggests that evofosfamide may play a role in improving the efficacy of "checkpoint antibodies" such as ipilimumab. We plan to initiate a Phase I clinical trial by the first quarter of 2017 with four disease specific expansions of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center.

If our planned discussions with the PMDA do not lead to a registration pathway in Japan that does not require us to conduct any additional clinical trials of evofosfamide, our evofosfamide development strategy would be limited to the planned Phase I clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, and we do not expect to conduct any further development of evofosfamide beyond the planned Phase I clinical trial unless such development is part of a new collaborative or partnering arrangement or other strategic transaction or we are otherwise able to raise significant additional funding.

TH-3424 is our small-molecule drug candidate, discovered at Threshold, being evaluated for the potential treatment of hepatocellular (liver) cancer, castrate resistant prostate cancer, T-cell acute lymphoblastic leukemias, and other cancers expressing high levels of aldo-keto reductase family 1 member C3, or AKR1C3. Tumors overexpressing AKR1C3 can be resistant to radiation therapy and chemotherapy. TH-3424 is a prodrug in preclinical development that selectively releases a potent DNA cross-linking agent in the presence of AKR1C3.  Preliminary nonclinical toxicology studies including biochemical, in vitro cell-based and in vivo animal-based characterization of its pharmacological properties were presented at the 2016 Annual Meeting of the American Association for Cancer Research (AACR) in April 2016.  The preliminary nonclinical toxicology studies suggested an adequate therapeutic index.  We believe that the preliminary nonclinical study results warrant continued development of TH-3424 in Investigational New Drug (IND)-enabling toxicology studies in collaboration with Ascenta Pharmaceuticals, Ltd. which we expect will be completed by the fourth quarter of 2017. Our evaluation of TH-3424 is at an early stage and while we plan to complete IND-enabling toxicology studies, our ability to advance TH-3424 to human clinical studies will require us to obtain significant additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise.

In addition to evofosfamide and TH-3424, we were previously evaluating tarloxotinib bromide or tarloxotinib (formerly referred to as TH-4000, PR610 or Hypoxin™) in two Phase 2 proof-of-concept trials.  In September 2016, we announced that, based on interim results from these two Phase 2 proof-of-concept trials, we are discontinuing any further development of tarloxotinib.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates, principally evofosfamide. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our former collaboration with Merck KGaA. As of September 30, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $28.1 million and $48.7 million, respectively. We currently have no ongoing collaborations for the development and commercialization of evofosfamide or TH-3424, and no source of revenue. However, we continue to seek out new strategic partners for the continued development of evofosfamide, including potential partners for evofosfamide with a commercial presence in oncology in Japan, as well as new in-licensing opportunities for us and funding for those opportunities.  If these efforts are not successful, we may be unable to continue as a going concern.

Subject to our ability to obtain additional funding and to otherwise advance the development of evofosfamide and TH-3424, we expect to devote substantial resources to research and development in future periods as we potentially start additional clinical trials on our own or with a potential future strategic partner or collaborator. While we expect to incur additional research and development expenses in the absence of additional funding as a result of the planned Phase I clinical trial of evofosfamide in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center and our ongoing preclinical development of TH-3424, research and development expenses are expected to decrease in 2016 compared to 2015 primarily as a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide, our decision to cease further enrollment in all Threshold-sponsored clinical trials of evofosfamide and our decision to cease further development of tarloxotinib and, to a lesser extent, the impact of workforce reductions implemented in December 2015 and in September 2016. However, apart from the planned Phase I clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase product candidate development activities in future periods, if at all, and what our future cash needs may be for any such activities.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans and spending assumptions. However, we will need to raise substantial additional capital to meaningfully advance the clinical development of evofosfamide and TH-3424, whether through new collaborative, partnering or other strategic arrangements or otherwise, and to in-license or otherwise acquire and develop additional product candidates or programs.  In particular, our ability to meaningfully advance the clinical development of evofosfamide and TH-3424 is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide and TH-3424, or to otherwise obtain sufficient additional funding for such development, particularly since we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA for evofosfamide, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.  If we are unable to secure additional funding on a timely basis or on terms favorable to us, we may be required to cease or reduce certain development projects, to conduct additional workforce reductions, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is uncertainty regarding our continued existence.

Results of Operations

Revenue. For each of the three and nine months ended September 30, 2016, we recognized no revenue, compared to $3.7 million and $11.0 million in revenue for the three and nine months ended September 30, 2015, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our former collaboration with Merck KGaA. We were amortizing them ratably over the estimated period of performance, which we originally estimated to end on March 31, 2020. Merck KGaA’s and our decision to cease further joint development of evofosfamide in December 2015, resulted in the immediate recognition of all the remaining deferred revenue into revenue during the quarter ended December 31, 2015. Further, in March 2016, we and Merck KGaA agreed to terminate the collaboration pursuant to a termination agreement and under the terms of that termination agreement, all rights under the original collaboration agreement were returned to Threshold, as well as all rights to Merck KGaA technology developed under the original collaboration agreement. Also as a result of the termination of our former collaboration, we were no longer eligible to receive any further milestone payments from Merck KGaA.

Research and Development. Research and development expenses were $3.5 million for the three months ended September 30, 2016 compared to $8.1 million for the three months ended September 30, 2015, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $4.6 million decrease in expenses was due primarily to a $2.8 million decrease in employee related expenses (including a $0.4 million decrease in noncash stock-based compensation), a $1.4 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, and a decrease of $0.3 million in consulting expenses. Research and development expenses were $13.5 million for the nine months ended September 30, 2016 compared to $28.9 million for the nine months ended September 30, 2015, in each case net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $15.4 million decrease in expenses was due primarily to a $9.5 million decrease in employee related expenses (including a $1.8 million decrease in noncash stock-based stock compensation expense), a $4.9 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, and a decrease of $1.0 million in consulting expenses. The decrease in employee related expenses was primarily due to the reduction in workforce of 34 employees in clinical development and discovery research in December 2015. As a result of the termination of our former collaboration with Merck KGaA, we are no longer entitled to any reimbursement for evofosfamide development expenses apart from Merck KGaA’s 70% reimbursement obligation for costs to wind down the discontinued trials and return the evofosfamide rights back to us.

During the three and nine months ended September 30, 2016 and 2015, we were engaged in three primary research and development programs: the development of evofosfamide, which was the subject of two pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; the clinical development of tarloxotinib, which was the subject of two Phase 2 proof of concept trials; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including noncash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide) attributable to each of our programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Evofosfamide	$2,182	$5,197	$9,374	$21,491
Tarloxotinib	1,123	1,670	3,474	3,578
Discovery Research	216	1,214	694	3,833
Total Research and Development Expenses	$3,521	$8,081	$13,542	$28,902

Research and development expenses associated with our internally discovered compound evofosfamide were $2.2 million and $9.4 million for the three and nine months ended September 30, 2016, respectively, and $5.2 million and $21.5 million for the three and nine months ended September 30, 2015, respectively, in each case net of the reimbursement for Merck KGaA’s 70% share of total eligible collaboration expenses for evofosfamide. The decrease of $3.0 million and $12.1 million during the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, was due to Merck KGaA’s and our joint decision to cease further development in evofosfamide in December 2015 and the related discontinuation of enrollment in and closure of all company-sponsored evofosfamide trials.

Research and developments expenses associated with tarloxotinib, which we licensed rights to in September 2014, were $1.1 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, compared to $1.7 million and $3.6 million for the three and nine months ended September 30, 2015, respectively. The decrease of $0.5 million and $0.1 million for the three and nine months ended September 30, 2016, compared to the same period in 2015, was due primarily to the completion of enrollment of two Phase 2 proof-of-concept clinical trials of tarloxotinib during the quarter ended September 30, 2016.  In addition, during the quarter ended September 30, 2016, we determined to cease any further development of tarloxotinib based on the interim results from the two Phase 2 proof-of-concept trials of tarloxotinib, which contributed to the decrease.  With our decision to cease any further development of tarloxotinib, we expect a decrease in our tarloxotinib expense for 2016. Discovery research and development expenses were $0.2 million and $1.2 million for the three and nine months ended September 30, 2016, respectively, compared to $1.2 million and $3.8 million for the three and nine months ended September 30, 2015, respectively. With the reduction in workforce enacted in December of 2015 pursuant to which we eliminated our in-house discovery research activities, we expect a substantial decrease in our discovery research expense for 2016.

The largest component of our total operating expenses has historically been our ongoing investment in our research and development activities, primarily with respect to the development of evofosfamide. Subject to our ability to obtain additional funding and to otherwise advance the development of evofosfamide and TH-3424, we expect to devote substantial resources to research and development in future periods as we potentially start additional clinical trials on our own or with a potential future strategic partner or collaborator. While we expect to incur additional research and development expenses in the absence of additional funding as a result of the planned Phase I clinical trial of evofosfamide in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center and our ongoing preclinical development of TH-3424, research and development expenses are expected to decrease in 2016 compared to 2015 primarily as a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide, our decision to cease further enrollment in all Threshold-sponsored clinical trials of evofosfamide and our decision to cease further development of tarloxotinib. In addition, the reductions in workforce implemented in December 2015 and September 2016, will also result in a decrease in employee-related expenses.

The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management of our research and development programs to be critical to our long-term success. The actual probability of success for evofosfamide and potential future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy depends upon our ability to enter into potential new partnering, collaborative or other strategic arrangements with third parties to assist in the development of evofosfamide and TH-3424, or to otherwise obtain sufficient additional funding to permit such development.  In the event we enter into partnering or collaborative arrangements for evofosfamide or TH-3424, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our current and potential future product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, evofosfamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and a potential future collaborator will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of potential collaborators to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control.

We did not track research and development expenses by project prior to 2003, and therefore we cannot provide cumulative project expenses to date. The risks and uncertainties associated with our research and development projects are discussed more fully in the “Risk Factors” section in Part II, Item 1A of this quarterly report on Form 10-Q. As a result of the risks and uncertainties discussed in the “Risk Factors” section and above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate, including evofosfamide, if ever. In addition, apart from the planned Phase I clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase product candidate development activities in future periods, if at all, and what our future cash needs may be for any such activities. To date, we have not commercialized any of our product candidates and in fact may never do so.

General and Administrative. General and administrative expenses were $1.7 million for the three months ended September 30, 2016 compared to $2.4 million for three months ended September 30, 2015. The $0.7 million decrease was due to a $0.5 million decrease in employee related expenses and a $0.2 million decrease in consulting expenses. General and administrative expenses were $5.9 million for the nine months ended September 30, 2016 compared to $7.5 million for nine months ended September 30, 2015. The $1.6 million decrease was due to a $1.3 million decrease in employee related expenses and a $0.3 million decrease in consulting expenses. We currently expect our general and administrative expenses to decrease in 2016 compared to 2015 due to the termination of the collaboration with Merck KGaA and to a lesser extent, due to the reductions in workforce in December 2015 and September 2016.

Interest Income (Expense), Net. Interest income (expense), net for the three and nine months ended September 30, 2016 was $38,000 and $0.1 million, respectively, compared to $27,000 and $0.1 million of interest income for the same period in 2015, respectively.

Other Income (Expense). Other income (expense) for the three and nine months ended September 30, 2016 was noncash expense of $0.5 million and $1.1 million, respectively, compared to noncash income of $0.3 million and noncash expense of $0.6 million for the three and nine months ended September 30, 2015, respectively. The noncash expense during the three and nine months ended September 30, 2016 was due to a net increase in the fair value of the outstanding warrants as a result of an increase in the underlying price of the common stock during those periods. The noncash income during the three months ended September 30, 2015, was due to a net decrease in the fair value of the outstanding warrants as a result of a decrease in the underlying price of the common stock during that period. The noncash expense during the nine months ended September 30, 2015, was due to a net increase in the fair value of the outstanding warrants as a result of an increase in the underlying price of the common stock during that period.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our former collaboration with Merck KGaA. We have received $110 million in upfront and milestone payments from our former collaboration with Merck KGaA. We had cash, cash equivalents and marketable securities of $28.1 million and $48.7 million at September 30, 2016 and December 31, 2015, respectively, available to fund operations.

Net cash used in operating activities for the nine months ended September 30, 2016 was $20.5 million compared to net cash used in operating activities of $30.4 million for the nine months ended September 30, 2015. The decrease of $9.9 million in cash used in operations was due to a decrease in payments of operating cash expenses, partially offset by a decrease in the 70% cash reimbursement of expenses related to our former collaboration with Merck KGaA.

Net cash provided by investing activities for the nine months ended September 30, 2016 was $26.0 million compared with net cash provided by investing activities of $6.9 million for the nine months ended September 30, 2015. The $19.1 million increase in net cash provided by investing activities was due primarily to a decrease in purchases of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $27,000 and $28.8 million, respectively. The $28.8 million decrease in cash provided by financing activities was primarily due to the $28.1 million net proceeds received from the completion of our underwritten public offering in February 2015 and to lesser extent a $0.7 million decrease in proceeds for the exercise of stock options and purchase rights under our equity plans.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans and spending assumptions. However, we will need to raise substantial additional capital to meaningfully advance the clinical development of evofosfamide and TH-3424, whether through new collaborative, partnering or other strategic arrangements or otherwise, and to in-license or otherwise acquire and develop additional product candidates or programs.  In particular, our ability to meaningfully advance the clinical development of evofosfamide and TH-3424 is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide and TH-3424, or to otherwise obtain sufficient additional funding for such development, particularly since we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA for evofosfamide, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of evofosfamide and TH-3424, and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through a variety of sources, including:

•	the public equity market;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the negative results reported from our two pivotal Phase 3 clinical trials of evofosfamide and our decision to discontinue development of tarloxotinib, and may in the future be adversely impacted by the uncertainty regarding the prospects for future development of evofosfamide and TH-3424 and our ability to advance the development of evofosfamide and TH-3424 or otherwise realize any return on our investments in evofosfamide and TH-3424, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on The NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that sufficient funds will be available to us or on satisfactory terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to our product candidates, technologies or potential markets, any of which could result in our stockholders having little or no continuing interest in our evofosfamide or TH-3424 programs as stockholders or otherwise, or which could delay or require that we curtail or eliminate some or all of our development activities or otherwise have a material adverse effect on our business, financial condition and results of operations.

On January 21, 2016, we received a letter from the staff, or Staff, of the NASDAQ Stock Market, or NASDAQ, providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market, or the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until July 19, 2016, to regain compliance with the Bid Price Requirement.  On July 20, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until January 17, 2017, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on July 19, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split during the second 180-day compliance period, if necessary. On September 13, 2016, we received written notice from the Staff that as a result of the closing bid price of the our common stock having been at $1.00 per share or greater for the last 10 consecutive business days, the Staff determined that we had regained compliance with the Bid Price Requirement and that this matter is now closed. Although we regained compliance with the Bid Price Requirement, if the closing bid price of our common stock were again to fall below $1.00 per share for 30 consecutive trading days, or we do not meet other applicable listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, we would again fail to be in compliance with NASDAQ’s listing standards. In this regard, during the period from September 30, 2016 through October 31, 2016, the closing bid price of our common stock was below $1.00 per share on each of the 22 trading days during that period.  Accordingly, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds to fund our operations, to advance the development of evofosfamide and TH-3424 and/or to acquire or in-license additional product candidates or development programs, and could result in the loss of institutional investor interest and fewer development opportunities for us.

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

“At-the-Market” Sales Agreement

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

During the nine months ended September 30, 2016, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with Securities and Exchange Commission on March 10, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Risks Related to Drug Discovery, Development and Commercialization

We remain dependent upon the success of evofosfamide. If we are unable to successfully develop and obtain regulatory approval for evofosfamide, our business and future prospects will be severely harmed.

We have focused our development activities on evofosfamide, and substantially all of our efforts and expenditures continue to be devoted to evofosfamide. Accordingly, our future prospects are dependent on the successful development, regulatory approval and commercialization of evofosfamide. On June 2, 2016, we received preliminary comments from the FDA relating to our request for a meeting indicating that our analysis of the data from the MAESTRO study and the data from a supporting randomized Phase 2 study would not provide adequate efficacy data to support the submission of a new drug application, or NDA, for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  Accordingly, we would be required to successfully conduct one or more additional Phase 3 clinical trials before the FDA would accept any NDA for evofosfamide.  Our inability to submit an NDA to the FDA for evofosfamide in the absence of additional Phase 3 development has significantly harmed our business and future prospects. We have conducted additional analyses of the data from MAESTRO trial and intend to review and discuss the results of our analyses with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan, to determine potential registration pathways. Securing regulatory approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory agencies for each therapeutic indication to establish evofosfamide’s safety and efficacy.  Historically, Japan has required that pivotal clinical data submitted in support of a new drug application be performed on a significant population of Japanese patients.  The PMDA may accept U.S. or E.U. patient data when submitted along with a bridging study, but only if it demonstrates that Japanese and non-Japanese subjects react comparably to the product. If we are required to conduct such a bridging study, we would be required to raise additional funding, which we may be unable to do.  The PMDA has substantial discretion in the approval process and may refuse to accept any application or may decide that the data from the MAESTRO trial are insufficient to support the approval of any marketing authorization and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to the Japanese sub-population we are targeting.  If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide in Japan or elsewhere, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. If our planned discussions with the PMDA do not lead to a registration pathway in Japan that does not require us to conduct any additional clinical trials of evofosfamide, our evofosfamide development strategy would be limited to the planned Phase I clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, and we do not expect to conduct any further development of evofosfamide beyond the planned Phase I clinical trial unless such development is part of a new collaborative or partnering arrangement or other strategic transaction or we are otherwise able to raise significant additional funding.

In any event, the process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of evofosfamide. Any regulatory approval we may ultimately obtain, from the PMDA or otherwise, may be limited in scope or subject to restrictions or post-approval commitments that render evofosfamide or potential future product candidates not commercially viable. In particular, even if we are able to obtain and maintain regulatory approval of evofosfamide in Japan, the commercial prospects for evofosfamide could be diminished as a result of the more limited patient population in Japan.  If any regulatory approval that we do obtain, including from the PMDA, is delayed or is limited, we may decide not to commercialize the applicable product candidate after receiving the approval.  In addition, in March 2016, we and Merck KGaA agreed to terminate our collaboration and, as a result, we will not receive any clinical development milestones or any other funding from Merck KGaA for the purpose of conducting any further clinical development of evofosfamide. Under our former collaboration with Merck KGaA, Merck KGaA was responsible for 70% of the worldwide development expenses for evofosfamide. If we are unable to obtain sufficient additional funding for the further development of evofosfamide, whether through new collaborative, partnering or other strategic arrangements or otherwise, we may be required to cease further development of our evofosfamide program. Also, issues with the successful and timely transfer of evofosfamide development activities from Merck KGaA could significantly impact our ability to pursue  registration with regulatory authorities and potential partners, and there can be no assurance that such development activities will be successfully transferred to us in a timely manner or at all. For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.

Even if we are able to meaningfully advance the development of evofosfamide, the failure of evofosfamide in the future to achieve successful clinical trial endpoints, delays in clinical trial enrollment or events or in the clinical development of evofosfamide, unanticipated adverse side effects related to evofosfamide or any other unfavorable developments or information related to evofosfamide would further significantly harm our business and our future prospects. For example, in January 2016, we announced that an IDSMB concluded that our registrational Phase 2 clinical trial of evofosfamide plus pemetrexed versus pemetrexed alone in patients with non-squamous non-small cell lung cancer was unlikely to reach its primary endpoint of improving overall survival with statistical significance and, as a result, enrollment in this trial was closed and in connection therewith, we determined to cease enrollment in all Threshold-sponsored trials of evofosfamide.  Moreover, evofosfamide is not expected to be commercially available in the near term, if at all. Further, the commercial success of evofosfamide, if any, will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic and cost effective alternative to currently available products. In any event, if we are unable to successfully develop, obtain regulatory approval for and commercialize evofosfamide, our ability to generate revenue from product sales will be significantly delayed or precluded altogether and our business would be materially and adversely affected, and we may not be able to continue as a going concern.

We currently lack the ability to discover additional prodrug product candidates and we also may not be able to successfully acquire or in-license and develop additional prodrug product candidates or programs suitable for clinical testing, either of which could limit our growth and revenue potential.

Evofosfamide is currently our only product candidate in the clinical development stage and we may be unable to develop additional product candidates suitable for clinical testing, including TH-3424. In this regard, as part of our workforce reduction in December 2015 that followed the reported negative results from the two Phase 3 clinical trials of evofosfamide, we eliminated our discovery research activities conducted in-house, which prevents our ability to discover additional prodrug product candidates at this time.  In addition, given the uncertain prospects for evofosfamide, our strategy includes evaluating opportunities to acquire or in-license additional product candidates or development programs that build on our expertise and complement our pipeline. Any growth through acquisition or in-licensing will depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. Even if appropriate acquisition or in-licensing opportunities are available, we currently do not have, and may not in the future have, the financial resources necessary to pursue them. In addition, other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for acquisition or in-licensing opportunities. In addition, we may not be able to realize the anticipated benefits of any acquisition or in-licensing opportunity for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in later clinical trials or the integration of an acquired or licensed product candidate gives rise to unforeseen difficulties and expenditures. For example, in September 2014, we licensed rights to tarloxotinib, a clinical-stage investigational compound that we evaluated in two Phase 2 proof-of-concept clinical trials. However, based on the interim results of the two Phase 2 proof-of-concept clinical trials, we determined in September 2016 to discontinue any further development of tarloxotinib and we will therefore not realize any return on our investment in tarloxotinib. In any event, any growth through development of additional product candidates will depend principally on our ability to identify, and then to obtain the necessary funding to pursue the acquisition of in-licensing of, additional product candidates on commercially reasonable terms, as well as our ability to develop those product candidates and our ability to obtain additional funding, whether through partnering arrangements or otherwise, to complete the development of, obtain regulatory approval for and commercialize these product candidates. If we are unable to discover or obtain suitable product candidates for development, our growth and revenue potential could be significantly harmed, and we could be required to cease operations.

If we do not establish collaborations or other strategic transactions for our current and potential future product candidates or otherwise raise substantial additional capital, we will likely need to alter, delay or abandon our development and any commercialization plans.

Our strategy includes selectively partnering or collaborating with other pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of our current and potential future product candidates. In this regard, as a result of the termination of our collaboration with Merck KGaA, we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.  Since we are now solely responsible for the further development and commercialization of evofosfamide at our own cost, we are evaluating potential partnering opportunities for evofosfamide, and in this regard, we are currently seeking a pharmaceutical partner for evofosfamide with a commercial presence in oncology in Japan. In this regard, our ability to advance the clinical development of evofosfamide is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development. We face significant competition in seeking appropriate strategic partners, and collaborative and partnering arrangements are complex and time consuming to negotiate and document. We may not be successful in entering into new partnering, collaborative or other strategic arrangements with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional partnering, collaborative or other strategic arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new partnering, collaborative or other strategic arrangements, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our evofosfamide program if we are unable to raise sufficient funding for any additional clinical development of evofosfamide through new partnering, collaborative or other strategic arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of evofosfamide and TH-3424 beyond our planned Phase I clinical trial of evofosfamide and preclinical development of TH-3424, we would need to obtain additional funding for such development, either through financing or by entering into partnering, collaborative or other strategic arrangements with third parties for any such further development and we may be unable to do. While we are currently determining third party interest in partnering or acquiring TH-3424, we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in these assets. If we do not have sufficient funds, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

Any partnering, collaborative or other strategic arrangements that we establish in the future may not be successful or we may otherwise not realize the anticipated benefits from these arrangements.  In addition, any such future arrangements may place the development and commercialization of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us

We have in the past established and intend to continue to establish partnering, collaborative or other strategic arrangements with third parties to develop and commercialize our product candidates, and these arrangements may not be successful or we may otherwise not realize the anticipated benefits from these arrangements. For example, in March 2016, we and Merck KGaA, mutually agreed to terminate our collaboration for the development and commercialization of our evofosfamide product candidate, and, as a result, we will not receive any additional milestone payments or other funding from Merck KGaA on account of our collaboration with Merck KGaA.  As of the date of this report, we have no ongoing collaborations for the development and commercialization of our product candidates. We may not be able to locate third-party strategic partners to develop and market our product candidates, and we lack the capital and resources necessary to develop our product candidates alone.

Dependence on partnering, collaborative or other strategic arrangements subjects us to a number of risks, including:

•	we may not be able to control the amount and timing of resources that our potential strategic partners may devote to our product candidates;
•	potential strategic partners may experience financial difficulties or changes in business focus;
•	we may be required to relinquish important rights such as marketing and distribution rights;
•

should a strategic partner fail to develop or commercialize one of our compounds or product candidates, we may not receive any future milestone payments and will not receive any royalties for the compound or product candidate;

•

business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	under certain circumstances, a strategic partner could move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•	partnering, collaborative and other strategic arrangements are often terminated or allowed to expire, which could delay the development and may increase the cost of developing our product candidates.

Preclinical studies and Phase 1 or 2 clinical trials of our product candidates may not predict the results of subsequent human clinical trials.

Preclinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the results of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of evofosfamide for the treatment of different types of cancer may not accurately predict the ability of evofosfamide to treat cancer effectively in humans. Similarly, while TH-3424 has demonstrated activity in preclinical studies and AKR1C3 has been shown to activate TH-3424, these preclinical studies may not accurately predict the results of any future clinical trials of TH-3424 in patients with cancer. Evofosfamide, TH-3424 or any other compounds we may develop may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our product candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Japan, Europe and other countries. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after encouraging results in earlier clinical trials.

To satisfy FDA, PMDA or other foreign regulatory approval standards for the commercial sale of our product candidates, we must demonstrate in adequate and controlled clinical trials that our product candidates are safe and effective. Success in early clinical trials, including in Phase 1 and Phase 2 clinical trials, does not ensure that later clinical trials will be successful. Initial results from Phase 1 and Phase 2 clinical trials of evofosfamide have in the past not been, and may again in the future not be, confirmed by later analysis or in subsequent larger clinical trials. For example, the results that achieved the primary endpoint for progression-free survival in the Phase 2b trial of evofosfamide in pancreatic cancer did not predict the results of overall survival for patients in the MAESTRO trial. Likewise, the results in the Phase 1/2 trial of evofosfamide in patients with soft tissue sarcoma did not predict the results of overall survival for patients in the 406 trial. In both cases, the 406 trial and the MAESTRO trial failed to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial, notwithstanding positive results in earlier clinical trials. In addition, in January 2016, we announced that an IDSMB concluded that our registrational Phase 2 clinical trial of evofosfamide plus pemetrexed versus pemetrexed alone in patients with non-squamous non-small cell lung cancer was unlikely to reach its primary endpoint of improving overall survival with statistical significance and, as a result, enrollment in this trial was closed.  As these examples illustrate, despite the results reported in earlier clinical trials for evofosfamide, we do not know whether potential future clinical trials that we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market evofosfamide. Our failure to successfully complete any potential future clinical trials and obtain regulatory approval for evofosfamide would materially and adversely affect our business and severely harm our future prospects.

Delays in our potential future clinical trials could result in us not achieving anticipated developmental milestones when expected, increased costs and delay our ability to obtain regulatory approval and commercialize our product candidates.

Delays in the progression of our potential future clinical trials could result in us not meeting previously announced clinical milestones and could materially impact our product development costs and milestone revenue and delay regulatory approval of our product candidates. We do not know whether our potential future clinical trials of evofosfamide, including our planned Phase I clinical trial of evofosfamide, will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

Delays in clinical trials can also result from difficulties in enrolling patients in our potential future clinical trials, which could increase the costs or affect the timing or outcome of these clinical trials. This is particularly true with respect to diseases with relatively small patient populations. Timely completion of clinical trials depends, in addition to the factors outlined above, on our ability to enroll a sufficient number of patients, which itself is a function of many factors, including:

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

If we do not successfully complete our potential future clinical trials on schedule, the price of our common stock may further decline.

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

We cannot be certain of our successfully completing clinical testing within the time frames we have planned or anticipated, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

•

our clinical trials may produce negative or inconclusive results, such as the results in the 406 trial, the MAESTRO trial and our Phase 2 proof-of-concept trials of tarloxotinib, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;

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

We are subject to significant regulatory\ approval requirements, which could delay, prevent or limit our ability to market our product candidates.

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

Evofosfamide and TH-3424 are based on targeting the microenvironment of solid tumors and some hematological malignancies, which currently is an unproven approach to therapeutic intervention.

Our product candidates are designed to target the microenvironment of solid tumors and some hematological malignancies by, in the case of evofosfamide, harnessing hypoxia for selective toxin activation or in the case of TH-3424, harnessing the overexpression of AKR1C3 for selective toxin activation. We have not nor, to our knowledge, has any other company, received regulatory approval for a drug based on these approaches. We cannot be certain that our approaches will lead to the development of approvable or marketable drugs. Our approaches may lead to unintended, or off-target, adverse effects or may lack efficacy or contribution to efficacy in combination with other anti-cancer drugs.

In addition, the FDA, the PMDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of drugs based on these targeting approaches, which could lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our current and potential future product candidates.

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

The formulation of evofosfamide that was the subject of our prior clinical trials and is the subject of our planned Phase I clinical trial was changed to address issues with a prior formulation that was subject to storage and handling requirements that were not suitable for a commercial product. The current formulation of evofosfamide may be suitable for a commercial product, but additional data will be required to verify this and there can be no assurance that we will be able to do so in a timely manner, if at all. If we are not able to develop a viable commercial formulation of evofosfamide, then we may be required to conduct additional Phase 3 clinical trials of evofosfamide, or we may need to develop an alternative commercial formulation, either of which could delay, perhaps substantially, our ability to obtain any regulatory approvals of evofosfamide.

The initial clinical formulations developed for TH-3424 or other potential future product candidates may not remain stable throughout the clinical testing phase.

We have limited experience and data on the drug substance synthesis and the initial formulation for TH-3424. This initial formulation and those of our potential future product candidates may not remain stable during the clinical testing phase.  If these formulations were found to be unstable during clinical testing, we may be required to repeat the initial clinical trials which could increase our costs and delay the development of the applicable product candidate.  We may be required to reformulate these product candidates, including TH-3424, to improve stability. However, it is possible that we might not be able to develop a formulation of TH-3424 or other future product candidates with adequate quality that meets the need for testing in our clinical trials. We may also be required to perform additional clinical bridging studies which may further delay development. We may also be unable to scale up the manufacturing process to synthesize the current drug substance and current formulations, or the newly developed formulations, any of which could adversely affect our ability to advance the development of, and potentially obtain regulatory approval of, the applicable product candidate.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA “fast track” designation for a particular indication.  Marketing applications filed by sponsors of product candidates in the fast track process may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such review. Although Merck KGaA obtained fast track designation for the development of evofosfamide administered in combination with gemcitabine for the treatment of previously untreated patients with metastatic or locally advanced unresectable pancreatic cancer, receipt of fast track designation does not ensure a faster development process, review or FDA approval. In addition, the FDA may withdraw our fast track designation at any time. If we are able to raise sufficient funding for additional clinical development of evofosfamide through new collaborative, partnering or other strategic arrangements with third parties or other financing alternatives, but we lose fast track designation for evofosfamide, the FDA approval process may be delayed. In addition, fast track designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that evofosfamide will receive any regulatory approvals.

Failure to successfully develop and obtain regulatory approval for companion diagnostics could harm our drug development and commercialization strategy.

In March 2013, we announced the acquisition of [18F]-HX4 [flortanidazole (18F)] from Siemens Healthcare. [18F]-HX4 is an investigational radiolabeled hypoxia Positron Emission Tomography tracer developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. [18F]-HX4 could potentially be used as a companion diagnostic to hypoxia-targeted therapeutics. A companion diagnostic is a test or measurement intended to assist physicians in making treatment decisions for their patients. Subject to the receipt of additional funding, we initially intend to develop [18F]-HX4 to determine a patient’s tumor hypoxia profile, which may identify patients who will best respond to evofosfamide. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We may encounter difficulties in developing and obtaining approval for [18F]-HX4, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation, and we may have difficulties gaining market acceptance of the use of [18F]-HX4 in the clinical or medical community. Because [18F]-HX4 is at an early stage of development, we have yet to seek a meeting with the FDA, the PMDA or any other regulatory authorities to discuss our potential [18F]-HX4 companion diagnostic development plans, and therefore cannot yet know what these regulatory authorities will require in order to obtain regulatory approval of [18F]-HX4. In any event, we may not be able to develop or obtain any regulatory approval or clearance for [18F]-HX4, and we may therefore not realize any return on our investment in [18F]-HX4.

Even if we obtain regulatory approvals for our current and potential future product candidates, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our approvals to market drugs and our business would be seriously harmed.

Following initial regulatory approval of any drugs we may develop, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our drug products become commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities used to make any of our drug candidates will also be subject to periodic review and inspection by regulatory agencies, including the PMDA should we be able to obtain regulatory approval of evofosfamide in Japan. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, regulatory agencies, including potentially the PMDA, may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often require regulatory approval before the product, as modified, can be marketed. Manufacturers of our products, if approved, will be subject to ongoing regulatory agency requirements for submission of safety and other post- market information. If such manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Even if we obtain regulatory approval for evofosfamide, we would be subject to ongoing requirements by the regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by regulatory authorities after approval. If the regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for evofosfamide, if it achieves marketing approval, may include restrictions on use. Advertising and promotion of any product candidate that obtains approval will be heavily scrutinized by government agencies and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by regulatory authorities. Engaging in impermissible promotion of any approved products for off-label uses could also subject us to false claims litigation under U.S. federal and state statutes and comparable foreign rules and regulations, which could lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute any approved products.

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

Due to the recognition of the remaining $65.9 million of deferred revenue from our former collaboration with Merck KGaA during the quarter ended December 31, 2015, we reported net income of $43.8 million for the year ended December 31, 2015.  However, during the nine months ended September 30, 2016 we had a net loss of $20.4 million and we have incurred losses in each of our other years since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted and, subject to our ability to obtain additional funding and to otherwise meaningfully advance the development of our product candidates, we expect to continue to devote, substantially all of our resources to the development of evofosfamide. Accordingly, our future prospects remain dependent on the successful development, regulatory approval and commercialization of evofosfamide. In this regard, a substantial portion of our efforts have been devoted to the two pivotal Phase 3 clinical trials of evofosfamide. The failure of the 406 trial and the MAESTRO trial to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival as agreed upon with the FDA, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial, has significantly depressed our stock price and harmed our future prospects. Likewise, the announcement of our decision to discontinue the development of tarloxotinib following our analysis of the interim results of two Phase 2 proof-of-concept trials of tarloxotinib has depressed our stock price and harmed our future prospects. Although we have conducted our own analyses of the data from MAESTRO trial and intend to review and discuss the results of our analyses with the PMDA in Japan to determine whether there is an appropriate path forward for submitting marketing authorization applications based on the data from the MAESTRO trial, the PMDA and other health regulatory authorities may determine that the data from the MAESTRO trial are insufficient to support the approval of any marketing authorizations and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to the Japanese sub-population we are targeting. If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide in Japan, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Moreover, apart from the planned Phase I clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase evofosfamide development activities in future periods, if at all, and what our future cash needs may be for any such activities.  For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.  In any event, we do not expect to generate any revenue from the commercial sales of evofosfamide or any potential future product candidates, including TH-3424, in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

We need substantial additional funding and may be unable to raise capital, which could force us to delay, reduce or eliminate our drug discovery, product development and commercialization activities.

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any future collaborative, licensing, acquisition or other strategic arrangements that we may establish for our product candidates;
•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future partners or collaborators, if any;
•	the amount and timing of contingent licensing fees, milestone payments and royalty payments that we are obligated to pay to third parties;
•	the scope, rate of progress and cost of our potential clinical trials, including our planned Phase I clinical trial of evofosfamide, and other development activities;
•	the costs and timing of obtaining regulatory approvals;
•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;
•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and
•	the costs of lawsuits involving us or our product candidates.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next twelve months based upon current operating plans and spending assumptions. However, we will need to raise substantial additional capital to meaningfully advance the clinical development of evofosfamide and TH-3424, whether through new collaborative, partnering or other strategic arrangements or otherwise, and to in-license or otherwise acquire and develop additional product candidates or programs.  In particular, our ability to meaningfully advance the clinical development of evofosfamide and TH-3424 is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide and TH-3424, or to otherwise obtain sufficient additional funding for such development, particularly since we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA for evofosfamide, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of evofosfamide or TH-3424, and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through a variety of sources, including:

•	the public equity market;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the negative results reported from our two pivotal Phase 3 clinical trials of evofosfamide and our decision to discontinue development of tarloxotinib, and may in the future be adversely impacted by the uncertainty regarding the prospects for future development of evofosfamide and TH-3424 and our ability to advance the development of evofosfamide or TH-3424 or otherwise realize any return on our investments in evofosfamide or TH-3424, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on The NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that sufficient funds will be available to us or on satisfactory terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to our product candidates, technologies or potential markets, any of which could result in our stockholders having little or no continuing interest in our evofosfamide or TH-3424 programs as stockholders or otherwise, or which could delay or require that we curtail or eliminate some or all of our development activities or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no approved pharmaceutical products, and with only product candidate in clinical development.

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

In December 2015, we announced a workforce reduction constituting approximately two-thirds of our workforce and as of September 30, 2016, we had only 17 employees, including as a result of our September 2016 workforce reduction. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain and/or attract talented employees. In addition, competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

In addition, certain members of our management terms were part of our December 2015 and September 2016 workforce reductions, including our former senior vice presidents of regulatory affairs and pharmaceutical development and manufacturing as well as our former Chief Scientific Officer and our former Chief Operating Officer. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution and disrupt our ability to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to manufacture evofosfamide and expect to rely on third parties to manufacture any other potential future product candidates that we may develop. If these parties do not manufacture the active pharmaceutical ingredients or finished drug products of satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, clinical development and commercialization of evofosfamide and any other product candidates we may develop could be delayed.

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

We need to have sufficient evofosfamide API and drug product manufactured to meet the clinical supply demands for our clinical trials. If we are not successful in having sufficient quantities of evofosfamide API and drug product manufactured, or if manufacturing is interrupted at our contract manufacturers and excipient suppliers for evofosfamide API and our evofosfamide drug product manufacturers due to regulatory or other reasons, or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our evofosfamide clinical program. In any event, we will need to order additional evofosfamide API and drug product and we have in the past experienced delays in the receipt of satisfactory drug product, and any additional delays we may experience in the receipt of satisfactory evofosfamide API or drug product could cause significant delays in our potential future evofosfamide clinical trials, which would harm our business. Moreover the need for additional supplies and preparation for registration may require manufacturing process improvements in evofosfamide API and drug product. The manufacturing processes improvements for the evofosfamide API may require facilities upgrades at our suppliers, which may lead to delays or disruption in supply, or delays in regulatory approval of evofosfamide. Changes to the formulation of evofosfamide for our potential future clinical trials may also require bridging studies to demonstrate the comparability of the new formulation with the old. These studies may delay our clinical trials and may not be successful. Even if we are successful in raising the additional capital necessary to meaningfully advance the development of evofosfamide, if we are not successful in procuring sufficient evofosfamide clinical trial material, we may experience a significant delay in our evofosfamide clinical program. Finally, we have not engaged any backup or alternative suppliers for parts of our evofosfamide supply chain for our potential future evofosfamide clinical trials. If we are required to engage a backup or alternative supplier, the transfer of technical expertise and manufacturing process to the backup or alternative supplier would be difficult, costly and time-consuming and would increase the likelihood of a significant delay or interruption in manufacturing or a shortage of supply of evofosfamide.

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

If evofosfamide or any of our other product candidates is approved by the FDA, the PMDA or other regulatory agencies for commercial sale, we will need to have it manufactured in commercial quantities. It may not be possible to successfully manufacture commercial quantities of evofosfamide or increase the manufacturing capacity for evofosfamide or any of our other product candidates in a timely or economically feasible manner. Prior to commercial launch of evofosfamide, we may be required to manufacture additional validation batches, which the FDA, the PMDA and other regulatory agencies must review and approve. If we are unable to successfully manufacture the additional validation batches or increase the manufacturing capacity for evofosfamide or any other product candidates, the regulatory approval or commercial launch of that product candidate may be delayed, or there may be a shortage of supply which could limit sales.

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

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. It is possible that we might not be able to develop a formulation for TH-3424 with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any potential future clinical trials of our current and potential future product candidates, including our planned Phase I clinical trial of evofosfamide, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all. Any delay in receiving sufficient supplies of clinical trial product for our potential future studies could negatively impact our development programs.

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

We expect to rely on third parties to conduct some of our potential future clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our product candidates.

We may use clinical research organizations to assist in conduct of our clinical trials. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for clinical trials conducted outside of the United States, where it may be more difficult to ensure that clinical trials are conducted in compliance with FDA and applicable foreign regulatory requirements. Any third-party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our future clinical trials, if any, and in our plans to submit NDAs to the FDA and PMDA, the commercial prospects for product candidates could be harmed and our ability to generate product revenue would be delayed or prevented.

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

Risks Related to Our Intellectual Property

Hypoxia- and AKR1C3-targeted prodrug technology is not a platform technology broadly protected by patents, and others may be able to develop competitive drugs using this approach.

Although we have U.S. and foreign issued patents that cover certain hypoxia- and AKR1C3 -targeted prodrugs, including evofosfamide and TH-3424, respectively, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia- and AKR1C3-prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanisms of action of our hypoxia- and AKR1C3-prodrug product candidates.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing the same or related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. Patent term extensions may not be available for these patents. If we are not able to obtain adequate protection for, or defend, the intellectual property position of evofosfamide or any other potential future product candidates, then we may not be able to retain or attract collaborators to partner our development programs, including evofosfamide. Further, even if we can obtain protection for and defend the intellectual property position of evofosfamide or any potential future product candidates, we or any of our potential future strategic partners still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we, and potential future strategic partners may not generate any revenues or profits from evofosfamide or any potential future product candidates, including TH-3424, or our revenue or profit potential would be significantly diminished.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, evofosfamide would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Roche/Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with evofosfamide or other potential future product candidates, including TH-3424, we may develop. In short, each cancer indication for which we are or may be developing product candidates has a number of established medical therapies with which our candidates will compete. Our evofosfamide product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia.

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

If we succeed in marketing products, product liability claims could result in an FDA or foreign regulatory investigation of the safety or efficacy of our products, our manufacturing processes and facilities or our marketing programs. An FDA or foreign regulatory investigation could also potentially lead to a recall of our products or more serious enforcement actions, or limitations on the indications, for which they may be used, or suspension or withdrawal of approval.

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

Our common stock is currently listed on The NASDAQ Capital Market. The NASDAQ Stock Market LLC, or NASDAQ, has minimum requirements that a company must meet in order to remain listed on The NASDAQ Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement, and the closing bid price of our common stock has in the past been well below $1.00 per share. In this regard, on January 21, 2016, we received a letter from the staff, or Staff, of the NASDAQ, providing notification that we were out of compliance with the Bid Price Requirement. The notification had no immediate effect on the listing of our common stock.  In accordance with NASDAQ listing rules, we were afforded 180 calendar days, or until July 19, 2016, to regain compliance with the Bid Price Requirement.  On July 20, 2016, we received a letter from the Staff notifying us that we were eligible for an additional 180 calendar day period, or until January 17, 2017, to regain compliance with the minimum $1.00 Bid Price Requirement. In the letter, the Staff noted that our common stock had not regained compliance with the Bid Price Requirement during the initial 180-day compliance period that ended on July 19, 2016 and that we had submitted written notice of our intention to cure the Bid Price Requirement deficiency by effecting a reverse stock split during the second 180-day compliance period, if necessary. On September 13, 2016, we received written notice from the Staff that as a result of the closing bid price of the our common stock having been at $1.00 per share or greater for the last 10 consecutive business days, the Staff determined that we had regained compliance with the Bid Price Requirement and that this matter is now closed. Although we regained compliance with the Bid Price Requirement, if the closing bid price of our common stock were again to fall below $1.00 per share for 30 consecutive trading days, or we do not meet other applicable listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, we would again fail to be in compliance with NASDAQ’s listing standards. In this regard, during the period from September 30, 2016 through October 31, 2016, the closing bid price of our common stock was below $1.00 per share on each of the 22 trading days during that period.  Accordingly, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other NASDAQ continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement, NASDAQ may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process.

If our common stock is delisted as a result of our failure to comply with the Bid Price Requirement or any other NASDAQ continued listing requirement, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, delisting would substantially impair our ability to raise additional funds to fund our operations, to meaningfully advance the development of evofosfamide and TH-3424 and/or to acquire or in-license additional product candidates or development programs, and we could face other significant material adverse consequences, including:

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

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility. Further price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

announcements regarding the development of our product candidates, including any delays in any potential future clinical trials, and investor perceptions of our ability to advance the development of evofosfamide and TH-3424;

•	adverse results or delays in potential future clinical trials of evofosfamide and TH-3424;
•	our ability to raise additional capital to advance the development of evofosfamide and TH-3424 and the terms of any related financing arrangements;
•	announcements of regulatory approval or non-approval of our product candidates, or delays in the applicable regulatory agency review process;
•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;
•	our ability to enter into new collaborative, licensing or other strategic arrangements with respect to our product candidates;
•	the terms and timing of any future collaborative, licensing or other strategic arrangements that we may establish;
•	announcements of technological innovations, patents or new products by us or our competitors;
•	regulatory developments in the United States, Japan and other foreign countries;
•	any lawsuit involving us or our product candidates;
•	our ability to comply with the minimum listing requirements of The NASDAQ Stock Market LLC;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning any strategic alliances or acquisitions we may enter into;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by us, including under our sales agreement with Cowen and Company, LLC, or Cowen;
•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
•	additional losses of any of our key scientific or management personnel.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of September 30, 2016, we had 71,560,294 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On November 2, 2015, we entered into a sales agreement with Cowen, under which we may sell shares of our common stock from time to time through Cowen, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $50 million. Though our ability to sell shares of common stock through Cowen under our sales agreement with Cowen is practically limited or precluded altogether due to our currently-depressed stock price, to the extent that we sell shares of our common stock pursuant to the sales agreement with Cowen in the future, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price was adjusted to $3.62 on January 21, 2016. In addition, as of September 30, 2016, there were 11,127,851 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.03 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

Exhibit Number	Description
3.2	Amended and Restated Bylaws of the Registrant, as amended effective September 29, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Threshold Pharmaceuticals, Inc.

Date: November 7, 2016	/s/ Harold E. Selick, Ph.D.
Harold E. Selick, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	/s/ Joel A. Fernandes
Joel A. Fernandes
Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.2	Amended and Restated Bylaws of the Registrant, as amended effective September 29, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.