Form 10-K
period 2016-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2017-03-27
CIK 1183765

The

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the Common Stock on the NASDAQ Capital Market on June 30, 2016 was approximately $42,546,096. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2017 there were 71,591,918 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the Registrant’s 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2016 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Threshold Pharmaceuticals, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “possible”, “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	expectations regarding the timing, likelihood, nature and effects of our proposed merger and other contemplated transactions in connection with the merger;
•	the sufficiency of our capital resources and trading market for shares prior to and following the consummation of the proposed merger and proposed financing;
•	costs and potential litigation associated with the proposed merger;
•

failure or delay in obtaining required approvals by the SEC or any other governmental or quasi-governmental entity necessary to consummate the proposed merger, including our ability to file and have declared effective by the SEC a proxy statement in connection with the proposed merger and other contemplated transactions in connection with the merger, which may also result in unexpected additional transaction expenses and operating cash expenditures on the parties;

•

a failure to satisfy the conditions to the closing of the proposed investment by Longitude Capital, which would require the Company to raise additional funds sooner than expected to pursue its development goals;

•	an inability or delay in obtaining required regulatory approvals for product candidates, which may result in unexpected cost expenditures;
•	the price of the proposed financing transaction in connection with the proposed merger being materially lower than the trading price of Threshold's common stock at the time of such financing;
•	the sufficiency of our capital resources, including our ability to obtain the funding necessary to advance the development of our product candidate and our preclinical candidate;
•	the success, cost and timing of our pursuing discussions and submissions with the PMDA for evofosfamide, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to obtain and maintain regulatory approval of evofosfamide, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	the ability of Ascenta Pharmaceuticals, Inc. (“Ascenta”) to complete preclinical testing successfully for new product candidates, such as TH-3424, that we may develop or license;
•	the anticipated progress of our product candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our product candidates;
•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to identify, in-license or otherwise acquire additional product candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new product candidates, such as tarloxotinib, that we may develop or license;
•	our ability to have manufactured sufficient supplies of active pharmaceutical ingredient, or API, and drug product for clinical testing and commercialization;
•	our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for our current or future product candidates;
•	our ability to hire and retain key scientific or management personnel;
•	the sufficiency of our cash resources;

•	our projected financial performance; and
•	regulatory developments in the United States and foreign countries.

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

Overview

We are a clinical-stage biopharmaceutical company that has historically used our expertise in the tumor microenvironment to discover and develop therapeutic and diagnostic agents that selectively target tumor cells for the treatment of patients living with cancer. Most recently, we have devoted substantially all of our research, development, clinical efforts and financial resources to our two therapeutic product candidates based on hypoxia-activated prodrug technology in the clinic: evofosfamide and tarloxotinib; and to a lesser extent [18F]-HX4, our imaging agent product candidate.

Evofosfamide Investigational Hypoxia-Activated Prodrug

In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany (“, or Merck KGaA”), in patients with advanced pancreatic cancer; and that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival.  Of particular note based on the data from the September 1, 2015 cut-off date for the MAESTRO trial, a meaningful improvement in overall survival was reported for a subgroup of 123 Asian patients (enrolled at Japanese and South Korean sites) in which the risk of death was reduced by 48 percent for patients on the treatment arm compared to patients on the control arm. The hazard ratio (“HR”) for this subgroup was 0.52 (95% confidence interval (or “CI”: 0.32 – 0.85).  In particular and based upon Merck KGaA’s MAESTRO data, the 116 patients from Japan from the treatment arm had a median overall survival of 13.6 months versus 9.1 months for those patients on the control arm with significant improvements in progression free survival, objective response rates, and reductions in the pancreatic cancer biomarker, CA19-9. No new safety findings were identified in the MAESTRO study and the safety profile was consistent with that previously reported in other studies of evofosfamide plus gemcitabine. Based on the results of our analyses, we discussed potential registration pathways with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA).  In March 2017, we received minutes from the Company’s formal meeting with the PMDA indicating that the Company’s analysis of the data from the randomized Phase 3 study, EMR200592-001 (N=693), conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase 2 study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a New Drug Application (“JNDA”) for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  We are currently in discussions with the PMDA to clarify the scope of a new clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population.  Our current evofosfamide development strategy is limited to the Company-sponsored Phase 1 clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, initiated March 1, 2017 and investigator-sponsored clinical trials of evofosfamide in combination with antiangiogenic therapies in a variety of tumor types as described in more detail below under “Our Product Candidates.”

Tarloxotinib Investigational Hypoxia-Activated EGFR Tyrosine Kinase Inhibitor

Our second product candidate, tarloxotinib, was a prodrug designed to selectively release a covalent (irreversible) EGFR tyrosine kinase inhibitor under hypoxic conditions. In September 2016, the Company announced that its Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with mutant EGFR-positive, T790M-negative advanced non-small cell lung cancer (NSCLC) progressing on an EGFR tyrosine kinase inhibitor (TH-CR-601) did not achieve its primary interim response rate endpoint. While the Company’s other Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with recurrent or metastatic squamous cell carcinomas of the skin met its primary interim response rate endpoint, the other two arms of the study, evaluating tarloxotinib bromide for the treatment of patients with recurrent or metastatic squamous cell carcinomas of the head and neck did not achieve their primary interim response rate endpoint, and the overall results from the two trials didn't meet the activity thresholds required to justify further development investment by the Company. Accordingly, no further clinical development is planned. We plan to present preliminary results from both trials at an upcoming medical meeting.

[18F]-HX4 Investigational PET Imaging Agent for Hypoxia

Our third product candidate, [18F]-HX4 [flortanidazole (18F)] is an investigational Positron Emission Tomography (PET) imaging agent for hypoxia developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. In view of the results of both Phase 3 trials of evofosfamide and both Phase 2 trials of tarloxotinib as described above, no further clinical development is planned.

Our Current Strategy

Our goal is for Threshold to be a leader in the development and commercialization of novel therapeutics for serious unmet needs in oncology. In one element of our strategy, the board of directors approved in December 2015 a plan to explore strategic alternatives to further realize value from the Company's pipeline assets while preserving the Company's cash balance to the extent practicable.  Also in December 2015 and September 2016, the Company completed reductions in force of employees designed to reduce operating expenditures, reduce infrastructure costs and improve efficiency of quality-related activities while exploring strategic alternatives.  In August 2016, the Company retained financial advisors, to assist in the process of evaluating strategic alternatives.  The Company, working with financial and legal advisors, conducted a process of identifying and evaluating potential strategic alternatives, including potential acquisitions, mergers, strategic partnerships and other strategic transactions.

On March 16, 2017, the “Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Molecular Templates, Inc., a Delaware corporation (“Molecular Templates”), a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics to treat cancer, and Trojan Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”).  Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders and Molecular Templates’ stockholders, Merger Sub will be merged with and into Molecular Templates (the “Merger”), with Molecular Templates surviving the Merger as a wholly-owned subsidiary of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

At the effective time of the Merger (the “Effective Time”): (a) each share of Molecular Templates common stock outstanding immediately prior to the Effective Time (excluding shares held by the Company, Merger Sub or Molecular Templates and dissenting shares, and after giving effect to the purchase or conversion rights of Molecular Templates’ preferred stockholders, warrant holders and noteholders) will be converted solely into the right to receive a number of shares of Company Common Stock (the “Shares”) equal to the exchange ratio described below, and (b) each outstanding Molecular Templates stock option will be assumed by the Company. Under the exchange ratio formula in the Merger Agreement, the former Molecular Templates security holders immediately before the Merger are expected to own approximately 65.6% of the aggregate number of the Shares, and the stockholders of the Company immediately before the Merger are expected to own approximately 34.4% of the aggregate number of the Shares, subject to certain assumptions (on a fully diluted basis). Further, this exchange ratio will be adjusted to the extent the Company’s net cash (as defined in the Merger Agreement) at closing of the merger (the “Closing”) is greater than $17.5 million or less than $12.5 million.

Following the Closing, Molecular Templates’ Chief Executive Officer, Eric Poma, Ph.D., will become the Company’s Chief Executive Officer, and the Company’s corporate headquarters will be relocated Austin, Texas. Additionally, following the Closing, the board of directors of the Company (the “Company Board”) will consist of seven directors and will be comprised of (i) two members designated by Molecular Templates, (ii) two members of the current Company Board, including Harold E. Selick, who will act as chairman, and (iii) three members mutually agreed upon by Molecular Templates and the Company.  In addition, following the Closing, the Company will change its name to Molecular Templates, Inc. and will change its NASDAQ symbol to MTEM.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Molecular Templates, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Molecular Templates, indemnification of directors and officers, the Company’s and Molecular Templates’ conduct of their respective businesses between the date of signing of the Merger Agreement and the Closing and to prepare and file a registration statement on Form S-4 that will contain a proxy statement / prospectus / information statement to register the Shares issued pursuant to the Merger Agreement (the “S-4”).

In connection with the Merger and the S-4, the Company will be seeking the approval of the Company’s stockholders with respect to certain actions, including the following:

•	the authorization and issuance of the Shares in the Merger;
•	the authorization of the issuance of securities proposed to be issued in the proposed financing described below;
•	amendments of the Company certificate of incorporation related to changing the name of the Company; and
•	authorization of the Company Board to effect a reverse stock split of the Shares within a range, which shall be no less than 5:1 or more than 15:1.

The Closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) no law or order preventing the Merger and related transactions, and (v) the effectiveness of the S-4.  The Closing is not contingent upon the completion of the Financing described below.

The Merger Agreement also includes termination provisions for both the Company and Molecular Templates. In connection with a termination of the Merger Agreement under specified circumstances involving competing transactions, a willful, intentional and material breach of the non-solicitation obligations, a change in the board of directors’ recommendation of the Merger to the stockholders or other triggering events, either party may be required to pay the other party a termination fee of $750,000, plus reimbursement for certain fees and expenses.

In connection with execution of the Merger Agreement, the Company made a bridge loan to Molecular Templates pursuant to a note purchase agreement and promissory notes (the “Notes”) up to an aggregate principal amount of $4.0 million with an initial closing that was held on March 24, 2017 for a principal amount of $2.0 million.  If the Merger Agreement is terminated prior to the to the maturity date of the Notes, the outstanding principal of the Notes plus all accrued and unpaid interest shall become due and payable upon the earlier of (i) the consummation of a qualified financing by Molecular Templates of at least $10.0 million, (ii) the occurrence of a Molecular Templates liquidity event, or (iii) the four-month anniversary of the termination of the Merger Agreement, and such amounts shall be credited against any termination fees owed by the Company to Molecular Templates pursuant to the Merger Agreement.

Concurrently with the execution of the Merger Agreement, officers and directors of the Company entered into support agreements with Molecular Templates relating to the Merger covering approximately 1.2% of the outstanding Shares, as of immediately prior to the Merger (the “Company Support Agreements”). The Company Support Agreements provide, among other things, that the stockholders to the Company Support Agreement will vote all of the Shares held by them in favor of the issuance of the Shares in connection with the Merger and the amendments to the Company’s certificate of incorporation contemplated by the Merger Agreement.

Concurrently with the execution of the Merger Agreement, officers, directors and certain stockholders of Molecular Templates entered into support agreements with the Company covering approximately 96.3% of the outstanding shares of Molecular Templates (including shares of its preferred stock on an as-converted to common stock basis) relating to the Merger (the “Molecular Templates Support Agreements,” and together with the Company Support Agreement, the “Support Agreements”). The Molecular Templates Support Agreements provide, among other things, that the officers and stockholders party to the Molecular Templates Support Agreement will vote all of the shares of Molecular Templates held by them in favor of the adoption of the Merger Agreement, the approval of the Merger and the other transactions contemplated by the Merger Agreement.

Concurrently with the execution of the Merger Agreement, officers and directors of the Company entered into lock-up agreements (the “Company Lock-Up Agreement”), pursuant to which they accepted certain restrictions on transfers of the Shares for the 180-day period following the Effective Time. Concurrently with the execution of the Merger Agreement, officers, directors and certain stockholders of Molecular Templates, have entered into lock-up agreements (the “Molecular Lock-Up Agreement,” and together with the Company Lock-Up Agreement, the “Lock-Up Agreements”), pursuant to which they accepted certain restrictions on transfers of the Shares for the 180-day period following the Effective Time.

Although we have entered into the Merger Agreement and intend to consummate the merger, there is no assurance that we will be able to successfully consummate the merger on a timely basis, or at all.

In addition on March 16, 2017, the Company and Molecular Templates received from Longitude Venture Partners III, L.P. (“Longitude”) an Equity Commitment Letter (the “Commitment Letter”), pursuant to which, immediately following the Closing of the Merger, Longitude will purchase $20 million of equity securities in the Company.  Longitude’s investment is subject to certain conditions, including the Closing of the Merger and the Company having secured commitments from additional investors for the purchase of an additional $20 million of such securities (the “Financing”).  The Financing will be accomplished in a private placement exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and the rules promulgated thereunder. The securities to be sold in the Financing have not been registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.  The closing of the Merger is not contingent upon the completion of this Financing.

In November 2016, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Rule”). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until May 10, 2017, to regain compliance with the Rule. If, at any time before May 10, 2017, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), the Staff would provide written notification to the Company that it complies with the Rule.  In March 2017, the Company’s board of directors approved a reverse stock split, within a range which shall be no less than 5:1 or more than 15:1 of the Company’s common and preferred stock, which would be contingent upon shareholder approval of the Merger and the stock split.

If the Merger is not completed, the Company will reconsider strategic alternatives and could pursue one of the following courses of action:

•	Pursue another strategic transaction. The Company may resume the process of evaluating a potential strategic transaction.
•

Develop evofosfamide successfully in parallel with  partnering TH-3424 and/or HX4and broadening our pipeline by in-licensing or acquiring new product candidates. We are currently in ongoing discussions with the PMDA to clarify the scope of a new clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population in the Phase 3 MAESTRO clinical trial.  In addition, we are in the process of completing our analyses of the available biomarker data from the Phase 3 MAESTRO trial in patients with pancreatic cancer with the goal of identifying additional subgroups of patients that may benefit from treatment with evofosfamide and gemcitabine. In parallel, we intend to complete the Phase 1 clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center and several ISTs as described in more detail below under “Product Candidates.”  TH-3424 is our small-molecule drug candidate, discovered at Threshold, being evaluated for the potential treatment of hepatocellular (liver) cancer, castrate resistant prostate cancer, T-cell acute lymphoblastic leukemias, and other cancers expressing high levels of aldo-keto reductase family 1 member C3, or AKR1C3. Tumors overexpressing AKR1C3 can be resistant to radiation therapy and chemotherapy. TH-3424 is a prodrug in preclinical development that selectively releases a potent DNA cross-linking agent in the presence of AKR1C3.  Preliminary nonclinical toxicology studies including biochemical, in vitro cell-based and in vivo animal-based characterization of its pharmacological properties were presented at the 2016 Annual Meeting of the American Association for Cancer Research (AACR) in April 2016.  The preliminary nonclinical studies suggested an adequate therapeutic index.  We believe that the preliminary nonclinical study results warrant continued development of TH-3424 in Investigational New Drug (IND)-enabling toxicology studies in collaboration with Ascenta Pharmaceuticals, Ltd. which we expect will be completed by the fourth quarter of 2017. Our ability to advance the clinical development of evofosfamide is dependent upon our ability to obtain additional funding, including entering into new collaborative or partnering arrangements for evofosfamide, TH-3424 and/or HX4. In this regard, we are currently seeking pharmaceutical and diagnostic partners for TH-3424 and HX4 with a commercial presence in oncology. Subject to our ability to obtain additional funding, we also intend to evaluate opportunities with academic institutions or pharma- and biopharmaceutical companies to potentially in-license or acquire new product candidates.

•

Dissolve and liquidate the Company's assets. If, for any reason, the Merger does not close, the board of directors currently intends to attempt to complete another strategic transaction like the Merger. If the Board cannot complete another strategic transaction in a reasonable period of time or decides to no longer continue to pursue the development of evofosfamide or to partner TH-3424 and HX4, then the Board intends to sell or otherwise dispose of the Company’s various assets. If the board of directors determines to sell or otherwise dispose of the Company's various assets, any remaining cash proceeds would be distributed to its stockholders. In that event, the Company would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying its obligations and setting aside funds for reserve.

Our Product Candidates

Evofosfamide Investigational Hypoxia-Activated Prodrug

The introduction of therapies that preferentially target tumor hypoxia offers the potential to deliver cancer therapies selectively to tumor tissue and to expand the therapeutic options available for cancer patients across the majority of tumor types. Evofosfamide is designed as a prodrug that is preferentially activated under the extreme hypoxic conditions commonly found in tumors, but not typically in healthy tissues. Within regions of tumor hypoxia, evofosfamide is converted to its active form, bromo-isophosphoramide mustard (Br-IPM). Variants of IPM are clinically validated potent DNA alkylating agents, which kill tumor cells by causing DNA to crosslink thereby rendering cells unable to replicate their DNA and divide. Once activated in hypoxic tissues, Br-IPM may also diffuse into surrounding oxygenated regions of the tumor and kill cells there via a “bystander effect”.

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

Evofosfamide Clinical Development Program Overview

The current development plan for evofosfamide is focused on analyzing the MAESTRO biomarker data for the purposes of pursuing potential registration pathways in pancreatic cancer with regulatory authorities and potential partners   In addition, we will develop evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, initiated March 1, 2017.  Further, we will continue developing evofosfamide in combination with antiangiogenics, and as a monotherapy in investigator sponsored and cooperative group clinical trials as supported by preclinical and clinical data and where there is high unmet need for new anticancer agents. To date, evofosfamide has been evaluated in more than 1600 patients with cancer.

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

In March 2016, we and Merck KGaA agreed to terminate our former collaboration with Merck KGaA, and all rights to evofosfamide were returned to us. As a result, we will not receive any clinical development milestones or any other funding from Merck KGaA for the purpose of conducting any further clinical development of evofosfamide. Under our former collaboration with Merck KGaA, Merck KGaA was responsible for 70% of the worldwide development expenses for evofosfamide. Our ability to advance the clinical development of evofosfamide is dependent upon our ability to enter into new collaborative or partnering arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development.  Accordingly, at this time in 2017 we currently only plan to analyze biomarker data from the MAESTRO trial for the purposes of pursuing discussions of development in pancreatic cancer with regulatory authorities and potential partners, continue the Company-sponsored Phase 1 clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, initiated March 1, 2017;  as well as to continue investigator sponsored studies of evofosfamide in combination with antiangiogenics.

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

The MAESTRO trial was a randomized, placebo-controlled, international, multi-center, double-blind Phase 3 clinical trial of evofosfamide plus gemcitabine compared with placebo plus gemcitabine conducted by Merck KGaA. In November 2014, we announced that Merck KGaA completed the target enrollment of 660 patients in the trial. The primary efficacy endpoint was OS; the secondary endpoints included efficacy measured by progression-free survival, or PFS, overall response rate and disease control rate, as well as assessments of safety and tolerability, pharmacokinetics and biomarkers. The study was being conducted under a Special Protocol Assessment, or SPA, agreement with the FDA.

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

Based on the results of our analyses, we discussed potential registration pathways with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA).  On March16, 2017, we received minutes from the Company’s formal meeting with the PMDA indicating that the Company’s analysis of the data from the randomized Phase 3 study, EMR200592-001 (N=693), conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase 2 study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a New Drug Application (“JNDA”) for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  We are currently in discussions with the PMDA to clarify the scope of a new clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population.

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

Evofosfamide Program with immune checkpoint antibodies

Research has shown that hypoxia contributes to the immunosuppressive microenvironment of solid tumors and therefore may result in resistance to immune checkpoint inhibitors. This is related to the fact that suppressive cells such as myeloid-derived suppressor cells (MDSCs) preferentially reside in the hypoxic regions of tumors (Ai et al 2015; Chiu et al. 2016; Chouaib et al. 2016) and because effector T cells are preferentially excluded from hypoxic regions (Marotta et al. 2011; Curran et al. 2015). Additionally, the tumor cell death induced by evofosfamide may result in greater availability of tumor antigen for uptake and presentation by dendritic cells.

Preclinical research at the M.D. Anderson Cancer Center (MDACC) in the laboratory of Dr. Michael Curran demonstrating strong additive anticancer effects when combining evofosfamide with immune checkpoint inhibitors in syngeneic animal models (Ai et al 2015) has led to the development of a Phase 1 study evaluating evofosfamide in combination with ipilimumab in patients with histologically-confirmed metastatic or locally advanced prostate cancer, metastatic pancreatic cancer, melanoma or HPV-negative squamous cell carcinoma of head and neck that has failed to respond to standard therapy, progressed despite standard therapy, for which standard therapy does not offer the potential for increased survival of a least 3 months, or for which no other higher priority therapies are available. Curative therapies are not possible for these patients and new strategies are warranted to enhance immune responsiveness in patients with these indications. Combining a hypoxia-targeted cytotoxic with an anti-CTLA-4 checkpoint inhibitor may lead to enhanced T cell responsiveness to tumor antigens in draining lymph nodes, enhanced T cell penetration into the tumor, and reduction in hypoxia-associated suppressive cell populations, such as myeloid-derived suppressor cells and regulatory T-cells.

The objectives of the study are to determine the recommended Phase 2 dose (RP2D) of combination treatment with evofosfamide and ipilimumab and to determine the preliminary assessment of antitumor efficacy of the combination in prostate cancer, pancreatic cancer, melanoma and HPV negative squamous cell cancer of head and neck. Important exploratory objectives will be to evaluate baseline and change from baseline in post-treatment peripheral blood and tumor tissue immune and hypoxia parameters as potential biomarkers of activity for the ipilimumab-evofosfamide combination therapy.

The study will be conducted at MDACC and will recruit approximately 12-24 patients in the dose escalation phase and up to 45 patients across the four disease-specific dose expansion cohorts. We expect enrollment in this trial to begin early in the second quarter of 2017.

Evofosfamide Programs with Antiangiogenics

Antiangiogenics are a class of anticancer therapies that target the tumor vasculature. A goal of antiangiogenic therapy is to “starve” tumors by disrupting the blood vessel network supplying tumors with oxygen and nutrients needed for survival and growth. While antiangiogenics have proven to be an important new class of targeted cancer therapy, essentially all tumors eventually become resistant to these treatments. Emerging preclinical research suggests that antiangiogenics may also induce tumor hypoxia. Co-targeting tumor angiogenesis and tumor hypoxia, which is believed to be a key driver of treatment resistance, is one approach to potentially prevent or reverse this mechanism of treatment resistance. As evofosfamide is designed to be selectively activated under conditions of severe tumor hypoxia, the combination of evofosfamide with antiangiogenic therapy has the potential to be an effective anticancer treatment. Preclinical models demonstrated enhanced antitumor activity of evofosfamide when used in combination with antiangiogenic therapies (sunitinib and sorafenib), which was directly related to the amount of hypoxia induced by different doses of these antiangiogenics.

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

Enrollment in this Investigator Sponsored Trial commenced in 2015 and it is currently is ongoing. After completion of the study, we will assess whether further development of evofosfamide in combination with sunitinib in patients with pNET is warranted.

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

TH-IST-4008: FDA-funded Phase 2 Investigator Sponsored Trial in GBM

In September 2014, the FDA, through its Office of Orphan Product Development, awarded Dr. Brenner a grant for a Phase 2 clinical trial of evofosfamide for the treatment of GBM, which we refer to as TH-IST-4008. Dr. Brenner's investigator-sponsored Phase 2 trial, which is designed to assess safety and efficacy of 670 mg/m2 evofosfamide in combination with bevacizumab for the treatment of recurrent GBM following prior bevacizumab failure, is expected to enroll up to 33 patients. PET imaging will also be conducted in an effort to predict which patients may benefit from evofosfamide combination therapy. Dana Farber Cancer Institute and The University of Texas at Austin are participating in the trial.

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

This NCI Cooperative Group Sponsored Trial (The Alliance) completed enrolling patients in the Phase 1 portion of the study and is planning to enroll patients into the Phase 2 portion of the trial in 2017.  After completion of the study, we will assess whether further development of evofosfamide in combination with sorafenib in patients with advanced hepatocellular cancer is warranted.

In addition to the evofosfamide programs with antiangiogenics mentioned above, there is also one monotherapy trial ongoing:

EMR200592-013:  A Phase II Study of TH-302 Monotherapy As Second-Line Treatment in Advanced Biliary Tract Cancer

Study 013 is a Phase 2 Investigator Sponsored Trial designed to evaluate the safety and efficacy of evofosfamide in patients with advanced biliary tract cancer who have failed first-line chemotherapy.  This study is being conducted at Seoul National University Hospital in South Korea.  After completion of the study, we will assess whether further development of evofosfamide in patients with advanced biliary tract cancer is warranted.

[18F]-HX4 Investigational PET Imaging Agent for Hypoxia

Our other product candidate, [18F]-HX4 [flortanidazole (18F)] is an investigational Positron Emission Tomography (PET) imaging agent for hypoxia developed by Siemens Healthcare Molecular Imaging to potentially identify and quantify the degree of hypoxia in tumors in vivo. In view of the results of both Phase 3 trials of evofosfamide and both Phase 2 trials of tarloxotinib as described above, no further clinical development is planned.

Our Preclinical Candidate

TH-3424 Investigational AKR1C3-Activated Prodrug

TH-3424 is our small-molecule drug candidate, discovered at  Threshold, being evaluated for the potential treatment of hepatocellular (liver) cancer, castrate resistant prostate cancer, T-cell acute lymphoblastic leukemias, and other cancers expressing high levels of aldo-keto reductase family 1 member C3, or AKR1C3. Tumors overexpressing AKR1C3 can be resistant to radiation therapy and chemotherapy. TH-3424 is a prodrug in preclinical development that selectively releases a potent DNA cross-linking agent in the presence of AKR1C3.  Preliminary nonclinical studies including biochemical, in vitro cell-based and in vivo animal-based characterization of its pharmacological properties were presented at the 2016 Annual Meeting of the American Association for Cancer Research (AACR) in April 2016.  The preliminary nonclinical toxicology studies suggested an adequate therapeutic index.  We believe that the preliminary nonclinical study results warranted continued development of TH-3424 in Investigational New Drug (IND)-enabling toxicology studies in collaboration with Ascenta Pharmaceuticals, Ltd. which we expect will be completed by the fourth quarter of 2017. Our evaluation of TH-3424 is at an early stage and our ability to advance evofosfamide if the Merger does not close will require us to obtain significant additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise with TH-3424.

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

The table below depicts the latest estimates from the American Cancer Society on expected 2017 incidence and deaths for cancers in the United States that we consider therapeutic areas of interest for evofosfamide.

Type of Cancer	New Cases	Deaths
Kidney and Renal Pelvis	63,990	14,400
Pancreatic cancer	53,670	43,090
Liver (& intrahepatic bile duct)	40,710	28,920
Brain (& other nervous system)	23,800	16,700

The treatment landscape for pancreatic cancer is described below.

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

We base our estimates for the amount of drug product we will need on assumptions about trial enrollment and trial dose levels. If we are not successful in having sufficient quantities of evofosfamide API and drug product manufactured, or if manufacturing is interrupted at our contract manufacturers for evofosfamide API and evofosfamide drug product due to regulatory or other reasons, or consume more drug product than anticipated because of a higher than expected trial utilization or have quality issues that limit the utilization of the drug product, we may experience a significant delay in our evofosfamide clinical program. In any event, additional agreements for more supplies of each of our product candidates, including evofosfamide, will be needed to complete clinical development and/or commercialize them. In this regard, we may need to enter into agreements for additional supplies of evofosfamide to commercialize it or develop such capability itself. These products will need to satisfy all cGMP manufacturing requirements, including passing product specifications. Our inability to satisfy these requirements could delay our clinical programs. If evofosfamide is approved by the FDA or other regulatory agencies for commercial sale, we will need to have it manufactured in commercial quantities. It may not be possible to successfully manufacture commercial quantities of evofosfamide and tarloxotinib or increase the manufacturing capacity for evofosfamide or tarloxotinib in a timely or economically feasible manner.

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

Research and Development Expenses

During the years ended December 31, 2016, 2015 and 2014, we spent $16.6 million, $40.3 million and $35.8 million, respectively, on research and development, including product development, discovery research and contract manufacturing activities.

License and Development Agreements

Agreement with Merck KGaA

On February 3, 2012, we entered into a global license and co-development agreement for evofosfamide with Merck KGaA, or the License Agreement. Under the terms of the License Agreement, Merck KGaA received co-development rights, exclusive global commercialization rights and provided us an option to co-commercialize evofosfamide in the United States, and we were entitled to receive an upfront and milestone payments and tiered royalties on commercial sales of evofosfamide. To date, we have received upfront and milestone payments of $110 million. Under the License Agreement, Merck KGaA also paid 70% of worldwide development costs for evofosfamide.  On March 10, 2016, we and Merck KGaA agreed to terminate the License Agreement pursuant to a termination agreement, or the Termination Agreement.  Under the terms of the Termination Agreement, all rights under the License Agreement were returned to Threshold, as well as all rights to Merck KGaA technology developed under the License Agreement.  Under the terms of the Termination Agreement, Merck KGaA is entitled to tiered royalties on net sales of evofosfamide, if any, and milestone payments contingent upon the future successful development and commercialization of evofosfamide. To date, we have received upfront and milestone payments of $110 million.  We previously recorded these as deferred revenue and amortized them over the estimated performance period.

As a result of the termination of the License Agreement, we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA under the License Agreement. Since we are now solely responsible for the further development and commercialization of evofosfamide at our own cost, we are evaluating potential partnering opportunities for evofosfamide, and in this regard, we are currently seeking a pharmaceutical partner for evofosfamide with a commercial presence in oncology in Japan.  In any event, our ability to advance the clinical development of evofosfamide is dependent upon our ability to enter into new collaborative or partnering arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development.

Threshold will be responsible for the commercialization of evofosfamide.  Threshold is evaluating further development and commercialization opportunities for evofosfamide with other partners.

Agreement with Auckland Uniservices Ltd

On September 23, 2014, we entered into an exclusive license agreement with Auckland UniServices Ltd., a wholly-owned company of the University of Auckland.  Pursuant to the agreement, we licensed exclusive worldwide rights to a development program based on tarloxotinib from the University of Auckland. Under the terms of this agreement, we made no upfront payment but we are required to pay all costs of development, as well as possible annual license maintenance fees starting in September 2017.

Agreement with Ascenta Pharmaceuticals, Inc.

On February 1, 2016, we entered into a patent assignment and development agreement with Ascenta Pharmaceuticals, Inc. Pursuant to the agreement, we granted Ascenta exclusive rights in China, Hong Kong, Macao and Taiwan to manufacture, develop and commercialize TH-3424 for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Ascenta is responsible for pre-IND activities for the development of TH-3424 and if an IND Application is filed in one of these countries Ascenta’s rights can be expanded to include Japan, South Korea, Singapore, Malaysia, Thailand, Turkey and India.  Ascenta would be responsible for the development, manufacture and commercialization of TH-3424 in those countries and Threshold has rights to development, manufacture and commercialization in the rest of the world.

Under the agreement, Ascenta will pay us 30% of patent prosecution costs before they are assigned.  If an initial new drug (IND) application is accepted in the U.S, Threshold will reimburse 50% of approved development expenses incurred associated with filing the IND. The agreement will remain in effect as long as Ascenta continues to develop TH-3424 in its territory. Each party is entitled to terminate the agreement upon the other party’s material breach after expiration of a 60-day cure period (30 days in the event of a payment breach). The parties are entitled to mutually terminate the agreement. In addition, Ascenta may terminate the agreement upon change of control of Threshold or 60 days prior to receipt of marketing approval from the CFDA for TH-3424. Following any termination, all assigned rights will revert to us.

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

Patents and Proprietary Rights

Our policy is to patent the technologies, inventions and improvements that we consider important to the development of our business. As of March 27, 2017, we owned 123 U.S. and foreign patents and patent applications relating to evofosfamide and its manufacture, formulation and use. These include 9 issued U.S. patents expiring from 2024 to 2036 and 76 issued foreign patents expiring from 2024 to 2032(in each case, without including any regulatory-delay based patent term extension), as well as 11 pending U.S., 3 pending Patent Cooperation Treaty and 24 pending foreign national patent applications, which, if issued, would in each case expire from 2024 to 2037 (without including any regulatory- or patent office-delay based patent term extension).

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

Revenues and Information About Geographic Areas

We had no revenues for the year ended December 31, 2016. All of our revenues for the years ended December 31, 2015 and 2014 resulted from the amortization of upfront and milestone payments received under our former collaboration with Merck KGaA.  Further information on our collaboration with Merck KGaA is included in Note 3 to our consolidated financial statements.  All of our long-lived assets are maintained in the United States.

Employees

As of December 31, 2016, we had 15 employees, including 6 who hold Ph.D. and/or M.D. degrees. 8 of our employees are engaged in research and development, and our remaining employees are management or administrative staff. None of our employees is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Risks Related to Our Business

Our strategic transaction with Molecular Templates may not be consummated or may not deliver the anticipated benefits we expect.

In March 2017, we entered into a Merger Agreement with Molecular Templates pursuant to which the shareholders of Molecular Templates will become the majority owners of Threshold. In addition the proposed $20 million commitment from Longitude is subject to certain conditions, including the closing of the Merger and the Company having secured commitments from additional investors for the purchase of an additional $20 million of such securities (the “Financing”).  The Merger, however, is not conditioned upon the closing of the Financing.  We are devoting substantially all of our time and resources to consummating the Merger and the Financing, however, there can be no assurance that such activities will result in the consummation of the Merger and the Financing or that such transaction will deliver the anticipated benefits or enhance shareholder value.  We cannot assure you that we will complete the Transaction in a timely manner or at all. The Merger Agreement is subject to many closing conditions and termination rights. If the Merger does not occur, our board of directors may elect to attempt to complete another strategic transaction similar to the Merger and the Financing.  Attempting to complete another similar strategic transaction will be costly and time-consuming, and we cannot make any assurances that a future strategic transaction will occur on terms that provide the same or greater opportunity for potential value to our stockholders, or at all. If we are unable to close another strategic transaction and unable to successfully obtain funding for the continued development of evofosfamide and/or partner TX-3424 or HX4, our board of directors may determine to sell or otherwise dispose of our various assets, and distribute any remaining cash proceeds to our stockholders. In that event, the Company would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, there would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying its obligations and setting aside funds for reserves.

Prior to September 2016, our business was almost entirely dependent on the success of evofosfamide and tarloxotinib, and we have suspended further clinical development of tarloxotonib.

Prior to September 2016, we invested substantially all of our efforts and financial resources in the research and development of evofosfamide and tarloxotinib. In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany (“, or Merck KGaA”), in patients with advanced pancreatic cancer; and that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival.  In March 2017, we received minutes from the Company’s formal meeting with the PMDA indicating that the Company’s analysis of the data from the randomized Phase III study, EMR200592-001 (N=693), conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase II study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a New Drug Application (“JNDA”) for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  In September, 2016, the Company announced that its Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with mutant EGFR-positive, T790M-negative advanced non-small cell lung cancer(NSCLC) progressing on an EGFR tyrosine kinase inhibitor (TH-CR-601) did not achieve its primary interim response rate endpoint.

If we are unable to consummate the Merger with Molecular Templates, there can be no assurance that we will conduct drug development activities in the future.  Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities on our lead product candidate, evofosfamide. To date, we have not commercialized any products or generated any revenue from product sales. We are not profitable and have incurred losses in each year since our inception in 2001, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2016 was $24.1 million and as of December 31, 2016, we had an accumulated deficit of $353.5 million. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity and/or debt financings and strategic collaborations. It will be several years, if ever, before evofosfamide is ready for commercialization.

Our history of net losses and our expectation of future losses, together with our limited operating history, may make it difficult to evaluate our current business and predict our future performance. In addition, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We may not be able to complete the merger, and we may not have sufficient funds to pursue another strategic transaction similar to such merger.

We cannot be sure that we will be able to complete the Merger in a timely manner, or at all. The Merger Agreement is subject to many closing conditions and termination rights.

If the strategic transaction with Molecular Templates is not consummated, we may require substantial additional funding to operate.

Our future capital requirements will depend on many factors, including:

•	our ability to identify and consummate a new strategic transaction for the company;
•	the timing and nature of any new strategic transactions that we undertake, including, but not limited to potential joint developments or partnerships;
•	whether, as a result of our strategic and financial review with a financial advisor we enter into a new partnership or business combination;
•	the time and cost necessary to obtain regulatory approvals for evofosfamide and the costs of post-marketing studies that could be required by regulatory authorities;
•	our ability to successfully commercialize evofosfamide;
•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;
•

the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of evofosfamide or any other future product candidates; and

•	the cost incurred in responding to disruptive actions by activist stockholders.

Until such time, if ever, as we can generate substantial revenue, we would need to finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to curtail our operations.

If we do not successfully consummate the strategic transaction with Molecular Templates, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that we can successfully consummate the Merger with Molecular Templates.  If the transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the transaction with Molecular Templates.  Further, the Merger Agreement with Molecular Templates contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay Molecular Templates a termination fee of $750,000 and to reimburse certain fees and expenses incurred by Molecular Templates which would further decrease our available cash resources.  If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our evofosfamide trial; (ii) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business.  As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If the merger is not completed, and we would need to raise significant capital to support our operations, and successfully develop and complete clinical trials for our existing drug candidate, or acquire and develop other products or product candidates at all or on commercially reasonable terms.

Given the limited development of evofosfamide, our limited cash resources, and the additional capital and resources that would be required to pursue such development, if the Merger is not completed, we could be required to rely on securing a collaborative or strategic arrangement for one of our existing drug candidates to support our operations and our future development and clinical trial costs. Due to our history, limited cash resources, limited operational and management capabilities and the intense competition for pharmaceutical product candidates, even if we generate interest in a collaborative or strategic arrangement to support the further development of one of our drug candidates, we may not be able to enter into a final agreement on commercially reasonable terms, on a timely basis or at all. Proposing, negotiating and implementing an economically viable collaborative or strategic arrangement is a lengthy and complex process. As of December 31, 2016, Threshold had cash and cash equivalents totaling $23.6 million. Threshold believes that its current cash and cash equivalents will only be sufficient to fund its operations through next twelve months. Threshold competes for collaborative arrangements and license agreements with the drug candidates and technology developed by other pharmaceutical and biotechnology companies and academic research institutions. Threshold's competitors may have stronger relationships with third parties with whom they may be interested in collaborating, or which have greater financial, development and commercialization resources and/or more established histories of developing and commercializing products than Threshold. As a result, competitors may have a competitive advantage over Threshold in entering into collaborative arrangements with such third parties. In addition, even if Threshold enters into a collaborative or strategic arrangement, the arrangement may not provide Threshold with sufficient funds to support its operations and there is no assurance that its drug candidates would satisfy the development and/or clinical milestones established in the collaborative or strategic arrangement. Further, any drug candidate Threshold pursues will require additional development and regulatory efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, Threshold will discontinue research or development with respect to a product candidate for which it has already incurred significant expense. Even if the product candidates are approved, Threshold cannot be sure that they would be capable of economically feasible production or commercial success.

If we do not successfully complete the Merger, we will require substantial additional funding in the event  to continue our operations, and will need to curtail operations if we have insufficient capital.

Threshold had cash and cash equivalents of $23.6 million at December 31, 2016. Threshold believes that its current cash and cash equivalents will only be sufficient to fund its operations through next twelve months unless Threshold sells additional shares of its common stock through its ATM Sales Agreement or otherwise.    Based on the development and clinical status of its existing drug candidates, Threshold expects its negative cash flows from operations to continue for the foreseeable future.

As such, if the Merger is not consummated, our future capital requirements will depend on many factors, including:

•	our ability to identify, negotiate and consummate an alternate strategic transaction;
•	our ability to secure a collaborative or licensing arrangement on commercially reasonable terms, on a timely basis or at all;
•	the timing and nature of any future strategic transactions that Threshold undertake;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments; and
•	the cost incurred in responding to disruptive actions by activist stockholders.

There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us or our stockholders. As a result, if Threshold is unable complete the merger or otherwise raise funds to satisfy its capital needs on a timely basis, there can be no assurance that Threshold will be able to continue to operate its business beyond the next twelve months.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel. However, despite our efforts to retain these members of our management, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate a strategic transaction, as well as fulfill our reporting obligations as a public company.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel, particularly Harold Selick, our chief executive officer until March 31, 2017 and chairman of the board after March 31, 2017, Wilfred Jaeger, our chief executive officer after March 31, 2017, Kristen Quigley, our vice president of clinical operations, and Joel Fernandes our senior vice president of finance. However, despite our efforts to retain these members of our management, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to consummate a strategic transaction, as well as fulfill our reporting obligations as a public company.

Risks Related to the Merger

The exchange ratio is not adjustable based on the market price of the Company’s common stock so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio for the Molecular Templates common stock, and the exchange ratio is only adjustable upward or downward if the net cash of the Company changes, prior to completion of the Merger. Any changes in the market price of Threshold common stock before the completion of the Merger will not affect the number of shares Molecular Templates security holders will be entitled to receive pursuant to the Merger Agreement.

Failure to complete the Merger may result in us paying a termination fee or reimbursing expenses to Molecular Templates and could harm the price of our common stock.

If the merger is not completed, we are subject to the following risks:

•

if the Merger Agreement is terminated under certain circumstances, we will be required to pay a termination fee of $750,0000 and reimburse certain transaction fees expenses incurred by Molecular Templates;

•	the price of our stock may decline and remain volatile; and
•	costs related to the merger, such as financial advisor, legal and accounting fees, some which must be paid even if the Merger is not completed.

In addition, if the Merger is not consummated and Molecular Templates were to be unable to repay the $2.0 million bridge loan we made to Molecular Templates in connection with the execution of the Merger Agreement, we would be an unsecured creditor of Molecular Templates.  Moreover, our bridge loan is effectively subordinated to Molecular Templates’ secured debt.  In addition, if the Merger Agreement is terminated and our board of directors determines to seek another strategic transaction, there can be no assurance that we will be able to find a partner willing to proscribe equivalent or more attractive value to us than the value proscribed by Molecular Templates in the Merger Agreement.  Any termination or inability to complete the Merger could result in a significant decline in our stock price and could have a material adverse effect on our business.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

In general, either we or Molecular Templates can refuse to complete the merger if there is a material adverse change affecting the other party between March 16, 2017, the date of the Merger Agreement and the closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on us or Molecular Templates, including:

•

any effect resulting from the execution, delivery, announcement or performance of obligations under the Merger Agreement or the announcement or pendency or anticipated consummation of the merger or any related transactions;

•	any natural disaster or any act of terrorism, sabotage, military action or war (whether or not declared) or escalation or any worsening thereof;
•	any change in United States generally accepted accounting principles or any change in applicable laws, rules or regulations or the interpretation thereof;
•

any conditions generally affecting the industries in which Molecular Templates and Threshold and their respective subsidiaries participate or the United States or global economy or capital markets as a whole to the extent such conditions do not have a disproportionate impact on Molecular Templates or Threshold and their respective subsidiaries, as applicable;

•

any failure by Molecular Templates or Threshold to meet internal projections of forecasts or third-party revenue or earnings predictions for any period ending on or after the date of the Merger Agreement; or

•	the resignation or termination of a key director or officer of Molecular Templates or Threshold.

If adverse changes occur and Threshold and Molecular Templates still complete the merger, the combined organization stock price may suffer. This in turn may reduce the value of the merger to the stockholders of Threshold, Molecular Templates or both.

Some Threshold officers and directors have interests in the merger that are different from yours and that may influence them to support or approve the merger without regard to your interests.

Certain officers and directors of Threshold participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, severance benefits, the acceleration of stock option vesting and continued indemnification. For example, in connection with Threshold hiring its executive officers, Threshold entered into customary severance agreements with its executive officers that provide them with cash severance payments, reimbursement for health coverage costs and the acceleration of their outstanding equity awards by 24 months in the event their employment is terminated without cause in connection with or following a change of control of Threshold. Based on the terms of these employment agreements, Threshold's executive officers are contractually entitled to these severance payments, benefits and accelerated vesting because they will be terminated in connection with the consummation of the merger.

Based on the terms of their respective severance agreements, Threshold's executive officers will be entitled to receive an aggregate total value of approximately $2.0 million in severance benefits due to the terminations of their employment upon a change of control to occur in connection with the consummation of the Merger. These interests, among others, may influence the officers and directors of Threshold to support or approve the merger.

The market price of Threshold common stock following the Merger may decline as a result of the Merger.

The market price of Threshold common stock may decline as a result of the Merger for a number of reasons including if:

•	investors react negatively to the prospects of the combined organization's business and prospects from the Merger;
•	the effect of the Merger on the combined organization's business and prospects is not consistent with the expectations of financial or industry analysts; or
•	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Threshold stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Threshold stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the Merger. Threshold stockholders will experience further dilution upon the closing of the Financing, which is expected to occur immediately following the closing of the Merger.

If the merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. During the 12-month period ended December 31, 2016, the sales price of our common stock on The NASDAQ Capital Market ranged from a high of $1.22 in September 2016 to a low of $0.27 in February 2016. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of Threshold common stock is exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend its intellectual property rights or defend against the intellectual property rights of others;
•	the entry into any in-licensing agreements securing licenses, patents or development rights;
•	the entry into, or termination of, key agreements, including commercial partner agreements;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to antibody-based drug candidates, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with its potential products;
•	the loss of key employees;
•	future sales of its common stock;
•	general and industry-specific economic conditions that may affect its research and development expenditures; and
•	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Threshold common stock. In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against the company. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm Threshold's profitability and reputation.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our businesses.

Covenants in the Merger Agreement impede our ability  to make acquisitions, subject to certain exceptions relating to fiduciaries duties, as set forth below, or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from, among other things, soliciting, initiating, knowingly encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when, among other things, our board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to result in a superior takeover proposal and that failure to cooperate with the proponent of the proposal is reasonably likely to be a breach of the board's fiduciary duties. In addition, if we terminate the Merger Agreement under certain circumstances, including terminating because of a decision of our board of directors to recommend a superior proposal, we would be required to pay to the other party a termination fee equal to $750,000 and the third-party fees and expenses incurred by Molecular Templates. This termination fee may discourage third parties from submitting alternative takeover proposals to Threshold or its stockholders, and may cause our boards of directors to be less inclined to recommend an alternative proposal.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Threshold and Molecular Templates, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. Threshold and Molecular Templates cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

Risks Related to Drug Discovery, Development and Commercialization

We remain dependent upon the success of evofosfamide. If we are unable to successfully develop and obtain regulatory approval for evofosfamide, our business and future prospects will be severely harmed.

We have focused our development activities on evofosfamide, and substantially all of our efforts and expenditures continue to be devoted to evofosfamide. Accordingly, our future prospects are dependent on the successful development, regulatory approval and commercialization of evofosfamide. On June 2, 2016, we received preliminary comments from the FDA relating to our request for a meeting indicating that our analysis of the data from the MAESTRO study and the data from a supporting randomized Phase 2 study would not provide adequate efficacy data to support the submission of a new drug application, or NDA, for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  Accordingly, we would be required to successfully conduct one or more additional Phase 3 clinical trials before the FDA would accept any NDA for evofosfamide.  Our inability to submit an NDA to the FDA for evofosfamide in the absence of additional Phase 3 development has significantly harmed our business and future prospects. We have conducted additional analyses of the data from MAESTRO trial and have reviewed and discussed the results of our analyses with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan, to determine potential registration pathways. Securing regulatory approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory agencies for each therapeutic indication to establish evofosfamide’s safety and efficacy.  Historically, Japan has required that pivotal clinical data submitted in support of a new drug application be performed on a significant population of Japanese patients.  The PMDA may accept U.S. or E.U. patient data when submitted along with a bridging study, but only if it demonstrates that Japanese and non-Japanese subjects react comparably to the product. If we are required to conduct such a bridging study, we would be required to raise additional funding, which we may be unable to do.  The PMDA has substantial discretion in the approval process and may refuse to accept any application or may decide that the data from the MAESTRO trial are insufficient to support the approval of any marketing authorization and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to the Japanese sub-population we are targeting.  If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide in Japan or elsewhere, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. If our planned discussions with the PMDA do not lead to a registration pathway in Japan that does not require us to conduct any additional clinical trials of evofosfamide, our evofosfamide development strategy would be limited to the planned Phase 1 clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, and we do not expect to conduct any further development of evofosfamide beyond the planned Phase 1 clinical trial unless such development is part of a new collaborative or partnering arrangement or other strategic transaction or we are otherwise able to raise significant additional funding.

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

Our strategy includes selectively partnering or collaborating with other pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of our current and potential future product candidates. In this regard, as a result of the termination of our collaboration with Merck KGaA, we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.  Since we are now solely responsible for the further development and commercialization of evofosfamide at our own cost, we are evaluating potential partnering opportunities for evofosfamide, and in this regard, we are currently seeking a pharmaceutical partner for evofosfamide with a commercial presence in oncology in Japan. In this regard, our ability to advance the clinical development of evofosfamide is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development. We face significant competition in seeking appropriate strategic partners, and collaborative and partnering arrangements are complex and time consuming to negotiate and document. We may not be successful in entering into new partnering, collaborative or other strategic arrangements with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional partnering, collaborative or other strategic arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new partnering, collaborative or other strategic arrangements, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our evofosfamide program if we are unable to raise sufficient funding for any additional clinical development of evofosfamide through new partnering, collaborative or other strategic arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of evofosfamide beyond our planned Phase 1 clinical trial of evofosfamide, we would need to obtain additional funding for such development, either through financing or by entering into partnering, collaborative or other strategic arrangements with third parties for any such further development and we may be unable to do. While we are currently determining third party interest in partnering or acquiring TH-3424 and HX4, we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in these assets. If we do not have sufficient funds, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

Delays in the progression of our potential future clinical trials could result in us not meeting previously announced clinical milestones and could materially impact our product development costs and milestone revenue and delay regulatory approval of our product candidates. We do not know whether our potential future clinical trials of evofosfamide, including our planned Phase 1 clinical trial of evofosfamide, will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

Evofosfamide are based on targeting the microenvironment of solid tumors and some hematological malignancies, which currently is an unproven approach to therapeutic intervention.

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

The formulation of evofosfamide that was the subject of our prior clinical trials and is the subject of our planned Phase 1 clinical trial was changed to address issues with a prior formulation that was subject to storage and handling requirements that were not suitable for a commercial product. The current formulation of evofosfamide may be suitable for a commercial product, but additional data will be required to verify this and there can be no assurance that we will be able to do so in a timely manner, if at all. If we are not able to develop a viable commercial formulation of evofosfamide, then we may be required to conduct additional Phase 3 clinical trials of evofosfamide, or we may need to develop an alternative commercial formulation, either of which could delay, perhaps substantially, our ability to obtain any regulatory approvals of evofosfamide.

The initial clinical formulations developed for evofosfamide or other potential future product candidates may not remain stable throughout the clinical testing phase.

We have limited experience and data on the drug substance synthesis and the initial formulation for evofosfamide. This initial formulation and those of our potential future product candidates may not remain stable during the clinical testing phase.  If these formulations were found to be unstable during clinical testing, we may be required to repeat the initial clinical trials which could increase our costs and delay the development of the applicable product candidate.  We may be required to reformulate these product candidates, including evofosfamide, to improve stability. However, it is possible that we might not be able to develop a formulation of evofosfamide or other future product candidates with adequate quality that meets the need for testing in our clinical trials. We may also be required to perform additional clinical bridging studies which may further delay development. We may also be unable to scale up the manufacturing process to synthesize the current drug substance and current formulations, or the newly developed formulations, any of which could adversely affect our ability to advance the development of, and potentially obtain regulatory approval of, the applicable product candidate.

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

Due to the recognition of the remaining $65.9 million of deferred revenue from our former collaboration with Merck KGaA during the quarter ended December 31, 2015, we reported net income of $43.8 million for the year ended December 31, 2015.  However, during the year ended December 31, 2016 we had a net loss of $24.1 million and we have incurred losses in each of our other years since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted and, subject to our ability to obtain additional funding and to otherwise meaningfully advance the development of our product candidates, we expect to continue to devote, substantially all of our resources to the development of evofosfamide. Accordingly, our future prospects remain dependent on the successful development, regulatory approval and commercialization of evofosfamide. In this regard, a substantial portion of our efforts have been devoted to the two pivotal Phase 3 clinical trials of evofosfamide. The failure of the 406 trial and the MAESTRO trial to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival as agreed upon with the FDA, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial, has significantly depressed our stock price and harmed our future prospects. Likewise, the announcement of our decision to discontinue the development of tarloxotinib following our analysis of the interim results of two Phase 2 proof-of-concept trials of tarloxotinib has depressed our stock price and harmed our future prospects. Although we have conducted our own analyses of the data from MAESTRO trial and have reviewed and discussed the results of our analyses with the PMDA in Japan to determine whether there is an appropriate path forward for submitting marketing authorization applications based on the data from the MAESTRO trial along with a bridging study, the PMDA and other health regulatory authorities may determine that the data from the MAESTRO trial and a bridging study are insufficient to support the approval of any marketing authorizations and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to the Japanese sub-population we are targeting. If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide in Japan, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Moreover, apart from the planned Phase 1 clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase evofosfamide development activities in future periods, if at all, and what our future cash needs may be for any such activities.  For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.  In any event, we do not expect to generate any revenue from the commercial sales of evofosfamide or any potential future product candidates, including evofosfamide, in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any future collaborative, licensing, acquisition or other strategic arrangements that we may establish for our product candidates;
•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future partners or collaborators, if any;
•	the amount and timing of contingent licensing fees, milestone payments and royalty payments that we are obligated to pay to third parties;
•	the scope, rate of progress and cost of our potential clinical trials, including our planned Phase 1 clinical trial of evofosfamide, and other development activities;
•	the costs and timing of obtaining regulatory approvals;
•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;
•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and
•	the costs of lawsuits involving us or our product candidates.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for the next twelve months based upon current operating plans and spending assumptions. However, we will need to raise substantial additional capital to meaningfully advance the clinical development of evofosfamide, whether through new collaborative, partnering or other strategic arrangements or otherwise, and to in-license or otherwise acquire and develop additional product candidates or programs.  In particular, our ability to meaningfully advance the clinical development of evofosfamide is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development, particularly since we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA for evofosfamide, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of evofosfamide, and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through a variety of sources, including:

•	the public equity market;
•	private equity financing;
•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the negative results reported from our two pivotal Phase 3 clinical trials of evofosfamide and our decision to discontinue development of tarloxotinib, and may in the future be adversely impacted by the uncertainty regarding the prospects for future development of evofosfamide and our ability to advance the development of evofosfamide or otherwise realize any return on our investments in evofosfamide, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on The NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that sufficient funds will be available to us or on satisfactory terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to our product candidates, technologies or potential markets, any of which could result in our stockholders having little or no continuing interest in our evofosfamide program as stockholders or otherwise, or which could delay or require that we curtail or eliminate some or all of our development activities or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies with no approved pharmaceutical products, and with only one product candidate in clinical development.

Our success depends in part on attracting, retaining and motivating key personnel and, if we fail to do so, it may be more difficult for us to execute our business strategy. As a small organization we are dependent on key employees and we will need to hire additional personnel to execute our business strategy successfully.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. We are highly dependent upon our senior management. The loss of the services of one or more of our other key employees could delay or adversely impact the development of our product candidates.

In December 2015, we announced a workforce reduction constituting approximately two-thirds of our workforce with an additional workforce reduction in September 2016, and as of December 31, 2016, we had only 15 employees. Our success will depend on our ability to retain and motivate remaining personnel and hire additional qualified personnel when required, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain and/or attract talented employees. In addition, competition for qualified personnel in the biotechnology field is intense. We face competition for personnel from other biotechnology and pharmaceutical companies, universities, public and private research institutions and other organizations. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our retention, motivation and recruitment efforts, we may be unable to execute our business strategy.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes will be limited.

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

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. It is possible that we might not be able to develop a formulation for evofosfamide with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any potential future clinical trials of our current and potential future product candidates, including our planned Phase 1 clinical trial of evofosfamide, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all. Any delay in receiving sufficient supplies of clinical trial product for our potential future studies could negatively impact our development programs.

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

Although we have U.S. and foreign issued patents that cover certain hypoxia- and AKR1C3 -targeted prodrugs, including evofosfamide, respectively, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia-prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanism of action of our hypoxia-prodrug product candidate.

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

Moreover, an issued patent does not guarantee us the right to practice the patented technology or commercialize the patented product. Third parties may have blocking patents that could be used to prevent us from commercializing our patented products and practicing our patented technology. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to prevent competitors from marketing the same or related product candidates or could limit the length of the term of patent protection of our product candidates. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. Patent term extensions may not be available for these patents. If we are not able to obtain adequate protection for, or defend, the intellectual property position of evofosfamide or any other potential future product candidates, then we may not be able to retain or attract collaborators to partner our development programs, including evofosfamide. Further, even if we can obtain protection for and defend the intellectual property position of evofosfamide or any potential future product candidates, we or any of our potential future strategic partners still may not be able to exclude competitors from developing or marketing competing drugs. Should this occur, we, and potential future strategic partners may not generate any revenues or profits from evofosfamide or any potential future product candidates, or our revenue or profit potential would be significantly diminished.

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

Competition in the biotechnology and pharmaceutical industries is intense and continues to increase, particularly in the area of cancer treatment. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing oncology development programs, including traditional therapies and therapies with novel mechanisms of action. Our cancer product candidates face competition from established biotechnology and pharmaceutical companies and from generic pharmaceutical manufacturers. In particular, if approved for commercial sale for pancreatic cancer, evofosfamide would compete with Gemzar®, marketed by Eli Lilly and Company; Tarceva®, marketed by Roche/Genentech and Astellas Oncology; Abraxane® marketed by Celgene; and FOLFIRINOX, which is a combination of generic products that are sold individually by many manufacturers. There may also be product candidates of which we are not aware at an earlier stage of development that may compete with evofosfamide or other potential future product candidates, we may develop. In short, each cancer indication for which we are or may be developing product candidates has a number of established medical therapies with which our candidates will compete. Our evofosfamide product candidate for targeting the tumor hypoxia is likely to be in highly competitive markets and may eventually compete with other therapies offered by companies who are developing or were developing drugs that target tumor hypoxia.

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

Risks Related to Ownership of our Common Stock

We may not be able to correctly estimate our future operating expenses or our operating expenses may exceed our expectations, which could cause the ownership percentage retained by the Threshold stockholders in the combined organization to be reduced.

Pursuant to the terms of the Merger Agreement, if Threshold’s net cash at the consummation of the merger is less than $12.5 million, the ownership percentage of Threshold’s stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger will be reduced.  As of December 31, 2016, we had cash and cash equivalents totaling $23.6 million. However, certain contingent payments related to the Merger, including severance and change of control payments payable to our existing and former executive officers, will become due and payable in connection with the closing of the Merger.

Our operating expenses and expenses associated with the Merger and our obligations thereunder may exceed our estimates as a result of a variety of factors, many of which are outside of its control. These factors include:

•	the time, resources and costs associated with the merger, including legal and accounting costs;
•	the costs associated with complying with its obligations under the Merger Agreement;
•	and
•	the costs of any claims or liabilities related to the proposed merger.

If we have not correctly estimated our future operating expenses or our operating expenses exceed our expectations, we may be below the $12.5 million level at the time of the merger’s closing, which would result in an adjustment to the exchange ratio in the Merger Agreement such that the ownership percentage retained by the our stockholders in the combined organization immediately following the merger may be reduced.

If we fail to continue to meet all applicable NASDAQ Global Market requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” On November 11, 2016, we received a notice from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) that, for the previous 30 consecutive business days, the closing bid price for the Company’s common stock was below the $1.00 per share minimum bid price requirement for continued listing on The NASDAQ Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company will have 180 calendar days, or until May 10, 2017, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the Bid Price Rule, Nasdaq will provide the Company with written confirmation and will close the matter.  If the Company does not regain compliance with the rule by May 10, 2017, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to meet, on the 180th day of the first compliance period, the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In March 2017, the Company’s board of directors approved a reverse stock split, within a range which shall be no less than 5:1 or more than 15:1 of the Company’s common and preferred stock, which would be contingent upon shareholder approval of the Merger and the stock split. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is not eligible for a second compliance period, Nasdaq will notify the Company that its common stock will be subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.  If we fail to continue to meet all applicable NASDAQ Global Market requirements, Nasdaq may determine to delist our common stock from The NASDAQ Global Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

If our common stock is delisted as a result of our failure to comply with the Bid Price Requirement or any other Nasdaq continued listing requirement, we would expect our common stock to be traded in the over-the-counter market, which could adversely affect the liquidity of our common stock. Additionally, delisting would substantially impair our ability to raise additional funds to fund our operations, to meaningfully advance the development of evofosfamide and/or to acquire or in-license additional product candidates or development programs, and we could face other significant material adverse consequences, including:

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

The stock markets in general, the markets for biotechnology stocks and, in particular, the stock price of our common stock, have experienced extreme volatility. Further price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•

announcements regarding the development of our product candidates, including any delays in any potential future clinical trials, and investor perceptions of our ability to advance the development of evofosfamide;

•	adverse results or delays in potential future clinical trials of evofosfamide;
•	our ability to raise additional capital to advance the development of evofosfamide and the terms of any related financing arrangements;
•	announcements of regulatory approval or non-approval of our product candidates, or delays in the applicable regulatory agency review process;
•	adverse actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing processes or sales and marketing activities;
•	our ability to enter into new collaborative, licensing or other strategic arrangements with respect to our product candidates;
•	the terms and timing of any future collaborative, licensing or other strategic arrangements that we may establish;
•	announcements of technological innovations, patents or new products by us or our competitors;
•	regulatory developments in the United States, Japan and other foreign countries;
•	any lawsuit involving us or our product candidates;
•	our ability to comply with the minimum listing requirements of The NASDAQ Stock Market LLC;
•	announcements concerning our competitors, or the biotechnology or pharmaceutical industries in general;
•	developments concerning any strategic alliances or acquisitions we may enter into;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	deviations in our operating results from the estimates of analysts;
•	sales of our common stock by us, including under our sales agreement with Cowen and Company, LLC, or Cowen;
•	sales of our common stock by our executive officers, directors and significant stockholders or sales of substantial amounts of common stock; and
•	additional losses of any of our key scientific or management personnel.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of December 31, 2016, we had 71,560,294 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On November 2, 2015, we entered into a sales agreement with Cowen, under which we may sell shares of our common stock from time to time through Cowen, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $50 million. Though our ability to sell shares of common stock through Cowen under our sales agreement with Cowen is practically limited or precluded altogether due to our currently-depressed stock price, to the extent that we sell shares of our common stock pursuant to the sales agreement with Cowen in the future, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price was adjusted to $3.62 on January 21, 2016. In addition, as of

December 31, 2016, there were 10,941,745 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.00 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, require annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•

We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•

We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•

The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Our ability to use our net operating losses to offset future taxable income, if any, may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs. See the risk factors described above under “Risks Related to Related to Our Financial Performance and Operations.”

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

Our employment agreements with our executive officers and certain other employees may require us to pay severance benefits to any of those persons who are terminated under specified circumstances, including in connection with a change of control of us, which could harm our financial condition or results.

Our executive officers and certain other employees are parties to employment agreements that contain change of control and severance provisions providing for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment under specified circumstances. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have a noncancelable facility sublease agreement for 31,104 square feet of laboratory space and office space located in South San Francisco, California, which serves as our corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. In March 2017, the Company also determined that it would not pursue a new Lease when the current lease expires in April 2017 at the South San Francisco facility We believe our facilities are suitable and adequate for our current needs and that adequate facilities will be available to support our needs following termination of our existing leases.

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

	High	Low
Year Ended December 31, 2016:
First Quarter	$0.62	$0.21
Second Quarter	$0.77	$0.30
Third Quarter	$1.48	$0.46
Fourth Quarter	$0.68	$0.35
Year Ended December 31, 2015:
First Quarter	$4.69	$3.22
Second Quarter	$4.62	$3.29
Third Quarter	$5.28	$3.54
Fourth Quarter	$4.44	$0.45

There were approximately 69 holders of record of our common stock as of February 28, 2017.  On February 28, 2017, the last reported sales price per share of our common stock was $0.61 per share.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

Stock Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2011 for (i) our common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index through December 31, 2016. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Revenue	$—	$76,915	$14,722	$12,495	$5,867
Operating expenses:
Research and development (1)	16,554	40,271	35,832	29,334	18,786
General and administrative (1)	7,808	9,716	10,141	9,185	7,080
Total operating expenses	24,362	49,987	45,973	38,519	25,866
Income (loss) from operations	(24,362)	26,928	(31,251)	(26,024)	(19,999)
Interest income (expense), net	147	125	121	136	80
Other income (expense), net	121	16,769	9,344	(2,325)	(51,216)
Income (loss) before provision for income taxes	(24,094)	43,822	(21,786)	(28,213)	(71,135)
Provision (benefit ) for income taxes	—	—	(202)	202	—
Net income (loss)	$(24,094)	$43,822	$(21,584)	$(28,415)	$(71,135)
Net income (loss) per common share:
Basic	$(0.34)	$0.62	$(0.36)	$(0.49)	$(1.31)
Diluted	$(0.34)	$0.54	$(0.49)	$(0.49)	$(1.31)
Weighted average number of shares used in net loss per common share calculations:
Basic	71,524	70,242	60,335	57,832	54,219
Diluted	71,524	73,483	63,386	57,832	54,219
(1) Includes employee and non-employee non-cash stock- based compensation of:
Research and development	$1,281	$4,090	$3,123	$2,562	$1,521
General and administrative	$1,808	$2,711	$2,365	$2,360	$1,489

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$23,551	$48,680	$58,600	$82,033	$70,848
Working capital	21,558	42,342	40,706	58,993	70,199
Total assets	24,283	53,669	68,396	104,118	89,521
Total liabilities	4,395	12,823	92,372	127,593	103,374
Total stockholders’ equity (deficit)	19,888	40,846	(23,976)	(23,475)	(13,853)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage biopharmaceutical company that has historically used our expertise in the tumor microenvironment to discover and develop therapeutic and diagnostic agents that selectively target tumor cells for the treatment of patients living with cancer. Most recently, the Company has devoted substantially all of its research, development, clinical efforts and financial resources to its two therapeutic product candidates based on hypoxia-activated prodrug technology in the clinic: evofosfamide and tarloxotinib; and its imaging agent product candidate:  [18F]-HX4.   In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany (“, or Merck KGaA”), in patients with advanced pancreatic cancer; and that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival.  Of particular note based on the data from the September 1, 2015 cut-off date for the MAESTRO trial, a meaningful improvement in overall survival was reported for a subgroup of 123 Asian patients (enrolled at Japanese and South Korean sites) in which the risk of death was reduced by 48 percent for patients on the treatment arm compared to patients on the control arm. The hazard ratio (“HR”) for this subgroup was 0.52 (95% confidence interval (or “CI”: 0.32 – 0.85).  In particular and based upon Merck KGaA’s MAESTRO data, the 116 patients from Japan from the treatment arm had a median overall survival of 13.6 months versus 9.1 months for those patients on the control arm with significant improvements in progression free survival, objective response rates, and reductions in the pancreatic cancer biomarker, CA19-9. No new safety findings were identified in the MAESTRO study and the safety profile was consistent with that previously reported in other studies of evofosfamide plus gemcitabine. Based on the results of our analyses, we discussed potential registration pathways with Japan’s Pharmaceuticals and Medical Devices Agency (PMDA).  In March 2017, we received minutes from the Company’s formal meeting with the PMDA indicating that the Company’s analysis of the data from the randomized Phase III study, EMR200592-001 (N=693), conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase II study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a New Drug Application (“JNDA”) for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  We are currently in discussions with the PMDA to clarify the scope of a new Phase 3 clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population.  Our current evofosfamide development strategy is limited to the Company-sponsored Phase I clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, initiated March 1, 2017 and investigator-sponsored clinical trials of evofosfamide in combination with antiangiogenic therapies in a variety of tumor types as described in more detail below under “Our Product Candidates in Part 1 Item 1. Business Section.”

Our second product candidate, tarloxotinib, was a prodrug designed to selectively release a covalent (irreversible) EGFR tyrosine kinase inhibitor under hypoxic conditions. In September, 2016, the Company announced that its Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with mutant EGFR-positive, T790M-negative advanced non-small cell lung cancer(NSCLC) progressing on an EGFR tyrosine kinase inhibitor (TH-CR-601) did not achieve its primary interim response rate endpoint. While the Company’s other Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with recurrent or metastatic squamous cell carcinomas of the skin met its primary interim response rate endpoint, the other two arms of the study, evaluating tarloxotinib bromide for the treatment of patients with recurrent or metastatic squamous cell carcinomas of the head and neck did not achieve their primary interim response rate endpoint, and the overall results from the two trials didn't meet the activity thresholds required to justify further development investment by the Company. Accordingly, no further clinical development of tarloxotinb or HX4 is planned. We plan to present preliminary results from both trials at an upcoming medical meeting.

Following the announcement of the evofosfamide clinical trial results, our board of directors commenced a process of evaluating strategic alternatives to maximize stockholder value. To assist with this process, our board of directors engaged a financial advisory firm to help explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing arrangements and/or equity and debt financings.

In March 2017, the Company entered into a Merger Agreement with Molecular Templates, Inc. (“Molecular Templates”), pursuant to which a wholly-owned subsidiary of ours will merge with and into Molecular Templates, with Molecular Templates surviving as a wholly-owned subsidiary of us. Molecular Templates and we believe that the merger will result in a pharmaceutical company focused on the development and global distribution of safer products less prone tor resistance useful in the treatment of cancer and other disorders.  The number of shares of common stock of the Company to be issued in respect of each Molecular Templates share will be based upon the relative stipulated values of each of the Company and Molecular Templates as determined pursuant to the Merger Agreement. The stipulated value of the Company is subject to downward adjustment based upon the Company’s net cash balance at the closing of the transaction. Assuming that no such adjustment is applicable, immediately following the closing of the transaction, Molecular Templates equity holders are expected to own approximately 65.6% of the outstanding common stock of the Company on a fully-diluted basis.  Consummation of the transaction is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company of the transactions contemplated by the Merger Agreement and related matters. The Merger Agreement contains certain termination rights for both the Company and Molecular Templates, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Molecular Templates a termination fee of $750,000 and reimburse certain fees and expenses incurred by Molecular Templates.  Although we have entered into the Merger Agreement and intend to consummate the merger, there is no assurance that we will be able to successfully consummate the merger on a timely basis, or at all.

If the Merger is not completed, the Company will reconsider strategic alternatives and could pursue one of the following courses of action:

•	Pursue another strategic transaction. The Company may resume the process of evaluating a potential strategic transaction.
•

Develop evofosfamide successfully in parallel with  partnering TH-3424 and/or HX4and broadening our pipeline by in-licensing or acquiring new product candidates. We are currently in ongoing discussions with the PMDA to clarify the scope of a new clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population in the Phase 3 MAESTRO clinical trial.  In addition, we are in the process of completing our analyses of the available biomarker data from the Phase 3 MAESTRO trial in patients with pancreatic cancer with the goal of identifying additional subgroups of patients that may benefit from treatment with evofosfamide and gemcitabine. In parallel, we intend to complete the Phase 1 clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center and several ISTs as described in more detail below under “Product Candidates.”  TH-3424 is our small-molecule drug candidate, discovered at Threshold, being evaluated for the potential treatment of hepatocellular (liver) cancer, castrate resistant prostate cancer, T-cell acute lymphoblastic leukemias, and other cancers expressing high levels of aldo-keto reductase family 1 member C3, or AKR1C3. Tumors overexpressing AKR1C3 can be resistant to radiation therapy and chemotherapy. TH-3424 is a prodrug in preclinical development that selectively releases a potent DNA cross-linking agent in the presence of AKR1C3.  Preliminary nonclinical toxicology studies including biochemical, in vitro cell-based and in vivo animal-based characterization of its pharmacological properties were presented at the 2016 Annual Meeting of the American Association for Cancer Research (AACR) in April 2016.  The preliminary nonclinical studies suggested an adequate therapeutic index.  We believe that the preliminary nonclinical study results warrant continued development of TH-3424 in Investigational New Drug (IND)-enabling toxicology studies in collaboration with Ascenta Pharmaceuticals, Ltd. which we expect will be completed by the fourth quarter of 2017. Our ability to advance the clinical development of evofosfamide is dependent upon our ability to obtain additional funding, including entering into new collaborative or partnering arrangements for evofosfamide, TH-3424 and/or HX4. In this regard, we are currently seeking pharmaceutical and diagnostic partners for TH-3424 and HX4 with a commercial presence in oncology. Subject to our ability to obtain additional funding, we also intend to evaluate opportunities with academic institutions or pharma- and biopharmaceutical companies to potentially in-license or acquire new product candidates.

•

Dissolve and liquidate the Company's assets. If, for any reason, the Merger does not close, the board of directors currently intends to attempt to complete another strategic transaction like the Merger. If the Board cannot complete another strategic transaction in a reasonable period of time or decides to no longer continue to pursue the development of evofosfamide or to partner TH-3424 and HX4, then the Board intends to sell or otherwise dispose of the Company’s various assets. If the board of directors determines to sell or otherwise dispose of the Company's various assets, any remaining cash proceeds would be distributed to its stockholders. In that event, the Company would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying its obligations and setting aside funds for reserve.

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates, principally evofosfamide and tarloxotinib. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our former collaboration with Merck KGaA. As of December 31, 2016 and 2015, we had cash, cash equivalents and marketable securities of $23.6 million and $48.7 million, respectively. We currently have no ongoing collaborations for the development and commercialization of evofosfamide, and no source of revenue. However, we continue to seek out new strategic partners for the continued development of TH-3424, , as well as new in-licensing opportunities for us and funding for those opportunities.  If these efforts are not successful, we may be unable to continue as a going concern.

Subject to our ability to obtain additional funding and to otherwise advance the development of evofosfamide, we expect to devote substantial resources to research and development in future periods as we potentially start additional clinical trials on our own or with a potential future strategic partner or collaborator. While we expect to incur additional research and development expenses in the absence of additional funding as a result of the planned Phase 1 clinical trial of evofosfamide in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center and our ongoing preclinical development of TH-3424, research and development expenses are expected to decrease in 2016 compared to 2015 primarily as a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide, our decision to cease further enrollment in all Threshold-sponsored clinical trials of evofosfamide and our decision to cease further development of tarloxotinib and, to a lesser extent, the impact of workforce reductions implemented in December 2015 and in September 2016. However, apart from the planned Phase 1 clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase product candidate development activities in future periods, if at all, and what our future cash needs may be for any such activities.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for the next twelve months based upon current operating plans and spending assumptions as a standalone company. However, we will need to raise substantial additional capital to meaningfully advance the clinical development of evofosfamide, whether through new collaborative, partnering or other strategic arrangements or otherwise, and to in-license or otherwise acquire and develop additional product candidates or programs.  In particular, our ability to meaningfully advance the clinical development of evofosfamide is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide and TH-3424, or to otherwise obtain sufficient additional funding for such development, particularly since we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA for evofosfamide, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.  If we are unable to secure additional funding on a timely basis or on terms favorable to us, we may be required to cease or reduce certain development projects, to conduct additional workforce reductions, to sell some or all of our technology or assets or to merge all or a portion of our business with another entity. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities, and if we are unable to obtain additional funding, there is uncertainty regarding our continued existence.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term. We also currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue. We recognized revenue of $0 million, $76.9 million and $14.7 million during the years ended December 31, 2016, 2015 and 2014, respectively, from the amortization of the $110 million in upfront and milestone payments earned in 2012 and 2013 from our former collaboration with Merck KGaA. We were amortizing the upfront and milestone payments over the estimated period of performance (product development period) which we estimated to end on March 31, 2020, for the nine months ended September 30, 2015 and year ended December 31, 2014. As a result of our and Merck KGaA’s decision to cease further joint development of evofosfamide in December 2015, we immediately recognized $65.9 million of the remaining deferred revenue into revenue during the quarter ended December 31, 2015.  In addition, as a result of the subsequent termination of the collaboration with Merck KGaA in March 2016, we are no longer eligible to receive any further milestone payments or other funding from the collaboration.

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

Fair Value of Warrants

ASC 815 “Derivatives and Hedging” requires that stock warrants with certain terms need to be accounted for as a liability with changes to their fair value recognized in the consolidated statements of operations under Other income (expense). Refer to the discussion of accounting treatment of fair value of warrants below under “Critical Accounting Policies.”

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

Revenue

We recognized $0 million, $76.9 million and $14.7 million in revenue for the years ended December 31, 2016, 2015 and 2014, respectively, from the amortization of the aggregate of $110 million in upfront and milestone payments earned in 2013 and 2012 from our former collaboration with Merck KGaA. We were amortizing the upfront payment and milestones earned over the period of performance (product development period) which we estimated to end on March 31, 2020, for the nine months ended September 30, 2015 and year ended December 31, 2014. As a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide in December 2015, we immediately recognized $65.9 million of the remaining deferred revenue into revenue during the quarter ended December 31, 2015.  In addition, as a result of the subsequent termination of our collaboration with Merck KGaA in March 2016, we are no longer eligible to receive any further milestone payments or other funding from the collaboration.

We expect no revenue in 2017 due to the termination of our collaboration with Merck KGaA and the resulting accelerated recognition of all deferred revenue related to the former collaboration in 2015. Nor do we expect any revenue in 2017 from our other collaborations where are products are an earlier stage of development.

Research and Development

Research and development expenses were $16.6 million for the year ended December 31, 2016, compared to $40.3 million for the year ended December 31, 2015 and $35.8 million for the year ended December 31, 2014. The $23.7 million decrease in expenses was due primarily to a $14.1 million decrease in employee related expenses (including a $2.8 million decrease in noncash stock-based stock compensation expense), a $8.3 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, and a decrease of $1.3 million in consulting expenses. The decrease in employee related expenses was primarily due to the reductions in workforce of 38 employees in clinical development and discovery research in December 2015 and September 2016. As a result of the termination of our former collaboration with Merck KGaA, we are no longer entitled to any reimbursement for evofosfamide development expenses apart from Merck KGaA’s 70% reimbursement obligation for costs to wind down the discontinued trials and return the evofosfamide rights back to us. The $4.5 million increase in 2015 compared to 2014, net of reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, was due primarily to a $2.2 million increase in evofosfamide clinical development expenses, a $2.7 million increase in employee related expenses, including a $1.0 million increase in non-cash stock based compensation expense. The increase in payroll expenses was also due to severance expense of $2.2 million related to the reduction in workforce of 34 employees in clinical development and discovery research in December 2015.  Partially offsetting these increases was a $0.4 million decrease in consulting expenses.

During the years ended December 31, 2016, 2015 and 2014, we were engaged in three primary research and development programs: the development of evofosfamide, which was the subject of two pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; the clinical development of tarloxotinib, which was the subject of two Phase 2 proof of concept trials; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including noncash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide) attributable to each of our programs for each period presented:

	Years ended December 31,
Research and Development Expenses by Project (in thousands):	2016	2015	2014
Evofosfamide	$11,190	$30,111	$30,094
Tarloxotinib	4,487	4,945	258
Discovery research	877	5,215	5,480
Total research and development expenses	$16,554	$40,271	$35,832

Research and development expenses associated with evofosfamide for 2016 were $11.2 million net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide compared to $30.1 million net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide for 2015, and $30.1 million for 2014. The decrease of $18.9 million in 2016 compared to the same period in 2015 was due to Merck KGaA’s and our joint decision to cease further development in evofosfamide in December 2015 and the related discontinuation of enrollment in and closure of all company-sponsored evofosfamide trials. Research and development expenses for evofosfamide were flat in 2015 compared to 2014, net of reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, due to a $1.2 million increase in employee related expenses, including a $0.6 million increase in non-cash stock based compensation, which was offset by a $0.7 million decrease in clinical development expenses and a $0.6 million decrease in consulting expenses.

Research and developments expenses associated with tarloxotinib, which we licensed rights to in September 2014, were $4.5 million in 2016 compared to $4.9 million in 2015 and $0.3 million in 2014. The decrease of $0.4 million in 2016, compared to the same period in 2015, was due primarily to the completion of enrollment of two Phase 2 proof-of-concept clinical trials of tarloxotinib during the quarter ended September 30, 2016.  In addition, during the quarter ended September 30, 2016, we determined to cease any further development of tarloxotinib based on the interim results from the two Phase 2 proof-of-concept trials of tarloxotinib, which contributed to the decrease.  With our decision to cease any further development of tarloxotinib, we expect a decrease in our tarloxotinib expense for 2017 related only to winding down of the trials in the first quarter of 2017. The increase of $4.6 million in 2015 compared to 2014 was due to the initiation of two Phase 2 proof-of-concept clinical trials of tarloxotinib in 2015.  Discovery research and development expenses were $0.9 million for 2016, $5.2 million for 2015 and $5.5 million for 2014. With the reduction in workforce enacted in December of 2015 pursuant to which we eliminated our in-house discovery research activities, we experienced a substantial decrease in our discovery research expense for 2016 and currently expect the same for 2017.

The largest component of our total operating expenses has historically been our ongoing investment in our research and development activities, primarily with respect to the development of evofosfamide. Subject to our ability to obtain additional funding and to otherwise advance the development of evofosfamide, we expect to devote substantial resources to research and development in future periods as we start additional clinical trials with Molecular Templates or on our own or with a potential future strategic partner or collaborator. While we expect to incur additional research and development expenses in the absence of additional funding as a result of the planned Phase 1 clinical trial of evofosfamide in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, research and development expenses are expected to decrease in 2017 compared to 2016 primarily as a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide, our decision to cease further enrollment in all Threshold-sponsored clinical trials of evofosfamide other than the Phase 1 clinical with The University of Texas MD Anderson Cancer Center and our decision to cease further development of tarloxotinib. In addition, the reductions in workforce implemented in December 2015 and September 2016, will also result in a decrease in employee-related expenses.

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

General and Administrative

General and administrative expenses were $7.8 million for 2016, compared to $9.7 million for 2015 and $10.1 million for 2014. The $1.9 million decrease in 2016 was due to a $1.5 million decrease in employee related expenses and a $0.4 million decrease in consulting expenses. Our general and administrative expenses decreased in 2016 compared to 2015 due to the termination of the collaboration with Merck KGaA and to a lesser extent, due to the reductions in workforce in December 2015 and September 2016.We currently expect our general and administrative expenses to decrease in 2017 compared to 2016 due to the termination of the collaboration with Merck KGaA and to a lesser extent, due to the reductions in workforce in September 2016. The $0.4 million decrease in 2015 compared to 2014 was primarily related to a decrease in consulting expenses.

Interest Income (Expense), Net

Interest income (expense) net for 2016 was $0.1 million of interest income compared to $0.1 million of net interest income for 2015 and $0.1 million of net interest income for 2014.

Other Income (Expense)

Other income (expense) for 2016 was non-cash income of $0.1 million compared to non-cash income of $16.8 million for 2015 and non-cash income of $9.3 million for 2014. The non-cash income for 2016 compared to 2015 and 2015 compared to the non-cash income for 2014 was due to a decrease in the fair value of outstanding warrants to purchase common stock as a result of a decrease in the underlying stock price.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of our product candidates in the near term. We also currently have no ongoing collaborations for the development and commercialization of our product candidates and no source of revenue. Since our inception, we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our former collaboration with Merck KGaA. To date, we have received upfront and milestone payments of $110 million under our former collaboration with Merck KGaA. As a result of the termination of our collaboration with Merck KGaA in March 2016, we are no longer eligible to receive any further milestone payments from Merck KGaA, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.

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

The warrants issued in the February 2015 offering carried an initial exercise price of $10.86 per share and are exercisable through the date that is five years from the issuance date.  On January 21, 2016, pursuant to the terms of the warrants the warrant exercise price for all warrants was adjusted to $3.62. The adjusted exercise price of the warrants is also further subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock. In  addition, in the event of a Change of Control, as defined in the warrant agreement, at the request of the warrant holders delivered before the 90th day after such Change of Control, the Company (or the Successor Entity) shall purchase the warrants from the warrant holders by paying to the warrant holders, within five Business Days after such request (or, if later, on the effective date of the Change of Control), cash in an amount equal to the Black Scholes Value, as defined in the warrant agreement, of the remaining unexercised portion of the warrants on the date of such Change of Control. The Black Scholes Value will be determined based on the key level 3 inputs as defined in the warrant agreement. The cost of purchasing the unexercised Warrants from the warrant holders in the event of the Merger will not affect the Company’s net cash as defined in the Merger Agreement

The warrants must be exercised for cash, except that if we fail to maintain an effective registration statement covering the exercise of the warrants, the warrants may be exercised on a net, or cashless basis. In addition, subject to the satisfaction of certain conditions set forth in the warrants, at our option, we have the right to force the holders of the warrants to exercise their warrants in full if the volume-weighted average price of our common stock for any 20 consecutive trading-day period beginning after April 20, 2016 exceeds $18.00 per share.

During the year ended December 31, 2014, we received approximately $4.8 million from the exercise of warrants to purchase approximately 2.3 million shares of common stock. We had cash, cash equivalents and marketable securities of $23.6 million and $48.7 million at December 31, 2016 and December 31, 2015, respectively, available to fund operations.

Net cash used in operating activities for December 31, 2016, 2015 and 2014 was $25.1 million, $38 million and $27.7 million, respectively. The decrease of $12.9 million in 2016 compared to 2015, in cash used in operations was due to a decrease in payments of operating cash expenses, partially offset by a decrease in the 70% cash reimbursement of expenses related to our former collaboration with Merck KGaA. The increase of $10.3 million in 2015 compared to 2014, in cash used in operations was primarily attributable to the $12.5 million of milestone payment received from the Merck KGaA collaboration in 2014.

Net cash provided by investing activities for the year ended December 31, 2016 was $26 million due primarily to proceeds from maturities of marketable securities of $43.4 million, offset by purchases of investments of $17.4 million. Net cash provided by investing activities during the year ended December 31, 2015 was $10.3 million, primarily due to sales and maturities of marketable securities of $67.2 million, partially offset by purchases of investments of $56.8 million. Net cash provided by investing activities during the year ended December 31, 2014 was $23.3 million, primarily due to sales and maturities of marketable securities of $68.5 million, partially offset by purchases of investments of $44.9 million.

Net cash provided by financing activities for the year ended December 31, 2016 was $28,000 of proceeds from the exercise of stock options and purchase rights under our equity plans. Net cash provided by financing activities for the year ended December 31, 2015 was $28.9 million and was primarily due to the $28.1 million net proceeds received from the completion of our underwritten public offering in February 2015. Net cash provided by financing activities for the year ended December 31, 2014 was $5.5 million and was primarily due to the approximately $4.8 million proceeds from the exercise of warrants to purchase shares of common stock during 2014.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for the next twelve months based upon current operating plans and spending assumptions. However, we will need to raise substantial additional capital to meaningfully advance the clinical development of evofosfamide, whether through new collaborative, partnering or other strategic arrangements or otherwise, and to in-license or otherwise acquire and develop additional product candidates or programs.  In particular, our ability to meaningfully advance the clinical development of evofosfamide is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide and TH-3424, or to otherwise obtain sufficient additional funding for such development, particularly since we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA for evofosfamide, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.

While we have been able to fund our operations to date, we currently have no ongoing collaborations for the development and commercialization of evofosfamide, and no source of revenue, nor do we expect to generate revenue for the foreseeable future. We also do not have any commitments for future external funding.  Until we can generate a sufficient amount of product revenue, which we may never do, we expect to finance future cash needs through a variety of sources, including:

•	the public equity market;
•	private equity financing;

•	collaborative arrangements;
•	licensing arrangements; and/or
•	public or private debt.

Our ability to raise additional funds and the terms upon which we are able to raise such funds have been severely harmed by the negative results reported from our two pivotal Phase 3 clinical trials of evofosfamide and our decision to discontinue development of tarloxotinib, and may in the future be adversely impacted by the uncertainty regarding the prospects for future development of evofosfamide and our ability to advance the development of evofosfamide or otherwise realize any return on our investments in evofosfamide, if at all. Our ability to raise additional funds and the terms upon which we are able to raise such funds may also be adversely affected by the uncertainties regarding our financial condition, the sufficiency of our capital resources, our ability to maintain the listing of our common stock on The NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, we cannot be certain that sufficient funds will be available to us or on satisfactory terms, if at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, particularly given our currently depressed stock price, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, we may be required to significantly reduce or refocus our operations or to obtain funds through arrangements that may require us to relinquish rights to our product candidates, technologies or potential markets, any of which could result in our stockholders having little or no continuing interest in our evofosfamide or TH-3424 programs as stockholders or otherwise, or which could delay or require that we curtail or eliminate some or all of our development activities or otherwise have a material adverse effect on our business, financial condition and results of operations.

On November 11, 2016, we received a notice from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) that, for the previous 30 consecutive business days, the closing bid price for the Company’s common stock was below the $1.00 per share minimum bid price requirement for continued listing on The NASDAQ Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company will have 180 calendar days, or until May 10, 2017, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company regains compliance with the Bid Price Rule, Nasdaq will provide the Company with written confirmation and will close the matter.  If the Company does not regain compliance with the rule by May 10, 2017, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to meet, on the 180th day of the first compliance period, the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In March 2017, the Company’s board of directors approved a reverse stock split, within a range which shall be no less than 5:1 or more than 15:1 of the Company’s common and preferred stock, which would be contingent upon shareholder approval of the Merger and the stock split.  However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is not eligible for a second compliance period, Nasdaq will notify the Company that its common stock will be subject to delisting. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing. If we fail to meet these requirements, including the Bid Price Requirement, Nasdaq may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds to fund our operations, to advance the development of evofosfamide and TH-3424 and/or to acquire or in-license additional product candidates or development programs, and could result in the loss of institutional investor interest and fewer development opportunities for us.

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

Our major outstanding contractual obligations consist of amounts due under our operating lease agreements and purchase commitments under contract research, development and clinical supply agreements. Contractual obligations and related scheduled payments as of December 31, 2016 are as follows (in thousands):

	Total	Less than one year	One to three years	Four to five years	After five years
Facilities leases	$260	$260	$—	$—	$—
Purchase commitments	277	277	—	—	—
Total	$537	$537	$—	$—	$—

We have not included milestone or royalty payments or other contractual payment obligations in the table above if the amount and timing of such obligations are unknown or uncertain.

“At-the-Market” Sales Agreement

On November 2, 2015, we entered into a sales agreement, with Cowen and Company, LLC, or Cowen, or the Cowen Sales Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth in the Cowen Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Cowen as our sales agent. Sales of our common stock through Cowen, if any, will be made on The NASDAQ Capital Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and Cowen. Subject to the terms and conditions of the sales agreement, Cowen would use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Cowen Sales Agreement.  We would pay Cowen an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share of any common stock sold under the Cowen Sales Agreement. Although the Cowen Sales Agreement remains in effect, the Cowen Sales Agreement is not currently a practical source of liquidity for us.  In this regard, given our currently-depressed stock price, we are significantly limited in our ability to sell shares of common stock through Cowen under the Cowen Sales Agreement since the issuance and sale of common stock under the Cowen Sales Agreement, if it occurs, would be effected under a registration statement on Form S-3 that we filed with the Securities and Exchange Commission, and in accordance with the rules governing those registration statements, we generally can only sell shares of our common stock under that registration statement in an amount not to exceed one-third of our public float, which limitation for all practical purposes precludes our ability to obtain any meaningful funding through the Cowen Sales Agreement at this time. Even if our stock price and public float substantially increases, the number of shares we would be able to sell under the Cowen Sales Agreement would be limited in practice based on the trading volume of our common stock. In addition, we must maintain the effectiveness of our registration statement on Form S-3 to be filed with the Securities and Exchange Commission in order to sell any common stock under the Cowen Sales Agreement. We have not yet sold any common stock pursuant to the Cowen Sales Agreement

License and Development Agreements

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

Agreement with Auckland Uniservices Ltd

On September 23, 2014, we entered into an exclusive license agreement with Auckland UniServices Ltd., a wholly-owned company of the University of Auckland.  Pursuant to the agreement, we licensed exclusive worldwide rights to a development program based on tarloxotinib from the University of Auckland. Under the terms of this agreement, we made no upfront payment but we are required to pay all costs of development, as well as possible annual license maintenance fees starting in September 2017.

Agreement with Ascenta Pharmaceuticals, Inc.

On February 1, 2016, we entered into a patent assignment and development agreement with Ascenta Pharmaceuticals, Inc. Pursuant to the agreement, we granted Ascenta exclusive rights in China, Hong Kong, Macao and Taiwan to manufacture, develop and commercialize TH-3424 for the treatment of cancer in humans and animals, and certain other uses. Under the agreement, Ascenta is responsible for pre-IND activities for the development of TH-3424 and if an IND Application is filed in one of these countries Ascenta’s rights can be expanded to include Japan, South Korea, Singapore, Malaysia, Thailand, Turkey and India.  Ascenta would be responsible for the development, manufacture and commercialization of TH-3424 in those countries and Threshold has rights to development, manufacture and commercialization in the rest of the world.

Under the agreement, Ascenta will pay us 30% of patent prosecution costs before they are assigned.  If an initial new drug (IND) application is accepted in the U.S, Threshold will reimburse 50% of approved development expenses incurred associated with filing the IND. The agreement will remain in effect as long as Ascenta continues to develop TH-3424 in its territory. Each party is entitled to terminate the agreement upon the other party’s material breach after expiration of a 60-day cure period (30 days in the event of a payment breach). The parties are entitled to mutually terminate the agreement. In addition, Ascenta may terminate the agreement upon change of control of Threshold or 60 days prior to receipt of marketing approval from the CFDA for TH-3424. Following any termination, all assigned rights will revert to us.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Income Taxes

For the years ended December 31, 2016 and 2015, we did not record an income tax provision due to net operating losses and the inability to record an income tax benefit. For the year ended December 31, 2014, we recorded an income tax benefit of $0.2 million, which was related to state minimum taxes recorded in the previous year. As of December 31, 2016, we had accumulated approximately $143 million and $94 million in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2017 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2016, we had research credit carryforwards of approximately $10.5 million and $5.9 million for federal and California state income tax purposes, respectively. If not utilized the federal carryforward will expire in 2022. The state research credit carryforward does not have an expiration date.

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

Our 2015 and 2014 revenues are related to our former collaboration with Merck KGaA, which was entered in February 2012 and terminated in March 2016. Our former collaboration with Merck KGaA provided for various types of payments to us, including non-refundable upfront license, milestone and royalty payments. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We also received reimbursement for Merck KGaA’s 70% share for eligible worldwide development expenses for evofosfamide under our former collaboration with Merck KGaA. Such reimbursement was reflected as a reduction of operating expenses and not as revenue.

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The deliverables under the Merck KGaA agreement were determined to be a single unit of accounting and as such the revenue relating to this unit of accounting was recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which was the product development period. We determine the estimated performance period, and it was periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably occurred on a prospective basis in the period that the change was made. We were amortizing the upfront and milestone payments from our collaboration with Merck KGaA over the estimated period of performance (product development period) which we estimated to end on March 31, 2020, for the nine months ended September 30, 2015 and year ended December 31, 2014. As a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide in December 2015, we immediately recognized $65.9 million of the remaining deferred revenue into revenue during the quarter ended December 31, 2015.

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

THRESHOLD PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Threshold Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Threshold Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Threshold Pharmaceuticals, Inc., at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 27, 2017

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,551	$9,589
Marketable securities, current	13,000	39,091
Collaboration receivable	—	1,891
Prepaid expenses and other current assets	623	2,599
Total current assets	24,174	53,170
Property and equipment, net	109	333
Other assets	—	166
Total assets	$24,283	$53,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822	$725
Collaboration payable	129	—
Accrued clinical and development expenses	777	6,834
Accrued liabilities	888	3,269
Total current liabilities	2,616	10,828
Warrant liability	1,743	1,864
Deferred rent	36	131
Total liabilities	4,395	12,823
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares; no shares issued and outstanding.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2016 and 2015; Issued and outstanding: 71,560,294 and 71,462,059 shares at December 31, 2016 and 2015, respectively.	72	71
Additional paid-in capital	373,352	370,236
Accumulated other comprehensive loss	(2)	(21)
Accumulated deficit	(353,534)	(329,440)
Total stockholders’ equity	19,888	40,846
Total liabilities and stockholders’ equity	$24,283	$53,669

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$—	$76,915	$14,722
Operating expenses:
Research and development	16,554	40,271	35,832
General and administrative	7,808	9,716	10,141
Total operating expenses	24,362	49,987	45,973
Income (loss) from operations	(24,362)	26,928	(31,251)
Interest income (expense), net	147	125	121
Other income (expense), net	121	16,769	9,344
Income (loss) before provision for income taxes	(24,094)	43,822	(21,786)
Provision (benefit) for income taxes	—	—	(202)
Net income (loss)	(24,094)	43,822	(21,584)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	19	(8)	(41)
Comprehensive income (loss)	$(24,075)	$43,814	$(21,625)
Net income (loss) per common share:
Basic	$(0.34)	$0.62	$(0.36)
Diluted	$(0.34)	$0.54	$(0.49)
Weighted average number of shares used in per common share calculations:
Basic	71,524	70,242	60,335
Diluted	71,524	73,483	63,386

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2013	59,232,611	$59	$328,116	$28	$(351,678)	$(23,475)
Exercise of warrants to purchase common stock	3,437,348	3	4,831	—	—	4,834
Issuance of common stock pursuant to stock plans	228,274	1	685	—	—	686
Stock-based compensation	—	—	5,488	—	—	5,488
Reclassification of fair value of warrants exercised from liability to equity	—	—	10,116	—	—	10,116
Change in unrealized gain (loss) on marketable securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(21,584)	(21,584)
Balances, December 31, 2014	62,898,233	$63	$349,236	$(13)	$(373,262)	$(23,976)
Issuance of common stock to certain investors, net of issuance costs of $1.9 million	8,300,000	8	13,445	—	—	13,453
Exercise of warrants to purchase common stock	10,000	—	25	—	—	25
Issuance of common stock pursuant to stock plans	99,759	—	712	—	—	712
Stock-based compensation	154,067	—	6,801	—	—	6,801
Reclassification of fair value of warrants exercised from liability to equity	—	—	17	—	—	17
Change in unrealized gain (loss) on marketable securities	—	—	—	(8)	—	(8)
Net income	—	—	—	—	43,822	43,822
Balances, December 31, 2015	71,462,059	71	370,236	(21)	(329,440)	40,846
Issuance of common stock pursuant to stock plans	98,235	1	27	—	—	28
Stock-based compensation	—	—	3,089	—	—	3,089
Change in unrealized gain (loss) on marketable securities	—	—	—	19	—	19
Net loss	—	—	—	—	(24,094)	(24,094)
Balances, December 31, 2016	71,560,294	72	373,352	(2)	(353,534)	19,888

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(24,094)	$43,822	$(21,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423	1,002	1,309
Stock-based compensation expense	3,089	6,801	5,488
Change in common stock warrant value	(121)	(16,773)	(9,344)
(Gain) loss on sale of investments, property and equipment	(122)	14	(3)
Changes in operating assets and liabilities:
Collaboration receivable/payable	2,020	5,357	10,846
Prepaid expenses and other current assets	2,142	(774)	1,314
Accounts payable	97	(1,349)	385
Accrued clinical and development expenses	(6,057)	836	(1,446)
Accrued liabilities	(2,381)	89	19
Deferred rent	(95)	(112)	3
Deferred revenue	—	(76,916)	(14,722)
Net cash used in operating activities	(25,099)	(38,003)	(27,735)
Cash flows from investing activities:
Acquisition of property and equipment	—	(109)	(224)
Acquisition of marketable securities	(17,448)	(56,793)	(44,911)
Proceeds from sale of property and equipment	131	—	—
Proceeds from sales of marketable securities	—	1,997	14,584
Proceeds from maturities of marketable securities	43,350	65,223	53,878
Net cash provided by investing activities	26,033	10,318	23,327
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering expenses	28	28,883	5,520
Net cash provided by financing activities	28	28,883	5,520
Net increase in cash and cash equivalents	962	1,198	1,112
Cash and cash equivalents, beginning of period	9,589	8,391	7,279
Cash and cash equivalents, end of period	$10,551	$9,589	$8,391

The accompanying notes are an integral part of these consolidated financial statements.

THRESHOLD PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Basis of Presentation

Threshold Pharmaceuticals, Inc. (the “Company” or “Threshold”) was incorporated in the State of Delaware on October 17, 2001. The Company is a biotechnology company using its expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. In June 2005, the Company formed a wholly-owned subsidiary, THLD Enterprises (UK), Limited in the United Kingdom in connection with conducting clinical trials in Europe. As of December 31, 2016, there has been no financial activity related to this entity.

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

The Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund its projected operating requirements for the next 12 months based upon current operating plans and spending assumptions. However the Company will need to raise additional capital to advance the clinical development of its product candidates, whether through new collaborative or partnering arrangements or otherwise, and to in-license or otherwise acquire and develop additional product candidates or programs.  In particular, the Company’s ability to advance the clinical development of its lead product candidate, evofosfamide, is dependent upon its ability to enter into new collaborative or partnering arrangements for evofosfamide and TH-3424, or to otherwise obtain sufficient additional funding for such development, particularly since the Company is no longer eligible to receive any further milestone payments or other funding from Merck KGaA, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.

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

The Company’s ability to raise additional funds and the terms upon which it is able to raise such funds have been severely harmed by the negative results reported from the Company’s two pivotal Phase 3 clinical trials of evofosfamide, and may in the future be adversely impacted by the uncertainty regarding the prospects for future development of evofosfamide and the Company’s ability to advance the development of evofosfamide, or otherwise realize any return on its investments in evofosfamide, if at all. The Company’s ability to raise additional funds and the terms upon which it is able to raise such funds may also be adversely affected by the uncertainties regarding its financial condition, the sufficiency of its capital resources, the Company’s ability to maintain the listing of its common stock on The NASDAQ Capital Market and recent and potential future management turnover. As a result of these and other factors, the Company cannot be certain that sufficient funds will be available to it or on satisfactory terms, if at all. To the extent the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution, particularly given the Company’s currently depressed stock price, and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company may be required to significantly reduce or refocus its operations or to obtain funds through arrangements that may require the Company to relinquish rights to its product candidates, technologies or potential markets, any of which could result in the Company’s stockholders having little or no continuing interest in the Company’s evofosfamide program as stockholders or otherwise, or which could delay or require that the Company curtail or eliminate some or all of its development programs or otherwise have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company may have to delay, reduce the scope of or eliminate some of its development, which could delay the time to market for any of its product candidates, if adequate funds are not available. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders. There are no assurances that the Company will be able to raise additional financing on terms acceptable to the Company.

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

The Company’s lead product candidate, evofosfamide, has not received any regulatory approvals. To achieve profitable operations, the Company must successfully develop, test, manufacture and market its product candidates, including evofosfamide. With respect to evofosfamide, the Company’s ability to advance the clinical development of evofosfamide is dependent upon its ability to enter into new collaborative or partnering arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development. In addition, the Company’s development of TH-3424 is at an early stage and it is possible that TH-3424 may not be found to be safe or effective in the ongoing IND enabling studies of TH-3424 and the Company may otherwise fail to realize the anticipated benefits of its partnering or licensing of this product candidate. There can be no assurance that evofosfamide or any other of the Company’s potential future product candidates will be developed successfully or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect on the Company’s future financial results.

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

In November 2015, the FASB issued an accounting standard update for the presentation of deferred income taxes. Under this new guidance, deferred tax liabilities and assets should be classified as noncurrent in a classified balance sheet. The update is effective for the Company beginning in the first quarter of fiscal year 2017 with early adoption permitted as of the beginning of an interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued an accounting standard update, which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. The Company will adopt the standard effective the first quarter of 2019 and does not anticipate that this new accounting guidance will have a material impact on its consolidated statements of operations.

In March 2016, the FASB issued an accounting standard update, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company is evaluating the full effect this accounting update may have on its consolidated financial statements and will adopt the standard effective the first quarter of 2017.

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

A reconciliation of the numerator and denominator used in the calculation is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) - basic	$(24,094)	$43,822	$(21,584)
Less: noncash income from change in fair value of common stock warrants	—	3,906	9,344
Net income (loss) - diluted	(24,094)	39,916	$(30,928)
Denominator:
Weighted-average number of common shares outstanding	71,524	70,242	60,335
Dilutive effect of equity incentive awards	—	1,873	—
Dilutive effect of warrants	—	1,368	3,051
Weighted-average common shares outstanding and dilutive potential common share-diluted	71,524	73,483	63,386
Net income (loss) per share:
Basic	$(0.34)	$0.62	$(0.36)
Diluted	$(0.34)	$0.54	$(0.49)

The following warrants, outstanding options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands)

	Years Ended December 31,
	2016	2015	2014
Shares issuable upon exercise of warrants	8,300	8,300	—
Shares issuable upon exercise of stock options	10,942	6,750	8,169
Shares issuable related to the ESPP	31	34	67

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

The Company’s deliverables under the License Agreement with Merck KGaA, which included delivery of the rights and license for evofosfamide and performance of research and development activities, were determined to be a single unit of accounting. The delivered license did not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the License Agreement, which was required for Merck KGaA to fully realize the value from the delivered license. Therefore, the revenue relating to this unit of accounting was recorded as deferred revenue and recognized over the estimated performance period under the License Agreement, which is the product development period. The Company recorded $42.5 million of milestones earned in 2013 and $67.5 million of upfront payment and milestones earned in 2012 as deferred revenue and was amortizing them ratably over its estimated period of performance, which the Company estimated to end on March 31, 2020 for the year ended December 31, 2014. As a result, the Company recognized $14.7 million of revenue in 2014. The Company recognized $76.9 million of revenue in 2015 due to Merck KGaA’s decision to cease further joint development of evofosfamide in December 2015, which resulted in the immediate recognition of the remaining deferred revenue into revenue during the quarter ended December 31, 2015. Further, in March 2016, Merck KGaA exercised its right to terminate the License Agreement and all rights were returned to Threshold, as well as all rights to Merck technology developed under the License Agreement.  Also as a result of the termination of the License Agreement the Company was no longer eligible to receive any further milestone payments from Merck KGaA.

Merck KGaA also paid 70% of worldwide development expenses for evofosfamide and as a result the Company earned a $1.6 million in 2016, which expenses were solely for trial wind-down efforts, compared to $11.6 million and $21.9 million reimbursement for eligible worldwide development expenses for evofosfamide from Merck KGaA in 2015 and 2014, respectively. Such earned reimbursement has been reflected as a reduction of research and development expenses. With the decision to cease further joint development of evofosfamide and the termination of the License Agreement the Company is no longer eligible to receive payments from Merck KGaA for expenses related to further development of evofosfamide other than for costs to wind down the discontinued trials and return the evofosfamide rights back to the Company through the year ended December 31, 2016.

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

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2016	Level 1	Level 2	Level 3
Money market funds	$2,746	$2,746	$—	$—
Corporate debt securities	4,206	—	4,206	—
Government securities	5,299	—	5,299	—
Commercial paper	10,966	—	10,966	—
Total cash equivalents and marketable securities	$23,217	$2,746	$20,471	$—

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2015	Level 1	Level 2	Level 3
Money market funds	$5,421	$5,421	$—	$—
Certificates of deposit	696	—	696	—
Corporate debt securities	12,571	—	12,571	—
Government securities	21,769	—	21,769	—
Municipal securities	1,908	—	1,908	—
Commercial paper	6,145	—	6,145	—
Total cash equivalents and marketable securities	$48,510	$5,421	$43,089	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2016 and 2015:

As of December 31, 2016 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$2,746	$—	$—	$2,746
Corporate debt securities	4,208	—	(2)	4,206
Government securities	5,299	1	(1)	5,299
Commercial paper	10,966	—	—	10,966
	23,219	1	(3)	23,217
Less cash equivalents	(10,217)	—	—	(10,217)
Total marketable securities	$13,002	$1	$(3)	$13,000

As of December 31, 2015 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$5,421	$—	$—	$5,421
Certificates of deposit	696	—	—	696
Corporate debt securities	12,578	1	(8)	12,571
Municipal securities	1,908	—	—	1,908
Government securities	21,783	—	(14)	21,769
Commercial paper	6,145	—	—	6,145
	48,531	1	(22)	48,510
Less cash equivalents	(9,419)	—	—	(9,419)
Total marketable securities	$39,112	$1	$(22)	$39,091

There were no realized gains or losses in 2016 and 2015.  The Company recognized realized gains of $3,000 in 2014. There were no realized losses in 2014. The Company realized no gains that were previously classified as unrealized gains and losses in accumulated other comprehensive income at December 31, 2014.

As of December 31, 2016, weighted average maturity for the Company’s available for sale securities was approximately 1.7 months, with the longest maturity being June 2017.

The following table provides the breakdown of the marketable securities with unrealized losses at December 31, 2016 (in thousands):

	In loss position for less than twelve months
As of December 31, 2016 (in thousands):	Fair Value	Unrealized Loss
Government securities	$1,997	$(1)
Corporate debt securities	3,391	(2)
Total marketable securities	$5,388	$(3)

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2016	2015
Computer and office equipment	$532	$532
Laboratory equipment	1,108	1,894
Leasehold improvements	523	523
	2,163	2,949
Less: Accumulated depreciation and amortization	(2,054)	(2,616)
Total property and equipment, net	$109	$333

Depreciation and amortization expense was $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 6—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31,
	2016	2015
Payroll and employee related expenses	$416	$593
Accrued severance benefits	—	2,280
Professional services	425	163
Other accrued expenses	47	233
Total accrued liabilities	$888	$3,269

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

The Company has a noncancelable facility sublease agreement for 31,104 square feet of laboratory space and office space located in South San Francisco, California, which serves as the Company’s corporate headquarters. The lease began on October 1, 2011 and will expire on April 30, 2017. The aggregate rent for the term of the lease is approximately $3.4 million. In addition, the lease requires the Company to pay certain taxes, assessments, fees and other costs associated with the premises. The Company is responsible for the costs of certain tenant improvements associated with the leased space. In connection with the execution of the lease the Company paid a security deposit of approximately $60,000. In November 2013, the Company entered into a noncancelable facility lease agreement for 7,934 square feet of additional office space located in South San Francisco, California. The lease began on December 1, 2013 and would have expired on December 31, 2016. The aggregate rent for the original term of the lease was approximately $0.7 million. The Company terminated the lease for additional office space in June 2015.

As of December 31, 2016, the future rental payments required by the Company for its facility under its noncancelable operating lease were as follows (in thousands):

Year Ending December 31,
2017	$260
Thereafter	—
Total	$260

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $0.7 million, $0.7 million and $0.8 million, respectively.

The Company’s purchase commitments at December 31, 2016 were $0.3 million, which are primarily for the manufacture and testing of active pharmaceutical ingredient (API) or drug product for clinical testing.

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2016.

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

On November 2, 2015, the Company entered into a sales agreement, with Cowen, or the Cowen Sales Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth in the Cowen Sales Agreement, the Company may elect to issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through Cowen as the Company’s sales agent. In connection with the Company’s entry into the Cowen Sales Agreement, the Company terminated the MLV Sales Agreement.  Sales of the Company’s common stock through Cowen, if any, will be made on The NASDAQ Capital Market by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and Cowen. Subject to the terms and conditions of the sales agreement, Cowen will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of common stock under the Cowen Sales Agreement.  The Company will pay Cowen an aggregate commission rate of up to 3.0% of the gross proceeds of the sales price per share of any common stock sold under the Cowen Sales Agreement. Although the Cowen Sales Agreement remains in effect, the Cowen Sales Agreement is not currently a practical source of liquidity for the Company.  In this regard, given the currently-depressed price of the Company’s common stock, the Company is significantly limited in its ability to sell shares of common stock through Cowen under the Cowen Sales Agreement since the issuance and sale of common stock under the Cowen Sales Agreement, if it occurs, would be effected under a registration statement on Form S-3 that the Company filed with the Securities and Exchange Commission, and in accordance with the rules governing those registration statements, the Company generally can only sell shares of its common stock under that registration statement in an amount not to exceed one-third of the Company’s public float, which limitation for all practical purposes precludes the Company’s ability to obtain any meaningful funding through the Cowen Sales Agreement at this time. Even if the Company’s stock price and public float substantially increases, the number of shares the Company would be able to sell under the Cowen Sales Agreement would be limited in practice based on the trading volume of the Company’s common stock. The Company had not sold any common stock under the Cowen Sales Agreement as of December 31, 2016.

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

The warrants issued in the February 2015 offering carried an initial exercise price of $10.86 per share and are exercisable through the date that is five years from the issuance date. On January 21, 2016 (“the Adjustment Date”), which was the 30th trading day following the date on which top-line efficacy data from the Company’s Phase 3 clinical trial of evofosfamide plus doxorubicin versus doxorubicin alone in patients with locally advanced unresectable or metastatic soft tissue sarcoma and Phase 3 MAESTRO clinical trial of evofosfamide in combination with gemcitabine in patients with previously untreated, locally advanced unresectable or metastatic pancreatic adenocarcinoma was publicly announced by the Company, the warrant exercise price was adjusted to $3.62. The adjusted exercise price was based on the average of the volume-weighted average price of the Company’s common stock for each of the 20 trading days immediately preceding January 21, 2016, subject to a ceiling of $10.86 and floor of $3.62. The adjusted exercise price of the warrants is also further subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. The warrants must be exercised for cash, except that if the Company fails to maintain an effective registration statement covering the exercise of the warrants, the warrants may be exercised on a net, or cashless basis. In addition, subject to the satisfaction of certain conditions set forth in the warrants, at the Company’s option, the Company had the right to force the holders of the warrants to exercise their warrants in full if the volume-weighted average price of the Company’s common stock for any 20 consecutive trading-day period beginning after the 90th day following the Adjustment Date exceeds $18.00 per share. In  addition, in the event of a Change of Control, as defined in the warrant agreement, at the request of the warrant holders delivered before the 90th day after such Change of Control, the Company (or the Successor Entity) shall purchase the warrants from the warrant holders by paying to the warrant holders, within five Business Days after such request (or, if later, on the effective date of the Change of Control), cash in an amount equal to the Black Scholes Value, as defined in the warrant agreement, of the remaining unexercised portion of the warrants on the date of such Change of Control. The Black Scholes Value will be determined based on the key level 3 inputs as defined in the warrant agreement.

On March 16, 2011, the Company sold to certain investors an aggregate of 14,313,081 shares of its common stock for a purchase price equal to $2.05 per share and, for a purchase price of $0.05 per share, warrants exercisable for a total of 5,725,227 shares of its common stock for aggregate gross proceeds equal to $30.1 million in connection with the offering. Net proceeds generated from the offering were approximately $27.8 million which includes underwriter discounts and estimated offering costs. The warrants have a five-year term and an exercise price equal to $2.46 per share of common stock. The number of shares issuable upon exercise of the warrants and the exercise price are subject to adjustment for subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon the issuance of certain assets or securities to holders of the Company’s common stock, as applicable. As of March 16, 2016 all such warrants had been exercised or expired.

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

Common Stock Warrant Valuation

The Company accounts for its common stock warrants under guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability or equity. The guidance required the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statements of operations.

In 2014, warrants to purchase 2,106,792 shares of common stock were cashless exercised for 1,108,582 shares of common stock. In addition, warrants to purchase 2,328,766 shares of common stock were exercised on a cash basis for net proceeds of approximately $4.8 million. As of the date of exercise of the warrants, the Company transferred the fair value of the warrants of approximately $10.1 million from warrant liability into stockholders’ equity (deficit) in 2014.

At December 31, 2014, all warrants related to the October 2009 offering had been exercised. During the years ended December 31, 2014, a change in fair value of $1.3 million non-cash income related to the October 2009 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations.

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

During the years ended December 31, 2015 and 2014, a change in the fair value of $3.9 million of non-cash income and $8.0 million of non-cash income related to the March 2011 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations, respectively.

At both December 31, 2016 and 2015, the Company had warrants outstanding to purchase 8,300,000 shares of common stock, having an initial exercise price of $10.86 per share, which warrants were issued by the Company in the February 2015 offering. The exercise price was adjusted to $3.62 on January 21, 2016 pursuant to the terms of warrant. The fair value of these warrants on December 31, 2016 and 2015 was determined using a Black Scholes valuation model with the following key level 3 inputs:

	December 31, 2016	December 31, 2015
Risk-free interest rate	1.93%	1.76%
Expected life (in years)	3.13	4.14
Dividend yield	—	—
Volatility	135%	112%
Stock price	$0.44	$0.48

During the years ended December 31, 2016 and 2015, a change in fair value of  $83,000 and $12.9 million of non-cash income, respectively, related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statements of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the March 2011 and February 2015 offerings, subject to fair value measurements as of December 31, 2016 and 2015:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2016	Level 1	Level 2	Level 3
February 2015 warrants	$1,743	$—	$—	$1,743

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2015	Level 1	Level 2	Level 3
March 2011 warrants	$38	$—	$—	$38
February 2015 warrants	1,826	—	—	1,826
Total common stock warrants	$1,864	$—	$—	$1,864

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2013	$23,421
Exercise of common stock warrants during 2014	(10,116)
Change in fair value of common stock warrants during 2014	(9,344)
Balance at December 31, 2014	3,961
Initial fair value of common stock warrant related to February 2015 offering	14,693
Exercise of common stock warrants during 2015	(17)
Change in fair value of common stock warrants during 2015	(16,773)
Balance at December 31, 2015	1,864
Change in fair value related to expired March 2016 common stock warrants	(38)
Change in fair value of common stock warrants during 2016	(83)
Balance at December 31, 2016	$1,743

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

Activity under the 2004 and 2014 Plans is set forth below:

				Weighted
	Shares	Outstanding Options		Average
	Available	Number of	Exercise	Exercise
	for Grant	Shares	Price	Price
Balances, December 31, 2013	175,236	6,526,506	$0.42–7.75	$3.66
Additional shares reserved	7,250,000	—
Shares expired	(1,286,025)	—
Options granted	(1,895,250)	1,895,250	2.91–4.99	3.78
Options exercised	—	(73,282)	0.64–4.90	1.43
Options canceled	179,532	(179,532)	1.64–6.18	4.63
Balances, December 31, 2014	4,423,493	8,168,942	$0.42–7.75	$3.69
Additional shares reserved	—	—
Options granted	(2,290,500)	2,290,500	0.48-5.06	4.36
Options exercised	—	(99,759)	0.79-4.90	1.75
Options canceled	1,327,547	(1,327,547)	1.30-7.75	4.39
Balances, December 31, 2015	3,460,540	9,032,136	$0.42–7.75	$3.77
Additional shares reserved	—	—
Options granted	(3,072,500)	3,072,500	0.38-0.55	0.53
Options exercised		(6,187)	0.48-0.55	0.53
Options canceled	1,156,704	(1,156,704)	0.42-5.09	2.50
Balances, December 31, 2016	1,544,744	10,941,745	$0.42–7.75	$3.00

At December 31, 2016, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.38-$0.53	1,153,000	9.29	$0.49	265,717	$0.49
$0.55-$0.55	1,414,999	8.86	$0.55	315,934	$0.55
$0.79-$1.44	1,769,313	2.47	$1.35	1,769,313	$1.35
$1.49-$3.62	2,472,416	4.55	$2.67	2,225,880	$2.57
$3.87-$4.43	1,430,358	6.99	$4.36	849,104	$4.33
$4.45-$7.75	2,701,659	3.93	$6.00	2,650,117	$6.02
$0.38-$7.75	10,941,745	5.44	$3.00	8,076,065	$3.47

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2016 were $13,000 and $6,000, respectively. As of December 31, 2016, the ending options vested and expected to vest was 10.9 million and the aggregate intrinsic value of these options was $13,000. The weighted average remaining contractual life and weighted average exercise price of these options were 5.4 years and $3.00, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for options that were in-the-money at December 31, 2016.

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 were $4,000, $0.3 million and $0.2 million, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $3,000, $0.4 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

2004 Employee Stock Purchase Plan

On January 1, 2016 and 2015 an additional 100,000 shares was authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. The 2004 Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2016, employees had purchased 92,048 shares of common stock under the 2004 Purchase Plan at an average price of $0.25. For the year ended December 31, 2015, employees had purchased 154,067 shares of common stock under the 2004 Purchase Plan at an average price of $3.49. At December 31, 2016, 134,789 shares were authorized and available for issuance under the 2004 Purchase Plan.

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

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation expense:
Research and development	$1,281	$4,090	$3,123
General and administrative	1,808	2,711	2,365
	$3,089	$6,801	$5,488

Employee Stock-based Compensation Expense

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the Company’s 2004 Purchase Plan was estimated using the following weighted-average assumptions for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Employee Stock Options
Risk-free interest rate	1.60%	1.70%	1.83%
Expected life (in years)	5.97	5.99	5.98
Dividend yield	—	—	—
Volatility	108%	83%	94%
Weighted-average fair value of stock options granted	$0.44	$3.06	$2.89
Employee Stock Purchase Plan
Risk-free interest rate	0.56%	0.39%	0.20%
Expected life (in years)	1.24	1.24	1.24
Dividend yield	—	—	—
Volatility	161%	50%	49%
Weighted-average fair value of ESPP purchase rights	$0.22	$1.58	$1.60

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

The Company recognized $3.1 million, $6.7 million and $5.4 million of stock-based compensation expense related to stock options granted and purchase rights granted under the Company’s equity compensation plans, for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity compensation plans was approximately $3.5 million before estimated forfeitures. This cost will be recorded as compensation expense ratably over the remaining weighted average requisite service period of approximately 2.4 years.

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

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.70%	2.14%	2.52%
Expected life (in years)	10	10	10
Dividend yield	—	—	—
Expected volatility	111%	103%	97%

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of approximately $6,000, $0.1 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 10—INCOME TAXES

For the years ended December 31, 2016 and 2015, the Company did not record an income tax provision due to net operating losses and the inability to record an income tax benefit. For the year ended December 31, 2014, the Company recorded an income tax benefit of $0.2 million, which was related to state minimum taxes recorded in the prior year.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2016	2015	2014
U.S. federal taxes (benefit) at statutory rate	$(8,192)	$14,900	$(7,407)
State federal income tax benefit	(261)	(448)	(571)
Unutilized (utilized) net operating losses	7,238	(11,287)	9,809
Stock-based compensation	393	898	730
Research and development credits	(1,552)	(3,135)	(952)
Tax assets not benefited	2,398	4,732	1,322
Nondeductible warrant expense	(41)	(5,703)	(3,177)
Other	17	43	44
Total	$—	$—	$(202)

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Capitalized start-up costs	$78	$103
Net operating loss carryforwards	54,250	47,725
Research and development credits	13,761	11,354
Deferred stock compensation	5,191	5,130
Other (accruals, reserves, depreciation)	362	359
Total deferred tax assets	73,642	64,671
Less: Valuation allowance	(73,642)	(64,671)
Net deferred tax assets	$—	$—

At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $143 million and $94 million, respectively, available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2017, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

The net operating loss deferred tax asset balance as of December 31, 2016 includes $0.5 million of excess tax benefits from stock option exercises.

At December 31, 2016, the Company had federal research and development tax credits of approximately $10.5 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $5.9 million, which have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance decreased by $6.2 million for the year ended December 31, 2015 and increased by $9 million and by $7.8 million for the years ended December 31, 2016 and 2014, respectively.

The Company adopted ASC Topic 740-10-50 “Accounting for Uncertainty of Income Taxes” (“ASC Topic 740-10-50”), on January 1, 2007. The Company does not believe that its unrecognized tax benefits will change over the next twelve months.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

(in thousands)	2016	2015
Gross unrecognized tax benefits at January 1,	$1,100	$1,100
Gross increases (decreases) related to prior year tax positions	—	—
Gross increases (decreases) related to current year tax positions	—	—
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—
Gross unrecognized tax benefits at December 31,	$1,100	$1,100

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 11—EMPLOYEE BENEFIT PLAN

In November 2002, the Company implemented a 401(k) plan to provide a retirement savings program for the employees of the Company. The 401(k) plan is maintained for the exclusive purpose of benefiting the 401(k) plan participants. The 401(k) plan is intended to operate in accordance with all applicable state and federal laws and regulations and, to the extent applicable, the provisions of Department of Labor regulations issued pursuant to ERISA Section 404(c). As of December 31, 2016, the Company has not made any contributions to the 401(k) plan.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2016. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to state fairly the unaudited quarterly results of operations. Net loss per common share, basic and diluted for the four quarters of each fiscal year, may not sum to the total for the fiscal year because of the different weighted average number of shares outstanding in each of the periods.

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$-	$-	$-	$-
Net income (loss)	$(7,852)	$(6,864)	$(5,696)	$(3,682)
Net income (loss) per common share
Basic	$(0.11)	$(0.10)	$(0.08)	$(0.05)
Diluted	$(0.11)	$(0.10)	$(0.08)	$(0.05)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share data)
Revenue	$3,681	$3,680	$3,680	$65,874
Net income (loss)	$(11,154)	$(8,306)	$(6,431)	$69,713
Net income (loss) per common share
Basic	$(0.17)	$(0.12)	$(0.09)	$0.98
Diluted	$(0.17)	$(0.12)	$(0.09)	$0.86

NOTE 13—SUBSEQUENT EVENTS

In March 2017, the Company entered into a definitive Merger Agreement (“Merger Agreement”), with Molecular Templates, Inc. (“Molecular Templates”), a private company limited by shares incorporated and registered in the United States and the shareholders of Molecular Templates, pursuant to which the shareholders of Molecular Templates will become the majority owners of the Company.  The number of shares of common stock of the Company to be issued in respect of each Molecular Templates share will be based upon the relative stipulated values of each of the Company and Molecular Templates as determined pursuant to the Merger Agreement. The stipulated value of the Company is subject to downward adjustment based upon the Company’s net cash balance at the closing of the transaction. Assuming that no such adjustment is applicable, immediately following the closing of the transaction, Molecular Templates equity holders are expected to own approximately 65.6% of the outstanding common stock of the Company on a fully-diluted basis.  Consummation of the transaction is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company of the transactions contemplated by the Merger Agreement and related matters. The Merger Agreement contains certain termination rights for both the Company and Molecular Templates, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Molecular Templates a termination fee of $0.8 million.  Any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

In connection with execution of the Merger Agreement, the Company made a bridge loan to Molecular Templates pursuant to a note purchase agreement and promissory notes (the “Notes”) up to an aggregate principal amount of $4.0 million with an initial closing held on March 24, 2017 for a principal amount of $2.0 million.  If the Merger Agreement is terminated prior to the to the maturity date of the Notes, the outstanding principal of the Notes plus all accrued and unpaid interest shall become due and payable upon the earlier of (i) the consummation of a qualified financing by Molecular Templates of at least $10.0 million, (ii) the occurrence of a Molecular Templates liquidity event, or (iii) the four-month anniversary of the termination of the Merger Agreement, and such amounts shall be credited against any termination fees owed by the Company to Molecular Templates pursuant to the Merger Agreement.

In addition on March 16, 2017, the Company and Molecular Templates received from Longitude Venture Partners III, L.P. (“Longitude”) an Equity Commitment Letter (the “Commitment Letter”), pursuant to which, immediately following the Closing of the Merger, Longitude will purchase $20 million of equity securities in the Company.  Longitude’s investment is subject to certain conditions, including the Closing of the Merger and the Company having secured commitments from additional investors for the purchase of an additional $20 million of such securities (the “Financing”).  The Financing will be accomplished in a private placement exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and the rules promulgated thereunder. The securities to be sold in the Financing have not been registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The closing of the Merger is not contingent upon the completion of this Financing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods and that the information accumulated and communicated to our management, including our principal executive officer and principal financial officer is appropriate, to allow timely decisions, regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2016 fiscal year pursuant to Regulation 14A for our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2017 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the 2017 Proxy Statement and is hereby incorporated by reference.

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

THRESHOLD PHARMACEUTICALS, INC.
March 27, 2017	By:	/s/ HAROLD E. SELICK, PH.D.
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

Signature	Title	Date

/s/ HAROLD E. SELICK, PH.D.	Chief Executive Officer (principal executive officer)	March 27, 2017
Harold E. Selick, Ph.D.

/s/ JOEL A. FERNANDES	Vice President, Finance and Controller (principal financial and accounting officer)	March 27, 2017
Joel A. Fernandes

/s/ JEFFREY W. BIRD, M.D., PH.D.	Director	March 27, 2017
Jeffrey W. Bird, M.D., Ph.D.

/s/ BRUCE C. COZADD	Director	March 27, 2017
Bruce C. Cozadd

/s/ DAVID R. HOFFMANN	Director	March 27, 2017
David R. Hoffmann

/s/ WILFRED E. JAEGER, M.D.	Director	March 27, 2017
Wilfred E. Jaeger, M.D.

/s/ GEORGE G. C. PARKER, PH.D.	Director	March 27, 2017
George G. C. Parker, Ph.D.

/s/ DAVID R. PARKINSON, M.D.	Director	March 27, 2017
David R. Parkinson, M.D.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1†

Agreement and Plan of Merger and Reorganization, dated March 16, 2017, by and among the Company, Molecular Templates and Merger Sub (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017)

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as subsequently amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on September 30, 2016)

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

10.9+

Form of Amended and Restated Change of Control Severance Agreement for employees at the Senior Vice President level and above (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012)

10.10+

Change of Control Severance Agreement by and between the Registrant and Tillman E. Pearce, dated as of April 9, 2012, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012)

10.11+

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

10.13†

Exclusive License Agreement, effective as of October 5, 2009, by and between the Registrant and Eleison Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 8, 2010)

EXHIBIT NUMBER	DESCRIPTION
10.14†

License and Co-Development Agreement between the Registrant and Merck KGaA, dated February 2, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 6, 2012)

10.15†

Amendment to License and Co-Development Agreement between the Registrant and Merck KGaA, dated December 2, 2013 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014)

10.16

Sales Agreement between the Registrant and Cowen and Company, LLC, dated November 2, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 2, 2015)

10.17

Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 3, 2011)

10.18+

Advisory Board Agreement by and between the Registrant and David R. Parkinson, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 1, 2014)

10.19+

Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Registrant on March 20, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 1, 2014)

10.20+

Change of Control Severance Agreement by and between the Registrant and Nipun Davar, dated as of June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on July 30, 2015)

10.21†

Termination Agreement, dated March 10, 2016, by and between Threshold Pharmaceuticals, Inc. and Merck KGaA, Darmstadt, Germany (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.22†

Amendment to Exclusive License Agreement by and between the Registrant and Eleison Pharmaceuticals, Inc., dated January 8, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.23+

Change of Control Severance Agreement by and between the Registrant and Joel Fernandes, dated as of March 11, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.24

Form of Company Support Agreement, dated March 16, 2017, by and between Molecular Templates and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.25

Form of Molecular Templates Support Agreement, dated March 16, 2017, by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.26

Form of Company Lock-Up Agreement, dated March 16, 2017, by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.27

Form of Molecular Templates Lock-Up Agreement, dated March 16, 2017, by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017)

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