Form 10-K/A
period 2016-12-31
THRESHOLD PHARMACEUTICALS INC
filed 2017-04-28
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

If an emerging growth company, indicate b check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a0 of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

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

On March 31, 2017 there were 71,591,918 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Commission File Number 001-32979), or the 2016 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 27, 2017. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2017 Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the 2016 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2016 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2016 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 27, 2017) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2016 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

THRESHOLD PHARMACEUTICALS, INC.

Annual Report on Form 10-K

Amendment No.  1

BASIS OF PRESENTATION AND NOTE REGARDING PROPOSED MERGER

In this report, unless otherwise indicated or the context otherwise requires, all references to “Threshold,” “the registrant,” “the company,” “we,” “us,” and “our” refer to Threshold Pharmaceuticals, Inc. On March 16, 2017, Threshold entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Molecular Templates, Inc., a Delaware corporation (“Molecular Templates”), a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapeutics to treat cancer, and Trojan Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Threshold (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by Threshold’s stockholders and Molecular Templates’ stockholders, Merger Sub will be merged with and into Molecular Templates (the “Merger”), with Molecular Templates surviving the Merger as a wholly-owned subsidiary of Threshold. At the effective time of the Merger (the “Effective Time”): (a) each share of Molecular Templates common stock outstanding immediately prior to the Effective Time (excluding shares held by Threshold, Merger Sub or Molecular Templates and dissenting shares, and after giving effect to the purchase or conversion rights of Molecular Templates’ preferred stockholders, warrantholders and noteholders) will be converted solely into the right to receive a number of shares of Threshold Common Stock (the “Shares”) equal to the exchange ratio described below, and (b) each outstanding Molecular Templates stock option will be assumed by Threshold. Under the exchange ratio formula in the Merger Agreement, the former Molecular Templates security holders immediately before the Merger are expected to own approximately 65.6% of the aggregate number of the Shares, and the stockholders of Threshold immediately before the Merger are expected to own approximately 34.4% of the aggregate number of the Shares, subject to certain assumptions (on a fully diluted basis). Further, this exchange ratio will be adjusted to the extent Threshold’s net cash (as defined in the Merger Agreement) at closing of the Merger (the “Closing”) is greater than $17.5 million or less than $12.5 million. Following the Closing, Molecular Templates’ Chief Executive Officer, Eric Poma, Ph.D., will become Threshold’s Chief Executive Officer, and Threshold’s corporate headquarters will be relocated to Austin, Texas. Additionally, following the Closing, the board of directors of Threshold will consist of seven directors and will be comprised of (i) two members designated by Molecular Templates, (ii) two members of the current Threshold board, including Harold E. Selick, who will act as chairman, and (iii) three members mutually agreed upon by Molecular Templates and Threshold. In addition, following the Closing, Threshold will change its name to Molecular Templates, Inc. and will change its NASDAQ symbol to MTEM. The Closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) no law or order preventing the Merger and related transactions, and (v) the effectiveness of the registration statement on Form S-4 to be filed in connection with the Merger.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of Threshold

As of April 1, 2017, the executive officers of Threshold were as follows:

Name	Age	Position(s)
Wilfred E. Jaeger, M.D.	61	Interim Chief Executive Officer and Director
Joel A. Fernandes	47	Senior Vice President, Finance and Controller
Tillman Pearce, M.D.	60	Chief Medical Officer

Background of Executive Officers

Biographical information for Dr. Jaeger is included under the heading “— Background of Directors” beginning on page 2 of this Amendment No. 1 to Annual Report on Form 10-K/A.

Joel A. Fernandes joined Threshold in April 2006 and has served as Threshold’s Senior Vice President, Finance and Controller since March 2016. Prior to March 2016, Mr. Fernandes served as Threshold’s Vice President, Finance and Controller. Prior to May 2011, Mr. Fernandes had served as Threshold’s Senior Director, Finance and Controller. Mr. Fernandes served as Associate Director of Finance at Theravance, Inc. from January 2005 to March 2006, Senior Manager of Corporate Finance at KLA-Tencor from August 2002 to January 2005 and Assistant Controller of ALZA Corporation from 1999 to 2002. Mr. Fernandes has been a Certified Public Accountant since 1996 and has a Masters in Accountancy from Manchester College, Indiana.

Tillman Pearce, M.D. joined Threshold in February 2012 as Chief Medical Officer. Dr. Pearce served as Chief Medical Officer of KaloBios Pharmaceuticals, Inc., from 2007 through 2011, where he where he oversaw the design and execution of clinical programs for three antibody therapeutics in the fields of infectious disease, inflammation (asthma and rheumatoid arthritis and hematologic malignancies), and since 2011 and prior to joining Threshold, he had been an oncology consultant. Prior to KaloBios, Dr. Pearce was a Senior Director at PDL BioPharma, Inc. from 2002 to 2007 and a Medical Director in the Oncology Business Unit at Sanofi-Synthelabo from 1997 to 2002. He has also held research positions in oncology at Sandoz and Novartis. Dr. Pearce holds a B.A. in philosophy from Tulane University and an M.D. from the Medical College of Georgia.

Directors of Threshold

As of April 1, 2017, Threshold’s directors were as follows:

Name	Age	Position	Term Expires on the Annual Meeting held in the Year
Jeffrey W. Bird, M.D., Ph.D.(1)(3)	56	Director	2017
Harold E. Selick, Ph.D.	62	Chairman and Director	2017
Wilfred E. Jaeger, M.D.	61	Interim Chief Executive Officer and Director	2018
David R. Parkinson, M.D .(3)	66	Director	2018
Bruce C. Cozadd(2)	53	Director	2019
David R. Hoffmann(1)(3)	72	Director	2019
George G.C. Parker, Ph.D.(1)(2)	78	Director	2019

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and governance committee

Our Certificate of Incorporation divides our board of directors into three classes, with staggered three-year terms. The Class I directors, whose terms expire at the 2017 annual meeting, are Jeffrey W. Bird and Harold E. Selick. The Class II directors, whose term expires at the 2018 annual meeting, are Wilfred E. Jaeger and David R. Parkinson. The Class III directors, whose terms expire at the 2019 annual meeting, are Bruce C. Cozadd, David R. Hoffmann and George G.C. Parker. Only one class of directors is elected at each annual meeting. The directors in the other classes continue to serve for the remainder of such class’ three-year term.

Background of Directors

The information presented includes information each director has given us about all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board of directors to the conclusion that he should serve as a director, our board of directors also believes that all of our directors have demonstrated a depth and breadth of experience, integrity, ability to make independent analytical inquiries, understanding of our business environment and willingness to devote adequate time to their board duties.

Bruce C. Cozadd has served as a member of Threshold’s board of directors since December 2005. Mr. Cozadd is a co-founder of Jazz Pharmaceuticals, Inc. and has served as its Chairman and Chief Executive Officer since April 2009. In January 2012, Mr. Cozadd became the Chairman and Chief Executive Officer of Jazz Pharmaceuticals plc, the successor to Jazz Pharmaceuticals, Inc. From 2003 until April 2009, he served as Executive Chairman of Jazz Pharmaceuticals, Inc. Prior to co-founding Jazz Pharmaceuticals, Inc., Mr. Cozadd served in various executive management positions with ALZA Corporation from 1991 until its acquisition by Johnson & Johnson in 2001. At the time of the Merger, Mr. Cozadd was serving as Executive Vice President and Chief Operating Officer of ALZA, with responsibility for research and development, manufacturing, and sales and marketing. Prior to joining ALZA, he was in the Corporate Finance Health Care group at Smith Barney, Harris Upham & Co. Inc. He serves on the Board of directors of Jazz Pharmaceuticals plc, Cerus Corporation and The Nueva School. He received his B.S. from Yale University and his M.B.A. from Stanford University. Threshold’s board of directors believes that Mr. Cozadd’s leadership experience at other life sciences companies gives him a breadth of knowledge and a unique perspective on the industry.

David R. Hoffmann has served as a member of Threshold’s board of directors since April 2007. Mr. Hoffmann is retired from ALZA Corporation (now a Johnson & Johnson company) where he held the positions of Vice President and Treasurer from 1992 to until his retirement in October 2002, Vice President of Finance from 1982 to 1992 and Director of Accounting/Finance from 1976 to 1982. Mr. Hoffmann is currently Chief Executive Officer of Hoffmann Associates, a multi-group company specializing in cruise travel and financial and benefit consulting. He serves on the Board of directors of DURECT Corporation. Mr. Hoffmann holds a B.S. in Business Administration from the University of Colorado. Threshold’s board of directors believes that Mr. Hoffmann’s financial knowledge and industry experience are valuable to the Board, particularly with respect to his service on the audit committee. Threshold’s board of directors has determined that Mr. Hoffmann qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

George G.C. Parker, Ph.D. has served as a member of Threshold’s board of directors since October 2004. Dr. Parker is the Dean Witter Distinguished Professor of Finance (Emeritus) and previously Senior Associate Dean for Academic Affairs and Director of the MBA Program, Graduate School of Business, Stanford University. Dr. Parker joined the faculty at Stanford University in 1973. He serves on the Board of directors of Colony Financial, Inc. and First Republic Bank and a number of private companies, and was formerly a director of Continental Airlines, Inc., Netgear, Inc., Tejon Ranch, and former Chairman of iShares Mutual Funds. Dr. Parker received his B.A. from Haverford College and his M.B.A. and Ph.D. from Stanford University. Threshold’s board of directors believes it is well served by Dr. Parker’s extensive financial and leadership experience, including his compensation committee experience.

Jeffrey W. Bird, M.D., Ph.D. has served as a member of Threshold’s board of directors since November 2008. Dr. Bird is a Managing Director of Sutter Hill Ventures, a venture capital firm based in Palo Alto, California. Dr. Bird was previously Senior Vice President, Business Operations at Gilead Sciences, where he oversaw business development and commercial activities. Dr. Bird received a degree in Biological Sciences from Stanford in 1982, a Ph.D. in Cancer Biology in 1988 and a M.D. in 1992 from Stanford Medical School. Dr. Bird is currently a Board member of Portola Pharmaceuticals, Inc., a public company, and a number of private biotechnology companies. Dr. Bird was formerly a Board member of Horizon Pharma, Inc., a public company. Threshold’s board of directors believes it benefits from Dr. Bird’s financial and medical knowledge and experience, which are valuable to the Board.

Harold E. Selick, Ph.D. served as Threshold’s Chief Executive Officer from June 2002 until March 31, 2017. He is currently Chairman of Threshold’s board of directors, on which he has served as a member since joining the company in June 2002. From June 2002 until July 2007, Dr. Selick was also a Venture Partner of Sofinnova Ventures, Inc., a venture capital firm. From January 1999 to April 2002, he was Chief Executive Officer of Camitro Corporation, a biotechnology company. From 1992 to 1999, he was at Affymax Research Institute, the drug discovery technology development center for Glaxo Wellcome plc, most recently as Vice President of Research. Prior to working at Affymax he held scientific positions at Protein Design Labs, Inc. and Anergen, Inc. As a staff scientist at Protein Design Labs, Inc. (now PDL BioPharma, Inc., or PDL) he co-invented the technology underlying the creation of fully humanized antibody therapeutics and applied that to PDL’s first product, Zenapax (daclizumab), which was developed and commercialized by Roche for preventing kidney transplant rejection. Dr. Selick serves as Lead Director of PDL, a public company, serves as Chairman of the Board of directors of Catalyst Biosciences, a public drug discovery and development company, and also serves as Chairman of the Board of directors of Protagonist Therapeutics, a privately-held biotechnology company. Dr. Selick received his B.A. in Biophysics and Ph.D. in Biology from the University of Pennsylvania and was a Damon Runyon-Walter Winchell Cancer Fund Fellow and an American Cancer Society Senior Fellow at the University of California, San Francisco. Threshold’s board of directors believes that Dr. Selick’s extensive experience with Threshold and his industry knowledge provide an invaluable insight to Threshold’s board of directors on issues involving Threshold and its goals.

Wilfred E. Jaeger, M.D. was appointed as Threshold’s interim Chief Executive Officer, effective April 1, 2017 and has served as a member of Threshold’s board of directors since 2001. He has been a Partner of Three Arch Partners, a venture capital firm, since 1993. Dr. Jaeger serves on the Board of directors of a number of private companies, as well as Concert Pharmaceutical, Inc., a public pharmaceutical company. Dr. Jaeger received his B.S. from the University of British Columbia, his M.D. from the University of British Columbia, School of Medicine and his M.B.A. from Stanford University. Threshold’s board of directors believes that Dr. Jaeger’s financial and medical knowledge and experience are valuable to the Board, particularly with respect to his past service on the audit and compensation committees.

David R. Parkinson, M.D. has served as a member of Threshold’s board of directors since 2010. Dr. Parkinson is the Chief Executive Officer of ESSA Pharma and Venture Advisor to New Enterprise Associates (NEA). From 2007 until 2012, Dr. Parkinson served as president and Chief Executive Officer of Nodality, a South San Francisco-based biotechnology company focused on the biological characterization of signaling pathways in patients with malignancy to enable more effective therapeutics development and clinical decision making. Until October 2007, Dr. Parkinson was Senior Vice President, Oncology Research and Development, at Biogen, Idec., where he oversaw all oncology discovery research efforts and the development of the oncology pipeline. Previously he had served as Vice President, Oncology Development, at Amgen and Vice President, Global Clinical Oncology Development, at Novartis. During his tenures at Amgen, a public biotechnology company, and Novartis, a public biotechnology company, Dr. Parkinson was responsible for clinical development activities leading to a series of successful global drug registrations for important cancer therapeutics, including Gleevec, Femara, Zometa, Kepivance, and Vectibix. Prior to working in the biotechnology industry, Dr. Parkinson worked at the National Cancer Institute from 1990 to 1997, serving as Chief of the Investigational Drug Branch, then as acting associate director of the Cancer Therapy Evaluation Program. Dr. Parkinson is a past Chairman of the FDA Biologics Advisory Committee and is a recipient of the FDA’s Cody Medal. He is a past president of the International Society of Biological Therapy, and a past editor of the Journal of Immunotherapy. He has served on the National Cancer Policy Forum of the Institute of Medicine and is a past co-chair of the Cancer Steering Committee of the NIH Foundation Biomarkers Consortium. He has also served as a member of the FDA’s Science Board, as an elected director on the Board of directors of the American Association of Cancer Research, and as a director on the Board of the Ontario Institute for Cancer Research. He currently serves as a Board Director for the Multiple Myeloma Research Foundation and as the Chairperson of the American Association of Cancer Research (AACR) Finance and Audit Committee. Dr. Parkinson was formerly a Director of Facet Biotech, Inc., a public biopharma company which was acquired by Abbott Pharmaceuticals as well as a director of Ambit Biosciences, a public biopharma company recently acquired by Daiichi Sankyo. He currently serves as director on the Board of directors of Cerulean Pharma, Inc., a public biopharma company focused on the discovery and development of anti-cancer drugs. Dr. Parkinson received his medical degree as gold medalist from the University of Toronto Faculty of Medicine in 1977. He completed a Hematology Fellowship at Royal Victoria Hospital at McGill University in Montreal and was a Research Fellow at the New England Medical Center at Tufts University in Boston. He has held academic positions both at Tufts and the University of Texas MD Anderson Cancer Center, and has authored over 100 peer-reviewed publications in the fields of cancer immunobiology and immune oncology as well as therapeutics and diagnostic development. Threshold’s board of directors believes that Dr. Parkinson’s medical, regulatory and industry knowledge and experience are valuable to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, and the rules promulgated by the SEC, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership of our equity securities, and changes in that ownership, with the SEC. To our knowledge, based solely on our review of the copies of such reports received or written representations from such persons that no other reports were required, we believe that our directors, executive officers and beneficial owners of more than 10% of our equity securities complied with all applicable filing requirements during 2016.

Certain Corporate Governance Matters

Audit Committee. Threshold’s audit committee currently consists of Mr. Hoffmann (chair), Dr. Bird and Dr. Parker. Threshold’s board of directors has determined that all members of the audit committee are independent directors under the NASDAQ listing standards applicable SEC requirements and each of them is able to read and understand fundamental financial statements. Threshold’s board of directors has determined that Mr. Hoffmann qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

The purpose of the audit committee is to oversee Threshold’s accounting and financial reporting processes and audits of its financial statements. Although management has primary responsibility for the system of internal controls and the financial reporting process, the responsibilities of the audit committee include appointing and approving the compensation of the independent registered public accounting firm to conduct the annual audit of Threshold’s financial statements, reviewing and evaluating the scope and results of the annual audit, approving all professional services to be provided to Threshold by its independent registered public accounting firm, meeting with management and the independent registered public accounting firm to discuss its financial statements and matters that may affect its financial statements, and reviewing, overseeing and approving transactions between Threshold and any related persons.

Code of Ethics. Threshold has adopted a Code of Ethics that applies to all of Threshold’s officers, directors and employees, including Threshold’s principal executive officer and all members of Threshold’s finance department, including Threshold’s principal financial officer. The Code of Ethics can be found at www.thresholdpharm.com, by clicking first on “Investors” then clicking on “Corporate Governance” and then clicking on “Code of Ethics.” Threshold intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its Code of Ethics by posting such information on its website at the website address and location specified above.

Director Nominations. No material changes have been made to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Description of Compensation Arrangements

Below is a description of compensation arrangements applicable to our “named executive officers,” which are those current and former executive officers of Threshold that are named in the “Summary Compensation Table” beginning on page 7 of this Amendment No. 1 to Annual Report on Form 10-K/A.

Executive Employment Agreements. Threshold does not have employment agreements currently in effect with any of its named executive officers. Like other employees, its named executive officers are eligible for annual salary increases, cash bonus awards and discretionary stock option awards. From time to time, Threshold has provided an offer letter in connection with a named executive officer’s commencement of employment which describes such officer’s initial terms of employment. However, each of named executive officer’s employment is at-will and not governed by the terms of their respective offer letters.

Change of Control Severance Agreements; Severance for Terminated named executive officer. Threshold’s named executive officers have entered into change of control severance agreements with the company, which are described below in the section titled “— Post-Termination Compensation” beginning on page 9 of this Amendment No. 1 to Annual Report on Form 10-K/A. In connection with Stewart M. Kroll’s termination effective September 30, 2016, we provided Mr. Kroll with certain severance benefits, which benefits are described below in the section titled “— Post-Termination Compensation” beginning on page 9 of this Amendment No. 1 to Annual Report on Form 10-K/A.

Annual Performance Cash Bonus Awards. Threshold has historically maintained an annual performance-based cash program under which each year Threshold’s named executive officers are eligible to receive a performance-based cash bonus for achievement of pre-determined company and personal goals. However, no annual performance-based cash bonuses were awarded for 2015 or 2016, and no goals were established for purposes of any bonus eligibility for 2016.

Discretionary Stock Option Awards. In addition to salary and short-term incentive compensation in the form of performance-based cash bonus awards, Threshold provides its named executive officers with long-term equity incentives, in the form of stock options. Stock options in 2016 were granted under Threshold’s 2014 Plan, have a term of ten years and vest 1/48th of the total shares monthly following the date of grant such that all shares are 100% vested as of four years after the date of grant, subject to vesting acceleration as described below under the section titled “— Post-Termination Compensation” beginning on page 9 of this Amendment No. 1 to Annual Report on Form 10-K/A. All stock options granted in 2016 were granted with an exercise price equal to 100% of the fair market value of Threshold’s common stock on the date of grant. 1,500,000 shares were subject to the named executive officers’ option grants in 2016, including 300,000 for Mr. Stewart Kroll.

2014 Equity Incentive Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. All of Threshold’s employees, non-employee directors and consultants are eligible participants under the 2014 Plan. As of December 31, 2016, a total of 1,544,744 shares of Threshold’s common stock were available for future issuance under the 2014 Plan. For more detail on the share reserve under the 2014 Plan see the section titled “— Equity Compensation Plan Information” beginning on page 14 of this Amendment No. 1 to Annual Report on Form 10-K/A. The 2014 Plan is administered by the Board of directors, which has delegated concurrent authority to administer the 2014 Plan to Threshold’s compensation committee, including for purposes of approving equity award grants to Threshold’s named executive officers.

Options granted under the 2004 Plan may be either “incentive stock options” or nonstatutory stock options, provided that incentive stock options may be granted only to Threshold’s employees. The exercise price of stock options may not be less than 100% of the fair market value of Threshold’s common stock on the date of grant or, in the case of an incentive stock option, 110% of such fair market value if granted to a holder of 10% or more of Threshold’s common stock, or a 10% stockholder.

The applicable plan administrator determines the vesting schedule applicable to options. For options granted to Threshold’s named executive officers in 2016, the options vest as to 1/48th of the total shares monthly following the date of grant such that all shares are 100% vested as of four years after the date of grant. The term of options may not be more than ten years from the date of grant, except that the term of any incentive stock option granted to a 10% stockholder may not be more than five years from the date of grant. Generally, if an awardee’s continuous service with Threshold terminates, the awardee’s vested options will remain exercisable for up to three months following such termination, except that (i) if such termination is due to death or disability, the awardee’s vested options will remain exercisable for up to 12 months following the awardee’s termination due to the awardee’s disability or for up to 18 months following the awardee’s death and (ii) if such termination is for cause, the awardee’s options may not be exercised from and after such termination. Under the 2014 Plan, the term of a stock option may be extended if the exercise of the stock option following the awardee’s termination of continuous service (other than upon the awardee’s disability or death and other than for cause) would be prohibited by applicable securities laws or the sale of any common stock received upon exercise of the stock option following the awardee’s termination of service (other than for cause) would violate Threshold’s insider trading policy. In no event, however, may a stock option be exercised after its original expiration date.

Acceptable forms of consideration for the purchase of Threshold’s common stock pursuant to the exercise of a stock option under the 2014 Plan is determined by the applicable plan administrator and may include payment: (i) by cash, check, bank draft or money order payable to Threshold; (ii) pursuant to a program developed under Regulation T as promulgated by the Federal Reserve Board; (iii) by delivery to Threshold of shares of common stock (either by actual delivery or attestation); (iv) by a net exercise arrangement (for nonstatutory stock options only); or (v) in other legal consideration approved by the applicable plan administrator.

Generally, an awardee may not transfer a stock option granted under the 2014 Plan other than by will or the laws of descent and distribution or, subject to approval by the applicable plan administrator, pursuant to a domestic relations order or an official marital settlement agreement. However, the applicable plan administrator may permit transfer of a stock option in a manner consistent with applicable tax and securities laws. In addition, subject to approval by the applicable plan administrator, an awardee may designate a beneficiary who may exercise the stock option following the awardee’s death.

Unless otherwise provided in an awardee’s award agreement or other written agreement with Threshold or one of its affiliates or in any director compensation policy, in the event of a “fundamental transaction”, any outstanding awards may be assumed, converted or replaced by the successor corporation (if any). In the alternative, the successor corporation may substitute equivalent awards or provide substantially similar consideration to awardees as was provided to stockholders (after taking into account the existing provisions of the awards). The successor corporation may also issue, in place of outstanding shares of Threshold’s common stock held by awardees, substantially similar shares or other property subject to repurchase restrictions no less favorable to the awardees. In the event such successor corporation (if any) does not assume or substitute awards pursuant to a fundamental transaction, the vesting of such awards will fully and immediately accelerate or Threshold’s repurchase rights, if any, will fully and immediately terminate, as applicable, so that the awards may be exercised or the repurchase rights will terminate before, or otherwise in connection with the fundamental transaction, but then terminate. However, the applicable plan administrator may provide that the vesting of any shares of Threshold’s common stock subject to an award that are subject to vesting or Threshold’s right of repurchase will accelerate or lapse, as applicable, upon a fundamental transaction. If the applicable plan administrator exercises such discretion with respect to options, such options will become exercisable in full prior to the fundamental transaction at such time and on such conditions as the applicable plan administrator determines, and if such options are not exercised prior to the fundamental transaction, they will terminate at such time as determined by the applicable plan administrator. Subject to any greater rights granted to awardees under the provisions of the 2014 Plan, in the event of a fundamental transaction, any outstanding awards will be treated as provided in the applicable agreement or plan of merger, consolidation, dissolution, liquidation, or sale of assets.

Under the 2014 Plan, a stock award may be subject to acceleration of vesting and exercisability upon or after a “change in control” as may be provided in the awardee’s stock award agreement or other written agreement with Threshold or one of its affiliates, or as may be provided in any director compensation policy, but in the absence of such provision, no such acceleration will occur. In this regard, each of Threshold’s named executive officers is a party to a change of control severance agreement with Threshold that provides each named executive officer with full equity award vesting acceleration benefits if such named executive officer is involuntarily terminated within 18 months following a change of control of Threshold. For more information on these change of control severance agreements, the benefits of which would be triggered by the Merger, see section titled “— Post-Termination Compensation” beginning on page 9 of this Amendment No. 1 to Annual Report on Form 10-K/A.

For purposes of the 2014 Plan, a fundamental transaction generally will be deemed to occur in the event of the consummation of: (i) a merger or consolidation in which Threshold is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, Threshold’s reincorporation in a different jurisdiction, or other transaction in which there is no substantial change in Threshold’s stockholders or their relative stock holdings and the awards granted under the 2014 Plan are assumed, converted or replaced by the successor corporation); (ii) a merger in which Threshold is the surviving corporation but after which its stockholders immediately prior to such merger (other than any stockholder that merges, or which owns or controls another corporation that merges, with Threshold in such merger) cease to own their shares or other equity interest in the company; (iii) the sale of all or substantially all of Threshold’s assets; or (iv) the acquisition, sale, or transfer of more than 50% of Threshold’s outstanding shares by tender offer or similar transaction. For purposes of the 2014 Plan, a change in control generally will be deemed to occur in the event: (i) a person, entity or group acquires, directly or indirectly, Threshold’s securities representing more than 50% of the combined voting power of Threshold’s then outstanding securities, other than by virtue of a merger, consolidation, or similar transaction; (ii) there is consummated a merger, consolidation, or similar transaction and, immediately after the consummation of such transaction, Threshold’s stockholders immediately prior thereto do not own, directly or indirectly, more than 50% of the combined outstanding voting power of the surviving entity or the parent of the surviving entity in substantially the same proportions as their ownership of Threshold’s outstanding voting securities immediately prior to such transaction; (iii) Threshold’s stockholders or its Board of directors approves a plan of complete dissolution or liquidation of the company, or a complete dissolution or liquidation of the company will otherwise occur, except for a liquidation into a parent corporation; (iv) there is consummated a sale or other disposition of all or substantially all of Threshold’s consolidated assets, other than a sale or other disposition to an entity in which more than 50% of the entity’s combined voting power is owned by Threshold’s stockholders in substantially the same proportions as their ownership of Threshold’s outstanding voting securities immediately prior to such sale or other disposition; or (v) a majority of Threshold’s board of directors becomes comprised of individuals whose nomination, appointment, or election was not approved by a majority of the Board members or their approved successors. The Merger, if consummated, will constitute a change of control for purposes of the 2014 Plan.

Employee Stock Purchase Plan. Additional long-term equity incentives are provided through Threshold’s 2004 Employee Stock Purchase Plan, or ESPP. The ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Under the ESPP, all of Threshold’s employees (who are not 5% owners of Threshold’s common stock), including the named executive officers, are eligible participants. The ESPP permits participants to purchase Threshold’s common stock through payroll deductions of between 1% and 15% of the participant’s compensation, up to a maximum of 3,000 shares per purchase period. The ESPP contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period.

401(k) Plan. Threshold maintains a defined contribution employee retirement plan, or 401(k) plan, for its employees. Its named executive officers are also eligible to participate in the 401(k) plan on the same basis as its other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(a) of the Code. The 401(k) plan provides that each participant may contribute up to the statutory limit, which is $18,000 for calendar year 2016 and 2016. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2016 and 2017 may be up to an additional $6,000 above the statutory limit. Threshold currently does not make matching contributions into the 401(k) plan on behalf of participants. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Additional Benefits. The named executive officers are eligible to participate in Threshold’s other benefit plans generally available to all employees.

Pension Benefits. Other than with respect to Threshold’s 401(k) plan, its named executive officers do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement.

Nonqualified Deferred Compensation. During the year ended December 31, 2016, Threshold’s named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by Threshold that provides for the deferral of compensation on a basis that is not tax-qualified.

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to the compensation earned by Threshold’s former Chief Executive Officer, who resigned effective March 31, 2017, Threshold’s two most highly compensated executive officers other than its Chief Executive Officer who were serving as executive officers as of December 31, 2016, and Threshold’s former Chief Operating Officer, whose employment with Threshold terminated effective September 30, 2016. These individuals are referred to in this proxy statement as the “named executive officers.”

SUMMARY COMPENSATION TABLE—FISCAL 2015 AND 2016

Name and Principal Position	Year	Salary(1)($)	Option Awards(2)($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation($)		Total($)
Harold E. Selick, Ph.D.	2016	575,000	349,280	—	1,980	(3)	926,260
Former Chief Executive Officer	2015	575,000	1,252,680	—	2,063	(3)	1,829,743
Joel A. Fernandes	2016	281,000	90,620	—	416	(3)	372,036
Senior Vice President, Finance and Controller	2015	281,000	219,219	—	430	(3)	500,649
Tillman Pearce, M.D.	2016	405,000	90,620	—	1,290	(3)	496,910
Chief Medical Officer	2015	405,000	501,072	—	1,344	(3)	907,416
Stewart M. Kroll	2016	247,500	281,898	—	371,002	(3)	900,400
Former Chief Operating Officer	2015	330,000	313,170	—	1,344	(3)	644,514

(1)	Includes amounts deferred pursuant to Threshold’s 401(k) plan.
(2)	The dollar amounts in this column reflect the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing formula and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9 of the notes to Threshold’s audited consolidated financial statements included in Threshold’s 2016 Annual Report on Form 10-K, filed the SEC on March 29, 2017. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers. In addition, with respect to the Mr. Kroll, the amount reported for 2016 includes, in addition the grant date fair value of his 2016 option grant, $145,968 of aggregate incremental fair value, as calculated in accordance with ASC 718, with respect to the modification of 533,560 of vested stock option awards that were modified in connection with his termination as part of Threshold’s September 2016 workforce reduction. The modification increased the post-termination exercise period of Mr. Kroll’s outstanding vested stock options at September 30, 2016 from ninety days to up to two years.
(3)	Represents group term life insurance premiums paid by Threshold on behalf of the named individual named executive officer. For Mr. Kroll, in addition to group term life insurance premiums, this amount also includes accrual of severance benefits of $330,000 as well as accrual of paid time off benefits of $39,886, in fiscal year 2016, both of which were paid in fourth quarter of 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by Threshold’s named executive officers at the end of fiscal year 2016.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END TABLE

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price(2) ($)	Option Expiration Date
Harold E. Selick, Ph.D.	3/14/2016	150,000		650,000	0.55	03/13/2026
	2/26/2015	183,333		216,667	4.43	02/25/2025
	5/16/2014	209,895		115,105	3.62	5/15/2024
	3/13/2013	337,500		22,500	5.09	3/12/2023
	4/06/2012	325,000		—	7.22	4/05/2022
	6/07/2011	400,000		—	1.64	6/06/2021
	5/25/2010	785,000		—	1.44	5/24/2020
	1/09/2009	70,000		—	0.79	1/08/2019
	2/27/2008	41,666		—	1.30	2/26/2018
	3/20/2007	41,666		—	1.30	3/19/2017
Joel A. Fernandes	3/11/2016	37,500		162,500	0.55	03/10/2026
	2/26/2015	32,083		37,917	4.43	02/25/2025
	5/16/2014	32,291		17,709	3.62	5/15/2024
	3/13/2013	84,375		5,625	5.09	3/12/2023
	4/06/2012	60,000		—	7.22	4/05/2022
	6/07/2011	80,000		—	1.64	6/06/2021
	5/25/2010	40,000		—	1.44	5/24/2020
	1/9/2009	10,000		—	0.79	1/08/2019
	2/27/2008	16,666		—	1.30	2/26/2018
	11/02/2007	3,333		—	1.30	11/01/2017
	1/24/2007	3,333		—	1.30	1/23/2017
Tillman Pearce, M.D.	3/11/2016	37,500		162,500	0.55	03/10/2026
	2/26/2015	73,333		86,667	4.43	02/25/2025
	5/16/2014	93,645		51,355	3.62	5/15/2024
	3/13/2013	131,250		8,750	5.09	3/12/2023
	2/16/2012	212,000	(3)	—	3.46	2/15/2022
Stewart M. Kroll (4)	3/11/2016	37,499		—	0.55	09/30/2018
	2/26/2015	39,583		—	4.43	09/30/2018
	5/16/2014	52,499		—	3.62	09/30/2018
	3/13/2013	87,500		—	5.09	09/30/2018
	4/06/2012	100,000		—	7.22	09/30/2018
	6/07/2011	113,000		—	1.64	09/30/2018
	5/25/2010	77,899		—	1.44	09/30/2018
	1/9/2009	9,082		—	0.79	09/30/2018
	2/27/2008	14,415		—	1.30	2/26/2018
	04/02/2007	2,083		—	1.30	04/01/2017

(1)	All options were granted under and subject to the terms of either Threshold’s 2004 Equity Incentive Plan, for options granted prior to May 16, 2014, or under Threshold’s 2014 Equity Incentive Plan for options granted on May 16, 2014. Each option has a term of ten years and except as otherwise indicated, vests one-forty-eighth (1/48) of the total shares monthly following the date of grant such that all shares are 100% vested as of four years after the date of grant.
(2)	The exercise price per share of each option grant is the closing price of Threshold’s common stock on the NASDAQ Capital Market on the date of grant.
(3)	This grant is a new hire option and vests one-fourth (1/4) of the total shares on the one-year anniversary of the date of grant, and one-thirty-sixth (1/36) monthly following the one-year anniversary such that all shares are 100% vested as of four years after the date of grant. The number of vested shares reflects the transfer in 2015 of beneficial ownership of 18,000 of the vested shares to Dr. Pearce’s ex-spouse pursuant to a marital settlement agreement.
(4)	Mr. Kroll was terminated as an executive officer in September 2016. In conjunction with the termination of his employment, his post termination exercise period of his vested options at September 30, 2016, was increased from ninety days to up to two years. In addition, the number of shares reported reflects the transfer in 2016 of beneficial ownership of a portion of the indicated stock options to Mr. Kroll’s ex-spouse pursuant to a domestic relations order.

Option Exercises During 2016

Our named executive officers did not exercise any stock options during the year ended December 31, 2016. However, beneficial ownership of vested stock options covering 40,577 shares was transferred to Mr. Kroll’s former spouse pursuant to a domestic relations order in 2015. Mr. Kroll did not realize a specific dollar amount upon this transfer, as the transfer was made in connection with a mutually agreed allocation of and release of claims with respect to marital property.

Post-Termination Compensation

Change of Control Severance Agreements and Merger-Related Modifications

Threshold has entered into change of control severance agreements with its named executive officers that provide for certain benefits upon the named executive officer’s involuntary termination, including in connection with a change of control transaction. For purposes of these agreements, the Merger, if consummated, will constitute a change of control transaction.

Agreement with Dr. Selick. In December 2004, Threshold entered into a change of control severance agreement with Dr. Selick, which was amended and restated in November 2008, and further amended and restated in April 2012. This agreement provides that if Dr. Selick’s employment is involuntarily terminated (which generally means his resignation following a material reduction in his duties, position or responsibilities, a material reduction in base salary, a relocation of work location, any termination other than for cause or for which there lacks valid grounds or failure by any successor to the company to assume the terms of his change of control severance agreement), then he will be entitled to a lump sum cash severance payment equivalent to 12 months base salary as in effect as of the date of termination. This agreement also provides that if Dr. Selick is involuntarily terminated within 18 months following a change of control of Threshold, then he will be entitled to the following enhanced change of control severance benefits: a lump sum payment equivalent to 12 months base salary and any applicable allowances in effect as of the date of termination or, if greater, as in effect in the year in which the change of control occurs; payment of the full amount of Dr. Selick’s target bonus for the calendar year of termination plus a pro rata portion (based on the number of full weeks during such year) of the amount of such bonus or, if no target bonus has been established, an amount equal to Dr. Selick’s bonus in the prior year plus a pro rata portion (based on the number of full weeks during such year) of the amount of such bonus; immediate acceleration and vesting of all stock options or other awards granted prior to the change of control; the termination of our right to repurchase shares of restricted stock purchased prior to the change of control; extension of the exercise period for stock options granted prior to the change of control to two years following the date of termination; and up to 12 months of health benefits.

In connection with the Merger, upon the recommendation of the compensation committee, the board of directors deemed Dr. Selick’s resignation as Chief Executive Officer effective March 31, 2017 to be an “involuntary termination” for purposes of his change of control severance agreement, but only if the Merger occurs within four months following March 31, 2017 and if he remains as Chairman of the Board through the Closing of the Merger. Accordingly, if the Merger occurs by July 31, 2017 and he remains Chairman of the Board, then Dr. Selick will be entitled to the enhanced change of control severance benefits.

All of the benefits provided above are expressly contingent on Dr. Selick’s delivery to us of a satisfactory release of claims.

Agreement with Dr. Pearce. We entered into a change of control severance agreement with Dr. Pearce in April 2012 that was modified in connection with the Merger. The agreement provides that if Dr. Pearce’s employment is involuntarily terminated (which generally means his resignation following a material reduction in his duties, position or responsibilities, a material reduction in base salary, a relocation of work location, any termination other than for cause or for which there lacks valid grounds or failure by any successor to Threshold to assume the terms of his change of control severance agreement), then Dr. Pearce will be entitled to a lump sum cash severance payment equivalent to 12 months base salary as in effect as of the date of termination. In addition, if Dr. Pearce is involuntarily terminated within 18 months following a change of control, then Dr. Pearce will be entitled to the following enhanced change of control severance benefits: a lump sum payment equivalent to 12 months’ base salary and any applicable allowances in effect as of the date of termination or, if greater, as in effect in the year in which the change of control occurs; payment of any bonus due in the year of termination plus a pro rata amount of the bonus that would have been awarded for the year following termination, assuming full bonus payment for that year; immediate acceleration and vesting of all stock options or other awards granted prior to the change of control; the termination of our right to repurchase shares of restricted stock purchased prior to the change of control; extension of the exercise period for stock options or other awards granted prior to the change of control to two years following the date of termination; and up to 12 months of health benefits.

In connection with the Merger, Dr. Pearce’s agreement was modified to provide that if an involuntary termination occurs during the four-month period prior to the Merger rather than following the Merger, and the Merger is consummated, the termination will be treated as having occurred following the Merger and will entitle Dr. Pearce to the enhanced change of control severance benefits. In connection with such modification, the compensation committee may choose to reduce the salary portion of the enhanced change of control severance benefits by salary earned after such date as the compensation committee may determine.

All of the benefits provided above are expressly contingent on Dr. Pearce’s delivery to us of a satisfactory release of claims.

Agreement with Mr. Fernandes. In connection with his promotion to Senior Vice President of Finance and Controller in March 2016, Threshold entered into a new change of control severance agreement with Mr. Fernandes, which was modified in connection with the Merger. The agreement provides that if Mr. Fernandes’ employment is involuntarily terminated (which generally means Mr. Fernandes’ resignation following a material reduction in his duties, position or responsibilities, a material reduction in base salary, a relocation of work location, any termination other than for cause or for which there lacks valid grounds or failure by any successor to Threshold to assume the terms of the new severance agreement), then Mr. Fernandes will be entitled to a lump sum cash severance payment equivalent to 12 months base salary as in effect as of the date of termination. In addition, if Mr. Fernandes is involuntarily terminated within 18 months following a change of control of Threshold, then Mr. Fernandes will be entitled to the following enhanced change of control severance benefits: a lump sum payment equivalent to 12 months’ base salary and any applicable allowances in effect as of the date of termination or, if greater, as in effect in the year in which the change of control occurs; payment of the full amount Mr. Fernandes’ target bonus for the calendar year of termination plus a pro rata portion (based on the number of full weeks during such year) of the amount of such bonus or, if no target bonus has been established, an amount equal to Mr. Fernandes bonus in the prior year plus a pro rata portion (based on the number of full weeks during such year) of the amount of such bonus; immediate acceleration and vesting of all equity awards granted by Threshold to Mr. Fernandes prior to the change of control; extension of the exercise period for stock options granted prior to the change of control to up to two years following the date of termination; and up to 12 months of health benefits.

In connection with the Merger, Mr. Fernandes’ agreement was modified to provide that if an involuntary termination occurs during the four-month period prior to the Merger rather than following the Merger, and the Merger is consummated, the termination will be treated as having occurred following the Merger and will entitle Mr. Fernandes to the enhanced change of control severance benefits. In connection with such modification, the compensation committee may choose to reduce the salary portion of the enhanced change of control severance benefits by salary earned after such date as the compensation committee may determine.

All of the benefits provided above are expressly contingent on Mr. Fernandes’ delivery to us of a satisfactory release of claims.

Severance Arrangements for Mr. Kroll

In connection with Mr. Kroll’s termination effective September 30, 2016, we provided Mr. Kroll with the following severance benefits in exchange for this full general release of any claims that he may have on account of his employment with us: (1) a lump sum cash payment equal to one year of base salary pursuant to the pre-existing change of control severance agreement that we previously entered into with Mr. Kroll and (2) the post-termination exercise period applicable to all of Mr. Kroll’s vested stock options was increased from ninety days to up to two years.

Other Termination and Change of Control Benefits

Other than as set forth in a named executive officer’s change of control severance agreement with us, and except as otherwise provided by applicable law, our named executive officers are generally not entitled to any additional benefits upon a termination or change of control of our company. However, under both the 2004 Plan and the 2014 Plan, in the event of a fundamental transaction (as defined in the respective plan, which would include the Merger, if consummated), if the successor corporation does not assume, convert or replace or substitute equivalent awards for outstanding equity awards granted pursuant to the 2004 Plan or the 2014 Plan, then the vesting of such equity awards shall be accelerated in full and will terminate in connection with the closing or completion of the fundamental transaction. In addition, under the 2004 Plan, if awards granted under the 2004 Plan are assumed, converted, replaced or substituted for equivalent awards or outstanding equity awards following a fundamental transaction or change of control (which would include the Merger, if consummated), and the holder of an award is terminated without cause (other than due to death or disability) or resigns for good reason within 18 months following the transaction, any outstanding awards will accelerate for 12 months of vesting and be exercisable for three months following such termination.

DIRECTOR COMPENSATION

We generally provide our non-employee directors with cash and equity compensation for their service on our board of directors. The board of directors is responsible for considering and approving the compensation paid to our non-employee directors, upon recommendation from the compensation committee. The compensation committee reviews the compensation paid to our non-employee directors with input and market data provided by the compensation committee’s outside compensation consultant. In this regard, in March 2015, the board of directors approved a non-employee director compensation policy, or the director compensation policy, that sets forth the terms of the cash and equity compensation that will be paid to our non-employee directors beginning in 2015. Our director compensation policy was approved after the compensation committee received input and market data from Radford, its independent compensation consultant in 2015. The director compensation policy adopted in March 2015 generally provides for the same compensation as our 2014 non-employee director compensation program, except based on Radford’s analysis and to better reflect the average compensation received by new members of the boards of directors of our comparator companies, the compensation committee recommended and the board approved an increase in the size of the initial stock option granted to individuals who are elected or appointed for the first time from 25,000 shares to 35,000 shares. As described below, the size of the annual stock option grants to continuing non-employee directors was subsequently increased in March 2016.

Cash Compensation. Under our director compensation policy, each non-employee director was entitled to receive the following cash compensation for board services, as applicable, for 2016:

•	a $30,000 annual retainer for service as a member of our board of directors;

•	a supplemental annual retainer for the chairs of the board committees in the following amounts: $20,000 for the chair of the audit committee, $14,000 for the chair of the compensation committee and $14,000 for the chair of the nominating and governance committee; and

•	a supplemental annual retainer of $11,000 for each member of audit committee, compensation committee and the nominating and governance committee other than the chairs.

All of our directors are entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

Equity Compensation. Under our director compensation policy, upon first joining our board of directors, a non-employee director is awarded an initial grant of an option to purchase 35,000 shares of our common stock that vests monthly over a three-year period. On the date of each annual meeting of stockholders, each non-employee director serving on our board of directors on such date provided that the applicable individual has served as a non-employee director for at least six months prior to such date) was awarded an annual grant of an option to purchase 20,000 shares of our common stock that vests monthly over one year. However, the compensation committee recommended and the board approved in March 2016 an increase in the size of the annual stock option grants from 20,000 shares to 35,000 shares of our common stock that vests monthly over a one-year period. Accordingly, on June 24, 2016, each non-employee director was granted an option to purchase 35,000 shares of our common stock at an exercise price of $0.38 per share, the closing price of our common stock on the NASDAQ Capital Market on the date of grant. These options expire on June 23, 2026. The options are granted under and subject to the terms of our 2014 Plan, the terms of which are described in more detail above under “Executive Compensation—Description of Compensation Arrangements—2014 Equity Incentive Plan” beginning on page 5 of this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, under our director compensation policy, in the event of a fundamental transaction (as defined in the 2014 Plan) while a 2014 Plan participant remains a non-employee director, the shares subject to all initial and annual option grants held by such non-employee director will vest in full immediately prior to the effective date of the fundamental transaction, with all such options terminating immediately following the consummation of the fundamental transaction unless assumed by the successor corporation. Likewise, in the event of a change of control (as defined in the 2014 Plan), while a participant remains a non-employee director, the shares subject to all outstanding initial and annual option grants held by such non-employee director will automatically vest in full, and such options will remain exercisable until the expiration or sooner termination of the applicable option term. The Merger, if consummated, will constitute a change of control for purposes of the 2014 Plan.

Director Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as a director of Threshold during 2016. Dr. Selick, Threshold’s Chairman, is not listed in the following table because he was Threshold’s employee during all of 2016 and his compensation is described in section titled “Executive Compensation” beginning on page 5 of this Amendment No. 1 to Annual Report on Form 10-K/A.

DIRECTOR COMPENSATION FOR FISCAL 2016

Name	Fees Earned or Paid in Cash($)	Option Awards($)(1)(2)	Total($)
Jeffrey W. Bird, M.D., Ph.D.	52,000	10,574	62,574
Bruce C. Cozadd	41,000	10,574	51,574
David R. Hoffmann	64,000	10,574	74,574
Wilfred E. Jaeger, M.D.(3)	55,000	10,574	65,574
George G.C. Parker, Ph.D.	41,000	10,574	51,574
David R. Parkinson, M.D.	41,000	10,574	51,574

(1)	The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to the directors listed in the table above in 2016. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing formula and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 9 of the notes to Threshold’s audited consolidated financial statements included in the 2016 Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by Threshold’s directors.
(2)	The aggregate number of shares subject to outstanding stock options held by each director listed in the table above as of December 31, 2016 was as follows: 165,000 shares for Dr. Bird; 165,000 shares for Mr. Cozadd; 167,500 shares for Mr. Hoffman; 115,000 shares for Dr. Jaeger; 142,500 shares for Dr. Parker; and 152,500 shares for Dr. Parkinson.
(3)	In connection with Dr. Jaeger’s appointment of interim Chief Executive Officer effective March 31, 2017, Dr. Jaeger is no entitled longer receive compensation as a non-employee member of the board and is instead being paid a monthly salary of $20,000 for his service as interim Chief Executive Officer. Other than the foregoing, there were no new compensatory arrangements or modifications to existing compensatory arrangements nor were there any grants or awards made to Dr. Jaeger in connection with his appointment as Thresholds’ interim Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of Threshold common stock as of March 31, 2017 (except where otherwise indicated) for:

•	each person, or group of affiliated persons, who are known by Threshold to beneficially own more than 5% of the outstanding shares of Threshold common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of the current directors and executive officers of Threshold as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of March 31, 2017, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

Shares of Threshold common stock that may be acquired by an individual or group within 60 days of March 31, 2017, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The percentage of ownership is based on 71,591,518 shares of common stock outstanding on March 31, 2017, adjusted as required by the rules promulgated by the SEC to determine beneficial ownership. Except as contemplated by the Merger, Threshold does not know of any arrangements, including any pledge by any person of securities of Threshold, the operation of which may at a subsequent date result in a change of control of Threshold.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Shares Beneficially Owned(2)
Stockholders owning more than 5%
First Eagle Investment Management, LLC.(3)	7,093,802	9.91%
1345 Avenue of the Americas
New York, NY 10105
Sutter Hill Ventures and certain affiliated persons(4)	6,159,004	8.59%
755 Page Mill Road, Suite A-200
Palo Alto, CA 94304
Directors and named executive officers
Jeffrey W. Bird, M.D., Ph.D. (5)	4,601,424	6.4%
Bruce C. Cozadd(6)	159,583	*
Joel A. Fernandes(7)	463,324	*
David R. Hoffmann(8)	159,583	*
Wilfred E. Jaeger, M.D.(9)	189,583	*
George G.C. Parker, Ph.D.(10)	145,655	*
David R. Parkinson, M.D.(11)	149,583	*
Tillman Pearce, M.D.(12)	618,097	*
Harold E. Selick, Ph.D.(13)	3,132,617	4.22%
Stewart Kroll (14)	593,207	*
All current directors and executive officers as a group (10 persons)(15)	10,212,656	13.31%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Threshold Pharmaceuticals, Inc., 170 Harbor Way, Suite 300, South San Francisco, CA 94080.

(2)	Percentage ownership is based on 71,591,518 shares of Threshold common stock outstanding as of March 31, 2017. Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after March 31, 2017. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.
(3)	The information contained in the table and this footnote is based on a Schedule 13G/A filed with the SEC on February 6, 2017, by First Eagle Investment Management, LLC, reporting beneficial ownership as of December 31, 2016. First Eagle Investment Management, LLC has the sole power to vote or to direct the voting of these shares.
(4)	The information contained in the table and this footnote is based on a Schedule 13G/A filed with the SEC on February 14, 2017 and a Form 4 filed with the SEC on February 14, 2017, by Sutter Hill Ventures, a California Limited Partnership, which is referred to as Sutter Hill Ventures, and certain persons affiliated with Sutter Hill Ventures, reporting beneficial ownership as of March 31, 2017. Based on the information provided by the reporting persons in the Schedule 13G/A and Form 4, these shares consist of: (a) 4,098,266 shares held by Sutter Hill Ventures; (b) 340,156 shares held in the Jeffrey W. and Christina R. Bird Trust of which Dr. Bird, who is a member of Threshold’s board of directors, is a trustee, 919 shares held in a Roth IRA for the benefit of Dr. Bird and 162,083 shares subject to options granted to Dr. Bird which are exercisable within 60 days after March 31, 2017; and (c) 1,557,580 shares held by individuals other than Dr. Bird who are affiliated with Sutter Hill Ventures or entities affiliated with such individuals. Dr. Bird may be deemed to have shared voting and investment power with respect to the shares held by the Jeffrey W. and Christina R. Bird Trust. Dr. Bird and Sutter Hill Ventures do not have any voting or investment power with respect to the shares held by individuals affiliated with Sutter Hill Ventures and entities affiliated with such individuals referenced under part (c) of this note. Dr. Bird, Tench Coxe, James N. White, Michael L. Speiser, Stefan A. Dyckerhoff and Samuel J. Pullara III, referred to collectively as the Sutter Hill Principals, may be deemed to have shared voting and investment power with respect to the shares held by Sutter Hill Ventures. As a result of the shared voting and dispositive powers referenced herein, the Sutter Hill Principals may each be deemed to beneficially own the shares held by Sutter Hill Ventures.
(5)	Dr. Bird’s beneficial ownership includes all shares referenced in footnote (4) other than the shares referenced under part (c) of footnote (5).
(6)	Consists of 159,583 shares subject to options granted to Mr. Cozadd which are exercisable within 60 days of March 31, 2017.
(7)	Includes 435,204 shares subject to options granted to Mr. Fernandes, all of which are exercisable within 60 days after March 31, 2017. Also includes 23,975 shares acquired by Mr. Fernandes under Threshold’s 2004 Employee Stock Purchase Plan.
(8)	Consists of 159,583 shares subject to options granted to Mr. Hoffmann, all of which are exercisable within 60 days of March 31, 2017.
(9)	Consists of 112,083 shares subject to options granted to Dr. Jaeger, all of which are exercisable within 60 days of March 31, 2017, 52,500 shares of common stock directly held, and 25,000 shares issuable upon the exercise of warrants issued to Dr. Jaeger.
(10)	Consists of 137,083 shares subject to options granted to Dr. Parker, all of which are exercisable within 60 days of March 31, 2017 and 8,572 shares of common stock held by Dr. Parker.
(11)	Consists of 149,583 shares subject to options granted to Dr. Parkinson, all of which are exercisable within 60 days of March 31, 2017.
(12)	Includes 609,080 shares subject to options granted to Dr. Pearce, all of which are exercisable within 60 days of March 31, 2017. Also includes 9,000 shares acquired by Mr. Pearce under Threshold’s 2004 Employee Stock Purchase Plan.
(13)	Includes 2,683,747 shares subject to options granted to Dr. Selick, all of which are exercisable within 60 days after March 31, 2017. Also includes 48,653 shares acquired by Dr. Selick under Threshold’s 2004 Employee Stock Purchase Plan.
(14)	Includes 531,477 shares subject to options granted to Mr. Kroll, all of which are exercisable within 60 days after March 31, 2017. Also includes 32,837 shares acquired by Mr. Kroll under Threshold’s 2004 Employee Stock Purchase Plan.
(15)	Includes outstanding options to purchase 5,139,506 shares, all of which are exercisable within 60 days after March 31, 2017. Also includes 114,465 shares acquired under Threshold’s 2004 Employee Stock Purchase Plan by Threshold’s executive officers as a group.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to all of Threshold’s equity compensation plans in effect as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)(2)
Equity compensation plans approved by stockholders:	10,941,745	$3.00	1,679,533
Equity compensation plans not approved by stockholders	—	—	—

Total	10,941,745	$3.00	1,679,533

(1)	Includes1,544,744 shares of our common stock remaining available for future issuance under our 2014 Equity Incentive Plan, or the 2014 Plan. The 2014 Plan was adopted on May 15, 2014, with an aggregate initial share reserve consisting of the sum of (i) 6,000,000 newly reserved shares plus (ii) up to 6,626,157 additional shares (the “Prior Plan Shares”) that may be added to the 2014 Plan in connection with the forfeiture or expiration of awards outstanding under our now expired 2004 Equity Incentive Plan as of May 15, 2014 (the “Returning Shares”). The Prior Plan Shares will be added to the share reserve under the 2014 Plan only as and when such shares become Returning Shares.
(2)	Includes 134,789 shares of our common stock remaining available for future issuance under our 2004 Employee Stock Purchase Plan, or 2004 Purchase Plan. On each January 1 through and including January 1, 2019, the number of authorized shares under our 2004 Purchase Plan is automatically increased by a number of shares equal to the lesser of:

•	1% of the number of our shares issued and outstanding on such date;

•	100,000 shares; or

•	an amount determined by our board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions and Business Relationships

Participation in Public Offering

On February 18, 2015, Threshold completed an underwritten public offering of 8,300,000 shares of its common stock and warrants to purchase 8,300,000 shares of its common stock. The combined purchase price to the public for each share of common stock and accompanying warrant was $3.62. However, one of Threshold’s directors who participated in the offering, Wilfred E. Jaeger, who in March 2017 also became Threshold’s interim Chief Executive Officer, paid an additional $0.125 price per share of common stock and accompanying warrant in accordance with the rules of NASDAQ. Net cash proceeds from the public offering were approximately $28.2 million, after deducting the underwriting discounts and commissions and offering expenses payable by Threshold. The warrants issued in the offering carried an initial exercise price of $10.86 per share and were exercisable at any time and from time to time commencing with the date six months following the issuance date and continuing through the date that is five years from the issuance date. Pursuant to adjustment provided in the Warrant, effective January 21, 2016, the exercise price was adjusted to be the floor price of $3.62 per share. The investors in this offering included following related parties listed in the table below.

Name of Related Party	Shares Purchased (#)	Shares Underlying Warrants Purchased (#)	Purchase Price ($)
Capital Ventures International(1)	4,150,000	4,150,000	$15,023,000
Wilfred E. Jaeger, M.D.	25,000	25,000	$93,625

(1)	Became a greater than 5% stockholder of Threshold as a result of Threshold’s February 2015 public offering and, accordingly, became a “related party” of Threshold under applicable SEC rules and regulations.

Since this offering was public, with the price to the public in the offering determined in part by a book building process with the underwriters and in part by negotiation at arms-length with parties that were not, prior to the offering, related parties, the offering was not specifically reviewed in advance as a related-party transaction. However, the offering was approved in advance by Threshold’s board of directors and by a pricing committee of Threshold’s board of directors. Threshold’s nominating and governance committee, which served as the independent review and oversight body due to the participation of Dr. Jaeger (who at the time had served on Threshold’s audit committee) in the offering, subsequently reviewed the offering.

Indemnification Arrangements

Threshold’s amended and restated certificate of incorporation and amended and restated bylaws provide that Threshold will indemnify each of its directors and officers to the fullest extent permitted by Delaware law. Further, Threshold has entered into separate indemnification agreements with each of its directors and executive officers. Such agreements require Threshold, among other things, to indemnify its directors and officers, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

Related Party Transaction Policy and Procedures

Threshold has not yet adopted a written related-party transactions policy. However, applicable NASDAQ rules require that Threshold’s audit committee (or another independent body of the Board of directors) conduct an appropriate review and oversight of all related-party transactions for potential conflict of interest situations on an ongoing basis. In addition, Threshold’s audit committee has been delegated the express authority and responsibility to review, provide oversight of and to approve related-party transactions. For these purposes, “related-party transactions” are generally those transactions required to be disclosed by Threshold in its proxy statements and annual reports that it files with the SEC in which certain categories of enumerated persons (including Threshold’s executive officers and directors and their immediately family members, as well as Threshold’s significant stockholders) have a direct or indirect material interest. In approving or rejecting any proposed related-party transaction, the audit committee considers the relevant facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to Threshold, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence.

Director Independence

As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Consistent with the requirements under the NASDAQ listing standards, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Threshold, its senior management and its independent registered public accounting firm, our board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Dr. Selick, the Chairman of Threshold’s board of directors and Threshold’s Chief Executive Officer until March 31, 2017, is not an independent director by virtue of his past employment with Threshold, and Dr. Jaeger, Threshold’s interim Chief Executive Officer, is not an independent director by virtue of his current employment with Threshold. In addition, Threshold’s board of directors has determined that each member of the audit committee, compensation committee and nominating and governance committee meets the applicable NASDAQ and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to

Threshold. In determining that Dr. Bird and Dr. Parkinson are independent within the meaning of the applicable NASDAQ listing standards and SEC rules, Threshold’s board of directors considered Dr. Bird’s affiliation with one of Threshold’s significant stockholders and determined that such relationships would not interfere with either Dr. Bird’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor’s Fees

The following table shows the fees billed or expected to be billed by Ernst & Young LLP for 2016 and 2015 in connection with audit services rendered during the past two fiscal years.

	2016	2015
Audit Fees(1)	$404,244	$619,860
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$404,244	$619,860

(1)	Audit fees represent fees for professional services provided in connection with the audit of Threshold’s financial statements and review of its quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit and the review of the financial statements and which are not reported under “Audit Fees.” There were no audit-related fees billed for fiscal 2016 or fiscal 2015.
(3)	Tax fees represent fees and expenses for professional services for tax compliance, tax advice and tax planning. There were no tax fees billed for fiscal 2016 or fiscal 2015.
(4)	All other fees represent fees for products and services other than the services described above. There were no other fees billed for fiscal 2016 or fiscal 2015.

Pre-Approval Policies and Procedures

Threshold’s audit committee has a policy and procedures for the pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. Threshold’s policy generally requires the pre-approval of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The audit committee has also delegated to the chair of the audit committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by Threshold’s independent registered public accounting firm and associated fees, provided that the chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full audit committee at its next regular meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017:

(1) The following financial statements of Threshold and the report of Ernst & Young LLP were included in Part II, Item 8 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements including the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017.

(3) The following exhibits are included herein or incorporated herein by reference:

EXHIBIT NUMBER	DESCRIPTION
2.1†	Agreement and Plan of Merger and Reorganization, dated March 16, 2017, by and among the Registrant, Molecular Templates, Inc. and Trojan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as subsequently amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 7, 2016).

4.1	Form of Warrant issued pursuant to the Registrant’s prospectus supplement, dated February 11, 2015, and accompanying prospectus (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

10.1+	2004 Amended and Restated Equity Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 15, 2012).

10.2+	2004 Employee Stock Purchase Plan of the Registrant As Amended and Restated Effective May 22, 2009 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010).

10.3+	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-114376), filed on December 6, 2004).

10.4+	Form of Notice of Grant of Stock Options and Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 (File No. 000-51136) to the Registrant’s Current Report on Form 8-K filed on March 17, 2006).

10.5+	2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.6+	Form of Stock Option Grant Notice and Option Agreement for employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.7+	Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.8+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on November 2, 2007).

10.9+	Form of Amended and Restated Change of Control Severance Agreement for employees at the Senior Vice President level and above (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012).

10.10+	Change of Control Severance Agreement by and between the Registrant and Tillman E. Pearce, dated as of April 9, 2012, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012).

10.11+	Change of Control Severance Agreement by and between the Registrant and Stewart M. Kroll dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012).

10.12+	Form of Change of Control Severance Agreement for employees at the Vice President level (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

10.13†	Exclusive License Agreement, effective as of October 5, 2009, by and between the Registrant and Eleison Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 8, 2010).

10.14†	License and Co-Development Agreement between the Registrant and Merck KGaA, dated February 2, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 6, 2012).

10.15†	Amendment to License and Co-Development Agreement between the Registrant and Merck KGaA, dated December 2, 2013 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014).

10.16	Sales Agreement between the Registrant and Cowen and Company, LLC, dated November 2, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 2, 2015).

10.17	Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 3, 2011).

10.18+	Advisory Board Agreement by and between the Registrant and David R. Parkinson, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 1, 2014).

10.19+	Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Registrant on March 20, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 1, 2014).

10.20+	Change of Control Severance Agreement by and between the Registrant and Nipun Davar, dated as of June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on July 30, 2015).

10.21†	Termination Agreement, dated March 10, 2016, by and between the Registrant and Merck KGaA, Darmstadt, Germany (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.22†	Amendment to Exclusive License Agreement by and between the Registrant and Eleison Pharmaceuticals, Inc., dated January 8, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.23+	Change of Control Severance Agreement by and between the Registrant and Joel Fernandes, dated as of March 11, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.24	Form of Support Agreement of the Registrant, dated March 16, 2017, by and between the Registrant and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.25	Form of Support Agreement of Molecular Templates, Inc., dated March 16, 2017, by and between Molecular Templates, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.26	Form of Lock-Up Agreement of the Registrant, dated March 16, 2017, by and between the Registrant and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.27	Form of Lock-Up Agreement of Molecular Templates, Inc., dated March 16, 2017, by and between the Molecular Templates, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3***	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4***	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017.
**	Furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017.
***	Filed herewith.
†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

THRESHOLD PHARMACEUTICALS, INC.

April 28, 2017	By:	/s/ WILFRED E. JAEGER, M.D.
Wilfred E. Jaeger, M.D. Interim Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

(3) The following exhibits are included herein or incorporated herein by reference:

EXHIBIT NUMBER	DESCRIPTION

2.1†	Agreement and Plan of Merger and Reorganization, dated March 16, 2017, by and among the Registrant, Molecular Templates, Inc. and Trojan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as subsequently amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 7, 2016).

4.1	Form of Warrant issued pursuant to the Registrant’s prospectus supplement, dated February 11, 2015, and accompanying prospectus (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

10.1+	2004 Amended and Restated Equity Incentive Plan of the Registrant, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 15, 2012).

10.2+	2004 Employee Stock Purchase Plan of the Registrant As Amended and Restated Effective May 22, 2009 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010).

10.3+	Form of Indemnification Agreement by and between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-114376), filed on December 6, 2004).

10.4+	Form of Notice of Grant of Stock Options and Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 (File No. 000-51136) to the Registrant’s Current Report on Form 8-K filed on March 17, 2006).

10.5+	2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.6+	Form of Stock Option Grant Notice and Option Agreement for employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.7+	Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on May 21, 2014).

10.8+	Offer Letter by and between the Registrant and Joel A. Fernandes dated November 1, 2007 (incorporated by reference to Exhibit 10.36 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on November 2, 2007).

10.9+	Form of Amended and Restated Change of Control Severance Agreement for employees at the Senior Vice President level and above (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012).

10.10+	Change of Control Severance Agreement by and between the Registrant and Tillman E. Pearce, dated as of April 9, 2012, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012).

10.11+	Change of Control Severance Agreement by and between the Registrant and Stewart M. Kroll dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32979) filed on April 12, 2012).

10.12+	Form of Change of Control Severance Agreement for employees at the Vice President level (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

10.13†	Exclusive License Agreement, effective as of October 5, 2009, by and between the Registrant and Eleison Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 8, 2010).

10.14†	License and Co-Development Agreement between the Registrant and Merck KGaA, dated February 2, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 6, 2012).

10.15†	Amendment to License and Co-Development Agreement between the Registrant and Merck KGaA, dated December 2, 2013 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014).

10.16	Sales Agreement between the Registrant and Cowen and Company, LLC, dated November 2, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 2, 2015).

10.17	Sublease by and between the Registrant and Exelixis, Inc. dated as of July 25, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 3, 2011).

10.18+	Advisory Board Agreement by and between the Registrant and David R. Parkinson, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 1, 2014).

10.19+	Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Registrant on March 20, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 1, 2014).

10.20+	Change of Control Severance Agreement by and between the Registrant and Nipun Davar, dated as of June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on July 30, 2015).

10.21†	Termination Agreement, dated March 10, 2016, by and between the Registrant and Merck KGaA, Darmstadt, Germany (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.22†	Amendment to Exclusive License Agreement by and between the Registrant and Eleison Pharmaceuticals, Inc., dated January 8, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.23+	Change of Control Severance Agreement by and between the Registrant and Joel Fernandes, dated as of March 11, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 5, 2016).

10.24	Form of Support Agreement of the Registrant, dated March 16, 2017, by and between the Registrant and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.25	Form of Support Agreement of Molecular Templates, Inc., dated March 16, 2017, by and between Molecular Templates, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.26	Form of Lock-Up Agreement of the Registrant, dated March 16, 2017, by and between the Registrant and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.27	Form of Lock-Up Agreement of Molecular Templates, Inc., dated March 16, 2017, by and between the Molecular Templates, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3***	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4***	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017.
**	Furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2017.
***	Filed herewith.
†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.