Form 10-Q
period 2017-03-31
THRESHOLD PHARMACEUTICALS INC
filed 2017-05-16
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-32979

Threshold Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3705 Haven Ave., Suite 120, Menlo Park, CA 94025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 28, 2017, there were 71,591,518 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2017	December 31, 2016 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,438	$10,551
Marketable securities, current	6,163	13,000
Notes receivable	2,000	—
Prepaid expenses and other current assets	352	623
Total current assets	19,953	24,174
Property and equipment, net	—	109
Total assets	$19,953	$24,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328	$822
Collaboration payable	—	129
Accrued clinical and development expenses	178	777
Accrued liabilities	1,704	888
Total current liabilities	2,210	2,616
Warrant liability	2,407	1,743
Deferred rent	9	36
Total liabilities	4,626	4,395
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 71,591,518 shares at March 31, 2017 and 71,560,294 shares at December 31, 2016	72	72
Additional paid-in capital	373,864	373,352
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(358,608)	(353,534)
Total stockholders’ equity	15,327	19,888
Total liabilities and stockholders’ equity	$19,953	$24,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—
Operating expenses:
Research and development	1,590	6,005
General and administrative	2,853	2,249
Total operating expenses	4,443	8,254
Loss from operations	(4,443)	(8,254)
Interest income (expense), net	33	32
Other income (expense), net	(664)	370
Net loss	(5,074)	(7,852)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1	22
Comprehensive loss	$(5,073)	$(7,830)
Net loss per share:
Basic	$(0.07)	$(0.11)
Diluted	$(0.07)	$(0.11)
Weighted average number of shares used in net loss per share calculations:
Basic	71,575	71,488
Diluted	71,575	71,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,074)	$(7,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	185
(Gain) loss on sale of property and equipment	(21)	9
Stock-based compensation expense	505	843
Change in common stock warrant fair value	664	(370)
Changes in operating assets and liabilities:
Collaboration receivable/payable	(129)	1,114
Prepaid expenses and other assets	271	719
Accounts payable	(494)	838
Accrued clinical and development expenses	(599)	(3,509)
Accrued liabilities	816	(2,582)
Deferred rent	(27)	(22)
Net cash used in operating activities	(4,062)	(10,627)
Cash flows from investing activities:
Issuance of promissory notes to Molecular Templates, Inc.	(2,000)	—
Purchases of marketable securities	(299)	(7,495)
Proceeds from sale of property and equipment	100	—
Proceeds from maturities of marketable securities	7,141	19,731
Net cash provided by investing activities	4,942	12,236
Cash flows from financing activities:
Proceeds from issuance of common stock	7	13
Net cash provided by financing activities	7	13
Net increase in cash and cash equivalents	887	1,622
Cash and cash equivalents, beginning of period	10,551	9,589
Cash and cash equivalents, end of period	$11,438	$11,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Threshold Pharmaceuticals, Inc. (the “Company”) is a biotechnology company using its expertise in the tumor microenvironment to discover and develop therapeutic agents that selectively target tumor cells for the treatment of patients living with cancer. The Company has no commercial products, and the Company announced at the end of 2015 that its lead product candidate, evofosfamide, a novel, hypoxia-activated prodrug of a bis-alkylating agent, did not meet its primary endpoint of demonstrating a statistically significant improvement in two pivotal Phase 3 clinical trials.  In 2016, the Company engaged a financial and strategic advisor to explore a range of alternatives to enhance stockholder value, including but not limited to business combination and/or partnership opportunities, as well as a distribution of a significant amount of cash to stockholders, and dissolution of the Company.  In March 2017, the Company entered into a definitive agreement for a merger with Molecular Therapeutics, Inc. See Note 3 regarding this transaction.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

In March 2016, the FASB issued an accounting standard update, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted the standard effective January 1, 2017 and the adoption did not have a material effect on its condensed consolidated financial statement for quarter ending March 31, 2017.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(5,074)	$(7,852)

Denominator:
Weighted average common shares outstanding	71,575	71,488

Net loss per share
Basic	$(0.07)	$(0.11)
Diluted	$(0.07)	$(0.11)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2017	2016
Shares issuable upon exercise of warrants	8,300	8,300
Shares issuable upon exercise of stock options	10,827	11,561
Shares issuable related to the 2004 Purchase Plan	20	39

NOTE 3 — Merger Agreement with Molecular Templates

In March 2017, the Company entered into a definitive Merger Agreement (“Merger Agreement”), with Molecular Templates, Inc. (“Molecular Templates”), a private company incorporated and registered in the United States and the shareholders of Molecular Templates, pursuant to which the shareholders of Molecular Templates will become the majority owners of the Company.  The number of shares of common stock of the Company to be issued in respect of each Molecular Templates share will be based upon the relative stipulated values of each of the Company and Molecular Templates as determined pursuant to the Merger Agreement. The stipulated value of the Company is subject to downward adjustment based upon the Company’s net cash balance at the closing of the transaction. Assuming that no such adjustment is applicable, immediately following the closing of the transaction, Molecular Templates equity holders are expected to own approximately 65.6% of the outstanding common stock of the Company on a fully-diluted basis.  Consummation of the transaction is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company of the transactions contemplated by the Merger Agreement and related matters. The Merger Agreement contains certain termination rights for both the Company and Molecular Templates, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Molecular Templates a termination fee of $0.8 million.  Any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

In connection with execution of the Merger Agreement, the Company made a bridge loan to Molecular Templates pursuant to a note purchase agreement and promissory notes (the “Notes”) up to an aggregate principal amount of $4.0 million with an initial closing held on March 24, 2017 for a principal amount of $2.0 million.  If the Merger Agreement is terminated prior to the maturity date, which is the one year anniversary from the signing of the note purchase agreement, of the Notes, the outstanding principal of the Notes plus all accrued and unpaid interest shall become due and payable upon the earlier of (i) the consummation of a qualified financing by Molecular Templates of at least $10.0 million, (ii) the occurrence of a Molecular Templates liquidity event, or (iii) the four-month anniversary of the termination of the Merger Agreement, and such amounts shall be credited against any termination fees owed by the Company to Molecular Templates pursuant to the Merger Agreement.

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

NOTE 4 — STOCKHOLDERS’ EQUITY

Common Stock Warrant Valuation

The Company accounts for its common stock warrants under guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability or equity. ASC 815 requires the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statements of operations.

At both March 31, 2017 and December 31, 2016 the Company had warrants outstanding to purchase 8.3 million shares of common stock, having an exercise price of $3.62 per share, which warrants were issued by the Company in the February 2015 offering. The fair value of these warrants on March 31, 2017 and December 31, 2016 was determined using a Black-Scholes model with the following key level 3 inputs:

	March 31, 2017	December 31, 2016
Risk-free interest rate	1.50%	1.93%
Expected life (in years)	2.89	3.13
Dividend yield	—	—
Volatility	141%	135%
Stock price	$0.57	$0.44

During three months ended March 31, 2017, the change in fair value of $0.7 million of noncash expense related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the February 2015 offering, subject to fair value measurements as of March 31, 2017 and December 31, 2016:

	Fair Value as of March 31, 2017	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
February 2015 warrants	$2,407	$—	$—	$2,407

	Fair Value as of December 31, 2016	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
February 2015 warrants	$1,743	$—	$—	$1,743

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2016	$1,743
Change in fair value of common stock warrants during three months ended March 31, 2017	664
Balance at March 31, 2017	$2,407

NOTE 5 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the 2004 Purchase Plan, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations for the three months ended March 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization of stock-based compensation:
Research and development	$151	$318
General and administrative	354	525
	$505	$843

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the 2004 Purchase Plan was estimated using the following weighted-average assumptions for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Employee Stock Options:
Risk-free interest rate	—	1.64%
Expected term (in years)	—	6.02
Dividend yield	—	—
Volatility	—	108%
Weighted-average fair value of stock options granted	$—	$0.45

	Three Months Ended March 31,
	2017	2016
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.56%	0.56%
Expected term (in years)	1.24	1.24
Dividend yield	—	—
Volatility	161%	161%
Weighted-average fair value of ESPP purchase rights	$0.22	$0.22

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.5 million of stock-based compensation expense related to stock options and purchase rights, under the Company’s equity incentive plans and 2004 Purchase Plan, for the three months ended March 31, 2017 and $0.8 million of stock-based compensation for the three months ended March 31, 2016. As of March 31, 2017, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $2.9 million before forfeitures. This cost will be recorded as compensation expense on a straight-line basis over the remaining weighted average requisite service period of approximately 2.3 years.

Equity Incentive Plans

Equity Incentive Plans At March 31, 2017, 1,659,008 shares were authorized and available for issuance under the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	10,941,745	$3.00	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeitures	(114,264)	$1.49	—	—
Outstanding at March 31, 2017	10,827,481	$3.01	5.20	$115,102
Vested and expected to vest March 31, 2017	10,773,313	$3.02	5.17	$113,582
Exercisable at March 31, 2017	8,355,859	$3.44	4.19	$48,103

No stock options were exercised during the three months ended March 31, 2017 and 2016. The Company issues new shares of common stock upon exercise of options. As there was no exercises, there was no related tax benefit realized by the Company.

2004 Employee Stock Purchase Plan On January 1, 2017, an additional 100,000 shares was authorized for issuance under the 2004 Purchase Plan pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the three months ended March 31, 2017, plan participants had purchased 31,624 shares at an average purchase price of $0.25 for total cash proceeds of $7,000.  At March 31, 2017, 203,165 shares were authorized and available for issuance under the 2004 Purchase Plan.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value as of March 31, 2017	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$3,102	$3,102	$—	$—
Corporate debt securities	1,565	—	1,565	—
Government securities	3,199	—	3,199	—
Commercial paper	9,245	—	9,245	—

Total cash equivalents and marketable securities	$17,111	$3,102	$14,009	$—

	Fair Value as of December 31, 2016	Basis of Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds	$2,746	$2,746	$—	$—
Corporate debt securities	4,206	—	4,206	—
Government securities	5,299	—	5,299	—
Commercial paper	10,966	—	10,966	—

Total cash equivalents and marketable securities	$23,217	$2,746	$20,471	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2017 and December 31, 2016:

As of March 31, 2017 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$3,102	$—	$—	$3,102
Corporate debt securities	1,565	—	—	1,565
U.S. Government securities	3,200	—	(1)	3,199
Commercial paper	9,245	—	—	9,245
	17,112	—	(1)	17,111
Less cash equivalents	10,948	—	—	10,948
Total marketable securities	$6,164	$—	$(1)	$6,163

As of December 31, 2016 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$2,746	$—	$—	$2,746
Corporate debt securities	4,208	—	(2)	4,206
U.S. Government securities	5,299	1	(1)	5,299
Commercial paper	10,966	—	—	10,966
	23,219	1	(3)	23,217
Less cash equivalents	10,217	—	—	10,217
Total marketable securities	$13,002	$1	$(3)	$13,000

There were no realized gains or losses in three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the weighted average maturity for the Company’s available for sale securities was 0.5 months, with the longest maturity being July 2017.

The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The following table provides the breakdown of the marketable securities with unrealized losses at March 31, 2017 (in thousands):

	In loss position for less than twelve months
As of March 31, 2017 (in thousands):	Fair Value	Unrealized Loss
U.S. Government securities	$3,199	$(1)

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

Years Ending December 31,
2017	25
Thereafter	—
Total	$25

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of March 31, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company that has historically used our expertise in the tumor microenvironment to discover and develop therapeutic and diagnostic agents that selectively target tumor cells for the treatment of patients living with cancer. Most recently, the Company has devoted substantially all of its research, development, clinical efforts and financial resources to its two therapeutic product candidates based on hypoxia-activated prodrug technology in the clinic: evofosfamide and tarloxotinib; and its imaging agent product candidate:  [18F]-HX4.   In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany (“Merck KGaA”), in patients with advanced pancreatic cancer; and that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival.  Of particular note based on the data from the September 1, 2015 cut-off date for the MAESTRO trial, a meaningful improvement in overall survival was reported for a subgroup of 123 Asian patients (enrolled at Japanese and South Korean sites) in which the risk of death was reduced by 48 percent for patients on the treatment arm compared to patients on the control arm. The hazard ratio (“HR”) for this subgroup was 0.52 (95% confidence interval (or “CI”: 0.32 – 0.85).  In particular and based upon Merck KGaA’s MAESTRO data, the 116 patients from Japan from the treatment arm had a median overall survival of 13.6 months versus 9.1 months for those patients on the control arm with significant improvements in progression free survival, objective response rates, and reductions in the pancreatic cancer biomarker, CA19-9. No new safety findings were identified in the MAESTRO study and the safety profile was consistent with that previously reported in other studies of evofosfamide plus gemcitabine. Based on the results of our analyses, we discussed potential registration pathways with Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”).  In March 2017, we received minutes from the Company’s formal meeting with the PMDA indicating that the Company’s analysis of the data from the randomized Phase III study, EMR200592-001 (N=693), conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase II study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a New Drug Application (“JNDA”) for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  We are currently in discussions with the PMDA to clarify the scope of a new Phase 3 clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population.  Our current evofosfamide development strategy is limited to the Company-sponsored Phase I clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, initiated March 1, 2017 and investigator-sponsored clinical trials of evofosfamide in combination with antiangiogenic therapies in a variety of tumor types as described in more detail below under “Our Product Candidates in Part 1 Item 1. Business Section.”

Our second product candidate, tarloxotinib, was a prodrug designed to selectively release a covalent (irreversible) EGFR tyrosine kinase inhibitor under hypoxic conditions. In September, 2016, the Company announced that its Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with mutant EGFR-positive, T790M-negative advanced non-small cell lung cancer(NSCLC) progressing on an EGFR tyrosine kinase inhibitor (TH-CR-601) did not achieve its primary interim response rate endpoint. While the Company’s other Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with recurrent or metastatic squamous cell carcinomas of the skin met its primary interim response rate endpoint, the other two arms of the study, evaluating tarloxotinib bromide for the treatment of patients with recurrent or metastatic squamous cell carcinomas of the head and neck did not achieve their primary interim response rate endpoint, and the overall results from the two trials didn't meet the activity thresholds required to justify further development investment by the Company. Accordingly, no further clinical development of tarloxotinib or HX4 is planned. We plan to present preliminary results from both trials at an upcoming medical meeting.

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
•

Develop evofosfamide in parallel with partnering TH-3424 and/or HX4and broadening our pipeline by in-licensing or acquiring new product candidates. We are currently in ongoing discussions with the PMDA to clarify the scope of a new clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population in the Phase 3 MAESTRO clinical trial.  In addition, we are in the process of completing our analyses of the available biomarker data from the Phase 3 MAESTRO trial in patients with pancreatic cancer with the goal of identifying additional subgroups of patients that may benefit from treatment with evofosfamide and gemcitabine. In parallel, we intend to complete the Phase 1 clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center and several ISTs as described in more detail below under “Product Candidates.”  TH-3424 is our small-molecule drug candidate, discovered at Threshold, being evaluated for the potential treatment of hepatocellular (liver) cancer, castrate resistant prostate cancer, T-cell acute lymphoblastic leukemias, and other cancers expressing high levels of aldo-keto reductase family 1 member C3, or AKR1C3. Tumors overexpressing AKR1C3 can be resistant to radiation therapy and chemotherapy. TH-3424 is a prodrug in preclinical development that selectively releases a potent DNA cross-linking agent in the presence of AKR1C3.  Preliminary nonclinical toxicology studies including biochemical, in vitro cell-based and in vivo animal-based characterization of its pharmacological properties were presented at the 2016 Annual Meeting of the American Association for Cancer Research (AACR) in April 2016.  The preliminary nonclinical studies suggested an adequate therapeutic index.  We believe that the preliminary nonclinical study results warrant continued development of TH-3424 in Investigational New Drug (IND)-enabling toxicology studies in collaboration with Ascenta Pharmaceuticals, Ltd. which we expect will be completed by the fourth quarter of 2017. Our ability to advance the clinical development of evofosfamide is dependent upon our ability to obtain additional funding, including entering into new collaborative or partnering arrangements for evofosfamide, TH-3424 and/or HX4. In this regard, we are currently seeking pharmaceutical and diagnostic partners for TH-3424 and HX4 with a commercial presence in oncology. Subject to our ability to obtain additional funding, we also intend to evaluate opportunities with academic institutions or pharma- and biopharmaceutical companies to potentially in-license or acquire new product candidates.

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

We were incorporated in October 2001. We have devoted substantially all of our resources to research and development of our product candidates, principally evofosfamide and tarloxotinib. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our former collaboration with Merck KGaA. As of March 31, 2017 and December 31, 2016, we had cash, cash equivalents and marketable securities of $17.6 million and $23.6 million, respectively. The cash, cash equivalents and marketable securities as of March 31, 2017 excludes a $2.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note. We currently have no ongoing collaborations for the development and commercialization of evofosfamide, and no source of revenue. However, we continue to seek out new strategic partners for the continued development of TH-3424, as well as new in-licensing opportunities for us and funding for those opportunities.  If these efforts are not successful, we may be unable to continue as a going concern.

Subject to our ability to obtain additional funding and to otherwise advance the development of evofosfamide, we expect to devote substantial resources to research and development in future periods as we potentially start additional clinical trials on our own or with a potential future strategic partner or collaborator. While we expect to incur additional research and development expenses in the absence of additional funding as a result of the planned Phase 1 clinical trial of evofosfamide in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center and our ongoing preclinical development of TH-3424, research and development expenses are expected to decrease in 2017 compared to 2016 primarily as a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide, our decision to cease further enrollment in all Threshold-sponsored clinical trials of evofosfamide and our decision to cease further development of tarloxotinib and, to a lesser extent, the impact of workforce reductions implemented in December 2015 and in September 2016. However, apart from the planned Phase 1 clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase product candidate development activities in future periods, if at all, and what our future cash needs may be for any such activities.

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

Results of Operations

Research and Development. Research and development expenses were $1.6 million for the three months ended March 31, 2017 compared to $6.0 million for the three months ended March 31, 2016, net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $4.4 million decrease in expenses was due primarily to a $0.9 million decrease in employee related expenses (including a $0.2 million decrease in noncash stock-based stock compensation expense), a $3.3 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide, and a decrease of $0.2 million in consulting expenses. The decrease in employee related expenses was primarily due to the reductions in workforce of 43 employees in clinical development and discovery research in December 2015 and September 2016. As a result of the termination of our former collaboration with Merck KGaA, we are no longer entitled to any reimbursement for evofosfamide development expenses apart from Merck KGaA’s 70% reimbursement obligation for costs to wind down the discontinued trials and return the evofosfamide rights back to us through December 31, 2016.

During the three months ended March 31, 2017 and 2016, we were engaged in three primary research and development programs: the development of evofosfamide, which was the subject of two pivotal Phase 3 clinical trials and were wound down by the end of quarter ended March 31, 2017, and multiple Phase 2 and Phase 1 clinical trials; the clinical development of tarloxotinib, which was the subject of two Phase 2 proof of concept trials, which also were in the process of winding down; and our discovery research program aimed at identifying new drug candidates. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including noncash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total development expenses in the case of evofosfamide for 2016) attributable to each of our programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended March 31,
	2017	2016
Evofosfamide	$776	$4,278
Tarloxotinib	561	1,332
Discovery Research	253	395
Total Research and Development Expenses	$1,590	$6,005

Research and development expenses associated with our internally discovered compound evofosfamide were $0.8 million for the three months ended March 31, 2017 and $4.3 million for the three months ended March 31, 2016, in each case net of the reimbursement or payment for Merck KGaA’s 70% share of total eligible collaboration expenses for evofosfamide. The decrease of $3.5 million for the three months ended March 31, 2017 compared to the same period in 2016, was due to Merck KGaA’s and our joint decision to cease further development in evofosfamide in December 2015 and the related discontinuation of enrollment and closure of all company sponsored evofosfamide trials in 2016. We are currently only pursuing development of evofosfamide in a Phase 1 trial in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center.

Research and developments expenses associated with tarloxotinib were $0.6 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016. The decrease of $0.7 million was due primarily to the completion of enrollment of two Phase 2 proof-of-concept clinical trials of tarloxotinib during the quarter ended September 30, 2016.  In addition, during the quarter ended September 30, 2016, we determined to cease any further development of tarloxotinib based on the interim results from the two Phase 2 proof-of-concept trials of tarloxotinib.  With our decision to cease any further development of tarloxotinib, we expect activities to be limited to winding down the trials in the first half of 2017. Discovery research and development expenses were $0.2 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016, respectively. With the reduction in workforce enacted in December of 2015 pursuant to which we eliminated our in-house discovery research activities, activities in 2017 are limited to preclinical development of TH-3424 with third party collaborators.

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

General and Administrative. General and administrative expenses were $2.9 million for the three months ended March 31, 2017 compared to $2.2 million for three months ended March 31, 2016. The $0.7 million increase was due to a $0.9 million increase in consulting expenses partially offset by a $0.2 million decrease in employee related expenses. Consulting expenses increased as result of an increase in legal and other consulting expenses related to the merger agreement with Molecular Templates, Inc. We currently expect our general and administrative expenses to remain flat in 2017 compared to 2016 due to merger-related expenses in first half of 2017, partially offset by a decrease in employee related expenses, including facilities costs, due to the reduction in workforce in December 2015 and September 2016 and decrease in general and administrative expenses to support our decreased development activities related to evofosfamide and TH-3424.

Interest Income (Expense), Net. Interest income (expense), net for the three months ended March 31, 2017 was $33,000 compared to $32,000 of interest income for same period in 2016.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2017 was non-cash expense of $0.7 million compared to non-cash income of $0.4 million for the three months ended March 31, 2016. The non-cash expense during the three months ended March 31, 2017 was due to a net increase in the fair value of the outstanding warrants as result of an increase in the underlying price of the common stock during the period. The non-cash income during the three months ended March 31, 2016 was due to a net decrease in the fair value of the outstanding warrants as result of a decrease in the underlying price of the common stock during the period.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we have funded our operations primarily through private placements and public offerings of equity securities and through payments received under our former collaboration with Merck KGaA. We have received $110 million in upfront and milestone payments from our former collaboration with Merck KGaA. We had cash, cash equivalents and marketable securities of $17.6 million and $23.6 million at March 31, 2017 and December 31, 2016, respectively, available to fund operations. The cash, cash equivalents and marketable securities as of March 31, 2017 excludes a $2.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note.

Net cash used in operating activities for the three months ended March 31, 2017 was $4.1 million compared to net cash used in operating activities of $10.6 million for the three months ended March 31, 2016. The decrease of $6.5 million in cash used in operations was due to a decrease in payments of operating cash expenses, partially offset by a decrease in the 70% cash reimbursement of expenses related to our former collaboration with Merck KGaA.

Net cash provided by investing activities for the three months ended March 31, 2017 was $4.9 million compared with net cash provided by investing activities of $12.2 million for the three months ended March 31, 2016. The $7.3 million decrease in net cash provided by investing activities was primarily due to a decrease from proceeds from maturities of marketable securities, partially offset by a decrease in purchases of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $7,000 and $13,000, respectively.

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

On November 11, 2016, we received a notice from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) that, for the previous 30 consecutive business days, the closing bid price for the Company’s common stock was below the $1.00 per share minimum bid price requirement for continued listing on The NASDAQ Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until May 10, 2017, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this 180-day period. We did not regain compliance with the rule by May 10, 2017, but became eligible for an additional 180 calendar day compliance period by meeting the continued listing requirement for market value of  publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the bid price requirement, and by providing written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we regain compliance with the Bid Price Rule, Nasdaq will provide us with written confirmation and will close the matter.

However, if it appears to the Staff that we will not be able to cure the deficiency, Nasdaq will notify us that our common stock will be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant our request for continued listing. If we fail to meet these requirements, including the Bid Price Requirement, Nasdaq may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds to fund our operations, to advance the development of evofosfamide and/or to acquire or in-license additional product candidates or development programs, and could result in the loss of institutional investor interest and fewer development opportunities for us.

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

Obligations and Commitments

We leased certain of our facilities under noncancelable leases, which qualify for operating lease accounting treatment under ASC 840, “Leases,” and, as such, these facilities are not included on our unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2017, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with Securities and Exchange Commission on March 27, 2017.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on March 27, 2017.

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1A. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 1B. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this annual report on Form 10-Q, including our condensed consolidated financial statements and related notes.

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

Prior to September 2016, our business was almost entirely dependent on the success of evofosfamide and tarloxotinib, and we have suspended further clinical development of tarloxotinib.

Prior to September 2016, we invested substantially all of our efforts and financial resources in the research and development of evofosfamide and tarloxotinib. In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany (“, or Merck KGaA”), in patients with advanced pancreatic cancer; and that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival.  In March 2017, we received minutes from the Company’s formal meeting with the PMDA indicating that the Company’s analysis of the data from the randomized Phase III study, EMR200592-001 (N=693), conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase II study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a New Drug Application (“JNDA”) for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  In September, 2016, the Company announced that its Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with mutant EGFR-positive, T790M-negative advanced non-small cell lung cancer(NSCLC) progressing on an EGFR tyrosine kinase inhibitor (TH-CR-601) did not achieve its primary interim response rate endpoint. We are conducting only limited evofosfamide development activities and have suspended all further development of tarloxotinib.

If we are unable to consummate the Merger with Molecular Templates, there can be no assurance that we will conduct drug development activities in the future.  Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities on our lead product candidate, evofosfamide. To date, we have not commercialized any products or generated any revenue from product sales. We are not profitable and have incurred losses in each year since our inception in 2001, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant development and other expenses related to our ongoing operations. Our net loss for the quarter ended March 31, 2017 was $5.1 million and as of March 31, 2017, we had an accumulated deficit of $358.6 million. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity and/or debt financings and strategic collaborations. It will be several years, if ever, before evofosfamide is ready for commercialization.

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

If the Merger with Molecular Templates is not consummated, we may require substantial additional funding to operate.

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

If we do not successfully consummate the Merger with Molecular Templates, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

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

Given the limited development of evofosfamide, our limited cash resources, and the additional capital and resources that would be required to pursue such development, if the Merger is not completed, we could be required to rely on securing a collaborative or strategic arrangement for one of our existing drug candidates to support our operations and our future development and clinical trial costs. Due to our history, limited cash resources, limited operational and management capabilities and the intense competition for pharmaceutical product candidates, even if we generate interest in a collaborative or strategic arrangement to support the further development of one of our drug candidates, we may not be able to enter into a final agreement on commercially reasonable terms, on a timely basis or at all. Proposing, negotiating and implementing an economically viable collaborative or strategic arrangement is a lengthy and complex process. As of March 31, 2017, Threshold had cash and cash equivalents totaling $17.6 million. The cash, cash equivalents and marketable securities as of March 31, 2017 excludes a $2.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note. Threshold believes that its current cash and cash equivalents will only be sufficient to fund its operations through next twelve months. Threshold competes for collaborative arrangements and license agreements with the drug candidates and technology developed by other pharmaceutical and biotechnology companies and academic research institutions. Threshold's competitors may have stronger relationships with third parties with whom they may be interested in collaborating, or which have greater financial, development and commercialization resources and/or more established histories of developing and commercializing products than Threshold. As a result, competitors may have a competitive advantage over Threshold in entering into collaborative arrangements with such third parties. In addition, even if Threshold enters into a collaborative or strategic arrangement, the arrangement may not provide Threshold with sufficient funds to support its operations and there is no assurance that its drug candidates would satisfy the development and/or clinical milestones established in the collaborative or strategic arrangement. Further, any drug candidate Threshold pursues will require additional development and regulatory efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, Threshold will discontinue research or development with respect to a product candidate for which it has already incurred significant expense. Even if the product candidates are approved, Threshold cannot be sure that they would be capable of economically feasible production or commercial success.

If we do not successfully complete the Merger, we will require substantial additional funding in the event to continue our operations, and will need to curtail operations if we have insufficient capital.

Threshold had cash and cash equivalents of $17.6 million at March 31, 2017. The cash, cash equivalents and marketable securities as of March 31, 2017 excludes a $2.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note. Threshold believes that its current cash and cash equivalents will only be sufficient to fund its operations through next twelve months unless Threshold sells additional shares of its common stock through its ATM Sales Agreement or otherwise.    Based on the development and clinical status of its existing drug candidates, Threshold expects its negative cash flows from operations to continue for the foreseeable future.

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

We are substantially dependent on our remaining employees to facilitate the consummation of a Merger.

Threshold’s ability to successfully complete the merger  depends in large part on Threshold’s ability to retain Threshold’s remaining personnel, particularly Wilfred E. Jaeger, M.D., Threshold’s Interim Chief Executive Officer, Kristen Quigley, Threshold’s Vice President of Clinical Operations, and Joel Fernandes, Threshold’s Senior Vice President of Finance. However, despite Threshold’s efforts to retain these members of Threshold’s management, one or more may terminate their employment with Threshold on short notice. The loss of the services of any of these employees could potentially harm Threshold’s ability to consummate the merger, as well as fulfill Threshold’s reporting obligations as a public company.

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

If the conditions to the Merger are not met, the Merger may not occur.

Even if the Merger is approved by the stockholders of Molecular and the related share issuance is approved by the Threshold stockholders, specified conditions must be satisfied or waived to complete the merger. These conditions are set forth in the Merger Agreement. Threshold and Molecular cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or will be delayed, and Threshold and Molecular each may lose some or all of the intended benefits of the Merger.

The completion of the Merger is not conditioned upon Threshold holding a minimum amount of net cash at the effective time of the Merger.

While the Merger Agreement provides that the exchange ratio may be adjusted upward or downward depending on variations in Threshold’s net cash determined shortly prior to the closing of the merger, the merger agreement does not condition the completion of the merger upon Threshold’s holding a minimum amount of net cash at the effective time of the merger. If Threshold has less cash at the time of the merger than the parties currently expect, the combined company will need to raise substantial additional capital sooner than expected. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on the financial condition of the combined company and its ability to develop product candidates. If the combined company is unable to obtain funding on a timely basis, it may be required to delay or discontinue one or more of its development programs or the commercialization of any product candidates or be unable to expand its operations or otherwise capitalize on potential business opportunities, which could materially harm its business, financial condition, and results of operations.

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

While Threshold and Molecular have received commitments for the purchase of $40.0 million in equity securities of the combined company, consummation of the concurrent financing is subject to conditions and is not a condition to closing the merger. If Molecular and Threshold complete the merger, but they do not complete the concurrent financing, then the combined company may need to raise additional capital by issuing securities or debt or through licensing arrangements, which may be on worse commercial terms than the concurrent financing, cause significant dilution to the combined company’s stockholders, restrict the combined company’s operations or require the combined company to relinquish proprietary rights.

Threshold and Molecular have received from Longitude Venture Partners III, L.P., or Longitude, an equity commitment letter, pursuant to which, immediately following the closing of the merger, Longitude will purchase $20.0 million of equity securities in the combined company. Longitude’s investment is subject to certain conditions, including the closing of the merger and the parties’ having secured commitments from additional investors for the purchase of an additional $20.0 million of such securities, which minimum condition has been satisfied. The closing of the merger is not contingent upon the completion of this financing. Holders of equity in the combined company immediately following the merger will experience significant dilution as a result of the closing of the concurrent financing, which, assuming the conditions to the closing of the concurrent financing are satisfied, will take place immediately following the completion of the merger. Since the concurrent financing is subject to conditions and is not a condition to the merger, Molecular and Threshold may complete the merger but not the concurrent financing. If this were to occur, the combined company would have substantially less funds than Molecular and Threshold currently anticipate and may be required to raise additional funds sooner than currently planned.

Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, the terms of such an issuance may be on worse commercial terms than the concurrent financing and may cause more significant dilution to the combined company’s stockholders’ ownership, and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to current product candidates and potential products or proprietary technologies, or grant licenses on terms that are not favorable to the combined company.

Some Threshold officers and directors have interests in the merger that are different from yours and that may influence them to support or approve the merger without regard to your interests.

Certain officers and directors of Threshold participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, severance benefits, the acceleration of stock option vesting, the ability to require Threshold to repurchase certain warrants, payment of deferred and current year incentive compensation,, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined company in accordance with Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. For example, in connection with Threshold hiring its executive officers, Threshold entered into customary severance agreements with its executive officers that provide them with cash severance payments, reimbursement for health coverage costs and the acceleration of their outstanding equity awards by 24 months in the event their employment is terminated without cause in connection with or following a change of control of Threshold. Based on the terms of these employment agreements, Threshold's executive officers are contractually entitled to these severance payments, benefits and accelerated vesting because they will be terminated in connection with the consummation of the merger.

Based on the terms of their respective severance agreements, Threshold's executive officers will be entitled to receive an aggregate total value of approximately $1.4 million in severance benefits due to the terminations of their employment upon a change of control to occur in connection with the consummation of the Merger. These interests, among others, may influence the officers and directors of Threshold to support or approve the merger.

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

The terms of the merger agreement prohibit each of Threshold and Molecular from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith, after consultation with its independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of the board of directors. In addition, if Threshold or Molecular terminates the merger agreement under specified circumstances, including terminating because of a decision of a board of directors to recommend a superior competing proposal, Threshold or Molecular would be required to pay a termination fee of $750,000 and reimburse up to $150,000 of the other party’s non-legal third-party expenses as well as all of its legal third-party expenses associated with preparing this Registration Statement on Form S-4. This termination fee may discourage third parties from submitting competing proposals to Threshold or Molecular or their stockholders, and may cause the respective boards of directors to be less inclined to recommend a competing proposal.

During the pendency of the merger, Threshold and Molecular may not be able to enter into a business combination with another party on favorable terms because of restrictions in the merger agreement, which could adversely affect their respective businesses.

Covenants in the merger agreement impede the ability of Threshold and Molecular to make acquisitions, subject to specified exceptions relating to fiduciary duties or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the merger agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders.

Certain provisions of the merger agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the merger agreement.

The terms of the merger agreement prohibit each of Threshold and Molecular from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith, after consultation with its independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of the board of directors. In addition, if Threshold or Molecular terminates the merger agreement under specified circumstances, including terminating because of a decision of a board of directors to recommend a superior competing proposal, Threshold or Molecular would be required to pay a termination fee of $750,000 and reimburse up to $150,000 of the other party’s non-legal third-party expenses as well as all of its legal third-party expenses associated with preparing this Registration Statement on Form S-4. This termination fee may discourage third parties from submitting competing proposals to Threshold or Molecular or their stockholders, and may cause the respective boards of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Molecular’s capital stock makes it difficult to evaluate the fair market value of Molecular’s capital stock, the stockholders of Molecular may receive consideration in the merger that is less than the fair market value of Molecular’s capital stock and/or Threshold may pay more than the fair market value of Molecular’s capital stock.

The outstanding capital stock of Molecular is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Molecular’s capital stock. Because the percentage of Threshold equity to be issued to Molecular stockholders was determined based on negotiations between the parties, it is possible that the value of the Threshold common stock to be received by Molecular stockholders will be less than the fair market value of Molecular’s capital stock, or Threshold may pay more than the aggregate fair market value for Molecular’s capital stock.

Threshold’s severance agreements with Threshold’s executive officers and certain other employees require Threshold to pay severance benefits to any of those persons who are terminated under specified circumstances, including in connection with a change of control of Threshold, which could harm Threshold’s financial condition or results.

Threshold’s executive officers and certain other employees are parties to severance agreements that contain change of control and severance provisions providing for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment under specified circumstances. Based on the terms of their respective severance agreements, Threshold’s executive officers will be entitled to receive an aggregate total value of approximately $1.4 million in severance benefits due to the terminations of their employment a change of control to occur in connection with the consummation of the merger. The payment of these severance benefits could harm Threshold’s financial condition and results and reduce the cash available to the combined company following the merger.

Risks Related to Drug Discovery, Development and Commercialization

We remain dependent upon the success of evofosfamide. If we are unable to successfully develop and obtain regulatory approval for evofosfamide, our business and future prospects will be severely harmed.

We have focused our development activities on evofosfamide, and substantially all of our efforts and expenditures continue to be devoted to evofosfamide. Accordingly, our future prospects are dependent on the successful development, regulatory approval and commercialization of evofosfamide. On June 2, 2016, we received preliminary comments from the FDA relating to our request for a meeting indicating that our analysis of the data from the MAESTRO study and the data from a supporting randomized Phase 2 study would not provide adequate efficacy data to support the submission of a new drug application, or NDA, for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  Accordingly, we would be required to successfully conduct one or more additional Phase 3 clinical trials before the FDA would accept any NDA for evofosfamide.  Our inability to submit an NDA to the FDA for evofosfamide in the absence of additional Phase 3 development has significantly harmed our business and future prospects. We have conducted additional analyses of the data from MAESTRO trial and have reviewed and discussed the results of our analyses with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan, to determine potential registration pathways. However, in March 2017, Threshold received minutes from its formal meeting with the PMDA in Japan indicating that its analysis of the data from the MAESTRO trial and the data from the supporting randomized Phase II study would not provide adequate efficacy data to support the submission of a New Drug Application, or JNDA, to the PDMA for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy. While Threshold is currently in discussions with the PMDA to clarify the scope of a new clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population in the MAESTRO trial, Threshold would be required to obtain additional capital in order to conduct any such new clinical trial, and there can be no assurances that Threshold would be successful in obtaining the additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Our current evofosfamide development strategy is limited to the planned Phase 1 clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, and we do not expect to conduct any further development of evofosfamide beyond the planned Phase 1 clinical trial unless such development is part of a new collaborative or partnering arrangement or other strategic transaction or we are otherwise able to raise significant additional funding.

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

Preclinical studies, including studies of our product candidates in animal models of disease, may not accurately predict the results of human clinical trials of those product candidates. In particular, promising animal studies suggesting the efficacy of evofosfamide for the treatment of different types of cancer may not accurately predict the ability of evofosfamide to treat cancer effectively in humans. Evofosfamide or any other compounds we may develop may be found not to be efficacious in treating cancer, alone or in combination with other agents, when studied in human clinical trials. In addition, we will not be able to commercialize our product candidates until we obtain FDA approval in the United States or approval by comparable regulatory agencies in Japan, Europe and other countries. A number of companies in the pharmaceutical industry, including us and those with greater resources and experience than us, have suffered significant setbacks in Phase 3 clinical trials, even after encouraging results in earlier clinical trials.

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

Due to the recognition of the remaining $65.9 million of deferred revenue from our former collaboration with Merck KGaA during the quarter ended December 31, 2015, we reported net income of $43.8 million for the year ended December 31, 2015.  However, during the quarter ended March 31, 2017 we had a net loss of $5.1 million and we have incurred losses in each of our other years since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted and, subject to our ability to obtain additional funding and to otherwise meaningfully advance the development of our product candidates, we expect to continue to devote, substantially all of our resources to the development of evofosfamide. Accordingly, our future prospects remain dependent on the successful development, regulatory approval and commercialization of evofosfamide. In this regard, a substantial portion of our efforts have been devoted to the two pivotal Phase 3 clinical trials of evofosfamide. The failure of the 406 trial and the MAESTRO trial to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival as agreed upon with the FDA, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial, has significantly depressed our stock price and harmed our future prospects. Likewise, the announcement of our decision to discontinue the development of tarloxotinib following our analysis of the interim results of two Phase 2 proof-of-concept trials of tarloxotinib has depressed our stock price and harmed our future prospects. Although we have conducted our own analyses of the data from MAESTRO trial and have reviewed and discussed the results of our analyses with the PMDA in Japan to determine whether there is an appropriate path forward for submitting marketing authorization applications based on the data from the MAESTRO trial along with a bridging study, the PMDA and other health regulatory authorities may determine that the data from the MAESTRO trial and a bridging study are insufficient to support the approval of any marketing authorizations and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to the Japanese sub-population we are targeting. If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide in Japan, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Moreover, apart from the planned Phase 1 clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase evofosfamide development activities in future periods, if at all, and what our future cash needs may be for any such activities.  For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.  In any event, we do not expect to generate any revenue from the commercial sales of evofosfamide or any potential future product candidates, including evofosfamide, in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Pursuant to the terms of the Merger Agreement, if Threshold’s net cash at the consummation of the merger is less than $12.5 million, the ownership percentage of Threshold’s stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger will be reduced.  As of March 31, 2017, we had cash and cash equivalents totaling $17.6 million. The cash, cash equivalents and marketable securities as of March 31, 2017 excludes a $2.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note. However, certain contingent payments related to the Merger, including severance and change of control payments payable to our existing and former executive officers, will become due and payable in connection with the closing of the Merger.

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

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” On November 11, 2016, we received a notice from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum bid price requirement for continued listing on The NASDAQ Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we will have 180 calendar days, or until May 10, 2017, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time during this 180-day period. In March 2017, the Company’s board of directors approved a reverse stock split, within a range which shall be no less than 5:1 or more than 15:1 of the Company’s common and preferred stock, which would be contingent upon shareholder approval of the Merger and the stock split. We did not regain compliance with the rule by May 10, 2017, but became eligible for an additional 180 calendar day compliance period by meeting the continued listing requirement for market value of  publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market, with the exception of the bid price requirement, and by providing written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we regain compliance with the Bid Price Rule, Nasdaq will provide us with written confirmation and will close the matter.  However, if it appears to the Staff that we will not be able to cure the deficiency, Nasdaq will notify us that its common stock will be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant our request for continued listing.  If we fail to continue to meet all applicable NASDAQ Global Market requirements, Nasdaq may determine to delist our common stock from The NASDAQ Global Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of March 31, 2017, we had 71,591,918 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On November 2, 2015, we entered into a sales agreement with Cowen, under which we may sell shares of our common stock from time to time through Cowen, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $50 million. Though our ability to sell shares of common stock through Cowen under our sales agreement with Cowen is practically limited or precluded altogether due to our currently-depressed stock price, to the extent that we sell shares of our common stock pursuant to the sales agreement with Cowen in the future, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price was adjusted to $3.62 on January 21, 2016. In addition, as of March 31, 2017, there were 10,827,481 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.01 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

As previously reported, on November 11, 2016, Threshold Pharmaceuticals, Inc. (the “Company”) received a notice from the from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) that, for the previous 30 consecutive business days, the closing bid price for the Company’s common stock was below the $1.00 per share minimum bid price requirement for continued listing on The NASDAQ Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days, or until May 10, 2017, to regain compliance with the Bid Price Rule. The Company subsequently requested an additional 180 calendar day compliance period to address the bid price deficiency through November 6, 2017.

On May 11, 2017, the Staff granted the Company’s request for an extension to comply with the minimum $1.00 bid price requirement through November 6, 2017, by which date the Company must evidence compliance for at least ten consecutive business days. If compliance cannot be demonstrated by November 6, 2017, the Staff will provide written notification that the Company’s securities will be delisted. In the event of such a notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing. If the Company has not regained compliance in sufficient time, the Company’s Board of Directors may implement a reverse stock split to regain compliance with the minimum bid price requirement. The Company is monitoring the bid price of its common stock and will consider options available to it to potentially achieve compliance before November 6, 2017.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Form of Equity Commitment Letter by and between Registrant, Molecular Templates, Inc. and Longitude Venture Partners III, L.P., dated as of March 16, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Threshold Pharmaceuticals, Inc.

Date: May 15, 2017	/s/ Wilfred E. Jaeger, M.D.
Wilfred E. Jaeger, M.D.
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	/s/ Joel A. Fernandes
Joel A. Fernandes
Senior Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Equity Commitment Letter by and between Registrant, Molecular Templates, Inc. and Longitude Venture Partners III, L.P., dated as of March 16, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.