Form 10-Q
period 2017-06-30
THRESHOLD PHARMACEUTICALS INC
filed 2017-07-31
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-32979

Threshold Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3705 Haven Avenue, Suite 120, Menlo Park, CA 94025

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

On July 28, 2017, there were 71,591,918 shares of common stock, par value $0.001 per share, of Threshold Pharmaceuticals, Inc. outstanding.

Threshold Pharmaceuticals, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2017	December 31, 2016 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,468	$10,551
Marketable securities, current	300	13,000
Notes receivable	4,000	—
Prepaid expenses and other current assets	93	623
Total current assets	20,861	24,174
Property and equipment, net	—	109
Total assets	$20,861	$24,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319	$822
Collaboration payable	—	129
Accrued clinical and development expenses	246	777
Accrued liabilities	1,915	888
Total current liabilities	2,480	2,616
Warrant liability	1,494	1,743
Deferred rent	—	36
Total liabilities	3,974	4,395
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 71,591,918 shares at June 30, 2017 and 71,560,294 shares at December 31, 2016	72	72
Additional paid-in capital	374,278	373,352
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(357,463)	(353,534)
Total stockholders’ equity	16,887	19,888
Total liabilities and stockholders’ equity	$20,861	$24,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$3,000	$—	$3,000	$—
Operating expenses:
Research and development	1,115	4,016	2,705	10,021
General and administrative	1,687	1,892	4,540	4,141
Total operating expenses	2,802	5,908	7,245	14,162
Income (loss) from operations	198	(5,908)	(4,245)	(14,162)
Interest income (expense), net	34	40	67	72
Other income (expense), net	913	(996)	249	(626)
Net income (loss)	1,145	(6,864)	(3,929)	(14,716)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	4	(2)	26
Comprehensive income (loss)	$1,144	$(6,860)	$(3,931)	$(14,690)
Net income (loss) per share:
Basic	$0.02	$(0.10)	$(0.05)	$(0.21)
Diluted	$0.02	$(0.10)	$(0.05)	$(0.21)
Weighted average number of shares used in net income (loss) per share calculations:
Basic	71,592	71,511	71,584	71,500
Diluted	71,621	71,511	71,584	71,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Threshold Pharmaceuticals, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,929)	$(14,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	305
Gain on sale of property and equipment	(21)	(51)
Stock-based compensation expense	919	1,645
Change in common stock warrant fair value	(249)	626
Changes in operating assets and liabilities:
Collaboration receivable/payable	(129)	970
Prepaid expenses and other assets	530	1,305
Accounts payable	(503)	2,351
Accrued clinical and development expenses	(531)	(4,737)
Accrued liabilities	1,027	(2,653)
Deferred rent	(36)	(44)
Net cash used in operating activities	(2,897)	(14,999)
Cash flows from investing activities:
Issuance of promissory notes to Molecular Templates, Inc.	(4,000)	—
Purchases of marketable securities	(299)	(13,454)
Proceeds from sale of property and equipment	100	61
Proceeds from maturities of marketable securities	13,006	31,192
Net cash provided by investing activities	8,807	17,799
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	7	13
Net cash provided by financing activities	7	13
Net increase in cash and cash equivalents	5,917	2,813
Cash and cash equivalents, beginning of period	10,551	9,589
Cash and cash equivalents, end of period	$16,468	$12,402

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

In March 2016, the FASB issued an accounting standard update, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted the standard effective January 1, 2017 and the adoption did not have a material effect on its condensed consolidated financial statement.

In November 2015, the FASB issued an accounting standard update for the presentation of deferred income taxes. Under this new guidance, deferred tax liabilities and assets should be classified as noncurrent in a classified balance sheet. The update is effective for the Company beginning in the first quarter of fiscal year 2017 with early adoption permitted as of the beginning of an interim or annual reporting period. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. We adopted the standard in the first quarter of 2017 and it did not have a material impact to our consolidated financial statements.

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

The Company’s revenues during three months ended June 30, 2017 was related to its asset transfer and related license agreement (the “Asset Transfer Agreement”) with OBI Pharma Inc. (“OBI”), which was entered into on May 31, 2017 for our preclinical candidate TH-3424. The Asset Transfer Agreement with OBI provided for nonrefundable payments to the Company upon the transfer of the Company’s rights and obligation to OBI for TH-3424. The Company completed the transfer of its rights and obligations related to TH-3424 to OBI on June 16, 2017 and has no further obligations under the Asset Transfer Agreement. The Company recognized revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

NOTE 2 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net (income) loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$1,145	$(6,864)	$(3,929)	$(14,716)
Denominator:
Weighted average common shares outstanding - basic	71,592	71,511	71,584	71,500
Dilutive effect of equity incentive awards	29	—	—	—
Weighted-average common shares outstanding and dilutive potential common shares — diluted	71,621	71,511	71,584	71,500
Net income (loss) per share:
Basic	$0.02	$(0.10)	$(0.05)	$(0.21)
Diluted	$0.02	$(0.10)	$(0.05)	$(0.21)

The following outstanding warrants, options and purchase rights under the Company’s 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”)   were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares issuable upon exercise of warrants	8,300	8,300	8,300	8,300
Shares issuable upon exercise of stock options	10,542	11,635	10,732	11,635
Shares issuable related to the 2004 Purchase Plan	21	42	21	42

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

In connection with execution of the Merger Agreement, the Company made a bridge loan to Molecular Templates pursuant to a note purchase agreement and promissory notes (the “Notes”) up to an aggregate principal amount of $4.0 million with an initial closing held on March 24, 2017 for a principal amount of $2.0 million and an additional $2.0 million at the second closing held on June 1, 2017.  If the Merger Agreement is terminated prior to the maturity date, which is the one year anniversary from the signing of the note purchase agreement, of the Notes, the outstanding principal of the Notes plus all accrued and unpaid interest shall become due and payable upon the earlier of (i) the consummation of a qualified financing by Molecular Templates of at least $10.0 million, (ii) the occurrence of a Molecular Templates liquidity event, or (iii) the four-month anniversary of the termination of the Merger Agreement, and such amounts shall be credited against any termination fees owed by the Company to Molecular Templates pursuant to the Merger Agreement.

In addition on March 16, 2017, the Company and Molecular Templates received from Longitude Venture Partners III, L.P. (“Longitude”) an Equity Commitment Letter (the “Commitment Letter”), pursuant to which, immediately following the Closing of the Merger, Longitude will purchase $20 million of equity securities in the Company.  Longitude’s investment is subject to certain conditions, including the Closing of the Merger and the Company having secured commitments from additional investors for the purchase of an additional $20 million of such securities (the “Financing”).  Subsequent to the execution of the merger agreement, Threshold and Molecular have obtained equity commitment letters in a form substantially similar to the equity commitment letter with Longitude from additional investors for an additional $20.0 million, such that the aggregate size of the concurrent financing is expected to be approximately $40.0 million.  The Financing will be accomplished in a private placement exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and the rules promulgated thereunder. The closing of the Merger is not contingent upon the completion of this Financing.

Furthermore, on June 23, 2017, the Company and Molecular Templates entered into a stock purchase agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), pursuant to which Takeda will purchase approximately $20.0 million of shares of common stock of the combined company at a (pre-reverse split) purchase price per share of approximately $0.61 per share, provided that Takeda’s investment amount will be reduced to the extent its beneficial ownership post-closing would exceed 19.0% of the total outstanding shares of the combined company. Such transaction will be a private placement and is referred to herein as the Takeda equity financing. The closing of the Takeda equity financing is conditioned upon the closing of the merger and the concurrent financing, as well as certain other conditions.

NOTE 4 —AGREEMENT WITH OBI PHARMA

On May 31, 2017, the Company, and OBI, entered into an Asset Transfer Agreement pursuant to which the Company agreed to sell to OBI certain rights to TH-3424. The assets purchased by OBI pursuant to the Asset Transfer Agreement included certain specified intellectual property (the “Assigned Intellectual Property”), as well as assumed contracts and documentation, in each case, related to TH-3424. In connection with the sale of TH-3424, OBI also assumed certain liabilities and obligations of the Company arising out of or related to certain of the assumed contracts. In addition, the Company granted to OBI a non-exclusive, nontransferable, fully paid-up license of certain of its intellectual property rights for use by OBI in the development of TH-3424. The transfer to OBI of the Threshold’s rights and obligations was completed on June 16, 2017. Pursuant to the Asset Transfer Agreement, OBI paid the Company $3.0 million. The Company immediately recognized the $3.0 million of non-refundable payments as revenue as the Company had no further obligations under the Asset Transfer Agreement upon the completion of the transfer of its rights and obligations to OBI. Under the Asset Transfer Agreement, the Company will be entitled to reacquire its rights from OBI for no consideration if OBI breaches its payment obligations under the Agreement.

NOTE 5 — STOCKHOLDERS’ EQUITY

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

At both June 30, 2017 and December 31, 2016 the Company had warrants outstanding to purchase 8.3 million shares of common stock, having an exercise price of $3.62 per share, which warrants were issued by the Company in the Company’s February 2015 public offering of common stock and warrants. The fair value of these warrants on June 30, 2017 and December 31, 2016 was determined using a Black-Scholes model with the following key level 3 inputs:

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.55%	1.93%
Expected life (in years)	2.64	3.13
Dividend yield	—	—
Volatility	147%	135%
Stock price	$0.39	$0.44

During the three and six months ended June 30, 2017 the change in fair value of $0.9 million and $0.2 million, respectively, of noncash income related to the February 2015 warrants was recorded as other income (expense) in the Company’s consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants issued in the February 2015 offering, subject to fair value measurements as of June 30, 2017 and December 31, 2016:

		Basis of Fair Value Measurements
(in thousands)	Fair Value as of June 30, 2017	Level 1	Level 2	Level 3
February 2015 warrants	$1,494	$—	$—	$1,494

		Basis of Fair Value Measurements
(in thousands)	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
February 2015 warrants	1,743	—	—	1,743

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2016	$1,743
Change in fair value of common stock warrants during six months ended June 30, 2017	(249)
Balance at June 30, 2017	$1,494

NOTE 6 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options and the 2004 Purchase Plan, and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of stock-based compensation:
Research and development	$143	$306	$294	$624
General and administrative	271	496	625	1,021
	$414	$802	$919	$1,645

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options and employee purchase rights under the 2004 Purchase Plan was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee Stock Options:
Risk-free interest rate	—	1.08%	—	1.60%
Expected term (in years)	—	5.27	—	5.97
Dividend yield	—	—	—	—
Volatility	—	109%	—	108%
Weighted-average fair value of stock options granted	—	$0.30	—	$0.44

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee Stock Purchase Plan (ESPP):
Risk-free interest rate	0.56%	0.56%	0.56%	0.56%
Expected term (in years)	1.24	1.24	1.24	1.24
Dividend yield	—	—	—	—
Volatility	161%	161%	161%	161%
Weighted-average fair value of ESPP purchase rights	$0.22	$0.22	$0.22	$0.22

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $0.4 million and $0.9 million of stock-based compensation expense related to stock options and purchase rights under the Company’s equity incentive plans and 2004 Purchase Plan for the three and six months ended June 30, 2017 and $0.8 million and $1.6 million of stock-based compensation for the three and six months ended June 30, 2016.  As of June 30, 2017, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $2.4 million before forfeitures. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.1 years.

Equity Incentive Plans

Equity Incentive Plans   At June 30, 2017, 1,754,229 shares were authorized and available for issuance under the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	10,941,745	$3.00	—	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeitures	(209,485)	$1.37	—	—
Outstanding at June 30, 2017	10,732,260	$3.03	4.91	$2,730
Vested and expected to vest June 30, 2017	10,689,426	$3.04	4.89	$2,730
Exercisable at June 30, 2017	8,640,234	$3.38	4.07	$2,730

No stock options were exercised during the six months ended June 30, 2017. The Company issues new shares of common stock upon exercise of options. As there were no exercises, there was no tax benefit realized by the Company.

2004 Employee Stock Purchase Plan On January 1, 2017, an additional 100,000 shares was authorized for issuance under the 2004 Purchase Plan pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. For the six months ended June 30, 2017, plan participants had purchased 31,624 shares at an average purchase price of $0.25 for total cash proceeds of $7,000.  At June 30, 2017, 203,165 shares were authorized and available for issuance under the 2004 Purchase Plan.

NOTE 7 —MARKETABLE SECURITIES AND FAIR VALUE

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Basis of Fair Value Measurements
(in thousands)	Fair Value as of June 30, 2017	Level 1	Level 2	Level 3
Money market funds	$14,103	$14,103	$—	$—
Commercial paper	299	—	299	—

Total cash equivalents and marketable securities	$14,402	$14,103	$299	$—

		Basis of Fair Value Measurements
(in thousands)	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
Money market funds	$2,746	$2,746	$—	$—
Corporate debt securities	4,206	—	4,206	—
Government securities	5,299	—	5,299	—
Commercial paper	10,966	—	10,966	—

Total cash equivalents and marketable securities	$23,217	$2,746	$20,471	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2017 and December 31, 2016:

As of June 30, 2017 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$14,103	$—	$—	$14,103
Commercial paper	299	—	—	299
	14,402	—	—	14,402
Less cash equivalents	14,103	—	—	14,103
Total marketable securities	$299	$—	$—	$299

As of December 31, 2016 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$2,746	$—	$—	$2,746
Corporate debt securities	4,208	—	(2)	4,206
U.S. Government securities	5,299	1	(1)	5,299
Commercial paper	10,966	—	—	10,966
	23,219	1	(3)	23,217
Less cash equivalents	10,217	—	—	10,217
Total marketable securities	$13,002	$1	$(3)	$13,000

There were no realized gains or losses in the three and six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the weighted average maturity for the Company’s available for sale securities was less than 1.0 month, with the longest maturity being July 2017.

The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. There were no marketable securities with unrealized losses at June 30, 2017.

The Company determined the fair value of the liability associated with its February 2015 warrants to purchase in aggregate 8.3 million shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 4 — Stockholders’ Equity.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Indemnification

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, including business partners, contractors and parties performing its clinical trials. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The duration of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. The Company maintains commercial general liability insurance and products liability insurance to offset certain of its potential liabilities under these indemnification provisions. Accordingly, the Company has not recognized any liabilities relating to these agreements as of June 30, 2017.

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

Overview

We are a clinical-stage biopharmaceutical company that has historically used our expertise in the tumor microenvironment to discover and develop therapeutic and diagnostic agents that selectively target tumor cells for the treatment of patients living with cancer. Most recently, the Company has devoted substantially all of its research, development, clinical efforts and financial resources to its two therapeutic product candidates based on hypoxia-activated prodrug technology in the clinic: evofosfamide and tarloxotinib; and to a lesser extent its imaging agent product candidate:  [18F]-HX4.   In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany (“Merck KGaA”), in patients with advanced pancreatic cancer; and that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival.  Of particular note based on the data from the September 1, 2015 cut-off date for the MAESTRO trial, a meaningful improvement in overall survival was reported for a subgroup of 123 Asian patients (enrolled at Japanese and South Korean sites) in which the risk of death was reduced by 48 percent for patients on the treatment arm compared to patients on the control arm. The hazard ratio (“HR”) for this subgroup was 0.52 (95% confidence interval (or “CI”: 0.32 – 0.85).  In particular and based upon Merck KGaA’s MAESTRO data, the 116 patients from Japan from the treatment arm had a median overall survival of 13.6 months versus 9.1 months for those patients on the control arm with significant improvements in progression free survival, objective response rates, and reductions in the pancreatic cancer biomarker, CA19-9. No new safety findings were identified in the MAESTRO study and the safety profile was consistent with that previously reported in other studies of evofosfamide plus gemcitabine. Based on the results of our analyses, we discussed potential registration pathways with Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”).  In March 2017, we received minutes from the Company’s formal meeting with the PMDA indicating that the Company’s analysis of the data from the randomized Phase III study, EMR200592-001 (N=693), conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase II study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a New Drug Application (“JNDA”) for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  We are currently in discussions with the PMDA to clarify the scope of a new Phase 3 clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population.  Our current evofosfamide development strategy is limited to the Company-sponsored Phase I clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, initiated in March 2017 and investigator-sponsored clinical trials of evofosfamide in combination with antiangiogenic therapies in a variety of tumor types as described in more detail below under “Our Product Candidates in Part 1 Item 1. Business Section.”

Our second product candidate, tarloxotinib, was a prodrug designed to selectively release a covalent (irreversible) EGFR tyrosine kinase inhibitor under hypoxic conditions. In September 2016, the Company announced that its Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with mutant EGFR-positive, T790M-negative advanced non-small cell lung cancer(NSCLC) progressing on an EGFR tyrosine kinase inhibitor (TH-CR-601) did not achieve its primary interim response rate endpoint. While the Company’s other Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with recurrent or metastatic squamous cell carcinomas of the skin met its primary interim response rate endpoint, the other two arms of the study, evaluating tarloxotinib bromide for the treatment of patients with recurrent or metastatic squamous cell carcinomas of the head and neck did not achieve their primary interim response rate endpoint, and the overall results from the two trials didn't meet the activity thresholds required to justify further development investment by the Company. Accordingly, no further clinical development of HX4 is planned. In May 2017, Threshold returned its rights to tarloxotinib to The University of Auckland.

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

In March 2017, we entered into a definitive Merger Agreement (“Merger Agreement”), with Molecular Templates, Inc. (“Molecular Templates”), a private company incorporated and registered in the United States and the shareholders of Molecular Templates, pursuant to which the shareholders of Molecular Templates will become the majority owners of our Company.  The number of shares of our common stock to be issued in respect of each Molecular Templates share will be based upon the relative stipulated values of each of the Company and Molecular Templates as determined pursuant to the Merger Agreement. The stipulated value of the Company is subject to downward adjustment based upon our net cash balance at the closing of the transaction. Assuming that no such adjustment is applicable, immediately following the closing of the transaction, Molecular Templates equity holders are expected to own approximately 65.6% of the outstanding our common stock on a fully-diluted basis.  Consummation of the transaction is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company of the transactions contemplated by the Merger Agreement and related matters. The Merger Agreement contains certain termination rights for both us and Molecular Templates, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Molecular Templates a termination fee of $0.8 million.  Any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

In connection with execution of the Merger Agreement, we made a bridge loan to Molecular Templates pursuant to a note purchase agreement and promissory notes (the “Notes”) up to an aggregate principal amount of $4.0 million with an initial closing held on March 24, 2017 for a principal amount of $2.0 million and an additional $2.0 million at the second closing held on June 1, 2017.  If the Merger Agreement is terminated prior to the maturity date, which is the one year anniversary from the signing of the note purchase agreement, of the Notes, the outstanding principal of the Notes plus all accrued and unpaid interest shall become due and payable upon the earlier of (i) the consummation of a qualified financing by Molecular Templates of at least $10.0 million, (ii) the occurrence of a Molecular Templates liquidity event, or (iii) the four-month anniversary of the termination of the Merger Agreement, and such amounts shall be credited against any termination fees owed by us to Molecular Templates pursuant to the Merger Agreement.

In addition on March 16, 2017, the Company and Molecular Templates received from Longitude Venture Partners III, L.P. (“Longitude”) an Equity Commitment Letter (the “Commitment Letter”), pursuant to which, immediately following the Closing of the Merger, Longitude will purchase $20 million of equity securities in the Company.  Longitude’s investment is subject to certain conditions, including the Closing of the Merger and the Company having secured commitments from additional investors for the purchase of an additional $20 million of such securities (the “Financing”).  Subsequent to the execution of the merger agreement, Threshold and Molecular have obtained equity commitment letters in a form substantially similar to the equity commitment letter with Longitude from additional investors for an additional $20.0 million, such that the aggregate size of the concurrent financing is expected to be approximately $40.0 million.  The Financing will be accomplished in a private placement exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and the rules promulgated thereunder. The closing of the Merger is not contingent upon the completion of this Financing.

Furthermore, on June 23, 2017, the Company and Molecular Templates entered into a stock purchase agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), pursuant to which Takeda will purchase approximately $20.0 million of shares of common stock of the combined company at a (pre-reverse split) purchase price per share of approximately $0.61 per share, provided that Takeda’s investment amount will be reduced to the extent its beneficial ownership post-closing would exceed 19.0% of the total outstanding shares of the combined company. Such transaction will be a private placement and is referred to herein as the Takeda equity financing. The closing of the Takeda equity financing is conditioned upon the closing of the merger and the concurrent financing, as well as certain other conditions.

On May 31, 2017, the Company, and OBI, entered into an Asset Transfer Agreement pursuant to which the Company agreed to sell to OBI certain rights to TH-3424. The assets purchased by OBI pursuant to the Asset Transfer Agreement included certain specified intellectual property (the “Assigned Intellectual Property”), as well as assumed contracts and documentation, in each case, related to TH-3424. In connection with the sale of TH-3424, OBI also assumed certain liabilities and obligations of the Company arising out of or related to certain of the assumed contracts. In addition, the Company granted to OBI a non-exclusive, nontransferable, fully paid-up license of certain of its intellectual property rights for use by OBI in the development of TH-3424. The transfer to OBI of the Threshold’s rights and obligations was completed on June 16, 2017. Pursuant to the Asset Transfer Agreement, OBI paid the Company $3.0 million. The Company immediately recognized the $3.0 million of non-refundable payments as revenue as the Company had no further obligations under the Asset Transfer Agreement upon the completion of the transfer of its rights and obligations to OBI. Under the Asset Transfer Agreement, the Company will be entitled to reacquire its rights from OBI for no consideration if OBI breaches its payment obligations under the Agreement.

If the Merger is not completed, we will reconsider strategic alternatives and could pursue one of the following courses of action:

•	Pursue another strategic transaction. The Company may resume the process of evaluating a potential strategic transaction.
•

Develop evofosfamide. Threshold may continue to focus on developing evofosfamide and/or HX4 and broadening Threshold’s pipeline by in-licensing or acquiring new product candidates. Threshold is currently in ongoing discussions with the PMDA to clarify the scope of a new clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population in the Phase 3 MAESTRO clinical trial. In addition, Threshold is in the process of completing its analyses of the available biomarker data from the Phase 3 MAESTRO trial in patients with pancreatic cancer with the goal of identifying additional subgroups of patients that may benefit from treatment with evofosfamide and gemcitabine. In parallel, Threshold intends to complete the Phase I clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center and several ISTs. Threshold’s ability to advance the clinical development of evofosfamide is dependent upon its ability to obtain additional funding, including entering into new collaborative or partnering arrangements for evofosfamide, TH-1338, TH-2556 and/or HX4. In this regard, Threshold sold its rights to TH-3424 to OBI Pharma Inc. in June 2017 and is currently seeking diagnostic partners for TH-1338, TH-2556 and HX4 with a commercial presence in oncology. Subject to its ability to obtain additional funding, Threshold also intends to evaluate opportunities with academic institutions or pharma- and biopharmaceutical companies to potentially in-license or acquire new product candidates.

•

Dissolve and liquidate the Company's assets. If, for any reason, the Merger does not close, the board of directors currently intends to attempt to complete another strategic transaction like the Merger. If the Board cannot complete another strategic transaction in a reasonable period of time or decides to no longer continue to pursue the development of evofosfamide or to partner HX4, then the Board intends to sell or otherwise dispose of the Company’s various assets. If the board of directors determines to sell or otherwise dispose of the Company's various assets, any remaining cash proceeds would be distributed to its stockholders. In that event, the Company would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying its obligations and setting aside funds for reserve.

We were incorporated in October 2001 and we have devoted substantially all of our resources to research and development of our product candidates, principally evofosfamide and tarloxotinib. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through the private placement and public offering of equity securities and through payments received under our former collaboration with Merck KGaA. As of June 30, 2017 and December 31, 2016, we had cash, cash equivalents and marketable securities of $16.8 million and $23.6 million, respectively. The cash, cash equivalents and marketable securities as of June 30, 2017 excludes a $4.0 million bridge loan to Molecular Templates, Inc. in the form of promissory notes. We currently have no ongoing collaborations for the development and commercialization of evofosfamide, and no further source of revenue.  However, Threshold continues to seek out new TH-1338, TH-2556 and/or HX4 in-licensing opportunities for Threshold and funding for those opportunities. If these efforts are not successful, Threshold may be unable to continue as a going concern.

Subject to our ability to obtain additional funding and to otherwise advance the development of evofosfamide, we expect to devote resources to research and development in future periods as we potentially start additional clinical trials on our own or with a potential future strategic partner or collaborator. While we expect to incur additional research and development expenses in the absence of additional funding as a result of the recently initiated Phase 1 clinical trial of evofosfamide in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, research and development expenses are expected to decrease in 2017 compared to 2016 primarily as a result of Merck KGaA’s and our decision to cease further joint development of evofosfamide, our decision to limit further development of evofosfamide to the recently initiated Phase 1 clinical trial of evofosfamide in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center; our decision to cease further development of tarloxotinib, our decision to sell TH-3424 to OBI Pharma, Inc. and, to a lesser extent, the impact of workforce reductions implemented in December 2015 and in September 2016. However, apart from the Phase 1 clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase product candidate development activities in future periods, if at all, and what our future cash needs may be for any such activities.

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

Results of Operations

Revenue. For each of the three and six months ended June 30, 2017, we recognized $3.0 million in revenue, compared to no revenue for each of the three and six months ended June 30, 2016, respectively. Revenue for the three and six months ended June 30, 2017 related to the receipt of non-refundable upfront and milestone payments in aggregate of $3.0 million from our Asset Transfer Agreement with OBI for the sale of TH-3424. We immediately recognized the $3.0 million of non-refundable payments as revenue as we had no further obligations under the Asset Transfer Agreement upon the completion of the transfer of our rights and obligations to OBI. We expect no further revenue from Asset Transfer Agreement with OBI.

Research and Development. Research and development expenses were $1.1 million for the three months ended June 30, 2017 compared to $4.0 million for the three months ended June 30, 2016 net of the reimbursement for Merck KGaA’s 70% share of total wind down expenses for joint evofosfamide development activities. The $2.9 million decrease in expenses was due primarily to a $0.8 million decrease in employee related expenses (including a $0.2 million decrease in noncash stock-based stock compensation expense), a $1.8 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total wind down expenses for joint evofosfamide development activities, and a decrease of $0.3 million in consulting expenses. Research and development expenses were $2.7 million for the six months ended June 30, 2017 compared to $10 million for the six months ended June 30, 2016, net of the reimbursement for Merck KGaA’s 70% share of total development expenses for evofosfamide. The $7.3 million decrease in expenses was due primarily to a $1.7 million decrease in employee related expenses (including a $0.3 million decrease in noncash stock-based stock compensation expense), a $5.1 million decrease in clinical development expenses net of the reimbursement for Merck KGaA’s 70% share of total wind down expenses for joint evofosfamide development activities, and a decrease of $0.5 million in consulting expenses. The decrease in employee related expenses was primarily due to the reductions in workforce of 43 employees in clinical development and discovery research in December 2015 and September 2016. As a result of the termination of our former collaboration with Merck KGaA, we are no longer entitled to any reimbursement for evofosfamide development expenses apart from Merck KGaA’s 70% reimbursement obligation for costs to wind down the discontinued trials and return the evofosfamide rights back to us through December 31, 2016.

During the three and six months ended June 30, 2017 and 2016, we were engaged in three primary research and development programs: the development of evofosfamide, which was the subject of two pivotal Phase 3 clinical trials and multiple Phase 2 and Phase 1 clinical trials; the clinical development of tarloxotinib, which is subject of two Phase 2 proof of concept trials; and our discovery research program aimed at preclinical development of TH-3424. Research and development expenses consist primarily of costs of conducting clinical trials, salaries and related costs for personnel including noncash stock-based compensation, costs of clinical materials, costs for research projects and preclinical studies, costs related to regulatory filings, and facility costs. Contracting and consulting expenses are a significant component of our research and development expenses as we rely on consultants and contractors in many of these areas. The following table summarizes our research and development expenses (net of reimbursement for Merck KGaA’s 70% share of total wind down expenses for joint evofosfamide development activities for three and six months ended June 30, 2016) attributable to each of our programs for each period presented:

Research and Development Expenses by Project (in thousands):	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Evofosfamide	$729	$2,914	$1,505	$7,192
Tarloxotinib	175	1,018	464	2,351
Discovery Research	211	84	736	478
Total Research and Development Expenses	$1,115	$4,016	$2,705	$10,021

Research and development expenses associated with our internally discovered compound evofosfamide were $0.7 million and $1.5 million for the three and six months ended June 30, 2017, respectively, and $2.9 million and $7.2 million for the three and six months ended June 30, 2016, respectively, in each case net of the reimbursement for Merck KGaA’s 70% share of total eligible collaboration expenses for evofosfamide. The decrease of $2.2 million and $5.7 million during the three and six months ended June 30, 2017, respectively, compared to the same period in 2016, was due to Merck KGaA’s and our joint decision to cease further development in evofosfamide in December 2015 and the related discontinuation of enrollment and closure of all company sponsored evofosfamide trials in 2016. We are currently only pursuing development of evofosfamide in a Phase 1 trial in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center.

Research and developments expenses associated with tarloxotinib, were $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively, compared to $1.0 million and $2.4 million for the three and six months ended June 30, 2016, respectively. The decrease $0.8 million and $1.9 million for the three and six months ended June 30, 2017, compared to the same period in 2016, was due primarily to the completion of enrollment of two Phase 2 proof-of-concept clinical trials of tarloxotinib during the quarter ended September 30, 2016.  In addition, during the quarter ended September 30, 2016, we determined to cease any further development of tarloxotinib based on the interim results from the two Phase 2 proof-of-concept trials of tarloxotinib.  With our decision to cease any further development of tarloxotinib, first half of 2017 expenses related to tarloxotinib were limited to winding down the two trials. Discovery research and development expenses were $0.2 million and $0.7 million for the three and six months ended June 30, 2017, respectively, compared to $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively. With the reduction in workforce enacted in December of 2015 pursuant to which we eliminated our in-house discovery research activities, activities in 2017 were limited to preclinical development of TH-3424 with third party collaborators.

The largest component of our total operating expenses has historically been our ongoing investment in our research and development activities, primarily with respect to the development of evofosfamide. The process of conducting the clinical research necessary to obtain FDA and foreign regulatory approvals is costly, uncertain and time consuming. We consider the active management of our research and development programs to be critical to our long-term success. The actual probability of success for evofosfamide and potential future clinical product candidates may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program and the availability of adequate funding, competition, manufacturing capability and commercial viability. Furthermore, our strategy depends upon our ability to enter into potential new partnering, collaborative or other strategic arrangements with third parties to assist in the development of evofosfamide, or to otherwise obtain sufficient additional funding to permit such development.  In the event we enter into partnering or collaborative arrangements for evofosfamide, the clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our current and potential future product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. In addition, the length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, unanticipated additional clinical trials that may be required, future decisions to develop a product candidate for subsequent indications, and whether in the future we decide to pursue development of the product candidate with a collaborator or independently. For example, evofosfamide may have the potential to be approved for multiple indications, and we do not yet know how many of those indications we and a potential future collaborator will pursue. In this regard, the decision to pursue regulatory approval for subsequent indications will depend on several variables outside of our control, including the strength of the data generated in our prior and ongoing clinical studies and the willingness of potential collaborators to jointly fund such additional work. Furthermore, the scope and number of clinical studies required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue, and even after having given such input applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control.

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

General and Administrative. General and administrative expenses were $1.7 million for the three months ended June 30, 2017 compared to $1.9 million for three months ended June 30, 2016. The $0.2 million decrease was due to a $0.5 million decrease in employee related expenses (including a $0.2 million decrease in noncash stock-based compensation expense), partially offset by a $0.3 million increase in consulting expenses. Consulting expenses increased as result of an increase in legal and other consulting expenses related to the signing of the merger agreement with Molecular Templates, Inc. General and administrative expenses were $4.5 million for the six months ended June 30, 2017 compared to $4.1 million for six months ended June 30, 2016. The $0.4 million increase was due to a $1.1 million increase in consulting expenses partially offset by a $0.7 million decrease in employee related expenses (including a $0.4 million decrease in noncash stock-based compensation expense). Consulting expenses increased as result of an increase in legal and other consulting expenses related to the signing of the merger agreement with Molecular Templates, Inc. We currently expect our general and administrative expenses to remain flat in 2017 compared to 2016 due to an increase in merger-related consulting expenses in first half of 2017, partially offset by a decrease in employee related expenses, including facilities costs, due to the reduction in workforce in December 2015 and September 2016 and decrease in general and administrative expenses to support our decreased development activities related to evofosfamide and TH-3424.

Interest Income (Expense), Net. Interest income (expense), net for the three and six months ended June 30, 2017 was $34,000 and $67,000, respectively, compared to $40,000 and $72,000 of interest income for same period in 2016, respectively.

Other Income (Expense). Other income (expense) for the three and six months ended June 30, 2017 was noncash income of $0.9 million and $0.2 million, respectively, compared to noncash expense of $1.0 million and noncash expense of $0.6 million for the three and six months ended June 30, 2016, respectively. The noncash income during the three and six months ended June 30, 2017 was due to a decrease in the fair value of the outstanding warrants as a result of a decrease in the underlying price of the common stock during those periods. The noncash expense during the three and six months ended June 30, 2016, was due to an increase in the fair value of the outstanding warrants as a result of an increase in the underlying price of the common stock during that period.

Liquidity and Capital Resources

We have not generated and do not expect to generate revenue from sales of product candidates in the near term. Since our inception we have funded our operations primarily through private placements and public offerings of equity securities, through payments received under our former collaboration with Merck KGaA and payments received from agreement with other third parties for sale of our rights to certain preclinical candidates. We have received $110 million in upfront and milestone payments from our former collaboration with Merck KGaA and more recently $3.0 million in nonrefundable payments for the sale of our rights and obligations to TH-3424 to OBI. We had cash, cash equivalents and marketable securities of $16.8 million and $23.6 million at June 30, 2017 and December 31, 2016, respectively, available to fund operations. The cash, cash equivalents and marketable securities as of June 30, 2017 excludes a $4.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note.

Net cash used in operating activities for the six months ended June 30, 2017 was $2.9 million compared to net cash used in operating activities of $15.0 million for the six months ended June 30, 2016. The decrease of $12.1 million in cash used in operations was due to a net decrease in payments of operating cash expenses as a result of a decrease in research and development activities and $3.0 million in proceeds received from the sale of our rights and obligations to TH-3424 to OBI.

Net cash provided by investing activities for the six months ended June 30, 2017 was $8.8 million compared with net cash provided by investing activities of $17.8 million for the six months ended June 30, 2016. The $9.0 million decrease in net cash provided by investing activities was primarily due to a decrease from proceeds from maturities of marketable securities, partially offset by a decrease in purchases of marketable securities and a loan of $4.0 million to Molecular Templates, Inc.

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $7,000 and $13,000, respectively.

We believe that our cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for at least the next 12 months based upon current operating plans and spending assumptions. However, we will need to raise additional capital to advance the clinical development of evofosfamide, whether through new collaborative or partnering arrangements or otherwise, and to in-license or otherwise acquire and develop additional product candidates or programs.  In particular, our ability to advance the clinical development of evofosfamide is dependent upon our ability to enter into new collaborative or partnering arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development, particularly since we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.

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

Obligations and Commitments

During the six months ended June 30, 2017, there have been no significant changes in our payments due under contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with Securities and Exchange Commission on March 27, 2017.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the update by one year, with early adoption on the original effective date permitted. The updates are effective for us beginning in the first quarter of the fiscal year 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We plan to implement the standard in the first quarter of 2018 on a modified retrospective basis and do not anticipate that this standard will have a material impact on our revenues as we currently have no ongoing collaboration agreements. We will continue to assess the potential impacts of the standard on any new collaboration agreements.

In February 2016, the FASB issued an accounting standard update, which requires the recognition of lease assets and lease liabilities arising from operating leases in the statement of financial position. We will adopt the standard effective the first quarter of 2019 and do not anticipate that this new accounting guidance will have a material impact on our consolidated financial statements as we currently do not have long-term operating leases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable Securities and Exchange Commission regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot be certain that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 25, 2017, Ron Welk, a purported stockholder of Threshold, sent Threshold a demand letter and draft complaint alleging that (1) Threshold and the members of its Board of Directors, or the Board, violated Section 14(a) of the Securities Exchange Act of 1934, as amended, the Exchange Act, and Rule 14a-9 promulgated thereunder, by filing a proxy statement, which allegedly failed to disclose and/or misrepresented material information about the proposed merger with Molecular Templates, Inc., or the Merger, and (2) the members of the Board, as control persons of Threshold, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient proxy statement.  Mr. Welk demanded that Threshold provide certain corrective disclosures to the proxy statement/prospectus/information statement. On June 20, 2017, Victor Pariso, a purported stockholder of Threshold, or the Plaintiff, filed a putative class action complaint against Threshold and members of its Board in the United States District Court for the Northern District of California. This case is captioned Pariso v. Threshold Pharmaceuticals, Inc., et al., Case No. 3:17-cv-03557-WHA. The complaint alleges that (1) Threshold and the members of its Board violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by filing this proxy statement/prospectus/information statement, which allegedly fails to disclose and/or misrepresents material information about the proposed merger, and (2) the members of Threshold’s Board of directors, as control persons of Threshold, violated Section 20(a) of the Exchange Act in connection with the filing of the allegedly materially deficient proxy statement/prospectus/information statement. The Plaintiff has asked the District Court to, among other things, (i) enjoin the defendants from proceeding with the proposed merger, (ii) rescind, to the extent already implemented, the proposed merger or grant rescissory damages, and (iii) award damages and attorneys’ fees and expenses. On June 27, 2017, Threshold filed an amendment to the Form S-4 with the SEC containing certain supplemental disclosures.  After the SEC declared the Form S-4 effective on June 30, 2017, Threshold filed with the SEC a final prospectus/proxy statement/information statement also containing the supplemental disclosures pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended.  On July 7, 2017, Plaintiff filed a stipulation to voluntarily dismiss the Action with prejudice as to himself because he believes the supplemental disclosures mooted the claims set forth in the complaint, or the Stipulation.  In voluntarily dismissing the Action, Plaintiff asked the Court to retain jurisdiction for the sole purpose of determining any potential application for an award of attorneys’ fees and expenses, and to set a briefing schedule to resolve any potential fee dispute that may arise. On July 26, 2017, the District Court denied the Stipulation because the Civil Local Rules provide specific procedures, from which the District Court was not inclined to deviate, to move for an award of fees.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our merger with Molecular Templates may not be consummated or may not deliver the anticipated benefits we expect.

On March 16, 2017, Threshold entered into the merger agreement with Molecular pursuant to which the security holders of Molecular will become the majority owners of Threshold common stock. In addition, the proposed concurrent financing and Takeda equity financing are subject to certain conditions, including the closing of the merger. The merger, however, is not conditioned upon the closing of the concurrent financing or Takeda equity financing. Threshold is devoting substantially all of Threshold’s time and resources to consummating the merger and the concurrent financing and Takeda equity financing; however, there can be no assurance that such activities will result in the consummation of the merger and the concurrent financing and Takeda equity financing or that such transaction will deliver the anticipated benefits or enhance stockholder value. Threshold cannot assure you that Threshold will complete the merger in a timely manner or at all. The merger agreement is subject to many closing conditions and termination rights. If the merger does not occur, Threshold’s board of directors may elect to attempt to complete another strategic transaction similar to the merger and the concurrent financing. Attempting to complete another similar strategic transaction will be costly and time-consuming, and Threshold cannot make any assurances that a future strategic transaction will occur on terms that provide the same or greater opportunity for potential value to Threshold’s stockholders, or at all. If Threshold is unable to close another strategic transaction and unable to successfully obtain funding for the continued development of evofosfamide and/or partner HX4, Threshold’s board of directors may determine to sell or otherwise dispose of Threshold’s various assets, and distribute any remaining cash proceeds to Threshold’s stockholders. In that event, Threshold would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, so Threshold can provide no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying its obligations and setting aside funds for reserves.

Prior to September 2016, our business was almost entirely dependent on the success of evofosfamide and tarloxotinib, and we have suspended further clinical development of tarloxotinib.

Prior to September 2016, we invested substantially all of our efforts and financial resources in the research and development of evofosfamide and tarloxotinib. In December 2015, we announced topline results from two pivotal Phase 3 clinical trials of evofosfamide: TH-CR-406 conducted by Threshold in patients with soft tissue sarcoma and MAESTRO conducted by Merck KGaA, Darmstadt, Germany (“, or Merck KGaA”), in patients with advanced pancreatic cancer; and that neither trial met its primary endpoint of demonstrating a statistically significant improvement in overall survival.  In March 2017, we received minutes from the Company’s formal meeting with the PMDA indicating that the Company’s analysis of the data from the randomized Phase III study, EMR200592-001 (N=693), conducted under a Special Protocol Agreement with the FDA, and the data from the supporting randomized Phase II study, TH-CR-404 (N=214),would not provide adequate efficacy data to support the submission of a New Drug Application (“JNDA”) for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  In September, 2016, the Company announced that its Phase 2 proof-of-concept trial evaluating tarloxotinib bromide for the treatment of patients with mutant EGFR-positive, T790M-negative advanced non-small cell lung cancer(NSCLC) progressing on an EGFR tyrosine kinase inhibitor (TH-CR-601) did not achieve its primary interim response rate endpoint. We are conducting only limited evofosfamide development activities and  returned its rights to tarloxotinib to The University of Auckland.

If we are unable to consummate the Merger with Molecular Templates, there can be no assurance that we will conduct drug development activities in the future.  Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities on our lead product candidate, evofosfamide. To date, we have not commercialized any products or generated any revenue from product sales. We are not profitable and have incurred losses in each year since our inception in 2001, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2017 was $3.9 million and as of June 30, 2017, we had an accumulated deficit of $357.3 million. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity and/or debt financings and strategic collaborations. It will be several years, if ever, before evofosfamide is ready for commercialization.

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

There can be no assurance that we can successfully consummate the Merger with Molecular Templates.  If the transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the transaction with Molecular Templates.  Further, the Merger Agreement with Molecular Templates contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay Molecular Templates a termination fee of $750,000 and to reimburse certain fees and expenses incurred by Molecular Templates which would further decrease our available cash resources.  If our board of directors was to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our evofosfamide trial; (ii) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business.  As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If the merger is not completed, and we would need to raise significant capital to support our operations, and successfully develop and complete clinical trials for our existing drug candidate, or acquire and develop other products or product candidates at all or on commercially reasonable terms.

Given the limited development of evofosfamide, our limited cash resources, and the additional capital and resources that would be required to pursue such development, if the Merger is not completed, we could be required to rely on securing a collaborative or strategic arrangement for one of our existing drug candidates to support our operations and our future development and clinical trial costs. Due to our history, limited cash resources, limited operational and management capabilities and the intense competition for pharmaceutical product candidates, even if we generate interest in a collaborative or strategic arrangement to support the further development of one of our drug candidates, we may not be able to enter into a final agreement on commercially reasonable terms, on a timely basis or at all. Proposing, negotiating and implementing an economically viable collaborative or strategic arrangement is a lengthy and complex process. As of June 30, 2017, Threshold had cash and cash equivalents totaling $16.8 million. The cash, cash equivalents and marketable securities as of June 30, 2017 excludes a $4.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note. Threshold believes that its current cash and cash equivalents will only be sufficient to fund its operations through the next twelve months. Threshold competes for collaborative arrangements and license agreements with the drug candidates and technology developed by other pharmaceutical and biotechnology companies and academic research institutions. Threshold's competitors may have stronger relationships with third parties with whom they may be interested in collaborating, or which have greater financial, development and commercialization resources and/or more established histories of developing and commercializing products than Threshold. As a result, competitors may have a competitive advantage over Threshold in entering into collaborative arrangements with such third parties. In addition, even if Threshold enters into a collaborative or strategic arrangement, the arrangement may not provide Threshold with sufficient funds to support its operations and there is no assurance that its drug candidates would satisfy the development and/or clinical milestones established in the collaborative or strategic arrangement. Further, any drug candidate Threshold pursues will require additional development and regulatory efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and other non-U.S. regulatory authorities. All product candidates are subject to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities and the possibility that, due to strategic considerations, Threshold will discontinue research or development with respect to a product candidate for which it has already incurred significant expense. Even if the product candidates are approved, Threshold cannot be sure that they would be capable of economically feasible production or commercial success.

If we do not successfully complete the Merger, we will require substantial additional funding in the event to continue our operations, and will need to curtail operations if we have insufficient capital.

Threshold had cash and cash equivalents of $16.8 million at June 30, 2017. The cash, cash equivalents and marketable securities as of June 30, 2017 excludes a $4.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note. Threshold believes that its current cash and cash equivalents will only be sufficient to fund its operations through the next twelve months unless Threshold sells additional shares of its common stock through its ATM Sales Agreement or otherwise.    Based on the development and clinical status of its existing drug candidates, Threshold expects its negative cash flows from operations to continue for the foreseeable future.

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

At the effective time of the merger, outstanding shares of Molecular common stock (excluding shares held by Threshold, Molecular or Merger Sub and dissenting shares, and after giving effect to the purchase or conversion rights of Molecular’s preferred stockholders, warrant holders and noteholders) will be converted into shares of Threshold common stock. Applying the exchange ratio, the former Molecular security holders immediately before the merger are expected to own approximately 65.6% of the aggregate number of shares of Threshold common stock following the merger, and the Threshold stockholders immediately before the merger are expected to own approximately 34.4% of the aggregate number of shares of Threshold common stock following the merger, in each case without giving effect to the issuance of shares of Threshold common stock in the concurrent financing and Takeda equity financing and excluding, in each case, out-of-the-money securities. These estimates are subject to adjustment prior to closing of the merger, including an upward adjustment to the extent that Threshold’s net cash at the effective time of the merger is less than $12,500,000 (and as a result, Threshold security holders could own less, and Molecular security holders could own more, of the combined company), or a downward adjustment to the extent that Threshold’s net cash at the effective time of the merger is more than $17,500,000 (and as a result, Threshold security holders could own more, and Molecular security holders could own less, of the combined company).

Any changes in the market price of Threshold common stock before the completion of the merger will not affect the number of shares Molecular security holders will be entitled to receive pursuant to the merger agreement. Therefore, if before the completion of the merger the market price of Threshold common stock declines from the market price on the date of the merger agreement, then Molecular security holders could receive merger consideration with substantially lower value. Similarly, if before the completion of the merger the market price of Threshold common stock increases from the market price on the date of the merger agreement, then Molecular security holders could receive merger consideration with substantially more value for their shares of Molecular capital stock than the parties had negotiated for in the establishment of the exchange ratio. The merger agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the value of Threshold common stock, for each one percentage point that the market value of Threshold common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration issued to Molecular security holders.

Failure to complete the Merger may result in us paying a termination fee or reimbursing expenses to Molecular Templates and could harm the price of our common stock.

If the merger is not completed, we are subject to the following risks:

•

if the Merger Agreement is terminated under certain circumstances, we will be required to pay a termination fee of $750,000 and reimburse certain transaction fees expenses incurred by Molecular Templates;

•	the price of our stock may decline and remain volatile; and
•	costs related to the merger, such as financial advisor, legal and accounting fees, some which must be paid even if the Merger is not completed.

In addition, if the Merger is not consummated and Molecular Templates were to be unable to repay the $4.0 million bridge loan we made to Molecular Templates in connection with the execution of the Merger Agreement, we would be an unsecured creditor of Molecular Templates.  Moreover, our bridge loan is effectively subordinated to Molecular Templates’ secured debt.

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

In general, either we or Molecular Templates can refuse to complete the merger if there is a material adverse change affecting the other party between March 16, 2017, the date of the Merger Agreement and the closing. However, certain types of changes do not permit either party to refuse to complete the merger, even if such change could be said to have a material adverse effect on us or Molecular Templates, including:

•

any effect, change, event, circumstance or development in the conditions generally affecting the industries in which Molecular and Threshold operate or the U.S. or global economy or capital markets as a whole to the extent that such conditions do not have disproportionate impact on Molecular or Threshold, as the case may be;

•	any natural disaster or any act of terrorism, sabotage, military action or war (whether or not declared) or escalation or any worsening thereof;
•	any change in United States generally accepted accounting principles or any change in applicable laws, rules or regulations or the interpretation thereof;
•

any effect resulting from the execution, delivery, announcement or performance of the parties’ obligations under the merger agreement or the announcement, pendency or anticipated consummation of the merger;

•

any failure by Molecular Templates or Threshold to meet internal projections of forecasts or third-party revenue or earnings predictions for any period ending on or after the date of the Merger Agreement;

•	with respect to Threshold, any change in the price or trading volume of Threshold common stock;
•	any rejection by a governmental body of a registration or filing by Molecular or Threshold relating to specified intellectual property rights;
•	any change in the cash position of Molecular or Threshold which results from operations in the ordinary course of business;
•	the resignation or termination of a key director or officer of Molecular Templates or Threshold; or
•

any sale, transfer, license, assignment or other divestiture of specified potentially transferable assets of Threshold for fair market value to a nonaffiliated third party in a bona fide arm’s length transaction.

If adverse changes occur and Threshold and Molecular Templates still complete the merger, the combined organization stock price may suffer. This in turn may reduce the value of the merger to the stockholders of Threshold, Molecular Templates or both.

While Threshold and Molecular have received commitments for the purchase of $40.0 million in equity securities of the combined company in the concurrent financing and Threshold has entered into a stock purchase agreement with Takeda for the sale of $20.0 million of shares of common stock of the combined company, consummation of the concurrent financing and Takeda equity financing are subject to conditions and are not conditions to closing the merger. If Molecular and Threshold complete the merger, but the concurrent financing or the Takeda equity financing are not completed, then the combined company may need to raise additional capital by issuing securities or debt or through licensing arrangements, which may be on worse commercial terms than the concurrent financing or Takeda equity financing, cause significant dilution to the combined company’s stockholders, restrict the combined company’s operations or require the combined company to relinquish proprietary rights.

Threshold and Molecular have received from Longitude Venture Partners III, L.P., or Longitude, an equity commitment letter, pursuant to which, immediately following the closing of the merger, Longitude will purchase $20.0 million of equity securities in the combined company. Longitude’s investment is subject to certain conditions, including the closing of the merger and the parties’ having secured commitments from additional investors for the purchase of an additional $20.0 million of such securities, which condition has been satisfied. Furthermore, Threshold and Molecular have entered into a stock purchase agreement with Takeda pursuant to which, immediately following the closing of the merger and concurrent financing, Takeda will purchase shares of common stock of the combined company for an aggregate purchase price of up to $20.0 million such that Takeda will own no more than 19% of the outstanding shares of common stock of the combined company upon the closing of the Takeda equity financing. The closing of the merger is not contingent upon the completion of the concurrent financing or the Takeda equity financing. Holders of equity in the combined company immediately following the merger will experience significant dilution as a result of the closing of the concurrent financing and Takeda equity financing, which, assuming the conditions to the closing of the concurrent financing and Takeda equity financing are satisfied, will take place immediately following the completion of the merger. Since the concurrent financing and Takeda equity financing are subject to conditions and are not conditions to the merger, Molecular and Threshold may complete the merger but not the concurrent financing or the Takeda equity financing. If this were to occur, the combined company would have substantially less funds than Molecular and Threshold currently anticipate and may be required to raise additional funds sooner than currently planned.

Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, the terms of such an issuance may be on worse commercial terms than the concurrent financing and Takeda equity financing and may cause more significant dilution to the combined company’s stockholders’ ownership, and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to current product candidates and potential products or proprietary technologies, or grant licenses on terms that are not favorable to the combined company.

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

Based on the terms of their respective severance agreements, Threshold's executive officers will be entitled to receive an aggregate total value of approximately $2.4 million in severance benefits due to the terminations of their employment upon a change of control to occur in connection with the consummation of the Merger. These interests, among others, may influence the officers and directors of Threshold to support or approve the merger.

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

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the merger, Threshold stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger. Threshold stockholders will experience further dilution upon the closing of the concurrent financing and Takeda equity financing, both of which are expected to occur immediately following the closing of the merger.

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

Molecular and Threshold security holders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the merger, the current stockholders of Molecular and Threshold will own a smaller percentage of the combined company than their ownership of their respective companies prior to the merger. Immediately after the merger but before taking into account the concurrent financing and Takeda equity financing, Molecular security holders will own approximately 65.6% of the fully-diluted common stock of Threshold, with Threshold security holders, whose shares of Threshold common stock will remain outstanding after the merger, owning approximately 34.4% of the fully-diluted common stock of the combined company, in each case without giving effect to the issuance of shares of Threshold common stock in the concurrent financing and Takeda equity financing and excluding, in each case, out-of-the-money securities. These estimates are based on the anticipated exchange ratio and are subject to adjustment.

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

We have focused our development activities on evofosfamide, and substantially all of our efforts and expenditures continue to be devoted to evofosfamide. Accordingly, our future prospects are dependent on the successful development, regulatory approval and commercialization of evofosfamide. On June 2, 2016, we received preliminary comments from the FDA relating to our request for a meeting indicating that our analysis of the data from the MAESTRO study and the data from a supporting randomized Phase 2 study would not provide adequate efficacy data to support the submission of a new drug application, or NDA, for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy.  Accordingly, we would be required to successfully conduct one or more additional Phase 3 clinical trials before the FDA would accept any NDA for evofosfamide.  Our inability to submit an NDA to the FDA for evofosfamide in the absence of additional Phase 3 development has significantly harmed our business and future prospects. We have conducted additional analyses of the data from MAESTRO trial and have reviewed and discussed the results of our analyses with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan, to determine potential registration pathways. However, in March 2017, Threshold received minutes from its formal meeting with the PMDA in Japan indicating that its analysis of the data from the MAESTRO trial and the data from the supporting randomized Phase II study would not provide adequate efficacy data to support the submission of a New Drug Application, or JNDA, to the PDMA for evofosfamide for the treatment of patients with locally advanced unresectable or metastatic pancreatic adenocarcinoma previously untreated with chemotherapy. While Threshold is currently in discussions with the PMDA to clarify the scope of a new clinical trial for which the PMDA would consider necessary to accept a JNDA for evofosfamide in Japan based on the previous results observed in the Japanese sub-population in the MAESTRO trial, Threshold would be required to obtain additional capital in order to conduct any such new clinical trial, and there can be no assurances that Threshold would be successful in obtaining the additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Our current evofosfamide development strategy is limited to the Phase 1 clinical trial of evofosfamide in combination with immune checkpoint antibodies in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, and we do not expect to conduct any further development of evofosfamide beyond the Phase 1 clinical trial unless such development is part of a new collaborative or partnering arrangement or other strategic transaction or we are otherwise able to raise significant additional funding.

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

Our strategy includes selectively partnering or collaborating with other pharmaceutical and biotechnology companies to assist us in furthering the development and potential commercialization of our current and potential future product candidates. In this regard, as a result of the termination of our collaboration with Merck KGaA, we are no longer eligible to receive any further milestone payments or other funding from Merck KGaA, including the 70% of worldwide development costs for evofosfamide that were previously borne by Merck KGaA.  Since we are now solely responsible for the further development and commercialization of evofosfamide at our own cost, we are evaluating potential partnering opportunities for evofosfamide, and in this regard, we are currently seeking a pharmaceutical partner for evofosfamide with a commercial presence in oncology in Japan. In this regard, our ability to advance the clinical development of evofosfamide is dependent upon our ability to enter into new partnering, collaborative or other strategic arrangements for evofosfamide, or to otherwise obtain sufficient additional funding for such development. We face significant competition in seeking appropriate strategic partners, and collaborative and partnering arrangements are complex and time consuming to negotiate and document. We may not be successful in entering into new partnering, collaborative or other strategic arrangements with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional partnering, collaborative or other strategic arrangements because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to negotiate new partnering, collaborative or other strategic arrangements, we may have to curtail the development of a particular product candidate, reduce, delay, or terminate its development or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. For example, we may have to cease further development of our evofosfamide program if we are unable to raise sufficient funding for any additional clinical development of evofosfamide through new partnering, collaborative or other strategic arrangements with third parties or other financing alternatives.  In this regard, if we decide to undertake any further development of evofosfamide beyond our Phase 1 clinical trial of evofosfamide, we would need to obtain additional funding for such development, either through financing or by entering into partnering, collaborative or other strategic arrangements with third parties for any such further development and we may be unable to do. While we are currently determining third party interest in partnering or acquiring HX4, we may be unable to partner or divest these assets in a timely manner, or at all, and therefore may not receive any return on our investment in these assets. If we do not have sufficient funds, we will not be able to advance the development of our product candidates or otherwise bring our product candidates to market and generate product revenues.

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

Delays in the progression of our potential future clinical trials could result in us not meeting previously announced clinical milestones and could materially impact our product development costs and milestone revenue and delay regulatory approval of our product candidates. We do not know whether our potential future clinical trials of evofosfamide, including our Phase 1 clinical trial of evofosfamide, will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including:

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

We cannot be certain of our successfully completing clinical testing within the time frames we have planned or anticipated, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our product candidates, including the following:

•

our clinical trials may produce negative or inconclusive results, such as the results in the 406 trial, the MAESTRO trial and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;

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

The formulation of evofosfamide that was the subject of our prior clinical trials and is the subject of our Phase 1 clinical trial was changed to address issues with a prior formulation that was subject to storage and handling requirements that were not suitable for a commercial product. The current formulation of evofosfamide may be suitable for a commercial product, but additional data will be required to verify this and there can be no assurance that we will be able to do so in a timely manner, if at all. If we are not able to develop a viable commercial formulation of evofosfamide, then we may be required to conduct additional Phase 3 clinical trials of evofosfamide, or we may need to develop an alternative commercial formulation, either of which could delay, perhaps substantially, our ability to obtain any regulatory approvals of evofosfamide.

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

Due to the recognition of the remaining $65.9 million of deferred revenue from our former collaboration with Merck KGaA during the quarter ended December 31, 2015, we reported net income of $43.8 million for the year ended December 31, 2015.  However, during the six months ended June 30, 2017 we had a net loss of $3.9 million and we have incurred losses in each of our other years since our inception in 2001, and we expect to incur losses for the foreseeable future. We have devoted and, subject to our ability to obtain additional funding and to otherwise meaningfully advance the development of our product candidates, we expect to continue to devote, substantially all of our resources to the development of evofosfamide. Accordingly, our future prospects remain dependent on the successful development, regulatory approval and commercialization of evofosfamide. In this regard, a substantial portion of our efforts have been devoted to the two pivotal Phase 3 clinical trials of evofosfamide. The failure of the 406 trial and the MAESTRO trial to meet their primary endpoints of demonstrating a statistically significant improvement in overall survival as agreed upon with the FDA, based on our analyses for the 406 trial and Merck KGaA’s analyses for the MAESTRO trial, has significantly depressed our stock price and harmed our future prospects. Likewise, the announcement of our decision to discontinue the development of tarloxotinib following our analysis of the interim results of two Phase 2 proof-of-concept trials of tarloxotinib has depressed our stock price and harmed our future prospects. Although we have conducted our own analyses of the data from MAESTRO trial and have reviewed and discussed the results of our analyses with the PMDA in Japan to determine whether there is an appropriate path forward for submitting marketing authorization applications based on the data from the MAESTRO trial along with a bridging study, the PMDA and other health regulatory authorities may determine that the data from the MAESTRO trial and a bridging study are insufficient to support the approval of any marketing authorizations and that one or more additional clinical trials of evofosfamide would be required to be successfully conducted by us in order to support any such approval, including with respect to the Japanese sub-population we are targeting. If we are required to successfully conduct and complete any additional clinical trials of evofosfamide in order to support potential approval of evofosfamide in Japan, we would be required to obtain additional capital and there can be no assurances that we would be successful in obtaining the additional funding, whether through new collaborative, partnering or other strategic arrangements or otherwise, necessary to support any additional clinical development of evofosfamide. Moreover, apart from the Phase 1 clinical trial of evofosfamide, we cannot currently predict whether and to what extent we may continue or increase evofosfamide development activities in future periods, if at all, and what our future cash needs may be for any such activities.  For these and other reasons, we cannot assure you that we will be able to advance the development of evofosfamide.  In such event, we may be required to abandon the development of evofosfamide and forego any return on our investment from our evofosfamide program, which would severely harm our future prospects and may cause us to cease operations.  In any event, we do not expect to generate any revenue from the commercial sales of evofosfamide or any potential future product candidates, including evofosfamide, in the near term, and we expect to continue to have significant losses for the foreseeable future.

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

Developing drugs, conducting clinical trials, and commercializing products is expensive. Our future funding requirements will depend on many factors, including:

•	the terms and timing of any future collaborative, licensing, acquisition or other strategic arrangements that we may establish for our product candidates;
•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential future partners or collaborators, if any;
•	the amount and timing of contingent licensing fees, milestone payments and royalty payments that we are obligated to pay to third parties;
•	the scope, rate of progress and cost of our potential clinical trials, including our Phase 1 clinical trial of evofosfamide, and other development activities;
•	the costs and timing of obtaining regulatory approvals;
•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the costs of filing, prosecuting, defending and enforcing any patent applications, claims, patents and other intellectual property rights;
•	the cost and timing of securing manufacturing capabilities for our clinical product candidates and commercial products, if any; and
•	the costs of lawsuits involving us or our product candidates.

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

Important documents and records, such as hard copies of our laboratory books and records for our product candidates, are located in our corporate facilities in Menlo Park, California, near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and could result in additional expense. Although we maintain business interruption insurance coverage, the policy specifically excludes coverage for earthquake and flood.

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

We also expect to rely on contract manufacturers or other third parties to produce sufficient quantities of clinical trial product for any other product candidates that we may develop. It is possible that we might not be able to develop a formulation for evofosfamide with adequate quality that meets the need for testing in our clinical trials. In any event, in order for us to commence any potential future clinical trials of our current and potential future product candidates, including our Phase 1 clinical trial of evofosfamide, we need to obtain or have manufactured sufficient quantities of clinical trial product and there can be no assurance that we will be able to obtain sufficient quantities of clinical trial product in a timely manner or at all. Any delay in receiving sufficient supplies of clinical trial product for our potential future studies could negatively impact our development programs.

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

Although we have U.S. and foreign issued patents that cover certain hypoxia-targeted prodrugs, including evofosfamide, respectively, we have no issued patents or pending patent applications that would prevent others from taking advantage of hypoxia-prodrug technology generally to discover and develop new therapies for cancer or other diseases. Consequently, our competitors may seek to discover and develop potential therapeutics that operate by mechanisms of action that are the same or similar to the mechanism of action of our hypoxia-prodrug product candidate.

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

Pursuant to the terms of the Merger Agreement, if Threshold’s net cash at the consummation of the merger is less than $12.5 million, the ownership percentage of Threshold’s stockholders, option holders and warrant holders in the combined organization immediately following the consummation of the merger will be reduced.  As of June 30, 2017, we had cash and cash equivalents totaling $16.8 million. The cash, cash equivalents and marketable securities as of June 30, 2017 excludes a $4.0 million bridge loan to Molecular Templates, Inc. in the form of a promissory note. However, certain contingent payments related to the Merger, including severance and change of control payments payable to our existing and former executive officers, will become due and payable in connection with the closing of the Merger.

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

If we or our existing stockholders sell a large number of shares of our common stock or the public market perceives that we or our existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of June 30, 2017, we had 71,591,918 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction, subject to any affiliate restrictions. On November 2, 2015, we entered into a sales agreement with Cowen, under which we may sell shares of our common stock from time to time through Cowen, as our agent for the offer and sale of the shares, in an aggregate amount not to exceed $50 million. Though our ability to sell shares of common stock through Cowen under our sales agreement with Cowen is practically limited or precluded altogether due to our currently-depressed stock price, to the extent that we sell shares of our common stock pursuant to the sales agreement with Cowen in the future, our stockholders will experience dilution. In addition, a significant number of shares of our common stock are subject to issuance upon the exercise of outstanding options and warrants. On February 18, 2015, we issued warrants to purchase an aggregate of 8,300,000 shares of our common stock, at an initial exercise price per share of $10.86, which exercise price was adjusted to $3.62 on January 21, 2016. In addition, as of June

30, 2017, there were 10,732,260 shares of our common stock issuable upon the exercise of outstanding options having a weighted-average exercise price of $3.03 per share. Although we cannot determine at this time how many of the currently outstanding options and warrants will ultimately be exercised, the options and warrants will likely be exercised only if the exercise price is below the market price of our common stock. To the extent that the options and warrants are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our security holders.

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

10.1

Form of Change of Control Severance Agreement between Threshold Pharmaceuticals, Inc., and certain executive and employees, to be dated effective as of March 16, 2017 (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-217993), filed on June 27, 2017).

10.2

Stock Purchase Agreement, dated as of June 23, 2017, by and among Molecular Templates, Inc., Threshold Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-217993), filed on June 27, 2017).

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

*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Threshold Pharmaceuticals, Inc.

Date: July 31, 2017	/s/ Wilfred E Jaeger, Ph.D.
Wilfred E. Jaeger, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2017	/s/ Joel A. Fernandes
Joel A. Fernandes
Senior Vice President, Finance and Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Form of Change of Control Severance Agreement between Threshold Pharmaceuticals, Inc., and certain executive and employees, to be dated effective as of March 16, 2017 (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-217993), filed on June 27, 2017).

10.2

Stock Purchase Agreement, dated as of June 23, 2017, by and among Molecular Templates, Inc., Threshold Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-217993), filed on June 27, 2017).

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