Form 10-K
period 2017-12-31
Molecular Templates, Inc.
filed 2018-03-30
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-32979

MOLECULAR TEMPLATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)
9301 Amberglen Blvd, Suite 100, Austin TX 78729	78729
(Address of principal executive office)	(Zip Code)

(512) 869-1555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 Par Value Per Share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and ‘emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the Common Stock on the Nasdaq Capital Market on June 30, 2017 was approximately $25,999,000, computed based on the closing price of $4.29. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 21, 2018 there were 27,058,244 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2017 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Molecular Templates, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “possible”, “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body, or ETB, product candidates;
•	our ability to advance the development of our product candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB product candidates;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our product candidates;
•	the anticipated progress of our product candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our product candidates;
•	our ability to establish and maintain intellectual property rights for our product candidates;
•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional product candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional product candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	the sufficiency of our cash resources; and
•	our projected financial performance.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact their accuracy, see the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements reflect our view only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1.	BUSINESS

Molecular Templates, Inc., or Molecular, is a clinical-stage oncology company focused on the discovery and development of differentiated, targeted, biologic therapeutics for cancer. Molecular utilizes its proprietary biologic drug platform to design and generate engineered toxin bodies, or ETBs, which Molecular believes provide a differentiated mechanism of action that may be beneficial in patients resistant to currently available cancer therapeutics. ETBs use a genetically engineered version of the Shiga-like Toxin A subunit, or SLTA, a ribosome inactivating bacterial protein. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In Molecular’s scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a cancer target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cancer cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

ETBs combine the specificity of an antibody with SLTA’s potent mechanism of cell destruction. Based on the disease setting, Molecular has created ETBs that have reduced immunogenicity and are capable of delivering additional payloads into a target cell. Immunogenicity is the ability of a foreign substances to provoke an immune response in a host. ETBs have relatively predictable pharmacokinetic, or PK, and absorption, distribution, metabolism and excretion, or ADME, profiles and can be rapidly screened for desired activity in robust cell-based and animal-model assays. Because SLTA can induce internalization against non- and poorly-internalizing receptors, the universe of targets for ETBs should be substantially larger than that seen with antibody-drug conjugates, or ADCs, which are not likely to be effective if the target does not readily internalize the ADC payload.

ETBs have a differentiated mechanism of cell-kill in cancer therapeutics (the inhibition of protein synthesis via ribosome destruction), and Molecular has preclinical and clinical data demonstrating the utility of these molecules in chemotherapy-refractory cancers. ETBs have shown good safety data in multiple animal models as well as in Molecular’s clinical studies to date. Molecular believes the target specificity of ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profile provide opportunities for the clinical development of these agents to address multiple cancer types.

Molecular’s initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. Molecular has developed ETBs for various targets, including CD20, CD38, HER2, and PD-L1. CD20 is central to B cell malignancies and is clinically validated as a target for the treatment of lymphomas and autoimmune disease. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers. Molecular’s lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in phase I study. The dose escalation portion of its first Phase I clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated Molecular’s fourth fiscal quarter for the fiscal year ended December 31, 2017. Molecular anticipates initiating combination studies with MT-3724 and advancing one or more additional ETBs into clinical trials in 2018.

Molecular has built up multiple core competencies around the creation and development of ETBs. Molecular developed the ETB technology in-house and continues to make iterative improvements in the scaffold and identify new uses of the technology. Molecular also developed the proprietary process for manufacturing ETBs under Good Manufacturing Process, or GMP standards and continues to make improvements to its manufacturing processes. Molecular has conducted multiple GMP manufacturing runs with its lead compound and believes this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

Challenges in Oncology

Existing mechanisms of action, the specific biochemical interaction through which a drug substance produces its pharmacological effect, are subject to numerous limitations in oncology. The clinical benefit of a given drug is a function of the biological properties of the drug, the target with which the drug interacts and the tumor indication being treated, but the relative contribution of each of these factors is difficult to separate. To date, significant challenges exist in identifying the most appropriate cancer targets, applying the most effective mechanisms of action and selecting the appropriate disease indications and most responsive patient populations for a particular drug. These challenges, including the following:

•

Availability of viable targets. The limited number of cancer targets addressable with currently available mechanisms of action; for example, targets appropriate for antibody-drug conjugate, or ADC, approaches are relegated to those extracellular targets that already readily and efficiently self-internalize;

•

Drug resistance. ADC approaches generally use chemotherapy payloads which damage DNA, or disrupt or prevent microtubule assembly, and can be subject to the same mechanisms of resistance as in general chemotherapy;

•	Limits of monotherapy. Established single-agent therapies are only effective in a minority of cancer patients;
•

Target identification and prioritization. Current approaches to target prioritization are not comprehensively systematic and do not leverage a complete understanding of a drug’s effect on a given tumor type to best identify high value targets in certain patient populations;

•	Clinical predictability of preclinical data. In vitro epitope selection on a given target may not be predictive of clinical optimization; and
•

Biomarker use and utility. Predictive biomarkers, the value and use of which are relatively new, are not uniformly used to proactively select responsive patient populations and/or preferred indications, which can drive longer development timelines with higher associated costs.

Molecular’s Differentiated Approach

Molecular was founded on the principle that differentiated mechanisms of action are crucial for improving outcomes in oncology. Molecular has created a new ETB scaffold with a differentiated mechanism of action, coupled with a predictable PK and ADME profile. Molecular’s ETB scaffold permits rapid screening for lead identification and easily scalable production, which Molecular believes offers an opportunity to provide meaningful clinical benefits in oncology with more cost efficient research and development than current treatments. Molecular believes the differentiated biological activity inherent to the ETB scaffold, particularly the ability to induce internalization and employ a differentiated mechanism of cell kill, may allow for differentiated clinical benefit in patients as monotherapy and in combination with standard of care therapies.

Molecular likens the extensive de-immunization work it has conducted on SLTA to the chimerization of monoclonal antibodies. Monoclonal antibody chimerization is a process for reducing immunogenicity when an antibody from one species is introduced into a different species. Chimerization has allowed for the wide-spread use of antibodies as human therapeutics across multiple disease settings. Molecular believes that the de-immunization of SLTA may allow for ETB use across multiple indications in oncology, including solid tumors, as well as other potential non-oncology indications.

Molecular has seen in both preclinical models and in its Phase I trials to date that the differentiated mechanism of action employed by its ETBs can be effective in chemo-resistant tumor cells. Molecular believes this creates the potential for a rapid characterization of efficacy in carefully designed clinical trials in relapsed and refractory settings, particularly when targeting tumor markers that persist after treatment with multiple lines of therapy and whose targeting has been shown to provide a survival benefit. Molecular also has seen preclinically that its ETBs can have additive or synergistic activity in combination with a number of small molecule agents including chemotherapeutics, immunomodulatory agents and tyrosine kinase inhibitors. Molecular believes that the ability of ETBs to be additive or synergistic to a variety of current treatments may allow for combination therapy in earlier lines of disease.

Molecular believes it can develop ETBs against well-validated targets and new targets, enabling a phenotypically based clinical trial design that may result in shorter development timelines with lower associated costs. More specifically:

•

Molecular’s research and design platform allows it to select lead ETBs from a comprehensive screen. Molecular’s ETB platform utilizes a suite of integrated technologies to screen ETB libraries for lead identification. Molecular performs initial preclinical screens on ETBs with lead selection around potency, affinity and expression. Critical components of Molecular’s approach include:

o	The proprietary optimization of the genetic fusion between the immunoglobulin-targeting domain and Molecular’s proprietary SLTA scaffold;
o	The proprietary de-immunizing modifications made to the SLTA scaffold, which reduce both adaptive and innate immune responses to ETBs;
o	Comprehensive screening for potency, affinity and specificity against target expressing versus non-expressing cells; and
o	Early evaluation of protein expression and stability of potential lead ETB candidates.
•

Molecular’s ability to create lead ETBs to well-validated targets reduces the risk of target-mediated side effects and increases the likelihood of obtaining meaningful clinical benefit. Molecular has deployed its technology against targets in oncology that are central to disease progression and that are known to persist after a given modality has failed. Molecular believes these targets reduce the risk of clinical failure from either unacceptable target-mediated adverse events or from a failure to impact disease outcome because of loss of the target. For example, Molecular’s lead compound, MT-3724, targets the B-cell surface marker CD20. CD20 appears central to B-cell malignancies, and the FDA has approved multiple antibody therapies targeting CD20. Destruction of CD20-expressing cells has been generally safe and has not been found to cause significant damage to the patient, known as severe toxicity. CD20 cell surface expression persists in the majority of patients who have progressed after treatment with a CD20 monoclonal antibody. Molecular chose targeting of CD20 for Molecular’s lead ETB program because of its known lack of internalization upon antibody binding, centrality to disease progression, lack of associated toxicities and persistence after treatment failure. Molecular used a similar rationale in the selection of Molecular’s current pipeline, including ETBs targeting CD38, HER2, and PD-L1, which are targets central to disease outcome that persist after a given modality has failed.

•

Molecular’s ETB platform allows Molecular to identify ETBs to targets and select patients in the Phase I clinical trials that phenotypically match that ETB program. Molecular can screen a library of single chain variable fragments, or scFvs, expressed in Molecular’s ETB scaffold to a given target. The pharmacokinetic and ADME profile of these compounds are similar and relatively predictive in humans based on animal models. Once the lead is selected and Investigational New Drug Application, or IND-enabling studies are completed, Molecular can enrich a Phase I clinical trial with only patients expressing the target of the ETB. In these Phase I clinical trials, Molecular can get a faster read on safety as well as efficacy than is possible in many drug development programs. Molecular’s Phase I trial in non-Hodgkin’s lymphoma with MT-3724 established the PK, ADME, dose-limiting toxicities, or DLTs, maximum tolerated dose, or MTD, and recommended Phase II dose and monotherapy efficacy after just 21 patients were treated.

Molecular’s Strategy

Molecular’s goal is to bring the right ETBs to the right patients to provide long-lasting benefits that ultimately improve patients’ lives. To achieve its goal, Molecular is:

•

Implementing development strategies that capitalize on the differentiated pharmacological features of Molecular’s ETB technology and the validated nature of the targets it has chosen. Molecular believes the target specificity of its ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profiles will provide opportunities for the clinical development of these agents to address multiple cancer types. For example, Molecular is aggressively developing its lead product MT-3724 as a single agent therapy for relapsed and refractory diffuse large B-cell lymphoma, or DLBCL, patients and in combination with approved therapies in earlier stages of high-risk DLBCL. The targeting of CD20 with antibody therapeutics is known to confer clinical benefit in these settings. MT-3724’s differentiated mechanism of action, safety and pharmacological profiles targeting CD20 may provide an advantage over other modalities. Given the unique mechanism of direct cell-kill, via ribosome inactivation, Molecular believes there is the potential for combination or sequential drug strategies that may be unique to its ETB drug candidates. Further, based on MT-3724 safety data to date, Molecular believes the different PK and ADME profiles of its ETBs may allow them to be more appropriate therapies for certain patient populations, particularly those who are unable to tolerate intensive chemotherapy as primary or conditioning therapy. For example, in the Phase I clinical trial for MT-3724, the median age was 67 and the median number of prior therapies was four. Molecular believes all of these attributes will enable Molecular to pursue development strategies not feasible with other therapeutic approaches.

•

Efficiently building a broad pipeline of ETB therapeutics targeting defined patient populations through the use of Molecular’s research and design platform. Molecular believes its research and design platform is an efficient and productive discovery and development engine that can identify new targets across multiple cell types with the aim of creating a portfolio of novel, cell targeting ETBs. By selecting tumor targets best suited to ETB biology, Molecular can prioritize indications, including potential niche indications and/or niche subsets of indications. Molecular believes this will enable the identification of patients who may be more likely to respond to its therapies, allowing Molecular to potentially shorten development timelines and lower associated costs.

•

Maximizing the value of Molecular’s early pipeline through the continual improvement of Molecular’s technology. Since the founding of the company, Molecular has made substantial progress in improving its ETB technology. Molecular has created a proprietary SLTA that has been heavily modified to dramatically reduce innate and adaptive immunogenicity. In addition, new approaches have been developed for the genetic fusion of the SLTA and antibody domain that enhances the potency of Molecular’s ETBs. Molecular has also developed ETBs that have the ability to deliver foreign class I antigens into target cells for expression in complex with MHC class I molecules on the target cell’s surface. Molecular has shown preclinically that certain foreign antigens can be functionally recognized by endogenous human T-cells thereby enabling a potentially new and differentiated approach to immuno-oncology.

•

Building a fully integrated discovery-to-commercial oncology company focused on compounds with unique and differentiated biology. Molecular believes that differentiated mechanisms of action are crucial for improving outcomes in oncology. Molecular has created a robust translational platform that Molecular believes allows it to create a sustainable, novel pipeline of ETBs with differentiated mechanisms of tumor destruction, relatively predictable PK and ADME, and scalable and economical manufacturing. If MT-3724, MT-4019, or any future product candidates Molecular may develop are approved, Molecular will consider commercializing them itself in select markets.

Molecular’s Engineered Toxin Body (ETB) Platform Technology

Although chemotherapy remains the cornerstone of treatment for most cancers, the advent of new and targeted classes of therapies has dramatically changed outcomes in the treatment of disease. The advent of monoclonal antibodies, signal transduction inhibitors and, most recently, immune-oncologics have provided substantial clinical benefit in both the relapsed and refractory setting and, when used in combinations, in earlier lines of therapy.

Molecular believes that ETBs represent a new class of targeted agents with differentiated biology that are well-positioned to improve outcomes in cancer patients.

ETBs appear to induce the internalization of non- or poorly-internalizing targets, have a differentiated mechanism of action (enzymatic and irreversible ribosome inactivation), have relatively predictable PK and ADME profiles and can be readily manufactured to GMP standards. From a library of antibody targeting domains, Molecular’s research and design platform allows for the comprehensive (six to eight weeks) in vitro selection of a lead ETB to a given target based on affinity and specificity, potency and expression. Lead selection is confirmed through the use of animal models to verify PK, ADME and potency. ETBs possess potent direct cell killing effects via a differentiated mechanism of action, can force receptor internalization, and can be used to deliver payloads such as foreign class I antigen to the cytosol. MT-3724, Molecular’s lead ETB candidate, is being developed for treating B-cell malignancies and utilizes the wild-type SLTA. Because of the immune-compromised nature of patients with B-cell malignances, Molecular did not believe de-immunization of SLTA was critical in these patients; this hypothesis has been supported by clinical data in DLBCL patients.

In subsequent ETBs, Molecular utilizes a highly potent and proprietarily de-immunized SLTA scaffold that elicits significantly reduced innate and adaptive immunogenic responses as demonstrated in preclinical and animal studies (presented at the 2017 American Association for Cancer Research, or AACR, Annual Meeting). For indications where tumors have been demonstrated to be sensitive to T-cell engagement, Molecular has developed ETBs that deliver foreign class I viral antigens for presentation on the surface of the tumor: Molecular’s Antigen Seeding Technology (AST), a differentiated approach to immune-oncology. Molecular is currently building out animal models to further validate and screen ETB candidates support this approach.

Molecular believes that its proprietary ETB technology platform represents a differentiated approach in oncology. ETBs possess the targeting specificity of antibody-based therapeutic approaches but deliver highly potent payloads that disrupt protein synthesis, a fundamental function of a cancer cell, in a manner not subject to traditional chemotherapy resistance mechanisms or target internalization limitations, as with ADCs. Molecular is also seeking to expand the universe of potential targets subject to pharmaceutical treatments by exploiting the ETB’s ability to force internalization against receptors that do not normally internalize to. MT-3724 highlights this capability and approach. MT-3724 targets CD20, which is a canonical non-internalizing receptor that is not susceptible to traditional chemo-based ADC approaches.

Novel mechanisms of action are needed in oncology treatment, and Molecular believes that its ETB platform technology’s differentiated mechanisms of action may offer unique benefits over existing treatment modalities.

ETB Product Pipeline

Molecular is developing a pipeline of ETBs that Molecular believes will provide a meaningful and long-lasting benefit to cancer patients. Molecular plans to develop each of these as single agents and/or in combination with other therapies, as applicable. The following table depicts Molecular’s current pipeline:

MT-3724—ETB Targeting CD20

Overview

CD20 is expressed on 90% of B-cell non-Hodgkin’s lymphoma, or NHL, cells and is a non-internalizing receptor. Rituxan (rituximab), an antibody to CD20, is approved for treatment of NHL in both the front and second-line settings. Rituxan has limited direct cell-kill effects against CD20-expressing cells. Instead, it works through indirect methods of recruiting immune responses to CD20-expressing cells through antibody dependent cell-mediated cytotoxicity, or ADCC, and/or complement dependent cytotoxicity, or CDC. Rituxan’s indirect cell-kill mechanism’s reliance on a favorable tumor microenvironment for immune stimulation is problematic because it allows opportunities for resistance to emerge. Therefore, direct cell-kill approaches that target CD20-expressing lymphomas are attractive. Two such agents are currently approved: the radioisotope-conjugated antibodies Bexxar, developed by GlaxoSmithKline, and Zevalin, developed by IDEC Pharmaceuticals (now part of Biogen), both of which use ionizing radiation to induce direct cell-kill without internalization being necessary. These radioisotope conjugated antibodies are more effective than naked anti-CD20 antibody approaches such as Rituxan and HuMax-CD20 in the relapsed or refractory indolent NHL setting because they are far less dependent on the physiology of the tumor. However, despite their favorable efficacy profile, Bexxar and Zevalin are considered commercial disappointments and have not been widely adopted by oncologists primarily due to the constraints associated with the administration of nuclear medicines. Radioimmunotherapies are difficult to administer, with few institutions licensed for nuclear medicine. Because of these factors, the combined use of Bexxar and Zevalin accounted for only a minimal share of all administered second-line therapies for indolent NHL patients worldwide (seven major markets) despite superior clinical data in this setting. Bexxar was subsequently taken off the market in 2013. Molecular believes this provides a significant opportunity for a CD20-targeting therapy, such as MT-3724, that directly kills cells without the use of radioisotopes, and utilizes a mechanism of action of cell kill that is not subject to cross-resistance with chemotherapy or antibody approaches.

MT-3724 is a ETB specific to the B-cell marker CD20 protein. Molecular developed MT-3724 to provide a non-radioactive means of direct cell-kill targeted to CD20 for the treatment of NHL. The differentiated mechanism of action of MT-3724 involves binding to the surface protein CD20, forcing internalization into the target cell, retrograde transport to the cytosol and subsequent enzymatic and permanent ribosome-inactivation. Following the completion of the Phase I dose escalation trial in 2017, Molecular is currently conducting a Phase Ib expansion trial of MT-3724 in patients with relapsed/refractory DLBCL. Molecular is also planning to initiate two MT-3724 studies in earlier lines of DLBCL in 2018, one in combination with chemotherapy and the other in combination with Revlimid.

Preclinical Overview

MT-3724 is a fusion protein which is comprised of the variable regions of the heavy (VH) and light chains (VL) of an anti-CD20 antibody connected with a short linker peptide (Figure 1) that make up a single-chain variable fragment, or scFv. This binding domain is genetically fused to a proprietarily engineered form of SLTA. Because MT-3724 lacks the fragment crystallizable, or Fc, portion of an intact antibody, MT-3724 does not rely on host ADCC, CDC, or complement-mediated lysis to induce cell death. Naked antibody therapies rely on the induction of ADCC/CDC as the primary mechanisms of indirect cell-kill. Thus, Molecular believes MT-3724 may avoid the mechanisms of lymphoma cell resistance that occurs with the currently available anti-CD20 antibodies.

The three key biological properties of MT-3724 that reflect the differentiated biology of ETBs include:

•	forced internalization against CD20, a receptor that does not normally internalize;
•	self-routing through the cell to the cytosol; and
•	irreversible and enzymatic inactivation of target cell ribosomes.
Figure 1.	MT-3724 drug product

In binding experiments, MT-3724 bound selectively to CD20+ expressing cell lines with specificity and affinity similar to Rituxan. MT-3724 gains entry into target cells through CD20-dependent binding. The binding of MT-3724 to CD20 is a critical step in cellular cytotoxicity induced by MT-3724.

In Vivo Results

MT-3724 has demonstrated potent and specific activity against a wide panel of CD20 expressing cancer cell lines, including Rituxan refractory patient samples. In addition to in vitro activity, Molecular has evaluated MT-

3724 in a series of preclinical efficacy models that show its potent activity in destroying CD20 expressing human tumors. MT-3724 was generally well tolerated in these animal models. In one model, tumor responses were measured on Days 5, 10, 15 and 20 by bioluminescent imaging of Raji-luc tumors as shown in Figure 2. Treatment with MT-3724 was well tolerated and resulted in a statistically significant survival advantage in this model.

Figure 2.	Disseminated Raji-Luc Imaging

PBS	MT-3724 (2 mg/kg)

Molecular performed a study to determine the therapeutic potential of MT-3724 to inhibit the growth of CD20-expressing human lymphoma cells in a subcutaneous implant model in athymic nude mice. Molecular observed a significant anti-tumor response in MT-3724 treated mice. Specifically, administration of MT-3724 at both 2 mg/kg/dose and 4 mg/kg/dose demonstrated cytotoxic activity against human lymphoma cells in this xenograft tumor model, as shown in Figure 3. Treatment with MT-3724 was generally well tolerated in the animals.

Figure 3.	Subcutaneous Raji Xenograft Tumor Volumes

Clinical Overview

MT-3724 is being developed for the treatment of patients with relapsed or refractory NHL who have failed one or more chemotherapeutics and anti-CD20 antibody therapies and for whom all other approved therapies (biologic, chemotherapeutic or stem cell transplantation) are not an option. The primary objectives of the multicenter Phase I clinical trial of MT-3724 was to assess the tolerability of MT-3724 and to establish the maximum tolerated dose, or MTD of the drug. The secondary objectives of the Phase I clinical trial were to assess the pharmacokinetic profile of MT-3724 after intravenous dosing as well as to assess any biological and clinical activity. This Phase I clinical trial was not designed to show statistical significance of the study endpoints.

Molecular initially filed an IND application with the U.S. Food and Drug Administration, or FDA, on July 31, 2014, and Molecular received the notification from the FDA that it could proceed with the Phase I trial on August 29, 2014 with the first patient dosed in March of 2015. The Phase I trial was a multi-center, open-label, multiple-dose Phase I, dose-escalation study of MT-3724 in subjects with relapsed, refractory B-cell NHL or chronic lymphocytic leukemia, or CLL. A total of 21 patients were treated with MT-3724 with doses ranging from 5 to 100 mcg/kg. Patients were dosed 3 times per week over two weeks (6 doses) followed by a two-week hiatus for the first cycle, as mandated by the FDA. Subsequent cycles were dosed over two weeks with a one-week hiatus. Originally, up to five cycles of treatment were allowed per protocol. This was subsequently amended to allow for extended dosing beyond five cycles.

Twenty-one patients were treated with escalating doses of MT-3724 starting at the 5 mcg/kg dose level. Nearly all patients experienced at least one adverse event, with peripheral edema, diarrhea, myalgia, cough, fatigue, constipation, nausea, anemia, stomatitis, pyrexia, dizziness, headache, insomnia, dyspnea, being the more commonly reported adverse events. During the study, there were no treatment-related deaths.

The first two patients treated in the 100 mcg/kg/dose cohort developed signs and symptoms of a systemic inflammatory response (a constellation of adverse events including a grade 2 decrease in serum albumin levels, which together were consistent with capillary leak syndrome) in the first cycle of treatment. Upon thorough evaluation of each case, the Data Monitoring Committee, or DMC, deemed the capillary leak syndrome the DLT and determined that the 100 mcg/kg/dose had exceeded the MTD and the cohort was closed to further enrollment. The symptoms related to the DLT were non-life threatening and resolved upon cessation of dosing MT-3724. Six patients were dosed at a reduced dose level of 75 mcg/kg cohort with no DLTs reported. Upon identifying 75 mcg/kg as the maximum tolerated dose, or MTD, the recommended Phase Ib/II dose was designated to be 75 mcg/kg.

To date, 31 serious adverse events, or SAEs have been reported. Most these events were attributed to exacerbation of a pre-existing condition or disease progression. Both subjects in the 100 mcg/kg/dose cohort were withdrawn in cycle 1 for SAEs which the investigator and DMC assessed as DLTs and determined that the MTD had been exceeded.

Molecular has observed promising signals of single-agent activity with MT-3724. Patients in the Phase I trial were of older age (median age = 67) and heavily pre-treated, with a median of four prior therapies. Those patients with ≤ four prior therapies (n=5) were generally chemo-intolerant patients who could not sustain multiple lines of chemo-based regiments. The majority of patients were of the DLBCL subtype (n=15). Of the 14 evaluable DLBCL patients who received MT-3724, eight patients entered the trial with low levels of serum anti-CD20 antibody while six patients had high levels of anti-CD20 antibody. As reported in Molecular’s presentation to the 2016 American Society of Hematology Annual Meeting, or the 2016 ASH Meeting, patients with high anti-CD20 antibody did not respond to MT-3724, presumably due to target inaccessibility. In the eight DLBCL patients with low anti-CD20 antibody, the observed objective response rate, or ORR, was 25% (2/8) including a partial response, or PR, and a complete metabolic response, or CMR. Molecular observed clinical responses starting at the lowest dose level of 5 mcg/kg as shown in Figure 4. The patient who achieved a CMR was eligible for and received an allogeneic stem cell transplant, or SCT. Three patients had stable disease, or SD, with tumor reductions of 19% (10 mcg/kg), 48% (75 mcg/kg), and 49% (100 mcg/kg), respectively. The patient at 100 mcg/kg with 49% tumor reduction had received only a single dose of MT-3724 at the time of measurement. The remaining three patients had progressive disease, or PD. Notably, three of the eight DLBCL patients received fewer than two cycles of MT-3724 due to early withdrawal from the study (including the two patients at the DLT dose of 100 mcg/kg). Significant ADAs were not observed among DLBCL patients and did not appear to neutralize the efficacy of MT-3724 in patients.

Figure 4.	PET images for DLBCL patient in the 5 mcg/kg dose cohort

Based on the clinical effect observed among DLBCL patients, Molecular has opened a Phase Ib expansion study to further explore the potential of MT-3724 in DLBCL. Molecular expects to enroll up to forty additional DLBCL patients in this study. A brief update on the first three patients dosed in the MT-3724 Phase Ib expansion was delivered at the World ADC Summit Europe on March 28, 2018. Observations included the following:

•

One patient was assessed in a partial response (PR) after the first dose of MT-3724. The PR was confirmed at the end of cycle 2 per protocol and the patient remains on study with continued dosing of MT-3724.  The other patients were assessed as stable disease (SD) and progressive disease (PD).

•

A dose interruption and reduction was required in 2 of the first 3 patients in Phase Ib expansion (including the patient with the PR). These patients had high body weights, which resulted in high absolute doses of MT-3724 based on 75 mcg/kg dosing. The adverse events observed (grade 2 and 3 headache, arthralgia, and myalgia) were non-life threatening and dosing resumed at 50 mcg/kg dose, which and has been generally well tolerated.

•	Based on these data and the clinical activity of MT-3724 observed at doses as low as 5 mcg/kg, a decision was made to define the MTD of MT-3724 as 50 mcg/kg with a maximum total drug per dose of 6 mg.

Molecular expects to report additional results from this expansion study in the first half of 2018.

Furthermore, Molecular is planning to develop MT-3724 in earlier lines of therapy in combination with chemotherapy and non-chemotherapy based regiments.  Molecular plans on initiating a Phase IIa study combining MT-3724 with a chemo regiment in transplant-ineligible DLBCL patients in mid-2018.  Additionally, a second Phase IIa study evaluating MT-3724 in combination with Revlimid in DLBCL patients is planned to begin mid-2018.  Additional future studies in earlier lines of therapy may include MT-3724 in combination with chemotherapy-based standards of care for 2nd- and 3rd-line DLBCL patients that are ineligible for transplant

Recent Presentations

MT-3724 AACR presentation: In April 2017, Molecular presented preclinical data for Molecular’s MT-3724 lead compound at the AACR annual conference. MT-3724 is an ETB with wild-type SLTA and is not de-immunized. Nevertheless, to date, Molecular has not seen a high level of neutralizing antibodies in patients treated with MT-3724, likely because of the nature of their disease (B-cell malignancy) and their prior therapies (B-cell depleting agents), which leave these patients with compromised immune systems. The MT-3724 presentation at AACR demonstrated the reduction in anti-drug antibodies, or ADAs, seen when MT-3724 was co-administered with sirolimus in both murine and non-human primate, or NHP, models. These data may be useful in guiding clinical development of MT-3724 if significant levels of ADAs are seen in patients treated with MT-3724. Additionally, researchers at MD Anderson Cancer Center presented preclinical data on MT-3724 potency against mantle cell lymphoma samples. Researchers demonstrated a substantial survival advantage in a xenograft model using a patient-derived mantle cell lymphoma.

MT-4019—ETB Targeting CD38

Overview

CD38 is a single-chain type II transmembrane glycoprotein that is expressed by a variety of hematologic cells in an activation- and differentiation-dependent manner. Its cellular functions are involved in the regulation of cell proliferation and survival. CD38 is expressed at high rates on patient myeloma samples, making it an important marker and potential target in the development of targeted biologics.

Daratumumab (trade name Darzalex®) received FDA approval for the treatment of multiple myeloma in 2015. Daratumumab is a monoclonal antibody that binds CD38 on multiple myeloma cells and induces cell death indirectly. Approval was supported by a Phase II pivotal trial in fourth line myeloma patients and subsequent randomized studies in earlier lines of myeloma therapy.  A careful analysis of this study’s results reveals that CD38 expression persists after patients have progressed on daratumumab and that the myeloma cells of patients who relapsed after daratumumab treatment showed an increase in cell surface receptors (CD55 and CD59) that inhibit daratumumab’s ability to recruit an immune response to the myeloma cells (Nijhof et al., 2016). Persistence of a surface marker that is central to disease strongly suggests that a different modality targeting that surface marker and that is not cross-resistant to antibody therapy may provide substantial clinical benefit in myeloma.

Despite cell specific expression, an ADC, approach to CD38 has not been developed, likely because CD38 does not efficiently internalize, thereby limiting the amount of drug that could be delivered to myeloma cells. Because SLTA can force its own internalization and enzymatically inhibit ribosome function thereby killing the cell, Molecular theorized that the engineering of a potent and specific ETB targeted to CD38 could overcome the lack of internalization seen with CD38.

MT-4019 is Molecular’s ETB that specifically targets CD38. The compound was evaluated in many of the same preclinical assays as daratumumab. Daratumumab is an anti-cancer drug originally developed by Genmab. Based on published daratumumab xenograft data, MT-4019 appears to have more potent direct cell-kill activity and more rapid and pronounced activity when tested in the identical xenograft model. However, the mechanism of action of MT-4019 is wholly different than daratumumab, and Molecular believes that MT-4019 may be active in CD38+ myeloma patients that have failed treatment with an anti-CD38 antibody.

The proposed development plan for MT-4019 is modeled on that of daratumumab. After a robust response rate in its Phase I trial, daratumumab was granted Breakthrough Therapy Designation, and its expanded Phase II trial (N=106) was considered sufficient for registration. If similar efficacy is seen with MT-4019, Molecular believes it may be able to pursue a similar accelerated approval strategy via a Phase II clinical trial.

Preclinical Data with MT-4019

MT-4019 Structure

MT-4019 utilizes Molecular’s updated scaffold in which the fusion of the scFv to the SLTA has been optimized and in which the SLTA portion of the ETB has been de-immunized. MT-4019 has high affinity for the CD38 receptor and potent and specific cell-kill activity against CD38-expressing cells.

Figure 5.	MT-4019 Drug Product

De- immunized SLTA scaffold

The host immune response to bacterial proteins used in the treatment of solid tumors has historically prevented prolonged dosing and limited the utility of immunotoxins as a class of molecules. There has been much greater success with immunotoxins in hematological malignancies, as patients tend to be immunosuppressed due both to the nature of their disease and the drugs used in treatment (Kreitman et al., 2006). Multiple myeloma patients show a decreased immune response to bacterial proteins (Jacobson, et al., 1986), and Molecular has further reduced the likelihood of high levels of neutralizing antibodies by using its proprietary de-immunized SLTA, as shown in Molecular’s MT-4019 presentation at the 2017 AACR Annual Meeting.

MT-4019 Binding Specificity

MT-4019 showed high-affinity binding to recombinant CD38 protein and to the CD38+ myeloma H929 cell line. MT-4019 shows no binding to a non-specific protein.

MT-4019 In Vitro Activity

MT-4019 shows extremely potent and specific cell-kill activity against cells that express CD38. MT-4019 was tested for cell-kill activity on H929 and HDLM-2 cells, two commonly used cell lines that are CD38+ and CD38-, respectively. The IC50 (the concentration at which 50% of cells are killed) for MT-4019 was calculated as 16 picomolar (pM) against H929 cells, but Molecular did not observe any measurable cell-kill with MT-4019 against CD38-HDLM-2 cells. A full summary of cell kill results is presented in Table 1.

Table 1. Summary of Cell-Kill Activity for MT-4019

Cell Line	Type	CD38 Expression Level	CD50(1)
H929	Multiple myeloma	+++	16 pM
Daudi	B-lymphoblast	+++	58 pM
ST486	B-lymphoblast	+++	41 pM
MOLP-8	Multiple myeloma	++	228 pM
BC3	B-lymphocyte	++	180 pM
IM-9	Multiple myeloma	—	>>100 nM
HDLM-2	B-lymphoblast	—	>>100 nM
L1236	B-lymphoblast	—	>>100 nM

(1)	pM = picomolar; nM = nanomolar

The potency of MT-4019 compares favorably with the potency reported for daratumumab, but direct comparisons are difficult as daratumumab requires the addition of effector cells for cytotoxicity. In an assay measuring the potency of CDC-mediated cell-kill of daratumumab against Daudi cells, the CD50 was reported to be approximately 800pM (de Weers et al., 2011). compared to 58pM with MT-4019 What is likely to be more important than the improved potency seen with MT-4019, though, is its wholly distinct mechanism of action. In patients who have progressed after CD38 treatment but still retain CD38 expression, the direct mechanism of cell kill seen with MT-4019 may be relevant.

MT-4019 In Vivo Activity: MTD Study

MT-4019 and MT-3724 were tested in CB17 SCID mice to determine the maximal tolerated dose, or MTD, of the drug. Mice were dosed via IP injection with either MT-3724 at 1 or 2mg/kg or MT-4019 at 1, 2, or 4 mg/kg. Dosing was three times weekly for two weeks, and cage-side observations and body weight measurements were conducted. The doses of MT-4019 were selected based on experience with MT-3724.

The MTD for MT-4019 was not identified within the dose range tested. No deaths were observed during dosing or the recovery period. Average body weight loss appeared dose-dependent with the highest loss for MT-4019 occurring in the 4 mg/kg arm, but even in this arm mean body weight loss was still no more than 5% of baseline (Figure 6). By comparison, at the 2 mg/kg dose for MT-3724, mean body weight loss was 10%.

Figure 6.	Murine Safety Study

MT-4019 In Vivo Activity

Molecular replicated the Daudi cell xenograft model used with daratumumab (de Weers, et al.) with MT-4019 to confirm in vivo activity. Molecular implanted luciferase-expressing Daudi cells (2.5 X 106 Daudi cells as in the daratumumab study) in SCID mice and administered varying doses of MT-4019. Due to the smaller size of the younger mice used in the MT-4019 study (5-6 weeks), compared to the daratumumab study (8-10 weeks), the tumor burden per mass was larger for mice in the MT-4019 study. There was variability in tumor enlargement between the daratumumab and MT-4019 models. As measured by the integrated light intensity, tumors were significantly larger at peak in the MT-4019 model than in the daratumumab model (1.5X1011 photons per second in control animals for MT-4019 vs. up to 1.0X107 integrated light intensity in control animals for daratumumab). Because of the much shorter half-life of MT-4019, six administrations were given over two weeks as opposed to one administration of daratumumab.

By Day 40, a statistically significant difference in bioluminescence imaging (BLI) was seen between mice treated with the vehicle control and mice treated with MT-4019 (Figure 7A). Tumor imaging clearly shows the difference between the treated and untreated mice by day 22 (Figure 7B).

Figure 7.	MT-4019 Daudi-luc Disseminated Xenograft

Figure 7. SCID mice were injected intraveneously with 2.5 X 106 Daudi cells expressing luciferase. After 1hr, the first dose of MT-4019 or Vehicle was administered intraperitoneally. In total, six doses of MT-4019 were administered over two weeks on a Monday-Wednesday-Friday schedule. Total BLI was measured. Representative imaging for mice treated with Vehicle or 0.5 mg/Kg of MT-4019 at Day 22 are shown in Figure 7B.

MT-4019 Combination Activity

MT-4019 was combined in vitro with pomalidomide, an immunomodulatory imide drug, or IMiD, and approved standard of care for refractory multiple myeloma. H929 cells were pre-treated for either 24 or 72 hours with pomalidomide and then treated with MT-4019. An isobologram was calculated to determine whether there was a synergistic effect between the two agents. Strong synergy was demonstrated (Figure 8) which is likely due to both the differences in mechanism of action between the agents as well as the target for MT-4019 as pomalidomide has been shown to increase the expression of CD38 (Boxhammer, et al., 2015). The differences in mechanism of cell-kill and the effect of pomalidomide on CD38 expression may make the combination of these agents worth exploring in the clinic.

Figure 8.	Combination Study with Pomalidomide

Clinical and Regulatory Plan

Molecular has begun to pursue GMP manufacturing for MT-4019. Molecular has substantial expertise with the GMP manufacture of ETBs based on its successful production of MT-3724. Molecular has a non-GMP facility in-house and has conducted seven GMP campaigns with MT-3724. From its experience with MT-3724, Molecular believes it can transfer expression of MT-4019 and complete manufacturing for GLP toxicity studies within six months. Based on expression and process improvements, MT-4019 is expected to have similar or better yields than MT-3724.

Molecular initiated IND-enabling studies to fully characterize MT-4019 based on toxicology and pharmacology in 2017. Molecular expect to initiate a Phase I clinical trial for MT-4019 in 2018. The Phase I trial will be conducted as a single-arm, open-label, multi-center, dose escalation study in patients with CD38+ relapsed/refractory multiple myeloma. Molecular was awarded a $15.2 million grant from CPRIT for the development of MT-4019. Molecular expects this grant to cover the cost of IND-enabling studies and the Phase I and Phase II trials for MT-4019.

Recent Presentations

MT-4019 AACR presentation. Molecular presented data on MT-4019, Molecular’s ETB targeting CD38 utilizing Molecular’s proprietary de-immunized SLTA, at the AACR Meeting in April 2017. The CD38 receptor has been shown to persist in patients after they stop responding to daratumumab, which is a monoclonal antibody that targets CD38 and then engages the patient’s immune system. Monoclonal antibodies attach themselves to multiple myeloma cells and directly kill them and/or signal to the immune system to destroy them. CD38 is a poorly internalizing receptor, rendering it unsuitable for targeting with standard ADCs. Unlike chemotherapy, ADCs are intended to target and kill only the cancer cells and spare healthy cells. ADCs are complex molecules composed of an antibody linked to a biologically active cytotoxic (anticancer) payload or drug. Molecular believes CD38 is an excellent target for Molecular’s ETB technology. After a robust screening process, Molecular identified MT-4019 as its lead ETB to CD38. MT-4019 utilizes Molecular’s second-generation ETB scaffold and, as presented at AACR, Molecular demonstrated MT-4019’s potent cell-kill activity against CD38-expressing tumor cells with 50% inhibitory concentrations (IC50) achieved at picomolar concentrations of the drug. MT-4019 also demonstrated reduced innate and adaptive immunity in murine and NHP models vs. MT-3724, an ETB with a wild-type SLTA. Molecular believes this level of decreased immunogenicity has not been previously reported for an immunotoxin. Molecular anticipates moving MT-4019 into clinical trials in 2018.

ETB Pipeline

Molecular has launched additional programs against the key targets HER2 and PD-L1. Molecular selected HER2 as a target because of its validated role in breast cancer. Targeting HER2 with different modalities (antibody, small molecule and ADC) has shown clinical benefit, and the target is known to persist after a given modality has failed. The clinical results seen with Kadcyla (an ADC to HER2) strongly suggests that a direct cell-kill approach to HER2 can provide significant benefit and be well tolerated in patients. Molecular believes that attacking HER2-expressing tumor cells with a differentiated mechanism of destruction may provide meaningful clinical benefits, even in patients whose disease has progressed on other HER2-targeted modalities. Molecular’s lead HER2 ETB, MT-5111, has shown potent picomolar activity in Kadcyla insensitive HER2+ cell lines and has shown additive or synergistic benefit with Kadcyla in vitro in HER2+ cell lines.

PD-L1 is a focal point for immuno-oncology checkpoint antibodies; its expression on tumors is known to downregulate CD8 T-cell activity against tumor cells. In Molecular’s ETB program targeting the PD-L1 receptor, Molecular has focused on targeting PD-L1 with a direct cell-kill approach rather than using it to induce an immune response. In addition, Molecular has integrated its Antigen Seeding Technology to the PD-L1 targeting ETB in order to induce targeted tumors to express CMV antigen in context with MHC-I on the tumor cell surface thereby redirecting an endogenous CMV-specific T-cell response to the tumor.  Molecular believes that targeting PD-L1 expressing tumors via this dual mechanism of ribosome-inactivation and redirected immunity via CMV-specific T-cell response represents a novel mechanism of action against PD-L1 expressing tumors.

ETB Research & Development Partnerships

Takeda Pharmaceuticals

In October 2016, Molecular entered into a collaboration and option agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd., or Takeda, to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. Under the terms of the agreement, Molecular is responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary fully human antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. Molecular granted Takeda an exclusive option to negotiate an exclusive worldwide license agreement to develop and commercialize any ETB that may result from this collaboration, including MT-4019. Molecular is entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with Molecular’s performance and completion of Molecular’s obligations under the agreement. To date, Molecular has received $2.0 million under this agreement.

In June 2017, Molecular entered into a Multi-Target Collaboration and License Agreement with Takeda, or the Multi-Target Takeda Agreement, in which Molecular will collaborate with Takeda to identify, generate and evaluate engineered toxin bodies, or ETBs, against certain targets designated by Takeda. Takeda will designate up to two targets of interest as the focus of the research. Takeda will provide to Molecular targeting moieties against the designated targets. Molecular will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. Each party grants to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and Molecular agrees to work exclusively with Takeda with respect to the designated targets. To date, Molecular has received $1.0 million under this agreement.  In December 2017, Takeda designated the two targets for development of ETBs under the research collaboration.

Under the agreement, Takeda has an option to acquire an exclusive license under Molecular’s intellectual property to develop, manufacture, commercialize and otherwise exploit ETBs against the designated targets. Upon exercise of the option, Takeda is obliged to use commercially reasonable efforts to develop and obtain regulatory approval of any licensed ETBs in major market countries, and thereafter to commercialize licensed ETBs in those countries. Molecular is obligated to manufacture ETBs to support research and clinical development through Phase I clinical trials, provided that Takeda can assume manufacturing responsibility at any time.

Molecular received an upfront fee of $1.0 million shortly after execution of the agreement and expects to receive $4.0 million in April 2018 as upfront fees for approval of program plans for the two designated targets. Molecular may receive net milestone payments of $25.0 million in aggregate through the exercise of the option to license ETBs. Post option exercise, Molecular is entitled to receive up to approximately $547.0 million in additional milestone payments through preclinical and clinical development and commercialization. Molecular is also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions.

The agreement will expire at the end of the option period for the designated targets if Takeda does not exercise its options, or, following exercise of the option, on the later of the expiration of patent rights claiming the licensed ETB or ten years from first commercial sale of a licensed ETB. The agreement may be terminated sooner by Takeda for convenience or upon a Molecular change of control, or by either party for an uncured material breach of the agreement.

Other Research & Development Collaborations

Henry M. Jackson Foundation

In July 2014, Molecular entered into a non-exclusive license agreement with the Henry M. Jackson Foundation for certain biological materials for use in conjunction with the development of Molecular’s lead clinical stage ETB MT-3724. Under the terms of the agreement, Molecular is required to pay the Henry M. Jackson Foundation aggregate payments totaling $110,000 with respect to this license, upon completion of certain clinical milestones.

Manufacturing

Molecular relies on third-party contract manufacturing organizations, or CMOs, to manufacture and supply Molecular with GMP drug substance and drug product materials to support Molecular’s clinical trials. . The manufacturing processes for MT-3724, MT-4019 and other preclinical ETB candidates have been developed by Molecular’s manufacturing staff. Once a process is developed and defined for an ETB, it is transferred to CMOs to scale-up and optimize for manufacturing that conforms to current GMP, or cGMP, standards. Molecular is building a GMP manufacturing facility located in Austin, TX to supply future clinical trial materials for internal and partnered ETB programs.

Molecular has established well-defined, cost efficient manufacturing under GMP, including bioanalytical, quality control and quality assurance, logistics, distribution and supply chain management. After manufacturing, Molecular’s ETB candidates are tested and released by Molecular’s analytical and quality systems staff in conjunction with some select contract research organizations, or CROs. The quality control organization performs a series of release assays designed to ensure that the product meets all applicable specifications. Molecular’s quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with cGMP as mandated by the FDA and foreign regulatory agencies.

Molecular’s manufacturing staff is trained and routinely evaluated for conformance to rigorous manufacturing procedures and quality standards. This oversight is intended to ensure compliance with FDA and foreign regulations and to provide consistent ETB output. Molecular’s quality control and quality assurance staff is similarly trained and evaluated as part of Molecular’s effort to ensure consistency in the testing and release of the product, as well as consistency in materials, equipment and facilities.

For the purposes of internal research and support for Molecular’s ongoing collaborations, Molecular has small scale manufacturing capabilities that are sufficient to manufacture drug materials for preclinical research.

Intellectual Property Portfolio

Molecular seeks to protect proprietary rights to its platform technologies through a combination of patents and patent applications, trade secrets and know-how. Molecular’s platform technologies include ETBs directed to specific molecular targets, in which a Shiga toxin A subunit construct is linked to an immunoglobulin domains directed to the target, and their uses for treating cancer, killing cancer cells and selectively delivering payload molecules into a target cell. Molecular’s platform technologies also include various ETB scaffolds regardless of target, and the Shiga toxin components of ETBs, including improved Shiga toxin A subunit constructs having disruptions of B-cell epitopes and/or T-cell epitopes for reduced immunogenicity when used in ETB scaffolds.

To cover its proprietary technologies and its current pipeline of proprietary ETB products and related methods, such as methods of use, Molecular has filed patent applications representing 13 international patent families, together covering 102 pending regional and national applications worldwide, including 15 pending U.S. patent applications and 87 foreign patent applications currently pending in the regional European Patent Office and nine other jurisdictions outside of the U.S. and Europe (Australia, Canada, China, Hong Kong, Israel, India, Japan, South Korea and Mexico).

Molecular’s patent families covering ETBs and modified ETB scaffolds for the targeted killing of cancer cells or for the selective delivery of molecules into a target cell include 12 internationally filed patent families. Patent rights in these patent families, if granted, will expire without extension in 2034-2038. Molecular also has a patent family directed to the screening of large ETB libraries, in which patent rights, if granted, will expire without extension in 2035. With respect to its ETB pipeline, Molecular’s lead compound which targets CD20, MT-3724, and pharmaceutical compositions and uses of MT-3724, are covered by two international patent families. Patent rights in these patent families, if granted, will expire without extension in 2034 and 2036. Molecular’s current pipeline also includes ETBs which target CD38, HER2, and PD-L1, covered by numerous patent applications, including one international patent family from which patent rights, if granted, will expire without extension in 2036.

As of December 31, 2017, Molecular owned 132 U.S. and foreign patents and patent applications relating to hypoxia-activated prodrugs and their manufacture, formulation and use, including covering the investigational prodrug evofosfamide currently in clinical development. These include 13 issued U.S. patents expiring from 2024 to 2031 and 98 issued foreign patents expiring from 2024 to 2036 (in each case, without extension), as well as 4 pending U.S., 1 pending Patent Cooperation Treaty and 16 pending foreign national patent applications, which, if issued, would in each case expire from 2024 to 2037 (without extension).

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as MT-3724, MT-4019, and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on Molecular. MT-3724, MT-4019 and any ETB product candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics Licensing Application, BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before a trial may be initiated at that site;
•

Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice requirements, or GCP, and other clinical trial-related requirements to establish the safety and efficacy of the investigational product for each proposed indication;

•	A determination by the FDA within 60 days of its receipt of an NDA or BLA that the NDA or BLA is sufficiently complete to permit a substantial review, in which case the NDA or BLA is filed;
•

Satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where the drug or biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug or biologic’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA or BLA; and
•

FDA review and approval of the NDA or BLA, including consideration of the views of an FDA advisory committee, if one was involved, prior to any commercial marketing or sale of the drug or biologic in the United States.

The preclinical testing, clinical trials and the approval process requires substantial time, effort and financial resources, and Molecular cannot be certain that any approvals for MT-3724, MT-4019 and any future product candidates will be granted on a timely basis, or at all. The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans and must become effective before human clinical trials may begin.

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB at each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of effects on reproduction and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

Clinical trials generally are conducted in three sequential phases, known as Phase I, Phase II and Phase III, which may overlap.

•

Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•

Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase III clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA or BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies may perform additional animal studies and develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that MT-3724, MT-4019 and any future product candidates do not undergo unacceptable deterioration over their shelf life.

NDA/BLA and FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, for fiscal year 2017, the user fee for an application requiring clinical data, such as an NDA or BLA, is $2,038,100. PDUFA also imposes an annual product fee for human drugs and biologics (approximately $97,750) and an annual establishment fee (approximately $0.51 million) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, or it may refuse to file the application and request additional information. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of a new molecular-entity (NME) or nonNME NDA or original BLA and respond to the applicant, and six months from the filing date of a NME NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require additional clinical data, including additional pivotal Phase III clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than Molecular interpret the same data.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review. A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, an NDA or BLA or supplement to a NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

Post-marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, and complying with promotion and advertising requirements, which include restrictions on promoting approved drugs for unapproved uses or patient populations (known as “off-label use”). Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require additional data from preclinical studies or clinical trials.

The FDA may also place other conditions on approvals including the requirement for REMS to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing. FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. Molecular rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of Molecular’s products in accordance with cGMPs. These manufacturers must comply with cGMPs that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

Companion Diagnostics and Complementary Diagnostics

Molecular believes that the success of Molecular’s product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application, or PMA, approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval may also be subject to regulation by other regulatory authorities in the United States in addition to the FDA, Depending on the nature of the product, those authorities may include the CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, OSHA, the Environmental Protection Agency and state and local governments.

For example, in the United States, sales and marketing must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against Molecular for violation of these laws, even if Molecular successfully defend against it, could cause Molecular to incur significant legal expenses and divert Molecular’s management’s attention from the operation of Molecular’s business. Prohibitions or restrictions on sales or withdrawal of future products marketed by Molecular could materially affect Molecular’s business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact Molecular’s business in the future by requiring, for example: (i) changes to Molecular’s manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of Molecular’s products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of Molecular’s business.

U.S. Patent-term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of MT-3724, MT-4019 and any future product candidates, some of Molecular’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, Molecular may apply for restoration of patent term for Molecular’s currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity, which attaches to both the twelve-year and four-year exclusivity periods for reference biologics, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. Furthermore, a biological product seeking licensure as biosimilar to or interchangeable with a reference product indicated for a rare disease or condition and granted seven years of orphan drug exclusivity may not be licensed by the FDA for the protected orphan indication until after the expiration of the seven-year orphan drug exclusivity period or the 12-year reference product exclusivity, whichever is later.

European Union Drug Development

In the European Union, Molecular’s future products also may be subject to extensive regulatory requirements. As in the United States, drugs, which are referred to as medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, a clinical trial application must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred. The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-

engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

European Union Orphan Designation and Exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Rest of the World Regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If Molecular fail to comply with applicable foreign regulatory requirements, Molecular may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Reimbursement

Sales of Molecular’s products will depend, in part, on the extent to which Molecular’s products will be covered by third-party payors, such as government health programs, commercial insurance and managed care organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of Molecular’s products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require Molecular to provide scientific and clinical support for the use of Molecular’s products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA. If that is done, many if not all of the provisions of the ACA may no longer apply to prescription drugs.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which Molecular receive marketing approval. However, any negotiated prices for Molecular’s products covered by a Part D prescription drug plan likely will be lower than the prices Molecular might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which Molecular receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and Molecular expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which Molecular receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Molecular’s products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Competition

Molecular competes directly with companies that focus on oncology as well as companies dedicating their resources to novel forms of cancer therapies. Molecular also faces competition from academic research institutions, governmental agencies and various other public and private research institutions. With the proliferation of new drugs and therapies into oncology, Molecular expects to face increasingly intense competition as new technologies become available. Any ETB candidates that Molecular successfully develops and commercializes will compete with existing therapies and new therapies that may become available in the future.

Many of Molecular’s competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than Molecular does. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of Molecular’s competitors. Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with Molecular in recruiting and retaining top qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, Molecular’s programs.

The key competitive factors affecting the success of all of Molecular’s ETB candidates, if approved, are likely to be their efficacy, safety, dosing convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Molecular’s commercial opportunity could be reduced or eliminated if its competitors develop and commercialize products that are safer, more effective, less expensive, more convenient or easier to administer, or have fewer or less severe effects than any products that Molecular may develop. Molecular’s competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than Molecular may obtain approval for its products, which could result in Molecular’s competitors establishing a strong market position before Molecular is able to enter the market. Even if Molecular’s ETB candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then.

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development directed to the same biological targets as Molecular’s programs, including antibodies, antibody drug conjugates and bi-specific antibodies.

•	Approved antibody-based products targeting CD20 include rituximab (Genentech/Roche), ofatumumab (Novartis), obinutuzumab (Genentech/Roche) and ibritumomab tiuxetan (Spectrum Pharmaceuticals).
•

Antibody-based products, including bi-specific antibodies, and antibody targeting T-cell approaches targeting CD20 in development include veltuzumab (Immunomedics), ocaratuzumab (Mentrik Biotech), REGN1979 (Regeneron Pharmaceuticals), RG7828 (Genentech/Roche), XmAb13676 (Novartis/Xencor) and CD3-CD20 Duobody (Genmab), ATTCK20 (Unum Therapeutics).

•	The approved antibody-based product targeting CD38 is daratumumab (Janssen/Genmab).
•	Antibody-based products, including bi-specific antibodies, targeting CD38 in development include MOR02 (Morphosys), isatuximab (Sanofi) and XmAb13551 (Amgen/Xencor).
•	Approved antibody-based products, including antibody drug conjugates, targeting HER2 include trastuzumab, pertuzumab, and trastuzumab emtansine (all from Genentech/Roche) and DS-8201 (Daiichi Sankyo).
•

Antibody-based products, including bi-specific antibodies, targeting HER2 in development include margetuximab (Macrogenics), MEDI4276 (AstraZeneca), MM-111 (Merrimack Pharmaceuticals), FS102 (Bristol-Myers Squibb/F-star) and MCLA-128 (Merus).

•	Approved antibody-based products targeting PD-L1 include atezolizumab (Genentech/Roche) and avelumab (Merck KGaA/Pfizer).
•	Antibody-based products targeting PD-L1 in development include durvalumab (AstraZeneca), LY3300054 (Lilly) and BMS-936559 (Bristol-Myers Squibb).

Revenues and Information About Geographic Areas

In the year ended December 31, 2017, 44% of the Company’s revenues were received from entities and organizations located in the United States and 56% were received from a Japan entity. In the year ended December 31, 2015, 100% of the Company’s revenues were received from an organization located in the United States. Further information on our research and development agreements are included in Note 4 to the consolidated financial statements. All of our long-lived assets and IPR&D are maintained in the United States.

Employees

As of December 31, 2017, Molecular had 38 full-time employees. 16 of Molecular’s employees have Ph.D., PharmD or M.D. degrees, and 9 of Molecular’s employees are engaged in research and development activities. None of Molecular’s employees are subject to a collective bargaining agreement. Molecular believes that Molecular has good relations with Molecular’s employees.

Corporate Information

On August 1, 2017, we completed our business combination with Molecular Templates OpCo, Inc., or what was then known as “Molecular Templates, Inc.” (“Private Molecular”; formerly D5 Pharma Inc., a Delaware corporation incorporated on February 19, 2009), in accordance with the terms of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of March 16, 2017, by and among us (formerly known as Threshold Pharmaceuticals, Inc. (Nasdaq: THLD) (“Threshold”), Trojan Merger Sub, Inc. (“Merger Sub”), our wholly owned subsidiary, and Private Molecular, pursuant to which Merger Sub merged with and into Private Molecular, with Private Molecular surviving as our wholly owned subsidiary, now “Molecular Templates OpCo,  Inc.” (the “Merger”).

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

Immediately after the Merger, there were approximately 18,164,843 shares of our common stock outstanding. Immediately after the Merger, the former Private Molecular stockholders, warrant holders and option holders owned approximately 65.6% of our fully-diluted common stock, with the Threshold’s stockholders and warrant holders immediately prior to the Merger, whose warrants and shares of the common stock remain outstanding after the Merger, owning approximately 34.4% of our fully-diluted common stock.

Molecular and Molecular Templates OpCo, Inc. each have a principal executive office at 9301 Amberglen Boulevard, Suite 100, Austin, Texas 78729 and telephone number (512) 869-1555.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.mtem.com or by contacting the Investor Relations Department at our corporate offices by calling (512) 869-1555. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this annual report on Form 10-K.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  The perception in the market that these sales may occur could also cause the trading price of our common stock to decline.  As of March 21, 2018, we had outstanding a total of approximately 27,058,244 shares of common stock.

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

We incur significant legal, accounting and other expenses that Private Molecular did not incur as a private company, including costs associated with public company reporting requirements.  We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new implemented by the SEC and Nasdaq.  These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time consuming and costly.  For example, our management team includes certain executive officers of Private Molecular prior to the Merger, some of whom have not previously managed and operated a public company.  These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also may make it difficult and expensive for us to obtain directors’ and officers’ liability insurance.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

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

An active trading market for our common stock may not develop.

Prior to the Merger, there had been no public market for Private Molecular common stock.  An active trading market for our shares of common stock may not be sustained.  If an active market for our common stock is not sustained, it could put downward pressure on the market price of our common stock and thereby affect the ability of stockholders to sell their shares.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2017, our principal stockholders beneficially own, in the aggregate, approximately 70.0% of our outstanding shares of common stock.  As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  Within this group, Santé Health Ventures I, L.P. and its affiliates own approximately 32.6% of our shares, and Longitude Venture Partners III, L.P. and its affiliates and Millennium Pharmaceuticals, Inc. own approximately 15.3% and 10.9%, respectively.  This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We have broad discretion in the use of our cash reserves and may not use them effectively.

We have broad discretion over the use of our cash reserves, including the proceeds from our previous financings.  You may not agree with our decisions, and our use of these funds may not improve our results of operations or enhance the value of our common stock.  Our failure to apply these funds effectively could compromise our ability to pursue our growth strategy, result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Being a smaller reporting company, we are permitted to avail ourselves of the scaled disclosure requirements available to smaller reporting companies in this Annual Report on

Form 10-K. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $24.1 million for year ended December 31, 2017.  As of December 31, 2017, we had an accumulated deficit of $64.5 million.

As of December 31, 2017, we had cash and cash equivalents of $58.9 million In August 2017, we raised approximately $60 million though private placements of our common stock and warrants to purchase our common stock. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical trials and providing general and administrative support for our operations.  To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes.  The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or grants.  Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.  We expect losses to increase as we complete Phase I development and advance into Phase II development of our lead product candidates.  We have not yet commenced pivotal clinical trials for any product candidate and it may be several years, if ever, before we complete pivotal clinical trials and have a product candidate approved for commercialization.  We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	continue efforts to discover new product candidates;
•	undertake the manufacturing of our product candidates or increases volumes manufactured by third parties;
•	advance our programs into larger, more expensive clinical trials;
•	initiate additional preclinical, clinical, or other trials or studies for our product candidates;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;

•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel; and
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

We have a material weakness in our internal control over financial reporting.  If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

Prior to the Merger, Private Molecular had limited accounting and financial reporting personnel and other resources with which to address its internal control over financial reporting.  In connection with the audits of our consolidated financial statements for the years ended December 31, 2015 and 2016 and preparation of interim financial statements for the first quarter of 2017, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, which has continued through December 31, 2017. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with GAAP.  We have begun our remediation plan, and have hired and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the non-routine transactions and the financial reporting process intended to remediate the identified material weakness.  There can be no assurance that these efforts will remediate the material weakness or avoid future weaknesses or deficiencies.  Any failure to remediate the material weakness and any future weaknesses or deficiencies or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Following the closing of the Merger, our management has been assessing the effectiveness of its disclosure controls and procedures and internal control over financial reporting and will be required to provide an annual report on internal control over financial reporting as of December 31, 2018.  If we are unable to remediate our material weakness, our management may not be able to conclude that its disclosure controls and procedures or internal control over financial reporting are effective, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price.  Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for commercialization and have never generated any revenue.  Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaborators, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates.  We do not anticipate generating revenue from product sales for the foreseeable future.  Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and development of one or more of our product candidates;
•	obtaining regulatory and marketing approvals for one or more of our product candidates;
•	manufacturing one or more product candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible;
•	marketing, launching and commercializing one or more product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	gaining market acceptance of one or more of our product candidates as treatment options;
•	meeting our supply needs in sufficient quantities to meet market demand for our product candidates, if approved;
•	addressing any competing products;
•	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	obtaining reimbursement or pricing for one or more of our product candidates that supports profitability; and
•	attracting, hiring and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate.  We also will have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturers in order to continue development and potential commercialization of our product candidates.  For instance, if our costs of manufacturing our drug products are not commercially feasible, then we will need to develop or procure our drug products in a commercially feasible manner to successfully commercialize any future approved product, if any.  Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.

To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders.  Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends.  For instance, our loan and security agreement with Silicon Valley Bank limits our ability to enter into an asset sale, enter into any change of control, incur additional indebtedness, pay any dividends or enter into specified transactions with our affiliates.  If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us.  We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans.  If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

•	delays or failure in obtaining required institutional review board, or IRB, approval at each clinical trial site;
•	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
•	delays in recruiting or failure to recruit sufficient eligible patients in our clinical trials;
•	failure by clinical sites or CROs or other third parties to adhere to clinical trial requirements;
•	failure by our clinical sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
•	patients withdrawing from our clinical trials;
•	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put an IND, on clinical hold;
•	occurrence of adverse events associated with our product candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical trials of our product candidates;
•

negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a product candidate; and

•	delays in reaching agreement on acceptable terms with third-party manufacturers and the time for manufacture of sufficient quantities of our product candidates for use in clinical trials.

Any inability to successfully complete clinical development and obtain regulatory approval for one or more of our product candidates could result in additional costs to us or impair our ability to generate revenue.  In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional nonclinical studies and/or clinical trials to show that the results obtained from such new formulation are consistent with previous results obtained.  Clinical trial delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Further, our focus on ETB technology for developing product candidates as opposed to multiple, more proven technologies for drug development increases the risk associated with our business.  If we are not successful in developing an approved product using ETB technology, we may not be able to identify and successfully implement an alternative product development strategy.  In addition, work by other companies pursuing similar immunotoxin technologies may encounter setbacks and difficulties that regulators and investors may attribute to our product candidates, whether appropriate or not.

We are heavily dependent on the success of our product candidates, the most advanced of which is in the early stages of clinical development.  Our ETB therapeutic product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.  Some of our product candidates have produced results in preclinical settings to date, or for other indications than those for which we contemplate conducting development and seeking FDA approval, and we cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized. To date, no ETB therapeutics have been approved in the United States or elsewhere worldwide.

We have concentrated our research and development efforts to date on a limited number of product candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications.  We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of product candidates.  Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates.  We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate. We currently have one ETB product candidate, MT-3724, in Phase I clinical trials, and the remainder of our product candidates are in preclinical development.  MT-3724 has only been administered in patients with non-Hodgkin’s lymphoma.  This is only one of the multiple indications for which we plan to develop this product candidate.  There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, our clinical and preclinical data to date is not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent.  There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency, or the EMA, and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate.  The regulatory approval process for novel product candidates such as ETB therapeutics can be more expensive and take longer than for other, better known or more extensively studied product candidates.  It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates, even if approved for marketing.  Approvals by the European Commission may not be indicative of what the FDA may require for approval, and vice versa, and different or additional preclinical studies and clinical trials may be required to support regulatory approval in each respective jurisdiction.  Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials.  For instance, our Phase I clinical trial of MT-3724 includes patients with non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s lymphoma in the United States is 72,580 new cases and approximately 20,150 deaths were attributable to non-Hodgkin’s B-cell lymphomas in 2016.  We may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials.  If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

ETB therapy remains a novel technology, with no ETB therapy product approved to date in the United States or elsewhere worldwide.  Public perception may be influenced by claims that ETB therapy is unsafe, and ETB therapy may not gain the acceptance of the public or the medical community.  In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates prescribing treatments that involve the use of one or more of our approved product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available.  More restrictive government regulations or negative public opinion regarding ETB-based therapeutics could have an adverse effect on our business, financial condition or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.  SAEs, in ETB clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Because we have limited financial and human resources, it may forego or delay pursuit of opportunities with some programs or product candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities.  Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products.  We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets.  If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Although we have product liability insurance covering our clinical trials in the United States for up to $4.0 million per occurrence up to an aggregate limit of $4.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer.  We also will likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate.  If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products.  There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all.  We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage.  Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities.  An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use.  Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties.  Claims also could be asserted under state consumer protection acts.  Any product liability claim brought against us, with or without merit, could result in:

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

We may seek a breakthrough therapy designation from the FDA for some of our product candidates.  A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of a clinical trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.  Drugs designated as breakthrough therapies by the FDA could also be eligible for accelerated approval.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation.  If we seek Fast Track designation for a product candidate, we may not receive it from the FDA.  However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame.  We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures.  In addition, the FDA may withdraw Fast Track designation if the designation is no longer supported by data from our clinical development program.  Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws, including, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations.  These laws may impact, among other things, our proposed sales, marketing and education programs.  In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business.  The laws that may affect our ability to operate include:

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future product candidates and related processes for our developmental pipeline.

We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect our intellectual property related to our technologies and product candidates.  Our commercial success and viability depends in large part on our and any potential future licensors’ ability to obtain, maintain and enforce patent and other intellectual property protections in the United States, Europe and other countries worldwide with respect to our current and future proprietary technologies and product candidates.  If we or our future collaboration partners do not adequately protect such intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize product candidates and delay or render impossible our achievement of profitability.

Our strategy and future prospects are based, in particular, on our patent portfolio.  We and our future collaboration partners or licensees will best be able to protect our proprietary ETB technologies, product candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, other regulatory exclusivities or effectively protected trade secrets, cover them.  We have sought to protect our proprietary position by filing patent applications in the United States and elsewhere worldwide related to our proprietary ETB technologies, product candidates and methods of use that are important to our business.  This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain meaningful patent protection.

Intellectual property rights have limitations and do not necessarily address all potential threats to our competitive advantage.  Our ability to obtain patent protection for our proprietary technologies, product candidates and their uses is uncertain and the degree of future protection afforded by our intellectual property rights is uncertain due to a number of factors, including, but not limited to:

•	we or our current or future collaboration partners may not have been the first to make the inventions covered by pending patent applications or issued patents;
•	we or our current or future collaboration partners may not have been the first to file patent applications covering our ETB technology, product candidates, compositions or their uses;
•	others may independently develop identical, similar or alternative methods, products, product candidates or compositions and uses thereof;
•	we or our current or future collaboration partners’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•	any or all of our or our current or future collaboration partners’ pending patent applications may not result in issued patents;
•	we or our current or future collaboration partners may not seek or obtain patent protection in countries that may eventually provide us with a significant business opportunity;
•

any patents issued to us or our current or future collaboration partners may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by third parties;

•	we or our current or future collaboration partners’ products, product candidates, compositions, methods or uses thereof may not be patentable;
•

others may design around our or our current or future collaboration partners’ patent claims to produce competitive products or uses which fall outside of the scope of our patents or other intellectual property rights;

•	others may identify prior art or other bases which could invalidate our or our current or future collaboration partners’ patents;
•

our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we or our current or future collaboration partners do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets; or

•	we or our current or future collaboration partners may not develop additional proprietary technologies or products that are patentable.

Further, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved.  The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or their uses in the United States or in other foreign countries.  There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application.  Even if patents do successfully issue, and even if such patents cover our product candidates or their uses, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated.  Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims.  Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We, independently or together with our licensors, have filed several patent applications covering various aspects of our ETB technology, product candidates and associated assays and uses.  We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties.  Any successful opposition or challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop.  Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

If we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection or data or market exclusivity for our product candidates or their uses, we may not be able to compete effectively and our business and results of operations would be harmed.

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

Patents have a limited term.  In the United States and most jurisdictions worldwide, the statutory expiration of a non-provisional patent is generally 20 years after it is first filed.  Although various extensions may be available, the life of a patent, and the protection it affords, is limited.  Even if patents covering our technologies, product candidates and associated uses are obtained, once the patent life has expired for a product candidate, we may be open to competition from generic, biosimilar or biobetter medications.

Patent term extensions under the Hatch-Waxman Act in the United States, and regulatory extensions in Japan and certain other countries, and under Supplementary Protection Certificates in Europe, may be available to extend the patent or market or data exclusivity terms of our product candidates depending on the timing and duration of the regulatory review process relative to patent term.  In addition, upon issuance in the United States, any patent term may be adjusted based on specified delays during patent prosecution caused by the applicant(s) or the USPTO.  We will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long.  As a result, we may not be able to maintain exclusivity for our product candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations and prospects.  If we do not have sufficient patent terms or regulatory exclusivity to protect our product candidates, our business and results of operations will be adversely affected.

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

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law.  On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law.  The Leahy-Smith Act includes a number of significant changes to U.S. patent law.  These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.  The USPTO has promulgated regulations and developed procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor to file provisions, did not come into effect until March 16, 2013.  The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition or results of operations.

An important change introduced by the Leahy-Smith Act is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention.  A third party that filed or files a patent application in the USPTO after March 16, 2013 but before we file an application could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.  This will require us to be cognizant going forward of the time from invention to filing of a patent application.  Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art.  Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

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

Even if our or our current or future collaboration partners’ patents do successfully issue and even if such patents cover our product candidates and methods of use, third parties may initiate interference, re-examination, post-grant review, IPR or derivation actions in the U.S. Patent and Trademark Office, or USPTO; may initiate third party oppositions in the European Patent Office, or EPO; or may initiate similar actions challenging the validity, enforceability or scope of such patents in other patent administrative proceedings worldwide, which may result in patent claims being narrowed or invalidated.  Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover competitive technologies, product candidates or methods of use.  Further, if we initiate legal proceedings against a third party to enforce a patent covering our technologies, product candidates or uses, the defendant could counterclaim that our relevant patent is invalid or unenforceable.  In patent litigation in the United States, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims.  Further, in the United States, a third party, including a licensee of one of our or our current or future collaboration partners’ patents, may initiate legal proceedings against us in which the third party challenges the validity, enforceability, or scope of our patent(s).

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

Competitors may infringe our patents or the patents of any of our future licensors.  If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable.  Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, nonobviousness, adequate written description, clarity or non-enablement.  Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution.  The outcome following legal assertions of invalidity and unenforceability is unpredictable.

There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the claimed invention at issue on the grounds that our or our current or future collaboration partners’ patent claims do not cover the claimed invention.  Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property.  An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.  Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question.  In this case, we could ultimately be forced to cease use of such trademarks.

Even if we were to establish infringement of our patent rights by a third party, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.  There could also be public announcements of the results of hearings, motions or other interim proceedings or developments.  If securities analysts or investors perceive these results to be negative, it could adversely affect the market price of our common stock.  Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded and can involve substantial expenses.  Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority or inventorship of inventions with respect to our patents or patent applications or those of any of our future licensors.  An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party.  Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms.  Our defense of litigation, interference proceedings, or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.  In addition, the uncertainties associated with litigation and administrative proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development partnerships that would help us bring our product candidates to market.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties.  We are currently not aware of U.S. or foreign patents or pending patent applications owned by third parties that cover our ETBs or therapeutic uses of ETBs.  In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications.  If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications.  In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications.  If any patents or patent applications cover our product candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our product candidates, including MT-3724, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

While we normally have or seek and gain the right to fully prosecute the patent applications relating to our product candidates, there may be times when certain patents or patent applications relating to our product candidates, their uses or their manufacture may be controlled by our future licensors.  If any of our future licensors fail to appropriately and broadly prosecute patent applications and maintain patent protection of claims covering any of our product candidates, their uses or their manufacture, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, importing, and selling competing products.  In addition, even where we now have the right to control patent prosecution of patent applications or the maintenance of patents we have licensed from third parties in the future, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including potential competitors.  Although we have written agreements and make every effort to ensure that our employees, consultants and independent contractors do not use the proprietary information or intellectual property rights of others in their work for us, we may in the future be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.  Litigation may be necessary to defend against these claims.  If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business.  Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor and manage our ongoing clinical programs.  We rely on these parties for execution of clinical trials and we manage and control only some aspects of their activities.  We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.  We and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development.  If we or any of our CROs or vendors fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.  We cannot be assured that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements.  Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.

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

We currently do not have the capability to manufacture product candidates for use in the conduct of our clinical trials, and we currently lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers.  Until the completion of our cGMP manufacturing facility, we plan to rely in part on third-party manufacturers, and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval.  We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale.  Even after the completion of our cGMP manufacturing facility, we may not be able to manufacture product candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for products candidates.  We may also fail to comply with cGMP requirements and standards which would not enable us to utilize the manufacturing facility to make clinical trial supply.

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

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or equivalent regulatory agencies outside the U.S., or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.  In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients.  If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, which could result in product liability suits.

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

We have multi-target research and development collaborations ongoing with Millennium Pharmaceuticals, Inc. (a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd) and seek to collaborate with other partners in the future. Even if we are successful in entering into one or more additional collaborations with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that any of these collaborations will be successful.  Collaborations may pose a number of risks, including:

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

In the normal course of business, we have and expect to continue periodically to enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions.  With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to our product candidates, processes or services made, used, or performed pursuant to the agreements, and from claims arising from our or our sublicensees’ exercise of rights under the agreement.  With respect to our collaboration agreements, we indemnify our collaborators from any third-party product liability claims that could result from the production or use of the product candidate, as well as for alleged infringements of any patent or other intellectual property right owned by a third party.  With respect to consultants, we often indemnify them from claims arising from the good faith performance of their services.

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

Our estimates for the addressable patient population and our estimates for the prices we can charge for our product candidates may differ significantly from the actual market addressable by our product candidates. For instance, our Phase I clinical trial of MT-3724 is focused on non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s B-cell lymphoma is 72,240 new cases and approximately 20,140 deaths were attributable to the disease in the United States in 2017, only a subset of which may benefit from treatment with MT-3724.  Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates.  These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect.  Further, new studies may change the estimated incidence or prevalence of these diseases.  The number of patients may turn out to be lower than expected.  Additionally, while we believe that the data in our Phase I clinical trials for MT-3724 are supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications.  Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The development and commercialization of new drug products is highly competitive.  We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-3724 and the other product candidates that we may seek to develop or commercialize in the future.  We are aware that the following companies have therapeutics marketed or in development that could compete with ETBs: Roche, Genentech, Bayer, Takeda, AbbVie, Celgene, Seattle Genetics, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm,and F-Star.  Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than MT-3724 or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research and drug development resources than we do.  Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.  Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs, including biologics.  In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies.  These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

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

As of December 31, 2017, we had 38 full-time employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Failure in our information technology and storage systems could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems.  IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters.  Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems.  These events could lead to the unauthorized access, disclosure and use of non-public information.  The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world.  As a result, we may not be able to address these techniques proactively or implement adequate preventative measures.  If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business.  For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs.  Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In October 2016, we entered into a facility lease agreement for 18,000 square feet of office and laboratory space in Austin, Texas, which serves as out corporate headquarters. The lease was initially set to expire in May 2022. In January 2017, Molecular entered into an amendment of the lease to add an additional 4,000 square feet, consisting mostly of laboratory space. In March 2017, Molecular entered into a second amendment to the Austin, TX lease for an additional 11,000 square feet of office and laboratory space and an extension of the lease term through May 2023. The term of Molecular’s lease for the Austin, TX is space expires August 2023.  The lease has an option to renew for one additional five-year period at our discretion.

We also lease two office spaces occupying approximately 12,000 square feet in the aggregate in Jersey City, New Jersey under a leases expiring in September 2019, and December 2021, respectively.

We believe substantially all of our property and equipment is in good condition and that Molecular has sufficient capacity to meet its current operational needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities.  Although the results of the litigation and claims cannot be predicated with certainty, as of the date of this report, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of Threshold Pharmaceuticals, Inc. common stock were historically listed on the Nasdaq Capital Market under the symbol “THLD.” After completion of the Merger on August 1, 2017, Threshold Pharmaceuticals, Inc was renamed “Molecular Templates, Inc.” and commenced trading on the Nasdaq Capital Market under the symbol “MTEM.” The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported by Nasdaq for the quarterly periods indicated. This table has been adjusted to reflect the 11-for-1 reverse stock split of our common stock in connection with, and prior to the completion of the Merger:

	High	Low
Year Ended December 31, 2017:
First Quarter	$11.77	$4.84
Second Quarter	$6.27	$3.85
Third Quarter	$7.59	$4.18
Fourth Quarter	$11.88	$6.62
Year Ended December 31, 2016:
First Quarter	$6.82	$2.31
Second Quarter	$8.46	$3.30
Third Quarter	$16.28	$5.08
Fourth Quarter	$7.48	$3.85

There were approximately 71 holders of record of our common stock as of March 21, 2018.  On March 21, 2018, the last reported sales price per share of our common stock was $9.08 per share.

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

Unregistered Sales of Equity Securities

On December 1, 2017, we amended an engagement letter entered into between the Company and Wedbush Securities Inc., or Wedbush.  In connection with entering into the amendment, on December 1, 2017, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, the Company issued Wedbush a warrant, or the Warrant, to purchase 57,930 warrants of the Company’s common stock, par value $0.001 per share. The Warrant will be exercisable for a period of seven years from the date of issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a “cashless” exercise mechanic), subject to certain adjustments as specified in the Warrant.

Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Recent Developments

The Merger

On August 1, 2017, we completed our business combination with Molecular Templates OpCo, Inc., or what was then known as “Molecular Templates, Inc.” (“Private Molecular”), in accordance with the terms of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of March 16, 2017, by and among us (formerly known as Threshold Pharmaceuticals, Inc. (Nasdaq: THLD) (“Threshold”), Trojan Merger Sub, Inc. (“Merger Sub”), our wholly owned subsidiary, and Private Molecular, pursuant to which Merger Sub merged with and into Private Molecular, with Private Molecular surviving as our wholly owned subsidiary (the “Merger”). On August 1, 2017, in connection with and prior to the consummation of the Merger, we effected an 11-for-1 reverse stock split of the shares of our common stock (the “Reverse Stock Split”). Each outstanding share of Private Molecular common stock was converted into 7.7844 shares of common stock of the post-Merger combined company. As a result, we issued approximately 11.7 million shares of our common stock to the stockholders of Private Molecular in exchange for shares of common stock of Private Molecular. Threshold also assumed all of the stock options issued and outstanding under Private Molecular’s 2009 Stock Plan, as amended, and issued and outstanding warrants of Private Molecular, with such stock options and warrants representing, following the Merger, the right to purchase a number of shares of Common Stock equal to 7.7844 multiplied by the number of shares of Private Molecular’s common stock previously represented by such stock options and warrants, as applicable, after taking into account the Reverse Stock Split. Immediately after the Merger, the former Private Molecular stockholders, warrantholders and optionholders owned approximately 65.6% of the fully-diluted Common Stock, with Threshold’s stockholders and warrantholders immediately prior to the Merger, whose warrants and shares of Threshold’s common stock remained outstanding after the Merger, owning approximately 34.4% of the fully-diluted Common Stock, in each case, without giving effect to the issuance of shares of Common Stock in the concurrent financing and the Takeda Financing, and excluding, in each case, out-of-the money securities. Upon the consummation of the Merger, we changed our name to “Molecular Templates, Inc.” For accounting purposes, Private Molecular is considered to have acquired Threshold in the Merger.

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

Subsequent Financing

In connection with the execution on June 23, 2017 of the Multi-Target Takeda Agreement, as described below, we entered into a stock purchase agreement with Takeda (the “Takeda Stock Purchase Agreement”). Pursuant to the Takeda Stock Purchase Agreement, following the consummation of the Merger and Private Placement, Takeda purchased 2,922,993 shares of our common stock, at a price per share of $6.8423, for an aggregate purchase price of $20.0 million (the “Takeda Financing”).

Business

We are a clinical-stage oncology company focused on the discovery and development of differentiated, targeted, biologic therapeutics for cancer. We utilize our proprietary biologic drug platform to design and generate engineered toxin bodies, or ETBs, which we believe provide a differentiated mechanism of action that may be beneficial in patients resistant to currently available cancer therapeutics. ETBs use a genetically engineered version of the Shiga-like Toxin A subunit, or SLTA, a ribosome inactivating bacterial protein. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In Molecular’s scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a cancer target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cancer cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

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

In February 2015, we commenced a Phase I clinical trial of our lead ETB candidate, MT-3724, targeting the cell surface antigen CD20 for the treatment of non-Hodgkin’s lymphoma. The primary objective of the study was to determine the MTD of MT-3724. The secondary endpoint was to explore the early efficacy profile of MT-3724. We expect to report top-line results from this expansion trial starting in the first half of 2018. If results from this study are compelling, we intend to initiate a monotherapy Phase II study of MT-3724 in the relapsed or refractory DLBCL setting. We also expect to initiate up to two other Phase I/II clinical trials exploring the use of MT-3724 in various treatments settings in DLBCL patients with high unmet medical need.  We expect to begin reporting top-line results from one of these trials starting in  second half 2018 or first half 2019.

We are also developing MT-4019, an ETB candidate that is designed to target CD38-expressing myeloma cancer cells, and plan to submit an IND to the FDA in mid-2018 to initiate a Phase I clinical trial in the United States.

Additionally, we have several other ETB candidates in pre-clinical development targeting both solid and hematological cancers where we believe the differentiated mechanism of action innate to ETBs, ribosome inactivation, could play a significant role in treating cancer. These include ETBs targeting HER2 PD-L1.

As part of the Merger, Private Molecular agreed to use its commercially reasonable efforts to continue a Threshold evofosfamide Phase I clinical trial for a combination therapy until completion of such study, subject to the determination from time to time by the post-Merger board of directors of the Company that such continuation is in the best interests of the Company. In December 2015, Threshold announced that neither of two pivotal Phase III clinical trials of evofosfamide met its primary endpoint of demonstrating a statistically significant improvement in overall survival in pancreatic cancer.  Based on a meaningful improvement in overall survival that was reported for a subgroup of 123 Asian patients, we will continue to engage in discussions with Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, regarding potential registration pathways and additional clinical trials that would be required to bring evofosfamide to market.  In the meantime, our current evofosfamide development strategy is limited to a company-sponsored Phase I clinical trial of evofosfamide in combination with an immune checkpoint antibody in collaboration with researchers and clinicians at The University of Texas MD Anderson Cancer Center, initiated March 1, 2017, and an investigator-sponsored clinical trial of evofosfamide in combination with antiangiogenic therapies in a variety of tumor types. We are conducting further analysis of the PK of evofosfamide to better understand the outcome of the Phase III studies and to evaluate the viability of further development in pancreatic cancer.

We are a clinical-stage company and have not generated revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our ETB candidates. Since inception, we have incurred significant operating losses. For the years ended December 31, 2017 and 2016, we incurred net losses of $23.1 million and $11.0 million, respectively. As of December 31, 2017, we had an accumulated deficit of $64.5 million.

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

Collaboration Agreements

Takeda Pharmaceuticals

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. Under the terms of the agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We are entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the agreement. As of December 31, 2017, we have received $2.0 million under the Takeda Collaboration Agreement.

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets. We will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. Each party grants to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and we agree to work exclusively with Takeda with respect to the designated targets. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. As of December 31, 2017, we have received $1.0 million under the Takeda Multi-Target Agreement.

In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. The Company is entitled to receive $4.0 million, in the aggregate, in April 2018, following the approval of the project plans for these two targets under the Takeda Multi-Target Agreement.

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

Under the Multi-Target Agreement, license fees and research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products could become due.  We may receive net milestone payments of $25.0 million in aggregate through the exercise of the option to license ETBs under the Takeda Multi-Target Agreement. Additionally, we are entitled to receive up to approximately $547.0 million in additional milestone payments through preclinical and clinical development and commercialization. We are also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions. Finally, we are entitled to receive up to $10 million in certain contingency fees.

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

Financial Operations Overview

Revenue

Our revenue has consisted principally of revenue from collaboration partners and revenue from government grants.  Grant revenue relates to our CPRIT grant for MT-3724. For the years ended December 31, 2017 and 2016, we recognized $1.0 million and $1.9 million in CPRIT grant revenues related to the pre-clinical and clinical development of MT-3724. CPRIT grant funds are provided to us in advance as conditional cost reimbursement where revenue is recognized as allowable costs are paid. Amounts collected in excess of revenue recognized are recorded as deferred revenue. Research and Development revenue primarily relates to our collaboration with Takeda.  We have an ongoing research collaboration with Takeda Pharmaceuticals related to the evaluation of our ETB technology that was initiated in the fourth quarter 2016. The Takeda Collaboration Agreement and Takeda Multi-Target Agreement provide for upfront technology access fees, milestone payments and reimbursement payments. We will recognize revenue from these agreements in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Under ASC 605, revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our balance sheet. For the year ended December 31, 2017, we recognized $2.4 million in collaboration revenue related to research collaboration agreements. For the year ended December 31, 2016, no revenue was recognized in collaboration revenue related to research collaboration agreements.

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

Research and Development Expenses

Research and development expenses consist principally of:

•	salaries for research and development staff and related expenses, including stock-based compensation expenses;
•	costs for current good manufacturing practices (“cGMP”) manufacturing of drug substances and drug products by contract manufacturers;
•	fees and other costs paid to clinical trials sites and clinical research organizations (“CROs”) in connection with the performance of clinical trials and preclinical testing;
•	costs for consultants and contract research;
•	costs of laboratory supplies and small equipment, including maintenance; and
•	depreciation of long-lived assets.

For the years ended December 31, 2017 and 2016, we incurred research and development costs of $9.5 million and $8.0 million, respectively. Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of patients in clinical trials and manufacture of drug materials for clinical trials.

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

General and Administrative Expenses

Our general and administrative expenses consist principally of:

•	salaries for employees other than research and development staff, including stock-based compensation expenses;
•	professional fees for auditors and other consulting expenses related to general and administrative activities;
•	professional fees for legal services related to the protection and maintenance of our intellectual property and regulatory compliance;
•	cost of facilities, communication and office expenses;
•	information technology services; and
•	depreciation of long-lived assets.

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

Results of Operations

Comparison for the Years Ended December 31, 2017 and 2016

The table below summarizes Molecular’s results of operations for the years ended December 31, 2017 and 2016.

	Years ended December 31,
	2017	2016
Research and development revenue	2,408	—
Grant revenue	987	1,880
Total revenue	3,395	1,880
Research and development expenses	9,487	8,017
General and administrative expenses	11,755	4,482
Total operating expenses	21,242	12,499
Loss from operations	(17,847)	(10,619)
Interest and other income, net	51	19
Interest expense	(853)	(431)
Change in fair value of warrant liabilities	128	3
Loss on conversion of notes	(4,619)	—
Net loss	$(23,140)	$(11,028)

Grant Revenue

Grant revenue decreased $0.9 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was primarily attributable to the decrease in CPRIT grant revenues recognized due to higher drug manufacturing related costs for MT-3724 in 2016.

Research and development revenue

Research and Development Revenues for the year ended December 31, 2017 were comprised of research and development revenues from our collaboration with Takeda of $1.9 million, and research and development revenues from our collaboration with an undisclosed pharmaceutical company of $0.5 million. Refer to footnote 4 “Research and Development Agreements” to the consolidated financial statement in this document for further detail about the collaboration agreements. No Research and Development Revenue was recognized in 2016.

Research and Development Expenses

The table below summarizes Molecular’s research and development costs for the years ended December 31, 2017 and 2016.

Research and development expenses by cost type:	Years ended December 31,
	2017	2016
Employee compensation	$2,903	$1,140
Program costs	5,156	6,344
Laboratory costs	843	487
Other research and development costs	585	46
Total research and development expenses	$9,487	$8,017

Research and development expenses increased $1.5 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily due to increased outsourced program expenses, along with increased payroll related costs due to increased headcount.

From a program perspective, all of our research and development expenses relate to the discovery and development of ETBs. The decrease in program costs in 2017 compared to 2016 is primarily due to the $3.6 million decrease in costs related to MT-3724, partially offset by a $1.1 million increase in costs related to CD 38 programs and a $0.6 million increase in costs related to PD-L1.

The risks and uncertainties associated with our research and development projects are discussed more fully in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. As a result of the risks and uncertainties discussed in the “Risk Factors” section and above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate. To date, we have not commercialized any of our product candidates and in fact may never do so.

General and Administrative Expenses

General and administrative expenses increased $7.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily attributable to costs associated being a publicly traded company, along with increased payroll related costs due to increased headcount.

Interest Expense

Interest expense increased $0.4 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to interest payable on the bridge loan payable to Threshold, leading up to the Merger along with interest payable on the SVB Bridge Loan.

Loss on conversion of notes

The Loss on Conversion of Notes during the year ended December 31, 2017 was due to a loss recording as part of the Merger, related to the conversion of convertible notes to common stock.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-3724, MT-4019 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We have incurred an accumulated deficit of $64.5 million through December 31, 2017. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our current research and development plans, we expect that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into late 2019.

Our financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next 12 months. To date, we have financed our operations through private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaborators under our research evaluation agreements, as well as funding from governmental bodies and bank and bridge loans. Since our inception, we raised gross proceeds of $78.2 million from private placements of equity securities, including $40 million from the Private Placement in August 2017, $20 million from the Takeda Financing in August 2017. Since our inception, we have also received aggregate gross proceeds of $3.5 million from our collaborators, received $10.0 million in proceeds from related-party convertible promissory notes, received $6.0 million in proceeds from bank loan from Silicon Valley Bank (“SVB”); and received $15.2 million from Threshold.

In November 2016, we received notice that we have been awarded a second CPRIT product development grant totaling $15.2 million to fund development of our CD38-targeting ETB MT-4019, and we are currently in the process of negotiating the terms of the contract with CPRIT.

We entered into a loan and security agreement with SVB, or the SVB Loan Agreement on April 30, 2015, which allows for aggregate borrowings of up to $6.0 million, subject to our achievement of certain milestones. We borrowed an aggregate of $6.0 million under the SVB Loan Agreement through December 31, 2017. We paid $2.4 million in principal and approximately $237,000 in interest for year ended December 31, 2017. The loan matures on April 30, 2019 and is secured by substantially all our assets.

As of December 31, 2017, we had cash and cash equivalents of $58.9 million. As of December 31, 2016, we had cash and cash equivalents of $1.7 million.

Cash Flows

Comparison of Years Ended December 31, 2017 and 2016

The table below summarizes Molecular’s cash flows for the years ended December 31, 2017 and 2016.

(in thousands)	Years ended December 31,
	2017	2016
Net cash used in operating activities	$(14,264)	$(9,028)
Net cash provided by / (used in) investing activities	9,715	(689)
Net cash provided by financing activities	61,743	7,188
Net increase (decrease) in cash and cash equivalents	$57,194	$(2,529)

The increase in net cash used in operating activities to $14.3 million for the year ended December 31, 2017 from $9.0 million for the year ended December 31, 2016 was primarily due to the $12.1 million increase in the net loss, partially offset by non-cash loss on conversion of notes recorded in 2017 of $4.6 million and increased non-cash stock based compensation of $1.7 million, as well as a $1.2 million increase in accounts payable.

The increase in net cash provided by investing activities to $9.7 million for the year ended December 31, 2017 from net cash used in investing activities of $0.7 million for the December 31, 2016 was primarily due to the $11.2 million cash received from the Merger transaction.

The increase in net cash provided by financing activities to $61.7 million for the year ended December 31, 2017 from $7.2 million for the year ended December 31, 2016 was primarily due to the receipt in August 2017 of $57.6 million in net proceeds from the issuance of common stock and warrants in the PIPE and concurrent financings, following the Merger.

Operating and Capital Expenditure Requirements

Other than for one year, we have not achieved profitability since our inception and had an accumulated deficit of $64.5 million as of December 31, 2017. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seeks to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-3724, MT-4019, our pre-clinical programs, and expands our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	complete the ongoing Phase I expansion clinical trial of MT-3724, our lead ETB candidate;
•	initiate other Phase Ib and Phase II clinical trials of MT-3724;
•	conduct the Phase I clinical trial of MT-4019, our second ETB candidate;
•	continue the research and development of our other ETB candidates, including completing pre-clinical studies and commencing clinical trials;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our increased operations; and

•	experience any delays or encounter any issues resulting from any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

The collaboration and option agreements with certain of our customers are multiple-element arrangements under ASC 605-25. These agreements are multiple-element arrangements; whereby fixed or determinable contract consideration is allocated to the deliverables with stand-alone value and revenue is recognized for each such deliverable according to the method appropriate for each deliverable. The license to the Company’s background intellectual property for use in performance of the agreement does not have stand-alone value, and thus is combined into one unit of accounting with the research and development services. Revenues are recognized over the period that the research and development services occur. Amounts collected in excess of revenue recognized are recorded as deferred revenue. For further information regarding our revenue recognition, please see Note 1 (“Summary of Significant Accounting Policies”) to our audited consolidated financial statements for the year ended December 31, 2017, included in this Annual Report on Form 10-K.

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

Income Taxes

For the years ended December 31, 2017 and 2016, we did not record an income tax provision due to net operating losses and the inability to record an income tax benefit. As of December 31, 2017, we had accumulated approximately $63.2 million and $7.6 million in federal and state net operating loss carryforwards, respectively, to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 and 2017 for federal and state tax purposes, respectively. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2017, we had federal research and development tax credits of approximately $1.1 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $4.9 million, which have no expiration date.

Molecular has not recorded a benefit from our net operating loss or research credit carryforwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carryforwards prior to their expiration. Accordingly, we have established a valuation allowance against the deferred tax asset arising from the carryforwards.

Stock-Based Compensation

Our accounts for stock-based compensation expense related to stock options granted to employees, non-employees, and members of our board of directors under our 2014 Equity Incentive Plan, as amended, and our 2009 Stock Plan, as amended, by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense on a straight-line basis over the vesting term.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1 (“Summary of Significant Accounting Policies”) to our audited financial statements for the year ended December 31, 2017, included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Market Risk

Molecular is not subject to any significant foreign exchange risk and interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOLECULAR TEMPLATES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Molecular Templates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Molecular Templates, Inc. (the Company) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred shares and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2017, and the related notes collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the one year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Austin, Texas

March 30, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Molecular Templates, Inc.

Austin, Texas

We have audited the balance sheet of Molecular Templates, Inc., as of December 31, 2016 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Molecular Templates, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 (not presented herein) to the 2016 financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 (not presented herein) to the 2016 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Austin, Texas

February 22, 2017, except for the effects on the statement of stockholders’ deficit of the Exchange Ratio described in Note 3 and the related disclosure within Note 2 and Note 13, as to which the date is March 30, 2018

MOLECULAR TEMPLATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$58,910	$1,716
Prepaid expenses	1,485	120
Other current assets	19	7
Total current assets	60,414	1,843
Property and equipment, net	1,952	334
In-process research and development	26,623	—
Other assets	1,402	921
Total assets	$90,391	$3,098
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,517	$934
Accrued liabilities	2,690	1,210
Current portion of long-term debt	2,400	2,400
Related party debt (Note 8)	—	7,315
Deferred revenue	2,765	1,870
Other current liabilities	70	36
Total current liabilities	10,442	13,765
Warrant liabilities	954	49
Long-term debt, net of current portion	1,078	3,165
Other liabilities	628	53
Total liabilities	13,102	17,032
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock	—	25,871
Stockholders’ equity (deficit):
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2017 and 2016; Issued and outstanding: 26,898,330 and 214,641 shares at December 31, 2017 and 2016, respectively.	27	—
Additional paid-in capital	141,733	568
Accumulated other comprehensive loss	—	—
Accumulated deficit	(64,471)	(40,373)
Total stockholders’ equity (deficit)	77,289	(39,805)
Total liabilities and stockholders’ equity (deficit)	$90,391	$3,098

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016
Research and development revenue	$2,408	$—
Grant revenue	987	1,880
Total revenue	3,395	1,880
Operating expenses:
Research and development	9,487	8,017
General and administrative	11,755	4,482
Total operating expenses	21,242	12,499
Loss from operations	(17,847)	(10,619)
Interest and other income, net	51	19
Interest expense	(853)	(431)
Change in fair value of warrant liabilities	128	3
Loss on conversion of notes	(4,619)	—
Net loss	(23,140)	(11,028)
Deemed dividends on preferred stock	(958)	(1,572)
Net loss attributable to common shareholders	$(24,098)	$(12,600)
Net loss per share attributable to common shareholders:
Basic and diluted	$(2.11)	$(59.04)
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	11,400,881	213,420
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	—	—
Comprehensive loss	$(24,098)	$(12,600)

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2015	9,116,405	$24,299	213,128	$—	$456	$—	$(27,773)	$(27,317)
Issuance of common stock pursuant to stock plans	—	—	1,513	—	3	—	—	3
Stock-based compensation	—	—	—	—	109	—	—	109
Deemed dividends on preferred stock	—	1,572	—	—	—	—	(1,572)	(1,572)
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	(11,028)	(11,028)
Balances, December 31, 2016	9,116,405	25,871	214,641	—	568	—	(40,373)	(39,805)
Issuance of common stock pursuant to stock plans	—	—	17,430	—	61	—	—	61
Deemed dividends on preferred stock	—	958	—	—	—	—	(958)	(958)
Conversion of preferred stock to common stock in connection with merger	(9,116,405)	(26,829)	9,220,478	9	26,820	—	—	26,829
Conversion of preferred stock warrants to common stock in connection with merger	—	—	12,653	—	87	—	—	87
Conversion of redeemable convertible notes to common stock	—	—	2,208,716	2	15,103	—	—	15,105
Issuance of common stock and assumption of options in connection with the merger	—	—	6,508,356	7	39,663	—	—	39,670
Issuance of common stock to Takeda and certain other investors, net of issuance costs of $2.4 million	—	—	8,716,056	9	57,639	—	—	57,648
Stock-based compensation	—	—	—	—	1,792	—	—	1,792
Net loss	—	—	—	—	—	—	(23,140)	(23,140)
Balances, December 31, 2017	—	$—	26,898,330	$27	$141,733	$—	$(64,471)	77,289

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,140)	$(11,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	65
Stock-based compensation expense	1,792	109
Amortization of debt discount and accretion related to long term liabilities	342	13
Change in common stock warrant fair value	(128)	(3)
Loss on conversion of notes	4,619	—
Loss on disposal of equipment	2	5
Changes in operating assets and liabilities:
Prepaid expenses	(410)	—
Other current assets	(12)	84
Other assets	(81)	—
Accounts payable	1,209	557
Accrued liabilities	155	800
Other current liabilities	20	0
Other liabilities	318	0
Deferred revenue	895	370
Net cash used in operating activities	(14,264)	(9,028)
Cash flows from investing activities:
Cash received from merger transaction	11,216	—
Purchases of property and equipment	(1,101)	(101)
Increase in other assets	(400)	(588)
Net cash provided by (used in) investing activities	9,715	(689)
Cash flows from financing activities:
Payments of capital lease obligations	(43)	(44)
Proceeds from issuance of long-term debt	—	3,000
Repayment of long-term debt	(2,400)	(400)
Retirement of stock warrants	(208)	—
Proceeds from issuance of related party debt	2,685	4,630
Proceeds from stock option exercise	61	2
Proceeds from promissory note	4,000	—
Proceeds from issuance of common stock and warrants, net of offering expenses	57,648	—
Net cash provided by financing activities	61,743	7,188
Net increase in cash and cash equivalents	57,194	(2,529)
Cash and cash equivalents, beginning of period	1,716	4,245
Cash and cash equivalents, end of period	$58,910	$1,716
Supplemental Cash Flow Information
Cash paid for interest	$250	$230
Non-Cash Investing and Financing Activities
Deemed dividends on preferred stock	$958	$1,573
Conversion of preferred stock	$26,829	$—
Conversion of related party debt	$10,486	$—
Conversion of warrant liability	$87	$—
Capital lease additions to fixed assets	$291	$110
Fixed asset additions in accounts payable	$382	$20
Warrants issued with debt	$—	$18

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On August 1, 2017, the Company, formerly known as Threshold Pharmaceuticals, Inc. (Nasdaq: THLD) (“Threshold”), completed its business combination with the entity then known as Molecular Templates, Inc., a private Delaware Corporation (“Private Molecular”), in accordance with the terms of an Agreement and Plan of Merger and Reorganization, (the “Merger Agreement”), dated as of March 16, 2017, by and among Threshold, Trojan Merger Sub, Inc., a wholly owned subsidiary of Threshold (“Merger Sub”), and Private Molecular, pursuant to which Merger Sub merged with and into Private Molecular, with Private Molecular surviving as a wholly-owned subsidiary of Threshold (the “Merger”). Also on August 1, 2017, in connection with, and prior to the completion of, the Merger, Threshold effected an 11-for-1 reverse stock split of its common stock (the “Reverse Stock Split”) and changed its name to “Molecular Templates, Inc.” Threshold also assumed all of the stock options issued and outstanding under Private Molecular’s 2009 Stock Plan, as amended, and issued and outstanding warrants of Private Molecular, with such stock options and warrants representing, following the Merger, the right to purchase a number of shares of Common Stock equal to 7.7844 multiplied by the number of shares of Private Molecular’s common stock previously represented by such stock options and warrants, as applicable, after taking into account the Reverse Stock Split. Immediately after the Merger, the former Private Molecular stockholders, warrantholders and optionholders owned approximately 65.6% of the fully-diluted Common Stock, with Threshold’s stockholders and warrantholders immediately prior to the Merger, whose warrants and shares of Threshold’s common stock remained outstanding after the Merger, owning approximately 34.4% of the fully-diluted Common Stock, in each case, without giving effect to the issuance of shares of Common Stock in the concurrent financing and the Takeda Financing, and excluding, in each case, out-of-the money securities. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Private Molecular as described in the paragraph above.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

Reverse Stock Split

On August 1, 2017, in connection with, and prior to the completion of, the Merger, Threshold effected a Reverse Stock Split through an amendment to its amended and restated certificate of incorporation as part of the Merger. As of the effective time of the reverse stock split, every eleven shares of the Company’s issued and outstanding common stock were converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options or warrants outstanding immediately prior to the effectiveness of the reverse stock split. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Reclassifications

Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation.  These reclassifications had no effect on previously reported net loss.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period without consideration of Common Stock equivalents. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods, as the inclusion of all potential common shares outstanding is anti-dilutive.

Cash and Cash Equivalents

The Company considers temporary investments with original maturities of three months or less from date of purchase to be cash equivalents.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

The Company’s cash, cash equivalents are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Approximately 56% of total revenues for the year ended December 31, 2017, were derived from Takeda. There were no accounts receivable due from Takeda at December 31, 2017 or 2016. See also Note 4, Research and Development Collaboration Agreements, regarding the collaboration agreements with Takeda.

Drug candidates developed by the Company may require approvals or clearances from the FDA or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company were to be denied approval or clearance or any such approval or clearance were to be delayed, it would have a material adverse impact on the Company.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Impairment of Long-Lived Assets

When events, circumstances and/or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. Management determined there was no impairment during the years ended December 31, 2017 and 2016.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the related services have been performed, the price is fixed and determinable and collectability is reasonably assured.

The Company receives funds from a state financial assistance program. The state award is a conditional cost reimbursement grant and revenue is recognized as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

The Company enters into collaboration and option agreements with certain customers. Under the terms of one such agreement, the Company is responsible for providing (i) a license to the Company’s background intellectual property for use in performance of the agreement, and (ii) research and development services. Under ASC 605-25, the agreement is a multiple-element arrangement; under such an arrangement, fixed or determinable contract consideration is allocated to the deliverables with stand-alone value and revenue is recognized for each such deliverable according to the method appropriate for each deliverable. The license to the Company’s background intellectual property for use in performance of the agreement does not have stand-alone value, and thus is combined into one unit of accounting with the research and development services. Revenues are recognized over the period that the research and development services occur. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of tax expense.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. The Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company recognizes stock-based compensation expense, equal to the grant date fair value of stock options over the requisite service period.

Preferred Stock

The Company’s Series A, B and C Convertible Preferred Stock (collectively known as “Preferred Stock”) allowed the holders to require the company to redeem their shares after achievement of specified certain milestones. Certain of the redemption features were outside the Company’s control, and as a result, the Preferred Stock were reflected in the balance sheet as mezzanine equity.

Warrants

In conjunction with certain financing transactions, the Company issued warrants to purchase the Company’s common stock. The Company determines whether the warrants should be classified as a liability or equity. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant.

For warrants classified as equity, the Company records the value of the warrants in additional paid-in capital on the balance sheet. The Company will continue to evaluate the classification of the warrants on a quarterly basis, to determine whether the warrants continue to meet equity classification requirement.

Research and Development Costs

Research and development expenses consist of costs such as salaries and benefits, laboratory supplies, facility costs, consulting fees and fees paid to contract research organizations, clinical trial sites, laboratories, other clinical service providers and contract manufacturing organizations. Research and development costs are expensed as incurred.

In-process Research & Development

In-process research and development, or IPR&D, represents the fair value assigned to acquired research and development assets that were not fully developed as of the completion of the Merger. IPR&D acquired in a business combination is capitalized on the Company’s balance sheet at its acquisition-date fair value. Until the project is completed, the asset is accounted for as an indefinite-lived intangible asset subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset. The Company evaluates the potential impairment of its intangible assets if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.

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

In May 2014, the FASB issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018. We will adopt the standard using the modified-

retrospective approach beginning in 2018. We have completed our assessment of the impact and we do not expect a material impact to total revenue in our consolidated statement of operation and comprehensive loss. We do expect additional disclosures upon the adoption of the standard.

In March 2016, the FASB issued an accounting standard update regarding Improvements to Employee – Share Based Payment Accounting that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the standard effective January 1, 2017 and the adoption did not have a material effect on its consolidated financial statements.

In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet, including leases classified as operating leases under current GAAP, and disclose qualitative and quantitative information about leasing arrangements. The new standard requires a modified-retrospective approach to adoption and is effective for interim and annual periods beginning on January 1, 2019. The Company is in the process of evaluating the impact the adoption of this standard would have on its financial statements and disclosures.

In May 2017, the FASB issued a new accounting standard update on stock compensation and the scope of modification accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on its financial statements or disclosures.

NOTE 2—NET INCOME (LOSS) PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants.  The following is the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Years Ended December 31,
	2017	2016
Numerator:
Net loss attributable to common shareholders	$(24,098)	$(12,600)
Denominator:
Weighted-average number of common shares outstanding - basic and diluted	11,400,881	213,420
Net loss per share:
Basic and diluted	$(2.11)	$(59.04)

In August 2017, in conjunction with the Merger, all of the Private Molecular common stock was exchanged for the Company’s Common Stock at an exchange ratio of 7.7844, before giving effect to the 11:1 reverse stock split as a result of the Merger. Share amounts in the table above reflect this conversion.

The following outstanding warrants and options were split adjusted, and excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended December 31,
	2017	2016
Shares issuable upon exercise of warrants	3,332	35
Shares issuable upon exercise of stock options	2,769	942

NOTE 3— MERGER WITH PRIVATE MOLECULAR

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

Also on August 1, 2017, in connection with, and prior to the completion of, the Merger, Threshold effected an 11-for-1 reverse stock split of its common stock (the “Reverse Stock Split”) and changed its name from Threshold Pharmaceuticals, Inc. to Molecular Templates, Inc. Under the terms of the Merger, at the effective time of the Merger, the Company issued shares of its common stock to Private Molecular stockholders, at an exchange ratio of 7.7844 shares of common stock (the “Exchange Ratio”), before taking into account the Reverse Stock Split, in exchange for each share of Private Molecular common stock outstanding immediately prior to the Merger.   Immediately following the closing of the Merger on August 1, 2017, the former Threshold stockholders owned approximately 34.4% of the aggregate number of shares of common stock of the Company and the former Private Molecular stockholders owned approximately 65.6% of the shares of common stock of the Company, subject to adjustments in accordance with the merger agreement.

All Private Molecular stock options granted under the 2009 Stock Plan (the “2009 Plan”) (whether or not then exercisable) outstanding prior to the effective time of the Merger were exchanged for options to purchase the Company’s common stock. All outstanding and unexercised Private Molecular stock options assumed by the Company may be exercised solely for shares of the Company’s common stock. The number of shares of the Company’s common stock subject to each Private Molecular stock option assumed by the Company was determined by multiplying (a) the number of shares of Private Molecular common stock that were subject to such Private Molecular stock option, as in effect immediately prior to the effective time of the merger by (b) the Exchange Ratio, then dividing by 11 (to account for the Reverse Stock Split); rounding the resulting number down to the nearest whole number of shares of the Company’s common stock. The per share exercise price for the Company’s common stock issuable upon exercise of each Private Molecular stock option assumed by the Company shall be determined by dividing (a) the per share exercise price of Private Molecular common stock subject to such Private Molecular stock option, as in effect immediately prior to the effective time of the merger, by (b) the Exchange Ratio, then multiplying by 11 (to account for the Reverse Stock Split); rounding the resulting exercise price up to the nearest whole cent. The exchange of the Private Molecular stock options for the Company’s stock options was treated as a modification of the awards.

Threshold equity awards issued and outstanding at the time of the Merger remain issued and outstanding. However, for accounting purposes, Threshold equity awards are assumed to have been exchanged for equity awards of Private Molecular, the accounting acquirer. As of August 1, 2017, Threshold had outstanding stock options to purchase 963,681 shares of common stock, of which all were vested and exercisable at a weighted average exercise price of $33.62 per share, after giving effect to the Reverse Stock Split. As all assumed options were fully vested at time of merger, no further stock based compensation expense will be recognized.

Allocation of Purchase Consideration

Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions.

The purchase price for Threshold on August 1, 2017, the closing date of the Merger, was as follows (in thousands, except per share amounts):

	August 1, 2017
Number of share of the combined company owned by Threshold stockholders	6,508	(1)
Multiplied by the price per share of Threshold common stock	$5.94	(2)
Purchase price before options	$38,658
Threshold options assumed	1,006	(3)
Settlement of preexisting bridge note with Threshold	(4,010)	(4)
Total purchase price	$35,654

1.

Represents the number of shares of common stock of the combined company that Threshold stockholders owned as of the closing of the Merger pursuant to the Merger Agreement. This amount is calculated as 6,508,356 shares from Threshold common stock outstanding as of August 1, 2017, adjusted for the 11-for-1 reverse stock split.

2.

The fair value of Threshold common stock used in determining the purchase price was $5.94, which was derived from the $0.54 per share closing price of Threshold on August 1, 2017, the current price at the time of closing, adjusted for the 11-for-1 reverse stock split.

3.

Because Private Molecular is considered to be the acquirer for accounting purposes, the pre-Merger vested stock options granted by Threshold under the 2014 Equity Incentive Plan are deemed to have been exchanged for equity awards of the Company and as such the portion of the acquisition date fair value of these equity awards attributable to pre-Merger service to Threshold were accounted for as a component of the consideration transferred.
4.

Represent the bridge loan at the date of merger between Threshold and Molecular. Since the receivable on Threshold’s balance sheet was settled as part of the merger, it is deemed to be a reduction in the purchase price.

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

The following table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed based on their fair values as of August 1, 2017 (in thousands):

August 1, 2017
Cash and cash equivalents	$11,216
Prepaid expenses and other current assets	945
In-process research and development (IPR&D)	26,623
Accounts payable, accrued expenses	(2,009)
Warrant liability	(1,121)
Net assets acquired	$35,654

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

Correction of purchase price and allocation of purchase price

During the three months ended December 31, 2017, the Company corrected the purchase price as well as the allocation of the purchase price. In the September 30, 2017 financial statements, the Company originally recorded the settlement of the $4.0 million Threshold bridge loan as a reduction in additional paid-in capital and increase in goodwill.  This correction resulted in the elimination of previously recorded goodwill and a reduction in IPR&D of $677,000. The tables above reflect this correction.

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

Transaction Costs

Transaction costs associated with the Merger of approximately $2.0 million are included in general and administrative expense.

Threshold Promissory Note

On March 24, 2017, the Company received $2.0 million from Threshold in the form of a promissory note at an interest rate of 1% per annum. The Company received an additional $2.0 million on June 1, 2017. The note was settled as part of the Merger as a reduction to purchase consideration.

Share Based Awards

The exchange of Private Molecular stock options to purchase Threshold common stock, as renamed Molecular, was accounted for as a modification of the awards because the legal exchange of the awards is considered a modification of Private Molecular stock options.  The modification of the stock options did not result in any incremental compensation expense as the modification did not increase the fair value of the stock options. Options to purchase 963,681 shares of common stock were assumed as a result of the merger.  As all assumed options were vested at the time of the merger, no additional stock based compensation will be recognized related to these assumed options.

Additionally, pursuant to the terms of the Merger Agreement, participants in the 2014 Equity Incentive Plan received accelerated vesting for all or a portion of their pre-merger awards as well as a modification of the exercise period. The Company recorded $1.2 million in stock compensation associated with the transaction. See Note 13, Equity Incentive Plans and Stock Based Compensation, for further details about stock based compensation recorded.

Pro Forma Results in connection with the Merger

The Company’s operating results include $320,000 of operating expenses attributable to the former Threshold business activities for the period of August 1, 2017 to December 31, 2017.

The unaudited financial information in the following table summarizes the combined results of operations of the Company and Threshold, on a pro forma basis, as if the Merger occurred at the beginning of the periods presented (in thousands, except per share data).

	Unaudited
	Years ended December 31,
	2017	2016
Revenue	$6,395	$1,880
Net loss	$(15,599)	$(35,008)

The above unaudited pro forma information was determined based on historical GAAP results of Molecular and Threshold. The unaudited pro forma combined results do not necessarily reflect what the Company’s combined results of operations would have been, if the acquisition was completed on January 1, 2016. The unaudited pro forma combined net loss includes pro forma adjustments primarily related to the following non-recurring items directly attributable to the business combinations:

•	Elimination of combined transaction costs of $5.4 million for the year ended December 31, 2017. No such costs were incurred in 2016.
•	Elimination of the loss on conversion of notes of $4.6 million for the year ended December 31, 2017. No such loss was incurred in 2016.
•

Elimination of stock-based compensation expenses of $1.2 million related to the acceleration of vesting and modification of post-termination exercise periods of Threshold stock options awards in connection with the Merger for the year ended December 31, 2017. No such costs were incurred in 2016.

•	Elimination of severance payments of $2.9 million related to former Threshold executives, in connection with the Merger for the year ended December 31, 2017. No such costs were incurred in 2016.
•

Elimination of interest expense of $0.3 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, related to the Threshold bridge loan to Private Molecular that was paid down with the Merger.

•	Elimination of the change in the fair value of the Threshold warrant liabilities of $0.1 million and $0.1 million of loss for the years ended December 31, 2017 and 2016, respectively.

NOTE 4 — RESEARCH AND DEVELOPMENT AGREEMENTS

Related Party Collaboration Agreements - Takeda Pharmaceuticals, Inc.

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

During the year ended December 31, 2017, the Company recorded collaboration revenue from Takeda of $1.9 million under the Takeda Collaboration Agreement. During the year ended December 31, 2016, the Company recorded no collaboration revenue from Takeda since no services were performed under the contract.

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

Molecular received an upfront fee of $1.0 million and is entitled to receive an additional $2 million upon the designation of each of the two targets. Molecular may also receive an additional $25.0 million, in aggregate through the exercise of the option to license ETBs. Additionally, Molecular is entitled to receive up to approximately $547.0 million in additional milestone payments through preclinical and clinical development and commercialization. Molecular is also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions.

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

In connection with the execution of the Takeda Multi-Target Agreement. Takeda also entered into a stock purchase agreement with the Company (“Takeda Stock Purchase Agreement”), pursuant to which Takeda purchased approximately $20.0 million of shares of the Company’s common stock following the reverse-merger in the third quarter of 2017. See Note 12. Stockholders’ Equity, for further details. Since the Takeda Stock Purchase Agreement was contingent, it was not a deliverable under the Takeda Multi-Target Agreement.

During the year ended December 31, 2017 the Company recorded no collaboration revenue under the Multi-Target Takeda Agreement, since no services had been performed under the project.

Other Collaboration Agreements

In September 2016, Private Molecular entered into a collaboration agreement an undisclosed pharmaceutical company (“Other Collaboration Agreement”), to generate engineered toxin bodies (“ETBs”), for evaluation. Under the terms of the Other Collaboration Agreement, Molecular is responsible for providing to the customer (i) new ETB generated using the customer’s materials and (ii) ETB study molecules for testing and evaluation. Molecular granted the customer a background IP license during the term of the AbbVie Agreement. This work was completed and accepted in March 2017, and $500,000 was recognized as revenue during the three months ended March 31, 2017.

The customer also received an option under the Other Collaboration Agreement for the manufacture of additional quantities of ETB molecules, which they exercised in November 2017. Molecular stands to receive an additional $250,000 under the Other Collaboration Agreement, upon delivery and acceptance of the additional quantities of ETB materials.

Grant Agreements

The Company receives funds from a state grant funding program, which is a conditional cost reimbursement grant and revenue is recognized as allowable costs are paid. In November 2011, Private Molecular was awarded a $10.6 million product development grant from CPRIT for its CD20-targeting ETB MT-3724. To date, Molecular has received $9.5 million in grant funds. The Company recognized approximately $1.0 million and $1.9 million in grant revenue under these awards during the years ended December 31, 2017 and 2016, respectively. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

NOTE 5—MARKETABLE SECURITIES AND FAIR VALUE

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

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2017	Level 1	Level 2	Level 3
Money market funds	$51,751	$51,751	$—	$—

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2016	Level 1	Level 2	Level 3
Money market funds	$796	$796	$—	$—

Refer to Note 12 – Stockholder’s Equity for a table that sets forth the Company’s financial liabilities at fair value on a recurring basis as of December 31, 2017 and 2016.  The Company determined the fair value of the liability associated with its 2017 Warrants to purchase in aggregate 377,273 shares of outstanding common stock using a Black-Scholes Model.

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2017 and 2016:

As of December 31, 2017 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$51,751	$—	$—	$51,751
Less cash equivalents	(51,751)	—	—	(51,751)
Total marketable securities	$—	$—	$—	$—

As of December 31, 2016 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$796	$—	$—	$796
Less cash equivalents	(796)	—	—	(796)
Total marketable securities	$—	$—	$—	$—

There were no realized gains or losses in years ending December 31, 2017 and 2016 .

As of December 31, 2017 and 2016, the fair value of the long-term debt, payable in installments through year ended 2019, approximated its carrying value of $3.5 million and $5.6 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$1,691	$488
Leasehold improvements	512	48
Furniture and fixtures	85	32
Computer and equipment	76	35
	2,364	603
Less: Accumulated depreciation	(412)	(269)
Total property and equipment, net	$1,952	$334

Depreciation expense was $155,000 and $65,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 7—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31,
	2017	2016
Accrued liabilities:
General and administrative	$374	$26
Clinical costs	702	409
Non-clinical research	435	2
Bridge note interest	—	201
Payroll related	1,149	553
Other accrued expenses	30	19
Total accrued liabilities	$2,690	$1,210

Deferred revenue was comprised of the following:

	December 31,
	2017	2016
Deferred revenue
Grant agreements	$1,673	$620
Collaboration agreements	1,092	1,250
Total deferred revenue	$2,765	$1,870

NOTE 8 — RELATED PARTY TRANSACTIONS

Convertible Notes

As of August 1, 2017 and December 31, 2016, the Company had received an aggregate of approximately $10.0 million and $7.3 million, respectively, from stockholders under secured convertible promissory notes (the “Notes”). All of the Notes issued in 2017 and 2016 had the same terms. The Notes were subordinate to the long-term debt due to Silicon Valley Bank (See Note 9. Borrowing Arrangements) and accrue interest at a rate of 5.0% per annum, which was due with all unpaid principal on the maturity date of September 7, 2017. In connection with the Merger, the holders of the Notes agreed to convert the Notes based on an agreed upon price of $3.36 per share and no Notes remain outstanding at December 31, 2017.  The principle of $10.0 million and accrued interest $486,900 was converted to 3,121,098 shares, which converted to 2,208,716 post-split shares in the merged entity. As a result, the Company recorded a loss on conversion of notes of $4.6 million during the year ended December 31, 2017, since the agreed upon price was below the fair value of the Notes at the time of the Merger.

Takeda Collaboration and Stock Purchase

In connection with the Takeda Stock Purchase Agreement described in Note 4. Research and Development Collaboration Agreements, Takeda became a related party, following the stock purchase. Refer to Note 4. Research and Development Collaboration Agreements for more details about the Takeda Collaboration Agreement and the Takeda Multi-Target Agreement. Refer to Note 12. Stockholders’ Equity, for more detail about the Takeda Stock Purchase Agreement. Michael Broxson, a director of the Company is the Vice President and Head of R&D Business Development for Takeda.

Concurrent Financing

Following the Concurrent Financing described in Note 12 below, Longitude Venture Partner III, L.P. (“Longitude”) and CDK Associates, L.L.C. (“CDK”) became related parties, with Longitude and CDK beneficially owning 15.3% and 5.55% of the Company, respectively, following investments of $20.0 million and $7.0 million, respectively. Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK. David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude. Furthermore, Kevin Lalande, a director of the Company is affiliated with Sante Health Ventures I, L.P. and Sante Heath Ventures Annex Fund, L.P., which are stockholders of the Company and were investors in the Concurrent Financing. Finally, Excel Venture Fund II, L.P., a stockholder of the Company beneficially owning greater than 5% of the Company invested approximately $333,000 in the Concurrent Financing.

Threshold Promissory Note

The Company received $4.0 million in the aggregate from Threshold during 2017 in the form on a promissory note that was settled as part of the Merger. Refer to Note 3. Merger with Private Molecular, for more details about the Threshold promissory note.

NOTE 9 — BORROWING ARRANGEMENTS

In April 2014, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that was subsequently amended in April 2015, to provide for (1) Growth Capital Advances to the Company of up to $6.0 million over three tranches based on corporate milestones (2) term loans of up to $6.0 million in the aggregate (“Growth Capital Loan”); (3) warrants to purchase 14,254 shares of the Company’s common stock at an exercise price of $3.07 per share under the amended loan and security agreement; and (4) a final fee of $345,000 due at the loan maturity date in addition to the principal and interest payments.

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

As of December 31, 2017, the Company has received $6 million in the aggregate from this loan and security agreement. The Company is required to repay the outstanding principal in 30 equal installments beginning November 1, 2016 and is due in full on April 30, 2019. Interest accrues at a rate of 1.19% above prime, or 5.44% per annum as of December 31, 2017.  Interest only payments were made monthly and beginning November 1, 2016, the Company paid the first of thirty consecutive equal monthly payments of principal plus interest.

The Company paid approximately $2.4 million in principal and $237,000 in interest during the year ended December 31, 2017 and $400,000 in principal and $220,000 in interest during the year ended December 31, 2016. The final fee of $345,000 is being accreted to interest expense over the life of the loan using the effective interest method. The Growth Capital Loan matures on April 30, 2019 and is secured by substantially all assets of the Company. The Company does not have any financial loan covenants related to the Growth Capital Loan.

As of December 31, 2017 and 2016, the Growth Capital Loan balance was $3.5 million and $5.6 million, respectively. As of December 31, 2017 and 2016, the Company was in compliance with the non-financial covenants of the Growth Capital Loan.

Subsequent to December 31, 2017, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP.  The Company intends to use the proceeds to pay off the existing arrangement with SVB.  Refer to Note 16 – Subsequent events.

Future required principal payments on the Growth Capital Loan were as follows as of December 31, 2017 (in thousands):

Year Ending December 31,
2018	$2,400
2019	1,145
Total	3,545
Debt discount and deferred finance costs	(67)
Total	$3,478

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under operating lease agreements covering the Company’s office facilities in Austin, Texas and Jersey City, New Jersey, respectively. Facilities expense under the operating leases was approximately $625,000 and $288,000 thousand for the years ended December 31, 2017 and 2016, respectively.

Future minimum payments due under the operating lease agreements at December 31, 2017 were as follows (in thousands):

Year Ending December 31,
2018	$1,003
2019	1,135
2020	1,048
2021	1,074
2022	1,096
Thereafter	486
Total	$5,842

The Company leases laboratory equipment under non-cancelable capital lease agreements. As of December 31, 2017 and 2016, laboratory equipment under capital leases included in property and equipment totaled approximately $162,000 and $136,000, respectively, net of accumulated amortization of approximately $75,000 and $44,000, respectively. Future minimum capital lease payments consisted of the following at December 31, 2017 (in thousands):

Year Ending December 31,
2018	$55
2019	33
2020	19
Total future minimum capital lease payments	107
Less amount representing interest	(8)
Total capital lease obligations	99
Current portion of lease obligations	(50)
Capital lease obligations, non-current portion	$49

Contingencies

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by or on behalf of the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers and directors in certain circumstances. The Company maintains product liability insurance and comprehensive general liability insurance, which may cover certain liabilities arising from its indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 11 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

The following is a summary of the Company’s redeemable convertible preferred stock at December 31, 2017 and 2016 (collectively, the “Preferred Stock”) (in thousands):

			Shares Issued and Outstanding
	Par Value	Shares Authorized	December 31, 2017	December 31, 2016
Series A Preferred Stock	$0.001	2,500	—	2,500
Series B Preferred Stock	$0.001	2,273	—	2,273
Series C Preferred Stock	$0.001	4,392	—	4,343
Total		9,165	—	9,116

On August 1, 2017, the Company’s preferred stock was converted to common shares as a result of the Merger. The outstanding 9,116,405 shares of preferred stock, along with preferred dividends converted to 3,912,892, were converted to 13,029,297 shares of common stock.  These common shares were converted upon merger to 9,220,478 shares of the merged entity.  Refer to Footnote 3: Merger with Private Molecular, for further details on the Merger.

The following table presents changes in the preferred stock during the years ended December 31, 2017 and 2016 (in thousands):

	Series A Preferred	Series B Preferred	Series C Preferred	Total
Balance at December 31, 2015	$3,689	$5,174	$15,436	$24,299
Deemed dividends on preferred stock	200	306	1,066	1,572
Balance at December 31, 2016	$3,889	$5,480	$16,502	$25,871
Deemed dividends on preferred stock	119	178	661	958
Conversion to common stock in merger	(4,008)	(5,658)	(17,163)	(26,829)
Balance at December 31, 2017	$—	$—	$—	$—

NOTE 12—STOCKHOLDERS’ EQUITY

Equity Financings and Related Warrants

Concurrent Financing

On August 1, 2017, the Company entered into the a securities purchase agreement with Longitude and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) having an aggregate purchase price of $40.0 million (“PIPE Financing”), each such Unit consisting of (i) one (1) share (the “Shares”) of our common stock and (ii) a warrant (the “Warrants”) to purchase 0.5 shares of our common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March and June 2017. The purchase price per Unit was $6.9048. The Warrants will be exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At December 31, 2017, there were warrants outstanding under this agreement to purchase 2,896,532 share of common stock.  The warrants met the requirements for equity classification under ASC 815: Derivatives and Hedging, and the value of these warrants is included in additional paid-in capital on the balance sheet. The warrants are exercisable upon issuance and expire August 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

In December 2015, the Company entered into an agreement with Wedbush (“Wedbush Agreement”), which was subsequently amended in December of 2017, related to investment banking services. As part of the Wedbush Agreement, the Company issued warrants to purchase 57,930 shares of our common stock. The Warrants will be exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  The warrants met the requirements for equity classification under ASC 815: Derivatives and Hedging, and the value of these warrants is included in additional paid-in capital on the balance sheet. The warrants are exercisable upon issuance and expire December 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

Subsequent Financing

In connection with the execution of the Takeda Multi-Target Agreement, Threshold and Private Molecular entered into the Takeda Stock Purchase Agreement (“Concurrent Financing”). Pursuant to the Takeda Stock Purchase Agreement, following the consummation of the Merger and Private Placement, Takeda purchased 2,922,993 shares of the Company common stock, at a price per share of $6.8423, for an aggregate purchase price of $20 million.

Common Stock Warrant Liability Valuation

The Company accounts for certain of its common stock warrants as liabilities under guidance in ASC 480 that clarifies the determination of whether an instrument is classified as a liability or equity.

In 2014, 2015 and 2016, the Company issued to SVB warrants to purchase 14,254, 17,310, and 17,310 shares of our common stock, respectively, as part of the SVB loan and securities agreement, with an exercise price of $3.07 per share. Refer to Note 9: Borrowing Arrangements, for further detail about the SVP loan. The SVB warrants were converted into common stock as part of the Merger. Refer to Note 3: Merger with Private Molecular, for further detail about the Merger.

On August 1, 2017, as part of the Merger, the Company assumed the warrant liability of the predecessor Threshold, related to issued warrants to purchase 377,273 shares of our common stock, with an exercise price of $39.82 per share. Refer to Note 3: Merger with Private Molecular, for further detail about the Merger.

Due to change in control provisions outside of the Company’s control in these warrant agreements, the guidance requires the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as other income (expense) in the Company’s consolidated statements of operations.

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2015	34
Initial fair value of common stock warrants	18
Change in fair value of common stock warrants during 2016	(3)
Balance at December 31, 2016	49
Change in fair value through August 1, 2017	37
Conversion of 2014 warrants to common stock	(87)
Warrant liability related to Merger on August 1, 2017	1,120
Change in fair value during the five months ended December 31, 2017	(165)
Balance at December 31, 2017	$954

At December 31, 2017, the Company had warrants outstanding (“2017 Warrants”) to purchase 377,273 shares of common stock, having an exercise price of $39.82 per share, that were previously issued by Threshold, and which were recorded by Molecular as a liability as part of the Merger transaction.

At December 31, 2016, the Company had warrants outstanding (“2014 Warrants”) to purchase 48,874 shares of preferred stock, having an exercise price of $3.07 per share, which were issued by Molecular as part of the loan and security agreement with Silicon Valley Bank (“SVB”). These warrants were converted into common stock at the closing of the Merger. Refer to Note 8, Borrowing Arrangements, for further details about the SVB loan and security agreement. Refer to Note 3 – Merger with Private Molecular. The fair value of these warrants on December 31, 2017 and 2016 was determined using a Black-Scholes model with the following key level 3 inputs:

	December 31, 2017	December 31, 2016
Risk-free interest rate	1.89%	1.20%
Expected life (in years)	2.13	2.25
Dividend yield	—	—
Volatility	103%	76%
Stock price at valuation date	$10.02	$3.07

During the year ended December 31, 2017 the change in fair value of $128,000 of noncash expense related to the warrants was recorded as Change in fair value of warrant liabilities in the Company’s consolidated statement of operations and comprehensive loss.

The following table sets forth the Company’s financial liabilities subject to fair value measurements as of December 31, 2017 and 2016 (in thousands):

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2017	Level 1	Level 2	Level 3
2017 warrants	$954	$—	$—	$954

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2016	Level 1	Level 2	Level 3
2014 warrants	$49	$—	$—	$49

NOTE 13—EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION

2009 Equity Incentive Plan

The 2009 Stock Plan (the “2009 Plan”) provides for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees, directors and consultants of the Company.  In August 2017, the Company assumed the 2009 Stock Plan as part of the Merger. The maximum number of shares of common stock that may be issued over the term of the 2009 Plan may not exceed 1,452,268 shares. The Company has reserved a sufficient number of shares of common stock to permit exercise of options in accordance with the terms of the 2009 Plan. The form of the options to be granted under the 2009 Plan will be determined by the Company’s Board of Directors at the time of grant. Options generally vest according to a five-year vesting schedule, with 20% of the shares vesting on the one-year anniversary and equal monthly vesting installments thereafter. As of December 31, 2017, options to purchase 101,667 shares of common stock were available for future grants under the 2009 Plan.

2014 Equity Incentive Plan

The terms of the 2014 Equity Incentive Plan (“2014 Plan”) provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2014 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2014 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. As of December 31, 2017, options to purchase 637,029 shares of common stock were available for future grants under the 2014 Plan.

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

2004 Employee Stock Purchase Plan

On January 1, 2017 and 2016 an additional 9,091 shares were authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. The 2004 Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2017, employees had purchased 2,868 shares of common stock under the 2004 Purchase Plan at an average purchase price of $2.80. At December 31, 2017, 18,917 shares were authorized and available for issuance under the 2004 Purchase Plan.  For the year ended December 31, 2016, employees had purchased 8,368 shares of common stock under the 2004 Purchase Plan at an average price of $2.75.

Threshold equity awards issued and outstanding at the time of the Merger pursuant to the 2004 Plan and the 2014 Plan remain issued and outstanding. However, for accounting purposes, Threshold equity awards are assumed to have been exchanged for equity awards of Private Molecular, the accounting acquirer.

The following table summarizes information about stock option activity assuming Threshold equity award plans were assumed by Private Molecular for years ended December 31, 2017 and 2016:

	Outstanding	Weighted	Weighted	Aggregate
	Options	Average	Average Remaining	Intrinsic Value
	Number of	Exercise	Contractual	as of 12/31/2017
	Shares	Price	Term	(in millions)
Balances, December 31, 2015	922,628	$0.89	6.6	$0.90
Options granted	31,845	1.85
Options exercised	(1,513)	1.64
Options canceled	(11,276)	1.10
Balances, December 31, 2016	941,684	$0.92	5.7	$0.90
Options assumed in merger (1)	963,681	33.62
Options granted	1,116,627	8.30
Options exercised	(17,473)	3.66
Options canceled	(235,808)	35.48
Balances, December 31, 2017	2,768,711	$12.07	5.6	$11.00

Vested and expected to vest December 31, 2017	2,768,711	$12.07	5.6	$11.00
Exercisable at December 31, 2017	1,634,268	$14.76	2.8	$8.90

(1)	Private Molecular, as an accounting acquirer assumed stock options covering an aggregate of 963,681 shares of common stock.

At December 31, 2017, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42–0.71	480,949	2.14	$0.55	480,949	$0.55
$1.27–1.27	400,412	5.60	$1.27	393,560	$1.27
$1.85–6.05	328,929	4.76	$5.26	212,849	$5.60
$7.14–9.40	1,022,197	9.69	$8.64	10,686	$7.99
$14.30–42.57	277,168	1.53	$24.49	277,168	$24.49
$45.65–85.25	259,056	1.50	$59.00	259,056	$59.00
$0.42–85.25	2,768,711	5.62	$12.07	1,634,268	$14.76

The total intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 were $78,000 and $0, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $61,000 and $2,000 for the years ended December 31, 2017 and 2016, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

Stock-based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Under this guidance, stock-based compensation cost is based on the recognition of the grant date fair value estimated in accordance with the provisions of ASC 815 over the service period, which is generally the vesting period.  The Company accounts for forfeitures as they occur. Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2017	2016
Stock-based compensation expense:
Research and development	$340	$0
General and administrative	1,452	109
	$1,792	$109

Employee Stock-based Compensation Expense

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.  The Company accounts for forfeitures as they occur. The fair value of employee stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Employee Stock Options
Risk-free interest rate	2.06%	1.25%
Expected life (in years)	6.07	5.00
Dividend yield	—	—
Volatility	110%	76%
Weighted-average fair value of stock options granted	$6.94	$1.31

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

The Company recognized $1.8 million and $0.1 million of stock-based compensation expense related to stock options granted under the Company’s equity compensation plans, for the years ended December 31, 2017 and 2016, respectively. Additionally, pursuant to the terms of the Merger Agreement, the participants in the 2014 Equity Incentive Plan received accelerated vesting for all or a portion of their pre-merger awards as well as a modification of the exercise period. The Company recorded $1.2 million in stock compensation associated with the transaction.

As of December 31, 2017, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity compensation plans was approximately $7.1 million. This cost will be recorded as compensation expense ratably over the remaining weighted average requisite service period of approximately 3.5 years.

NOTE 14—INCOME TAXES

The Tax Reform Act was enacted in December 2017.  The Tax Act significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.  The Tax Act reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets and liabilities at December 31, 2017 and recognized a $6.9 million tax expense that was offset by a change in valuation allowance.

The Tax Act provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”).  The Company currently has one foreign subsidiary that has not commenced operations.  As a result, the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts related to the remeasurement of the deferred tax balance. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.

For the years ended December 31, 2017 and 2016, the Company did not record an income tax provision due to net operating losses and the inability to record an income tax benefit.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2017	2016
U.S. federal taxes (benefit) at statutory rate	$(7,867)	$(3,750)
State federal income tax benefit	(21)	10
Permanent differences	87	105
Research and development credits	(237)	(339)
Change in valuation allowance due to operations	4,766	3,974
Acquisition-related permanent differences	2,281	—
Expiring state carryovers and other	991	—
Change in valuation allowance due to Tax Act	(6,863)	—
U.S. Statutory Rate Change due to Tax Act	6,863	—
Total	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforward	$13,797	$10,446
Research and development credits	5,060	$965
Deferred stock compensation	4,058	$8
Deferred revenue	581	636
Other	254	9
Total deferred tax assets	23,750	12,064

Total deferred tax liabilities
Depreciable and amortizable assets	(282)	(329)
R&D intangible assets	(5,591)	—
Total deferred tax liabilities	(5,873)	(329)
Less: Valuation allowance	(17,877)	(11,735)
Net deferred tax assets	$—	$—

At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $63.2 million and $7.6 million, respectively, available to offset future taxable income. The Company’s federal and state net operating loss carryforwards will begin to expire in 2021 and 2017, respectively, if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2017, the Company had federal research and development tax credits of approximately $1.1 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $4.9 million, which have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $4.8 million from continuing operations, and the remaining changes in valuation allowance relates to the acquired assets and tax rate changes.

The total amount of unrecognized benefits as of December 31, 2017 and 2016 was $1.1 million and $0, respectively.  The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows:

(in thousands)	2017	2016
Gross unrecognized tax benefits at January 1,	$—	$—
Gross increases (decreases) related to acquisitions	1,064	—
Gross increases (decreases) related to current year tax positions	79	—
Gross unrecognized tax benefits at December 31,	$1,143	$—

Included in the balance of unrecognized tax benefits as of December 31, 2017 is $79,000 that is expected to be recognized in the next twelve months and will not affect the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 15—EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Molecular Templates 401(k) Plan”). The Molecular Templates 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, (“Company Match”) in amounts determined at the discretion of the Company.  The matching funds become fully vested after three years of service, 25% in year one, 50% in year two, and 100% in year three. Contributions to the Molecular Templates 401(k) Plan by the Company were $0 and $43,000 for the years ended December 31, 2017 and 2016, respectively.

As part of the merger on August 1, 2017, the Company assumed Threshold Pharmaceuticals Inc. 401(k) plan, which had been setup to provide a retirement savings program for the former employees of the Threshold Pharmaceuticals, Inc. The 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code. As of December 31, 2017, the Company has not made any contributions to the 401(k) plan.

NOTE 16—SUBSEQUENT EVENTS

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (“the Credit Facility”). The Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Credit Facility and an additional $5.0 million term loan to be drawn six months following the effective date of the Credit Facility. The Company intends to use the proceeds from the Credit Facility to pay off the existing debt facility with Silicon Valley Bank. Borrowings under the Credit Facility are secured by all of the property and assets of the Company. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin will be

11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The first twenty four months are interest only. After the second anniversary of the closing date of the Credit Facility, the term loans will amortize at $200,000 per calendar quarter. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full.

In connection with the Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant will be exercisable for a period of seven years from the date of issuance at an exercise price of $9.5792, subject to certain adjustments as specified in the Warrant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

This Annual Report on Form 10-K does not contain management’s report on internal control over financial reporting due to the nature and timing of changes to our internal controls as a result of the Merger. Private Molecular was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, for all purposes, including reporting with the SEC, our financial statements for periods prior to the Merger reflect the historical results of Private Molecular, and not those of Threshold, and our financial statements for all subsequent periods reflect the results of the combined company.

Following the Merger, we were recapitalized from a private operating company into a public company during our fiscal year. Following the Merger, Threshold’s management was not retained, and its operations were substantially merged with our operations, which resulted in the elimination of previously existing controls of Threshold. Further, and as described below, the acquired operations of Threshold are insignificant to our 2017 financial statements. Since the Merger took place during the third quarter of our fiscal year, it was not practicable for us, as the accounting acquirer, to effectively and efficiently complete an assessment of our internal controls for the year in which the Merger was consummated. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Compliance and Disclosure Interpretations for Regulation S-K.

We also considered the following factors in reaching that conclusion:

•

Timing and Effects of Merger. The Merger closed during the third fiscal quarter, leaving us with significantly less time in 2017 to conduct an assessment of the Company’s internal control over financial reporting in the period between the consummation of the Merger and the date of management’s assessment of internal control over financial reporting as required by SEC rules.

•

Changes in Management. Immediately following the Merger, no employees of Threshold were retained by us. As such, our management was required to develop its own internal controls and processes as if we were a newly public company and without the benefit of prior Threshold management.

•	Integration of Internal Systems. Our management is only at the early stages of making a determination as to which compliance and control systems to integrate, if any.
•

Significance of Each Entity to the Combined Entity’s Financial Statements. Following the Merger closing, our primary focus has been to develop Private Molecular’s business as conducted immediately prior to the Merger. For the post-Merger period from the consummation of the Merger through December 31, 2017, expenses recognized related to Threshold’s legacy business comprised less than three percent (3%) of our post-Merger expenses.

Our management is currently assessing and implementing our internal controls over financial reporting. Our Annual Report on Form 10-K for the year ended December 31, 2018 will include a management’s report on internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As previously disclosed in the Form S-4/A Registration Statement (File No. 333-217993) relating to the Merger, in connection with the audits of Private Molecular’s consolidated financial statements for the years ended December 31, 2015 and 2016 and preparation of interim financial statements for the first quarter of 2017, Private Molecular and its independent registered public accounting firm identified a material weakness in Private Molecular’s internal control over financial reporting. This material weakness continues to be in place as of December 31, 2017. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, which has continued through December 31, 2017. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with GAAP.

Remediation of Material Weakness

We have begun our remediation plan, and have hired and intend to hire additional accounting and finance personnel. For example, in November 2017, we hired a new Chief Financial Officer and a Senior Vice President, Finance and Corporate Controller, each with extensive accounting and public company experience.  Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the non-routine transactions and the financial reporting process intended to remediate the identified material weakness.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2017 fiscal year pursuant to Regulation 14A for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2018 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	The following financial statements of the Company and the report of Ernst & Young LLP are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.
(3)	A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1^

Agreement and Plan of Merger and Reorganization, dated March 16, 2017, by and among the Company, Molecular Templates OpCo, Inc. and Trojan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017)

3.1

Amended and Restated Certificate of Incorporation of the Company, as subsequently amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 6, 2014)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 1, 2017)

3.3

Certificate of Amendment (Name Change) of Amended and Restated Certificate of Incorporation of the Company, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 7, 2017)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on September 30, 2016)

4.1

Form of Warrant issued pursuant to the Company’s prospectus supplement, dated February 11, 2015, and accompanying prospectus (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015)

4.2

Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 7, 2017).

4.3*	Form of Warrant issued to Wedbush Securities, dated December 1, 2017.

10.1+

2004 Amended and Restated Equity Incentive Plan of the Company, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 15, 2012)

10.2+	Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010)

10.3

Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Company on October 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on October 13, 2017.)

10.4	2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on October 13, 2017)

10.5+

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 7, 2017)

10.6+

Form of Notice of Grant of Stock Options and Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 (File No. 000-51136) to the Company’s Current Report on Form 8-K filed on March 17, 2006)

10.7*+	Form of Stock Option Grant Notice and Option Agreement for employees under the 2014 Equity Incentive Plan.

10.8*+	Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2014 Equity Incentive Plan.

10.9+

Amended and Restated Executive Employment Agreement, dated April 22, 2016, between Molecular Templates OpCo, Inc. and Eric E. Poma, Ph.D. (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-4/A, as filed with the SEC on May 15, 2017)

10.10+

Amended and Restated Executive Employment Agreement, dated April 22, 2016, between Molecular Templates OpCo, Inc. and Jason Kim (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4/A, as filed with the SEC on May 15, 2017)

10.11*+	Amended and Restated Executive Employment Agreement, dated November 3, 2017, by and between the Company and Adam D. Cutler.

10.12

Sales Agreement between the Company and Cowen and Company, LLC, dated November 2, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 2, 2015).

10.13

Form of Company Support Agreement by and between Molecular Templates OpCo, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.14

Form of Molecular Templates OpCo, Inc. Support Agreement by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.15

Form of Company Lock-Up Agreement by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017).

10.16

Form of Molecular Templates OpCo, Inc. Lock-Up Agreement by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979), filed on March 17, 2017)

10.17

Lease Agreement, dated as of October 1, 2016, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc., as amended on January 30, 2017 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017).

10.17.1*	Second Amendment to the Lease Agreement, dated October 1, 2016, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc., dated March 29, 2017.

10.17.2*	Third Amendment to the Lease Agreement, dated October 1, 2016, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc., dated June 27, 2017

10.18

Sublease, dated October 1, 2016, by and between Zimmer Holdings, Inc. and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017).

10.19

Lease, dated as of August 11, 2016, by and between Evergreen Shipping Agency (America) Corporation and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017).

10.20†

Research Collaboration and Option Agreement, dated as of October 31, 2016, by and between Takeda Pharmaceutical Company, Ltd. and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017).

10.21†

Non-Exclusive License Agreement, dated as of July 17, 2014, by and between the Henry M. Jackson Foundation for the Advancement of Military Medicine and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017).

10.22*+	Molecular Templates Amended and Restated 2009 Stock Plan, as amended through September 19, 2013

10.23*+	Molecular Templates 2009 Stock Plan Form of Option Agreement

10.24

Equity Commitment Letter Agreement, dated as of  March 16, 2017, among the Company, Molecular Templates OpCo, Inc., and Longitude Venture Partners III, L.P. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017)

10.25

Note Purchase Agreement, dated as of March 16, 2017, by and between the Company and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017)

10.26

Securities Purchase Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 7, 2017)

10.27

Registration Rights Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 7, 2017)

10.28

Amended and Restated Loan and Security Agreement, dated as of April 30, 2015, by and between Molecular Templates OpCo, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017)

10.29†

Multi-License Collaboration and License Agreement, dated as of June 23, 2017, by and between Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company, Ltd. and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on October 17, 2017)

10.30

Stock Purchase Agreement, dated as of June 23, 2017, by and among Molecular Templates OpCo, Inc., the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017)

10.31†

Cancer Research Grant Contract, dated as of November 7, 2012, by and between the Cancer Prevention & Research Institute of Texas and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of BDO USA, LLP

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	Filed herewith.

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

MOLECULAR TEMPLATES, INC.
March 30, 2018	By:	/s/ ERIC E. POMA, PH.D.
Eric E. Poma, Ph.D. Chief Executive Officer and Chief Scientific Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric E. Poma, Ph.D.	Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)	March 30, 2018
Eric E. Poma, Ph.D.

/s/ Adam Culter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2018
Adam Cutler

/s/ Harold E. Selick, Ph.D.	Director	March 30, 2018
Harold E. Selick, Ph.D.

/s/ Michael Broxson	Director	March 30, 2018
Michael Broxson

/s/ David R. Hoffmann	Director	March 30, 2018
David R. Hoffmann

/s/ David Hirsch	Director	March 30, 2018
David Hirsch

/s/ Kevin Lalande	Director	March 30, 2018
Kevin Lalande

/s/ Scott Morenstein	Director	March 30, 2018
Scott Morenstein