Form 10-Q
period 2018-03-31
Molecular Templates, Inc.
filed 2018-05-14
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On May 10, 2018, there were 27,060,603 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body, or ETB, product candidates; our ability to advance the development of our product candidates; our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance; our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB product candidates; our financial condition, including our ability to obtain the funding necessary to advance the development of our product candidates; the anticipated progress of our product candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results; our ability to generate data and conduct analyses to support the regulatory approval of our product candidates; our ability to establish and maintain intellectual property rights for our product candidates; whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies; our ability to discover and develop additional product candidates suitable for clinical testing; our ability to identify, in-license or otherwise acquire additional product candidates and development programs; our anticipated research and development activities and projected expenditures; our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license; our ability to have manufactured active pharmaceutical ingredient, or API, and drug product that meet required release and stability specifications; our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization; our ability to obtain licenses to any necessary third-party intellectual property; our ability to retain and hire necessary employees and appropriately staff our development programs; the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors”.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$49,275	$58,910
Prepaid expenses	1,477	1,485
Accounts receivable from related party	4,000	—
Other current assets	144	19
Total current assets	54,896	60,414
Property and equipment, net	4,294	1,952
In-process research and development	26,623	26,623
Other assets	1,402	1,402
Total assets	$87,215	$90,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,859	$2,517
Accrued liabilities	2,800	2,690
Current portion of long-term debt	—	2,400
Deferred revenue	6,350	2,765
Other current liabilities	98	70
Total current liabilities	12,107	10,442
Warrant liabilities	340	954
Long-term debt, net	2,999	1,078
Other liabilities	828	628
Total liabilities	16,274	13,102
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 27,060,035 shares at March 31, 2018 and 26,898,330 shares at December 31, 2017	27	27
Additional paid-in capital	144,044	141,733
Accumulated other comprehensive loss	—	—
Accumulated deficit	(73,130)	(64,471)
Total stockholders’ equity	70,941	77,289
Total liabilities and stockholders’ equity	$87,215	$90,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Research and development revenue	$231	$1,760
Grant revenue	251	125
Total revenue	482	1,885
Operating expenses:
Research and development	6,687	1,067
General and administrative	2,910	1,791
Total operating expenses	9,597	2,858
Loss from operations	9,115	973
Interest and other income, net	82	—
Interest expense	(295)	(223)
Change in fair value of warrant liabilities	614	1
Net loss	8,714	1,195
Deemed dividends on preferred stock	—	427
Net loss attributable to common shareholders	$8,714	$1,622
Net loss per share attributable to common shareholders:
Basic and diluted	$0.32	$7.56
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	26,989,693	214,641
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	—	—
Comprehensive loss	$8,714	$1,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$8,714	$1,195
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	18
Stock-based compensation expense	643	26
Amortization of debt discount and accretion related to long-term liabilities	63	38
Change in common stock warrant fair value	(615)	2
Accretion of asset retirement obligations	8	—
Loss on extinguishment of debt	115	—
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses	(58)	8
Accounts receivable from related party	(4,000)	(750)
Other current assets	(71)	—
Accounts payable	(355)	(139)
Accrued liabilities	110	473
Other current liabilities	34	—
Other liabilities	198	—
Deferred revenue	3,585	(1,135)
Net cash used in operating activities	(8,983)	(2,654)
Cash flows from investing activities:
Purchases of property and equipment	(1,719)	(8)
Increase in other assets	—	(188)
Net cash used in investing activities	(1,719)	(196)
Cash flows from financing activities:
Payments of capital lease obligations	(13)	(11)
Proceeds from issuance of long-term debt and warrants, net	4,537	—
Repayment of long-term debt	(3,605)	(600)
Proceeds from issuance of related party debt	—	2,685
Proceeds from stock option exercise	148	—
Proceeds from promissory note	—	2,000
Net cash provided by financing activities	1,067	4,074
Net increase (decrease) in cash and cash equivalents	(9,635)	1,224
Cash and cash equivalents, beginning of period	58,910	1,716
Cash and cash equivalents, end of period	$49,275	$2,940
Supplemental Cash Flow Information
Cash paid for interest	$51	$68
Non-Cash Investing and Financing Activities
Deemed dividends on preferred stock	$—	$428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Molecular Templates, Inc. (the “Company” or “Molecular”), is a clinical stage biopharmaceutical company formed in 2001, with a biologic therapeutic platform for the development of novel targeted therapeutics for cancer and other diseases, headquartered in Austin, Texas. The Company’s focus is on the research and development of therapeutic compounds for a variety of cancers. Molecular operates its business as a single segment, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Basis of Presentation

These unaudited interim condensed consolidated financial statements reflect the historical results of Private Molecular prior to the completion of the Merger, and do not include the historical results of the Company prior to the completion of the Merger. All share and per share disclosures have been adjusted to reflect the exchange of shares in the Merger, and the 11-for-1 reverse stock split of the common stock effected on August 1, 2017. Under U.S. GAAP, the Merger is treated as a “reverse merger” under the purchase method of accounting. For accounting purposes, Private Molecular is considered to have acquired Threshold. See Note 3, “Merger with Private Molecular”, for further details on the Merger and the U.S. GAAP accounting treatment.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and reflect the elimination of intercompany accounts and transactions.

Reclassifications

Certain amounts in prior year’s presentations have been reclassified to conform to the current presentation.  These classifications had no effect on previously reported net loss.

Significant Accounting Policies

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies disclosed in Note 1, Summary of significant accounting policies, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board’s (“FASB”) provisions of ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with available practical expedients. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as “previous guidance.”

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.

The Company identifies the goods or services promised within each collaboration agreement and assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. If a promised good or service is not distinct, an entity is required to combine that promised good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The allocation of the transaction price to the performance obligations in proportion to their standalone selling prices is determined at contract inception. If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if there is a significant benefit of financing. The Company assessed its collaboration agreements and concluded that no significant financing components were present.

If an arrangement contains customer options that allow the customer to acquire additional goods or services, including an exclusive license to the Company’s intellectual property, the goods and services underlying the customer options are evaluated to determine whether they are deemed to represent a material right. In determining whether the customer option has a material right, the Company assesses whether there is an option to acquire additional goods or services at a discount. If the customer option is determined not to represent a material right, the option is not considered to be performance obligations at the outset of the arrangement. If the customer option is determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until the option is exercised.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied over time, based on the use of an input method. Performance obligations may include research and development services to be performed by the Company on behalf of the collaboration partner. Revenue is recognized on research and development efforts as the services are performed and presented on a gross basis, since the Company is the principal.

Refer to Note 4,” Research and Development Agreements”, for further details about the impact of the adoption of ASC 606.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

The Company’s cash, cash equivalents are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Approximately 34% of total revenues for the three months ended March 31, 2018, were derived from Takeda. There was $4.0 million in accounts receivable due from Takeda at March 31, 2018 that was received in April 2018. See also Note 4, “Research and Development Agreements”, regarding the collaboration agreements with Takeda.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASC 606, which provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 on a modified retrospective basis through a cumulative adjustment to equity.  The impact of the adoption of the standard to prior period amounts is discussed below in Note 4, “Research and Development Agreements”.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires management to record right-to-use asset and lease liability on the statement of financial position for operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning on or after December 15, 2018 and the modified retrospective approach is required. The Company is in the process of evaluating the impact the adoption of this standard would have on its consolidated financial statements and disclosures and expects the new standard to significantly increase the reported assets and liabilities on its consolidated balance sheets.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted the standard in the first quarter of 2018 and it did not have a material impact to its consolidated financial statements.

In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act, or the Tax Act, which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)," which amended ASC 740 to incorporate the requirements of SAB 118. There were no changes in the provisional amounts recorded by the Company at December 31, 2017 related to the Tax Act.  The Company continues to evaluate the impact of the Tax Act.

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

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss attributable to common shareholders	$8,714	$1,622
Denominator:
Weighted average common shares outstanding - basic and diluted	26,989,693	214,641
Net loss per share:
Basic and diluted	$0.32	$7.56

The following outstanding warrants and options were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2018	2017
Shares issuable upon exercise of warrants	3,522	35
Shares issuable upon exercise of stock options	2,880	458

NOTE 3 — MERGER WITH PRIVATE MOLECULAR

On August 1, 2017, the Company, formerly known as Threshold, completed the Merger with Private Molecular, in accordance with the terms of the Merger Agreement. Immediately upon completion of the Merger, the former stockholders of Private Molecular held a majority of the voting interest of the combined company.

Also on August 1, 2017, in connection with, and prior to the completion of, the Merger, Threshold effected a Reverse Stock Split and changed its name from Threshold Pharmaceuticals, Inc. to Molecular Templates, Inc. Under the terms of the Merger, at the effective time of the Merger, the Company issued shares of its common stock to Private Molecular stockholders, at an exchange ratio of 7.7844 shares of common stock (the “Exchange Ratio”), after taking into account the Reverse Stock Split, in exchange for each share of Private Molecular common stock outstanding immediately prior to the Merger.   Immediately following the closing of the Merger on August 1, 2017, the former Threshold stockholders owned approximately 34.4% of the aggregate number of shares of common stock of the Company and the former Private Molecular stockholders owned approximately 65.6% of the shares of common stock of the Company, subject to adjustments in accordance with the merger agreement.

All Private Molecular stock options granted under the Private Molecular stock option plan (whether or not then exercisable) outstanding prior to the effective time of the Merger were exchanged for options to purchase the Company’s common stock. All outstanding and unexercised Private Molecular stock options assumed by the Company may be exercised solely for shares of the Company’s common stock. The number of shares of the Company’s common stock subject to each Private Molecular stock option assumed by the Company was determined by multiplying (a) the number of shares of Private Molecular common stock that were subject to such Private Molecular stock option, as in effect immediately prior to the effective time of the merger by (b) the Exchange Ratio and dividing by 11 (to account for the Reverse Stock Split); rounding the resulting number down to the nearest whole number of shares of the Company’s common stock. The per share exercise price for the Company’s common stock issuable upon exercise of each Private Molecular stock option assumed by the Company is determined by dividing (a) the per share exercise price of Private Molecular common stock subject to such Private Molecular stock option, as in effect immediately prior to the effective time of the merger, by (b) the Exchange Ratio, and multiplying by 11 (to account for the Reverse Stock Split); rounding the resulting exercise price up to the nearest whole cent. The exchange of the Private Molecular stock options for the Company’s stock options was treated as a modification of the awards.

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

4.	Represents the bridge loan as of the closing date of the Merger. As the receivable on Threshold’s balance sheet was settled as part of the merger, it is deemed to be a reduction in the purchase price.

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

The Company believes that the historical values of Threshold’s current assets and current liabilities approximate fair value based on the short-term nature of such items. The allocation of the purchase price is dependent on the valuation of the fair value of assets acquired and liabilities assumed. The Company does not expect any further revisions to the allocation of the purchase price.

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

Additionally, pursuant to the terms of the Merger Agreement, participants in the 2014 Equity Incentive Plan received accelerated vesting for all or a portion of their pre-merger awards as well as a modification of the exercise period. The Company recorded $1.2 million in stock compensation associated with the transaction. See Note 11, “Stock Based Compensation”, for further details about stock based compensation recorded.

NOTE 4 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenues disaggregated by location were as follows (in thousands):

	March 31, 2018	March 31, 2017
Japan	$163	$1,260
United States	68	500
Total Research and Development Revenue	$231	$1,760
(1)	Collaboration revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters.

Impact of Adoption of ASC 606

Effective January 1, 2018, the Company adopted ASC 606, which provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 on a modified retrospective basis through a cumulative adjustment to stockholders’ equity.

The cumulative effect of applying the new guidance of ASC 606 to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the Condensed Consolidated Balance Sheet as of January 1, 2018 (in thousands):

Balance Sheet	December 31, 2017	Effect of adoption of ASC 606 (1)	January 1, 2018
Assets
Other current assets	$19	$54	$73
Total assets	90,391	54	90,445
Stockholder's equity
Accumulated deficit	(64,471)	54	(64,417)
Total liabilities and stockholder's equity	$90,391	$54	$90,445
(1)	This impact represents the amount of revenue that would have been recognized and accounted for as unbilled revenue, during the year ended December 31, 2017.

The impact of adoption on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2018 was as follows (in thousands):

			Balance without
	As reported	Effect of adoption of	adoption of ASC 606
Statement of operations and comprehensive loss	March 31, 2018	ASC 606 (1)	March 31, 2018
Research and development revenue	$231	$(68)	$163
Total revenue	482	(68)	414
Net loss	$8,714	$68	$8,782
Net loss per share	$0.32	$0.01	$0.33
(1)

The adoption of ASC 606 resulted in additional revenues recognized in the first quarter of 2018. This impact represents the amount of aggregate revenue that would not have been recognized during the quarter ended March 31, 2018 under Previous Guidance.

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 was as follows (in thousands):

			Balance without
	As reported	Effect of adoption of	adoption of ASC 606
Statement of cash flows	March 31, 2018	ASC 606 (1)	March 31, 2018
Net loss	$8,714	$68	$8,782
Changes in operating assets and liabilities:
Other current assets	(71)	(68)	(3)
Net cash used in operating activities	$(8,983)	$—	$(8,983)
(1)	The adoption of ASC 606 resulted in a decrease of net loss and an increase in unbilled revenue that is included in other current assets.

Contract Assets and Liabilities

Changes in our contract assets and liabilities under Topic 606 were as follows (in thousands):

	March 31, 2018	December 31, 2017 (1)
Contract Assets
Unbilled revenue	$54	$—
Contract Liabilities
Deferred revenue	$4,929	$1,092

(1)

December 31, 2017 balances prior to the impact related to the modified retrospective adoption of ASC 606. During the three months ended March 31, 2018, the Company recorded $163,000 in research and development revenue that was previously included in deferred revenue at December 31, 2017.

The performance obligations are expected to be fulfilled, and revenue fully recognized through June 30, 2019. The aggregate amount of the contract price of the Company’s collaborative agreements, allocated to performance obligations not yet satisfied is $5.1 million.

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

Molecular has received payments of $2.0 million in technology access fees and cost reimbursement associated with the Company’s performance obligations under the agreement.

The Company determined that the promised goods and services under the Takeda Collaboration Agreement were the background IP license, as well as the research and development services. The Company determined that there was one performance obligation, since the background IP and manufacturing were not distinct from the research and development services. Revenues are recognized over the period that the research and development services occur.

The Company also concluded that, since the option for the exclusive license is deemed to be at fair value that the option does not provide the customer with a material right, and should be accounted for if and when the option is exercised.

During the three months ended March 31, 2018 and 2017, the Company recorded research and development revenue from Takeda of $11,000 and $1.3 million, respectively, under the Takeda Collaboration Agreement. This revenue is deemed to be revenue from a related party.

Takeda Multi-Target Agreement

In June 2017, Molecular entered into a Multi-Target Collaboration and License Agreement with Takeda (“Takeda Multi-Target Agreement”) in which Molecular will collaborate with Takeda to identify and generate ETBs, against two targets designated by Takeda. Takeda designated certain targets of interest as the focus of the research. Each party grants to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and Molecular agrees to work exclusively with Takeda with respect to the designated targets.

Under the Takeda Multi-Target Agreement, Takeda has an option during an option period to obtain an exclusive license under Molecular’s intellectual property to develop, manufacture, commercialize and otherwise exploit ETBs against the designated targets. The option period for each target ends three months after the completion of the evaluation of such designated target. Under the Takeda Multi-Target Agreement, both parties have the right to cancel the agreement, with a specified notice period.

Molecular received an upfront fee of $1.0 million and was entitled to receive an additional $2.0 million with the designation of each of the two targets. These two targets were designated in December 2017, and as of March 31, 2018, Molecular had a receivable of $4.0 million from Takeda.   Molecular may also receive an additional $25.0 million, in aggregate through the exercise of the option to license ETBs. Additionally, Molecular is entitled to receive up to approximately $547.0 million in additional milestone payments through preclinical and clinical development and commercialization. Molecular is also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions.  Finally, Molecular is entitled to receive up to $10.0 million in certain contingency fees.

The Takeda Multi-Target Agreement will expire on the expiration of the option period (within three months after the completion of the evaluation of each designated target) for the designated targets if Takeda does not exercise its options, or, following exercise of the option, on the later of the expiration of patent rights claiming the licensed ETB or ten years from first commercial sale of a licensed ETB. The Takeda Multi-Target Agreement may be sooner terminated by Takeda for convenience or upon a Molecular change of control, or by either party for an uncured material breach of the agreement.

The Company evaluated the contract termination clause and concluded that it was a non-substantive termination provision. As such, an initial contract term was defined as the length of the termination notice period, with a deemed renewal option to continue the research and development services over the remainder of the contract term as a material right.

The Company determined that the promised goods and services under the Takeda Multi-Target Agreement were the background IP license, the research and development services, and manufacturing during the initial contract period; and a renewal option to continue the research and development services. The Company determined that there were two performance obligation; research and development services, and the renewal options. Since the background IP and manufacturing were not distinct from the research and development services, they were deemed to be one performance obligation. Transaction consideration was allocated to each of the performance obligation using an estimate of the standalone selling price, and revenues are recognized over the period that the research and development services occur. The Company also concluded that, since the option for the exclusive license is deemed to be at fair value that the option does not provide the customer with a material right, and should be accounted for if and when the option is exercised.

In connection with the execution of the Takeda Multi-Target Agreement. Takeda also entered into a stock purchase agreement with the Company (“Takeda Stock Purchase Agreement”), pursuant to which Takeda purchased approximately $20.0 million of shares of the Company’s common stock following the reverse-merger in the third quarter of 2017. See Note 10, “Stockholders’ Equity” for further details. Since the Takeda Stock Purchase Agreement was dependent on contingent events, the Company determined that the transaction was constraint, and not a performance obligation under the Takeda Multi-Target Agreement. The Company accounted for the stock purchase agreement in August 2017, once the constraints were removed, and recorded the $20.0 million in equity upon the settlement of the stock purchase transaction.

During the three months ended March 31, 2018, the Company recorded $152,000 research and development revenue under the Multi-Target Takeda Agreement. During the three months ended March 31, 2017, the Company recorded no research and development revenue under the Multi-Target Takeda Agreement, since the agreement had not been entered into.

Other Collaboration Agreements

In September 2016, Private Molecular entered into a collaboration agreement with an undisclosed pharmaceutical company (“Other Collaboration Agreement”) to generate ETBs, for evaluation for consideration of $500,000. Under the terms of the Other Collaboration Agreement, Molecular was responsible for providing to the customer (i) new ETBs generated using the customer’s materials and (ii) ETB study molecules for testing and evaluation.

The customer also received an option under the Other Collaboration Agreement for the manufacture of additional quantities of ETB molecules, for additional consideration of $250,000, upon delivery and acceptance of the additional materials.

The Company determined that at the inception of the agreement, the promised goods and services under the Other Collaboration Agreement were, the research and development services, and manufacturing. The Company determined that there was one performance obligation, since the manufacturing was not distinct from the research and development services. Revenues are recognized over the period that the research and development services occur using an input method to measure progress towards satisfaction of the performance obligation. The option for additional ETB molecules was determined to be at fair value and was accounted for once the option was exercised.

The option for additional materials was exercised in November 2017, and revenues are recognized over the period that the research and development services occur.

During the three months ended March 31, 2018 and 2017, the Company recorded $68,000 and $500,000 in research and development revenue under the Other Collaboration Agreement, respectively.

Grant Agreements

The Company receives funds from a state grant funding program, which is a conditional cost reimbursement grant and revenue is recognized as allowable costs are paid. In November 2011, Private Molecular was awarded a $10.6 million product development grant from the Cancer Prevention Research Institute of Texas (“CPRIT”) for its CD20-targeting ETB MT-3724. To date, Molecular has received $9.5 million in grant funds.

The Company recognized $251,000 and $125,000 in grant revenue under these awards during the three months ended March 31, 2018 and 2017, respectively. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

NOTE 5 — RELATED PARTY TRANSACTIONS

Takeda Collaboration and Stock Purchase

In connection with the Takeda Stock Purchase Agreement described in Note 4, “Research and Development Agreements”, Takeda became a related party, following the stock purchase. Refer to Note 4, “Research and Development Agreements” for more details about the Takeda Collaboration Agreement and the Takeda Multi-Target Agreement. Refer to Note 10, “Stockholders’ Equity”, for more detail about the Takeda Stock Purchase Agreement.

Concurrent Financing

Following the Concurrent Financing described in Note 10, “Stockholders’ Equity” below, Longitude Venture Partner III, L.P. (“Longitude”) and CDK Associates, L.L.C. (“CDK”) became related parties, with Longitude and CDK beneficially owning 15.3% and 4.99% of the Company, respectively, following investments of $20.0 million and $7.0 million, respectively. The ownership of CDK is subject to a 4.99% ownership blocker, pursuant to which shares of the Company’s common stock may not be issued pursuant to the warrant held by CDK to the extent such issuance would cause CDK to beneficially own more than 4.99% of the Company’s outstanding common stock. Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK. David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude. Furthermore, Kevin Lalande, a director of the Company is affiliated with Sante Health Ventures I, L.P. and Sante Heath Ventures Annex Fund, L.P., which are stockholders of the Company and were investors in the Concurrent Financing. Finally, Excel Venture Fund II, L.P., a stockholder of the Company beneficially owning greater than 5% of the Company invested approximately $333,000 in the Concurrent Financing.

NOTE 6 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The Company accounts for its marketable securities in accordance with ASC 820 “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

		Basis of Fair Value Measurements
	Fair Value as of March 31, 2018	Level 1	Level 2	Level 3
Money market funds	$48,830	$48,830	$—	$—

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
Money market funds	$51,751	$51,751	$—	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2018 and December 31, 2017 (in thousands):

As of March 31, 2018	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$48,830	$—	$—	$48,830
Less cash equivalents	(48,830)	—	—	(48,830)
Total marketable securities	$—	$—	$—	$—

As of December 31, 2017 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$51,751	$—	$—	$51,751
Less cash equivalents	(51,751)	—	—	(51,751)
Total marketable securities	$—	$—	$—	$—

There were no realized gains or losses in the three months ended March 31, 2018 and 2017, respectively.

The following is table sets forth the Company’s financial liabilities measured at fair value on a recurring basis as of the date indicated below:

		Basis of Fair Value Measurements
	Fair Value as of March 31, 2018	Level 1	Level 2	Level 3
2017 Warrants	340	—	—	340

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
2017 Warrants	954	—	—	954

The Company determined the fair value of the liability associated with its 2017 Warrants to purchase in aggregate 377,273 shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 10, “Stockholders’ Equity”.

As of March 31, 2018 and December 31, 2017, the fair value of the long-term debt, payable in installments through year ended 2022 and 2019, respectively, approximated its carrying value of $3.0 million and $3.5 million because it is carried at a market observable interest rate, which are considered Level 2.

NOTE 7 — BALANCE SHEET COMPONENTS

Accrued liabilities were comprised of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued liabilities:
General and administrative	$670	$374
Clinical costs	734	702
Non-clinical research	868	435
Payroll related	491	1,149
Other accrued expenses	37	30
Total accrued liabilities	$2,800	$2,690

Deferred revenue was comprised of the following:

	March 31,	December 31,
	2018	2017
Deferred revenue:
Grant agreements	$1,421	$1,673
Research and development agreements	4,929	1,092
Total deferred revenue	$6,350	$2,765

NOTE 8 — BORROWING ARRANGEMENTS

SVB Growth Capital Loan

In April 2014, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that was subsequently amended, to provide for (1) growth capital advances to the Company of up to $6.0 million over three tranches based on corporate milestones (2) term loans of up to $6.0 million in the aggregate (the “Growth Capital Loan”); (3) warrants to purchase 48,874 shares of the Company’s common stock at an exercise price of $3.07 per share under the amended loan and security agreement; and (4) a final fee of $375,000 due at the loan maturity date in addition to the principal and interest payments.

The Company drew down $0.8 million and $2.3 million in May and June 2015 and issued warrants to purchase 14,254 and 17,310 shares of the Company’s common stock at an exercise price of $3.07 per share under the second and amended loan and security agreement. The Company drew down $3.0 million in April 2016 and issued warrants to purchase 17,310 shares of the Company’s common stock at an exercise price of $3.07 per share under the second term loan. The warrants issued in the Loan Agreement became exercisable upon issuance and were converted into common stock upon the closing of the Merger.

As of December 31, 2017, the Company had received $6 million in the aggregate from the Growth Capital Loan. The Company was required to repay the outstanding principal in 30 equal installments beginning November 1, 2016 and was due in full on April 30, 2019. Interest accrued at a rate of 1.19% above prime, or 5.44% per annum as of December 31, 2017.  Interest only payments were made monthly and beginning November 1, 2016, the Company paid the first of thirty consecutive equal monthly payments of principal plus interest.

The Company paid down the Growth Capital Loan on February 27, 2018, from the proceeds of the Perceptive Credit Facility, discussed below. Until the termination of the Growth Capital Loan on February 27, 2018, the Company paid $3.2 million in principal, $375,000 in a final fee, and $42,000 in interest during the three months ended March 31, 2018 and $0.6 million in principal and $66,000 in interest in the three months ended March 31, 2017.

As of March 31, 2018 and December 31, 2017 the Growth Capital Loan principal balance was zero and $3.5 million, respectively. As of December 31, 2017, the Company was in compliance with the non-financial covenants of the Growth Capital Loan.

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility and an additional $5.0 million term loan to be drawn six months following the effective date of the Perceptive Credit Facility. The Company used a portion of the proceeds from the Perceptive Credit Facility to pay off the existing debt facility with SVB. Borrowings under the Perceptive Credit Facility are secured by all of the property and assets of the Company. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at March 31, 2018 was 12.96%. Payments for the first twenty-four months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full.

For the three months ended March 31, 2018, the Company recorded $59,000 of interest expense and $54,000 of amortization of debt discount in interest expense, related to the Perceptive Credit Facility.  For the three months ended March 31, 2017, the Company did not incur any interest expense related to the Perceptive Credit Facility, since the facility was not in place at that time.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant will be exercisable for a period of seven years from the date of issuance at an exercise price of $9.5792, subject to certain adjustments as specified in the Warrant. See Note 10, “Stockholders’ Equity” for further discussion of the warrant.

 As of March 31, 2018 and December 31, 2017 the Perceptive Credit Facility principal balance was $5.0 million and zero, respectively. As of March 31, 2018, the Company was in compliance with the non-financial covenants of the Perceptive Credit Facility.

Future required principal and final payments on the Perceptive Credit Facility were as follows as of March 31, 2018:

2018 (remaining)	$—
2019	—
2020	800
2021	800
2022	3,500
Total debt	5,100
Debt discount and deferred finance costs	(2,101)
Total debt, net	$2,999

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating lease agreements covering the Company’s office facilities in Austin, Texas and Jersey City, New Jersey, respectively. Facilities expense under the operating leases was approximately $340,000 and $77,000 three months ended March 31, 2018 and 2017, respectively.

Future minimum payments due under the operating lease agreements at March 31, 2018 were as follows (in thousands):

2018 (remaining)	$832
2019	1,135
2020	1,048
2021	1,074
2022	1,096
Thereafter	486
Total	$5,671

The Company leases laboratory equipment under non-cancelable capital lease agreements. As of March 31, 2018 and December 31, 2017, laboratory equipment under capital leases included in property and equipment totaled approximately $237,000 and $162,000, respectively, net of accumulated amortization of approximately $83,000 and $75,000, respectively. Future minimum capital lease payments consisted of the following at March 31, 2018 (in thousands):

2018 (remaining)	$41
2019	33
2020	19
Total future minimum capital lease payments	93
Less: amount representing interest	(7)
Total capital lease obligations	86
Current portion of lease obligations	(45)
Capital lease obligations, non-current portion	$41

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

NOTE 10 — STOCKHOLDERS’ EQUITY

Concurrent Financing

On August 1, 2017, the Company entered into the a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) accredited investors having an aggregate purchase price of $40.0 million, each such Unit consisting of (i) one (1) share (the “Shares”) of our common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of our common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March and June 2017. The purchase price per Unit was $6.9048. The Warrants will be exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At March 31, 2018, there were warrants outstanding under the Longitude Securities Purchase Agreement to purchase 2,896,532 shares of common stock.  The warrants met the requirements for equity classification under ASC 815, “Derivatives and Hedging” (ASC 815), and the value of these warrants is included in additional paid-in capital on the balance sheet. The Private Placement Warrants are exercisable upon issuance and expire August 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

In December 2015, the Company entered into an agreement (the “Wedbush Agreement”) with Wedbush Securities Inc., which was subsequently amended in December of 2017, related to their services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued to Wedbush Securities, Inc, warrants to purchase 57,930 shares of our common stock (the “Wedbush Warrants”). The Wedbush Warrants will be exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Wedbush Warrants.  At March 31, 2018, there were warrants outstanding under the Wedbush Agreement to purchase 57,930 shares of common stock. The warrants met the requirements for equity classification under ASC 815, and the value of these warrants is included in additional paid-in capital on the balance sheet. The Wedbush Warrants are exercisable upon issuance and expire December 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

The total warrants outstanding under this amended agreement are 2,954,462 and are listed in the summary table below under “2017 Private Placement Warrants”.

Subsequent Financing

In connection with the execution of the Takeda Multi-Target Agreement, Threshold and Private Molecular entered into the Takeda Stock Purchase Agreement. Pursuant to the Takeda Stock Purchase Agreement, following the consummation of the Merger and Private Placement, Takeda purchased 2,922,993 shares of the Company’s common stock, at a price per share of $6.84, for an aggregate purchase price of $20 million.

Common Stock Warrants

As of March 31, 2018, the Company had warrants outstanding to purchase 3.5 million shares of the Company’s stock.  The Company accounts for certain of its common stock warrants under guidance in ASC 480 that clarifies the determination of whether an instrument is classified as a liability or equity.  The following table summarizes the Company’s outstanding warrants as of March 31, 2018 and December 31, 2017 and the warrant activity during the three months ended March 31, 2018:

	Warrants Outstanding			Warrants Outstanding	Weighted Average
	December 31, 2017	Issued	Exercised	March 31, 2018	Exercise Price
2017 Warrants	377,273	—	—	377,273	$39.82
2017 Private Placement Warrants	2,954,462	—	—	2,954,462	$6.84
2018 Warrants	—	190,000	—	190,000	$9.58
	3,331,735	190,000	—	3,521,735

On August 1, 2017, as part of the Merger, the Company assumed the warrant liability of the predecessor Threshold, related to issued warrants to purchase 377,273 shares of our common stock (“2017 Warrants”), with an exercise price of $39.82 per share. Refer to Note 3, “Merger with Private Molecular”, for further detail about the Merger.

Due to change in control provisions outside of the Company’s control in the 2017 Warrants, the guidance requires the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as change in fair value of warrant liabilities in the Company’s consolidated statements of operations and comprehensive loss.

The following table is a reconciliation of the 2017 Warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2017	$954
Change in fair value during the three months ended March 31, 2018	(614)
Balance at March 31, 2018	$340

The fair value of the 2017 Warrants on March 31, 2018 and December 31, 2017 was determined using a Black-Scholes model with the following key level 3 inputs:

	March 31, 2018	December 31, 2017
Risk-free interest rate	2.27%	1.89%
Expected life (in years)	1.89	2.13
Dividend yield	—	—
Volatility	89%	103%
Stock price	$8.00	$10.02

During the three months ended March 31, 2018 the change in fair value of $614,000 of noncash income related to the 2017 Warrants was recorded as change in fair value of warrant liabilities in the Company’s consolidated statement of operations and comprehensive loss. Significant changes in the level 3 inputs of volatility, stock price and expected life, used in the fair value measurement of the 2017 Warrants in isolation could result in a material change in the fair value measurement.

On August 1, 2017, in conjunction with the Private Placement, the Company issued warrants to purchase 2,896,532 shares of the Company’s common stock with an exercise price of $6.84, the Private Placement Warrants as described above.  The Private Placement warrants are classified as equity and were valued at $16.3 million using the Black-Scholes model, and recorded in additional paid-in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 147%, risk free interest rate of 2.07%, and expected term of 7.0 years.

In December 2017 the Company issued warrants to purchase 57,930 shares of the Company’s common stock with an exercise price of $6.84, the Wedbush Warrants as described above.  The Wedbush Warrants are classified as equity and recorded in additional paid-in capital; and were valued at $0.4 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 108%, risk free interest rate of 2.33%, and expected term of 7.0 years.  The Wedbush Warrants together with the Private Placement Warrants are combined as “2017 Private Placement Warrants” in the table above.

On February 28, 2018, in connection with the Perceptive Credit Facility, the Company issued warrants to purchase 190,000 shares of the Company’s common stock with an exercise price of $9.58, the 2018 Warrants in the table above. The 2018 Warrants are exercisable for a period of seven years from the date of issuance, subject to certain adjustments as specified in the Warrants. The 2018 Warrants were classified as equity and recorded in additional paid-in capital; and were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 105%, risk free interest rate of 2.83%, and expected term of 7.0 years.  See Note 8, “Borrowing Arrangements”, for further detail about the Perceptive Credit Facility.

NOTE 11 — STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options granted under the 2009 Stock Plan, as amended (the “2009 Stock Plan”) and under the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Equity Incentive Plan”) and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation for the three months ended March 31, 2018 and 2017 were (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$180	$—
General and administrative	463	26
Total stock-based compensation	$643	$26

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Employee Stock Options:
Risk-free interest rate	2.68%	1.95%
Expected term (in years)	6.02	5.00
Dividend yield	—	—
Volatility	108%	76%
Weighted-average fair value of stock options granted	$8.85	$0.82

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $643,000 and $26,000 of stock-based compensation expense related to stock options under the Company’s equity incentive plans for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $9.2 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 3.4 years.

Equity Incentive Plans

The Company’s equity incentive plans include the 2009 Stock Plan and the 2014 Equity Incentive Plan. The Company does not intend to issue any shares under the 2009 Stock Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	2,768,711	$12.07	5.6	$11.0
Granted	297,750	$10.69	—	—
Exercised	(161,705)	$0.91	—	—
Forfeitures	(24,995)	$31.47	—	—
Outstanding at March 31, 2018	2,879,761	$12.38	6.2	$7.7
Exercisable at March 31, 2018	1,470,533	$15.89	2.9	$6.6

The total intrinsic value of stock options exercised during the three months ended March 31, 2018, was $1.6 million, as determined at the date of the option exercise. Cash received from stock option exercises was $148,000 for the three months ended March 31, 2018.  No stock options were exercised during the three months ended March 31, 2017.  The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Certain matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Item 1A of the Annual Report.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

You should read the following discussion and analysis of financial condition and results of operations together with Part I Item 1 “Financial Statements,” which includes our financial statements and related notes, elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage oncology company focused on the discovery and development of engineered toxin bodies, or ETBs, which are differentiated, targeted, biologic therapeutics for cancer. We believe ETBs offer a differentiated mechanism of action that may address some of the limitations associated with currently available cancer therapeutics. ETBs utilize a genetically engineered form of Shiga-like Toxin A subunit, or SLTA, a ribosome inactivating bacterial protein that can be targeted to specifically destroy cancer cells.

Recent Developments

On February 27, 2018, we entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility and an additional $5.0 million term loan to be drawn six months following the effective date of the Perceptive Credit Facility. We used a portion of the proceeds from the Perceptive Credit Facility to pay off the existing debt facility with Silicon Valley Bank. Borrowings under the Perceptive Credit Facility are secured by all of our property and assets. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at March 31, 2018 was 12.96%. Payments for the first twenty-four months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022.This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. We were in compliance with financials and non-financial covenants at March 31, 2018. We are required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full.  For the three months ended March 31, 2018, we recorded $59,000 of interest expense and $54,000 of amortization of debt discount in interest expense, related to the Perceptive Credit Facility. For the three months ended March 31, 2017, the Company did not incur any interest expense related to the Perceptive Credit Facility, since the facility was not in place at that time.

In connection with the Perceptive Credit Facility, on February 27, 2018, we issued Perceptive a warrant to purchase 190,000 shares of our common stock (the “Perceptive Warrant”). The Perceptive Warrant will be exercisable for a period of seven years from the date of issuance at an exercise price of $9.5792, subject to certain adjustments as specified in the warrant. Refer to Note 8, “Borrowing Arrangement” to the consolidated financial statement in this document for further details on the Credit Facility.

Business

We are a clinical-stage oncology company focused on the discovery and development of differentiated, targeted, biologic therapeutics for cancer. We utilize our proprietary biologic drug platform to design and generate ETBs, which we believe provides a differentiated mechanism of action that may be beneficial in patients resistant to currently available cancer therapeutics. ETBs use a genetically engineered version of the SLTA. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In our scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a cancer target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cancer cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

ETBs combine the specificity of an antibody with SLTA’s potent mechanism of cell destruction. Based on the disease setting, we have created ETBs that have reduced immunogenicity and are capable of delivering additional payloads into a target cell. Immunogenicity is the ability of a foreign substance to provoke an immune response in a host. ETBs have relatively predictable pharmacokinetic, or PK, and absorption, distribution, metabolism and excretion, or ADME, profiles and can be rapidly screened for desired activity in robust cell-based and animal-model assays. Because SLTA can induce internalization against non- and poorly-internalizing receptors, the universe of targets for ETBs should be substantially larger than that seen with antibody drug conjugates, or ADCs, which are not likely to be effective if the target does not readily internalize the ADC payload.

ETBs have a differentiated mechanism of cell-kill in cancer therapeutics (the inhibition of protein synthesis via ribosome destruction), and we have preclinical and clinical data demonstrating the utility of these molecules in chemotherapy-refractory cancers. ETBs have shown good safety data in multiple animal models as well as in our clinical studies to date. We believe the target specificity of ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profile provide opportunities for the clinical development of these agents to address multiple cancer types.

Our initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. We have developed ETBs for various targets, including CD20, CD38, HER2, and PD-L1. CD20 is central to B cell malignancies and is clinically validated as a target for the treatment of lymphomas and autoimmune disease. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers. Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in phase I study. The dose escalation portion of its first Phase I clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated in the quarter ended December 31, 2017. We anticipate initiating combination studies with MT-3724 and advancing one or more additional ETBs into clinical trials in 2018.  We anticipate filing IND applications for MT-4019 in the third quarter of 2018, for our HER2 ETB in the fourth quarter of 2018, and for our PD-L1 ETB in the first quarter of 2019.

We have built up multiple core competencies around the creation and development of ETBs. We developed the ETB technology in-house and continue to make iterative improvements in the scaffold and identify new uses of the technology. We also developed the proprietary process for manufacturing ETBs under Good Manufacturing Process, or GMP standards and continue to make improvements to its manufacturing processes.

We have conducted multiple GMP manufacturing runs with its lead compound and believes this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

We are a clinical-stage company and have not generated revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our ETB candidates. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2018 and 2017, we incurred net losses of $8.7 million and $1.2 million, respectively. As of March 31, 2018, we had an accumulated deficit of $73.1 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our lead ETB candidates through clinical trials, progress our pipeline ETB candidates from discovery through pre-clinical development, and seek regulatory approval and pursue commercialization of our ETB candidates. In addition, if we obtain regulatory approval for any of our ETB candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional technology to augment or enable development of future ETB candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Collaboration Agreements

Takeda Pharmaceuticals

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. Under the terms of the agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We are entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the agreement. As of March 31, 2018, we have received $2.0 million under the Takeda Collaboration Agreement.

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets. We will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. Each party grants to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and we agree to work exclusively with Takeda with respect to the designated targets. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. As of March 31, 2018, we have received $1.0 million under the Takeda Multi-Target Agreement.

In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. We received $4.0 million, in the aggregate, in April 2018, following the approval of the project plans for these two targets under the Takeda Multi-Target Agreement.

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

Under the Multi-Target Agreement, license fees and research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products could become due.  We may receive additional net milestone payments of $25.0 million in aggregate through the exercise of the option to license ETBs under the Takeda Multi-Target Agreement. Additionally, we are entitled to receive up to approximately $547.0 million in additional milestone payments through preclinical and clinical development and commercialization. We are also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions.  Finally, we are entitled to receive up to $10.0 million in certain contingency fees.

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

Financial Operations Overview

Revenue

Our revenue has consisted principally of research and development revenue and grant revenue.

Grant revenue relates to our Cancer Prevention Research Institute of Texas, or CPRIT grant for MT-3724. CPRIT grant funds are provided to us in advance as conditional cost reimbursement where revenue is recognized as allowable costs are paid. Amounts collected in excess of revenue recognized are recorded as deferred revenue. For the three months ended March 31, 2018 and 2017, we recognized $251,000 and $125,000 in CPRIT grant revenues related to the pre-clinical and clinical development of MT-3724.

Research and Development revenue primarily relates to our collaboration with Takeda.  We have an ongoing research collaboration with Takeda Pharmaceuticals related to the evaluation of our ETB technology that was initiated in the fourth quarter 2016. The Takeda Collaboration Agreement and Takeda Multi-Target Agreement provide for upfront technology access fees, milestone payments and reimbursement payments. Under ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our balance sheet. For the three months ended March 31, 2018, we recognized $231,000 in research and development revenue related to research collaboration agreements. For the three months ended March 31, 2017, we recognized $1.8 million in research and development revenue related to research collaboration agreements.

We have no products approved for sale. Other than the sources of revenue described above, we do not expect to receive any revenue from any ETB candidates that we develop, including MT-3724, MT-4019 and other pre-clinical ETB candidates, until we obtain regulatory approval and commercialize such products, or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such candidates.

Research and Development Expenses

Research and development expenses consist principally of:

•	salaries for research and development staff and related expenses, including stock-based compensation expenses;
•	costs for current good manufacturing practices, or cGMP, manufacturing of drug substances and drug products by contract manufacturers;
•	fees and other costs paid to clinical trials sites and clinical research organizations, or CROs, in connection with the performance of clinical trials and preclinical testing;
•	costs for consultants and contract research;
•	costs of laboratory supplies and small equipment, including maintenance; and
•	depreciation of long-lived assets.

For the three months ended March 31, 2018 and 2017, we incurred research and development costs of $6.7 million and $1.1 million, respectively. Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of patients in clinical trials and manufacture of drug materials for clinical trials.

We expect research and development expenses to increase as we advance the clinical development of MT-3724 and further advance the research and development of our pre-clinical ETB candidates, including MT-4019, and other earlier stage products. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;
•	the terms and timing of regulatory approvals; and
•	the ability to market, commercialize and achieve market acceptance for MT-3724, MT-4019 or any other ETB candidate that we may develop in the future.

Any of these variables with respect to the development of MT-3724, MT-4019 or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of MT-3724, MT-4019 or such other ETB candidates. For example, if the U.S. Food and Drug Administration (“FDA”), the European Medical Association (“EMA”), or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Other Income (Expense)

Other income (expense) mainly includes interest income earned on our cash balances held, and interest expense on our outstanding borrowings.

Change in fair value of warrant liability

Change in fair value of warrant liability relates to the change in fair value of our warrants categorized as liabilities.

Results of Operations

The table below summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Research and development revenue	$231	$1,760
Grant revenue	251	125
Total revenue	482	1,885
Research and development expenses	6,687	1,067
General and administrative expenses	2,910	1,791
Total operating expenses	9,597	2,858
Loss from operations	9,115	973
Interest and other income, net	82	—
Interest expense	(295)	(223)
Change in fair value of warrant liabilities	614	1
Net loss	$8,714	$1,195

Grant Revenue

Grant revenue increased $126,000 during the three months ended March 31, 2018 compared to three months ended March 31, 2017. The increase was primarily attributable to the CPRIT phase II program expenses increasing during the first quarter of 2018, and minimal activity in the first quarter of 2017 due to Phase I having been completed.

Research and Development Revenue

Research and development revenue decreased $1.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Research and development revenues for the three months ended March 31, 2018 were comprised of research and development revenues from our collaboration with Takeda of $163,000, and research and development revenues from our collaboration with an undisclosed pharmaceutical company of $68,000.

Research and development revenues for the three months ended March 31, 2017 were comprised of research and development revenues from our collaboration with Takeda of $1.3 million, and research and development revenues from our collaboration with an undisclosed pharmaceutical company of $0.5 million.

For more information about our collaboration agreements, please see Note 4, “Research and Development Agreements” to our unaudited condensed financial statements for the three months ended March 31, 2018, included in this Quarterly Report on form 10-Q.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands).

Research and development expenses by cost type:	Three Months Ended March 31,
	2018	2017
Employee compensation	$1,694	$382
Program costs	3,771	565
Laboratory costs	375	107
Other research and development costs	847	13
Total research and development expenses	$6,687	$1,067

Research and development costs increased $5.6 million during the three months ended March 31, 2018 as compared to the three months ended three months ended March 31, 2017. The increase was primarily due to costs related to increased outsourced program costs, along with increased payroll related costs due to increased headcount.

From a program perspective, all of our research and development expenses relate primarily to the discovery and development of ETBs.  The increase in outsourced program costs in the first quarter of 2018 compared to the same period in 2017 is primarily due to a $1.7 million increase in costs related to CD-38; a $0.6 million increase in costs related to MT-3724; and a $0.4 million increase in costs related to HER2.

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

General and Administrative

General and administrative expenses increased $1.1 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to increased costs associated with being a publicly traded company, along with increased payroll related costs due to increased headcount.

Interest Expense

Interest expense increased $72,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to the write off the of the remaining debt discount in the SVB Growth Capital Loan, as well as the increase in interest expense under the Perceptive Credit Facility.

Change in fair value of warrant liability

The change in fair value of warrant liability relate to the revised fair value of the 2016 warrants categorized as liabilities.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-3724, MT-4019 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We have incurred an accumulated deficit of $73.1 million through March 31, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our current research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into late 2019.

Our financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months. To date, we have financed our operations through private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaborators under our research evaluation agreements, as well as funding from governmental bodies and bank and bridge loans. Since 2009, we raised gross proceeds of $78.2 million from private placements of equity securities, including $40 million from the Private Placement in August 2017, $20 million from the Takeda Financing in August 2017. Since 2009, we have also received aggregate gross proceeds of $3.5 million from our collaborators, received $10.0 million in proceeds from related-party convertible promissory notes, received $6.0 million in proceeds from bank loan from Silicon Valley Bank (“SVB”); and assumed $15.2 million of cash balances of Threshold upon the closing of the Merger.

On February 27, 2018, we entered into the Perceptive Credit Facility, which allows for aggregate borrowings of up to $10.0 million, subject to our achievement of certain milestones. We drew down an aggregate of $5.0 million under the Perceptive Credit Facility through March 31, 2018. Payments for the first twenty-four months are interest only and are paid quarterly, commencing April 2018. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of

$200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022 . The loan matures on February 27, 2022 and is secured by substantially all our assets.

In November 2016, we received notice that we have been awarded a second CPRIT product development grant totaling $15.2 million to fund development of our CD38-targeting ETB MT-4019, and we are currently in the process of negotiating the terms of the contract with CPRIT.

In April 2014, we entered into a loan and security agreement with SVB that was subsequently amended in April 2015 (the “Growth Capital Loan”), and we borrowed an aggregate of $6.0 million under the Growth Capital Loan through March 31, 2018. We used the proceeds from the Perceptive Credit Facility to pay off the Growth Capital Loan on February 27, 2018. We paid $3.2 million in principal, $375,000 in a final fee, and $42,000 in interest during the three months ended March 31, 2018.

As of March 31, 2018, we had cash and cash equivalents of $49.3 million. As of December 31, 2017, we had cash and cash equivalents of $58.9 million.

Cash Flows

(in thousands)	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(8,983)	$(2,654)
Net cash used in investing activities	(1,719)	(196)
Net cash provided by financing activities	1,067	4,074
Net increase (decrease) in cash and cash equivalents	$(9,635)	$1,224

The increase in net cash used in operating activities to $9.0 million for the three months ended March 31, 2018 from $2.7 million for the three months ended March 31, 2017 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities to $1.7 million for the three months ended March 31, 2018 from $196,000 for the three months ended March 31, 2017 was primarily due to increased leasehold improvements and increased purchases of equipment related to our GMP manufacturing facility build-out in our Austin, Texas facility.

The decrease in net cash provided by financing activities to $1.1 million for the three months ended March 31, 2018 from $4.1 million for the three months ended March 31, 2017 was primarily due to the proceeds from issuance in related party debt of $2.6 million in 2017 and the proceeds from promissory note of $2.0 million in 2017, that did not reoccur this year.

Operating and Capital Expenditure Requirements

Other than for one year, we have not achieved profitability since our inception and had an accumulated deficit of $73.1 million as of March 31, 2018. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-3724, MT-4019, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	complete the ongoing Phase I expansion clinical trial of MT-3724, our lead ETB candidate;
•	support the ongoing Phase Ib and initiate Phase II clinical trials of MT-3724;
•	conduct the Phase I clinical trial of MT-4019, our second ETB candidate;
•	continue the research and development of our other ETB candidates, including completing pre-clinical studies and commencing clinical trials;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	complete the build-out of our in-house GMP manufacturing facility;

•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 30, 2018.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our unaudited condensed financial statements for the three months ended March 31, 2018, included in this Quarterly Report on Form 10-Q.

Contractual Commitments and Obligations

As of March 31, 2018, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness and Remediation of Material Weakness

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As previously disclosed in the Form S-4/A Registration Statement (File No. 333-217993) relating to the Merger, in connection with the audits of Private Molecular’s consolidated financial statements for the years ended December 31, 2015 and 2016 and preparation of interim financial statements for the first quarter of 2017, Private Molecular and its independent registered public accounting firm identified a material weakness in Private Molecular’s internal control over financial reporting. This material weakness continues to be in place as of March 31, 2018. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, which has continued through March 31, 2018. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with U.S. GAAP.

We have begun our remediation plan and have hired and intend to hire additional accounting and finance personnel. For example, in November 2017, we hired a new Chief Financial Officer and a Senior Vice President, Finance and Corporate Controller, each with extensive accounting and public company experience. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the non-routine transactions and the financial reporting process intended to remediate the identified material weakness.

Changes in internal controls over financial reporting.

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of The Nasdaq Capital Market.  If we are not able to maintain the requirements for listing on The Nasdaq Capital Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.  As of May 10, 2018, we had outstanding a total of approximately 27,060,603 shares of common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  The perception in the market that these sales may occur could also cause the trading price of our common stock to decline.  As of May 10, 2018, we had outstanding a total of approximately 27,060,603 shares of common stock.

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

As of March 31, 2018, our principal stockholders beneficially own, in the aggregate, approximately 64% of our outstanding shares of common stock.  As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  Within this group, Santé Health Ventures I, L.P. and its affiliates own approximately 32% of our shares, and Longitude Venture Partners III, L.P. and its affiliates and Millennium Pharmaceuticals, Inc. own approximately 15% and 10%, respectively.  This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $8.7 million for three months ended March 31, 2018.  As of March 31, 2018, we had an accumulated deficit of $73.1 million.

As of March 31, 2018, we had cash and cash equivalents of $49.3 million. In August 2017, we raised approximately $60 million though private placements of our common stock and warrants to purchase our common stock. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Prior to the Merger, Private Molecular had limited accounting and financial reporting personnel and other resources with which to address its internal control over financial reporting.  In connection with the audits of our consolidated financial statements for the years ended December 31, 2015 and 2016 and preparation of interim financial statements for the first quarter of 2017, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, which has continued through March 31, 2018. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with U.S. GAAP.  We have begun our remediation plan and have hired and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the non-routine transactions and the financial reporting process intended to remediate the identified material weakness.  There can be no assurance that these efforts will remediate the material weakness or avoid future weaknesses or deficiencies.  Any failure to remediate the material weakness and any future weaknesses or deficiencies or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Following the closing of the Merger, our management has been assessing the effectiveness of its disclosure controls and procedures and internal control over financial reporting and will be required to provide an annual report on internal control over financial reporting as of December 31, 2018.  If we are unable to remediate our material weakness, our management may not be able to conclude that its disclosure controls and procedures or internal control over financial reporting are effective, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price.  Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

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

We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.  If the use or misuse of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.  If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

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

The development and commercialization of new drug products is highly competitive.  We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-3724 and the other product candidates that we may seek to develop or commercialize in the future.  We are aware that the following companies have therapeutics marketed or in development that could compete with ETBs: Roche, Genentech, Bayer, Takeda, AbbVie, Celgene, Seattle Genetics, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, and F-Star.  Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than MT-3724 or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

As of March 31, 2018, we had 44 full-time employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company will hold its annual meeting of stockholders on May 31, 2018. Because the date of the annual meeting is more than 30 days from the date of the anniversary of the Company’s previous annual meeting, in accordance with Rule 14a-5(f) under the Exchange Act, the Company is informing stockholders of the change.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1

Credit Agreement and Guaranty, dated as of February 27, 2018, among the Molecular Templates OpCo, Inc., a Delaware corporation, as borrower, Molecular Templates, Inc., a Delaware corporation, as guarantor, Perceptive Credit Holdings II, LP, as Lender, and certain of Lender’s successors and assigns party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2018).

10.2

Warrant to Purchase Common Stock issued to Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2018).

10.3

Registration Rights Agreement, dated February 27, 2018, by and between Molecular Templates, Inc. and Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2018).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Molecular Templates, Inc.

Date: May 14, 2018	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)

Date: May 14, 2018	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer (Principal Financial and Accounting Officer)