Form 10-Q
period 2018-06-30
Molecular Templates, Inc.
filed 2018-08-09
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-32979

Molecular Templates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9301 Amberglen Blvd Suite 100 Austin, TX 78729 (Address of principal executive offices)	78729 (Zip Code)

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

On August 8, 2018, there were 27,065,198 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body, or ETB, product candidates;
•	the timing and our ability to advance the development of our product candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB product candidates;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our product candidates;
•	the anticipated progress of our product candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our product candidates;
•	our ability to establish and maintain intellectual property rights for our product candidates;
•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional product candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional product candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors”.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$41,647	$58,910
Prepaid expenses	1,653	1,485
Accounts receivable from related party	663	—
Other current assets	191	19
Total current assets	44,154	60,414
Property and equipment, net	7,237	1,952
In-process research and development	26,623	26,623
Other assets	1,402	1,402
Total assets	$79,416	$90,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,283	$2,517
Accrued liabilities	6,231	2,690
Current portion of long-term debt	—	2,400
Deferred revenue	5,658	2,765
Other current liabilities	104	70
Total current liabilities	13,276	10,442
Warrant liabilities	42	954
Long-term debt, net	3,063	1,078
Other liabilities	859	628
Total liabilities	17,240	13,102
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value, shares authorized: 150,000,000 shares at June 30, 2018 and December 31, 2017; issued and outstanding: 27,065,198 shares at June 30, 2018 and 26,898,330 shares at December 31, 2017	27	27
Additional paid-in capital	144,975	141,733
Accumulated other comprehensive loss	—	—
Accumulated deficit	(82,826)	(64,471)
Total stockholders’ equity	62,176	77,289
Total liabilities and stockholders’ equity	$79,416	$90,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development revenue	$944	$—	$1,175	$1,760
Grant revenue	423	42	674	167
Total revenue	1,367	42	1,849	1,927
Operating expenses:
Research and development	7,662	1,240	14,350	2,307
General and administrative	3,718	2,447	6,627	4,237
Total operating expenses	11,380	3,687	20,977	6,544
Loss from operations	10,013	3,645	19,128	4,617
Interest and other income, net	118	1	200	1
Interest expense	(98)	(422)	(393)	(645)
Change in fair value of warrant liabilities	298	2	912	3
Net loss	9,695	4,064	18,409	5,258
Deemed dividends on preferred stock	—	392	—	820
Net loss attributable to common shareholders	$9,695	$4,456	$18,409	$6,078
Net loss per share attributable to common shareholders:
Basic and diluted	$0.36	$20.76	$0.68	$28.32
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	27,062,440	214,641	27,026,263	214,641
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	—	—	—	—
Comprehensive loss	$9,695	$4,456	$18,409	$6,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$18,409	$5,258
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187	37
Stock-based compensation expense	1,565	52
Amortization of debt discount and accretion related to debt	127	270
Change in common stock warrant fair value	(912)	(3)
Accretion of asset retirement obligations	18	—
Capitalized interest	(125)	—
Loss on extinguishment of debt	115	—
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses	(236)	(27)
Accounts receivable from related party	(663)	(1,500)
Other current assets	(120)	—
Accounts payable	(1,935)	268
Accrued liabilities	3,128	1,468
Other current liabilities	53	—
Other liabilities	176	40
Deferred revenue	2,893	2,363
Net cash used in operating activities	(14,136)	(2,290)
Cash flows from investing activities:
Purchases of property and equipment	(4,190)	(20)
Increase in other assets	—	(260)
Net cash used in investing activities	(4,190)	(280)
Cash flows from financing activities:
Payments of capital lease obligations	(25)	(23)
Proceeds from issuance of long-term debt and warrants, net	4,537	—
Repayment of long-term debt	(3,605)	(1,200)
Proceeds from issuance of related party debt	—	2,685
Proceeds from stock option exercises	156	—
Proceeds from promissory note	—	4,000
Net cash provided by financing activities	1,063	5,462
Net increase (decrease) in cash and cash equivalents	(17,263)	2,892
Cash and cash equivalents, beginning of period	58,910	1,716
Cash and cash equivalents, end of period	$41,647	$4,608
Supplemental Cash Flow Information
Cash paid for interest	$284	$134
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable	$701	$39
Fixed asset additions in accrued expenses	$413	$4
Deemed dividends on preferred stock	$—	$820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Molecular Templates, Inc. (the “Company” or “Molecular”) is a clinical stage biopharmaceutical company formed in 2001, with a biologic therapeutic platform for the development of novel targeted therapeutics for cancer and other diseases, headquartered in Austin, Texas. The Company’s focus is on the research and development of therapeutic compounds for a variety of cancers. Molecular operates its business as a single segment, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”).

On August 1, 2017, the Company, formerly known as Threshold Pharmaceuticals, Inc. (Nasdaq: THLD) (“Threshold”), completed its business combination with the entity then known as Molecular Templates, Inc., a private Delaware Corporation (“Private Molecular”), in accordance with the terms of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of March 16, 2017, by and among Threshold, Trojan Merger Sub, Inc., a wholly owned subsidiary of Threshold (“Merger Sub”), and Private Molecular.  Pursuant to the Merger Agreement, Merger Sub merged with and into Private Molecular, with Private Molecular surviving as a wholly-owned subsidiary of Threshold (the “Merger”) and Private Molecular changed its name to “Molecular Templates OpCo, Inc.” Also on August 1, 2017, in connection with, and prior to the completion of the Merger, Threshold effected an 11-for-1 reverse stock split of its common stock (the “Reverse Stock Split”) and changed its name to “Molecular Templates, Inc.” Following the completion of the Merger, the business conducted by Private Molecular became primarily the business conducted by the Company as described in the paragraph above.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results.

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

Significant Accounting Policies

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2018, as compared to the significant accounting policies disclosed in Note 1, Summary of significant accounting policies, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Under collaboration agreements, the timing of revenue recognition and contract billings may differ, and result in contract assets and contract liabilities. Contract assets represent revenues recognized in excess of amounts billed under collaboration agreements and are transferred to accounts receivable when billed or billing rights become unconditional. Contract liabilities represent billings in excess of revenues recognized under collaboration agreements.

Refer to Note 4,” Research and Development Agreements”, for further details about the impact of the adoption of ASC 606.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

The Company’s cash and cash equivalents are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Approximately 68% and 59% of total revenues for the three and six months ended June 30, 2018, respectively, were derived from Takeda. There was $663,000 in accounts receivable due from Takeda at June 30, 2018, which is expected to be received in the third quarter of 2018. See also Note 4, “Research and Development Agreements”, regarding the collaboration agreements with Takeda.

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

In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)”, which amended ASC 740 to incorporate the requirements of SAB 118. There were no changes in the provisional amounts recorded by the Company at December 31, 2017 related to the Tax Act.  The Company continues to evaluate the impact of the Tax Act.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common shareholders	$9,695	$4,456	$18,409	$6,078
Denominator:
Weighted average common shares outstanding - basic and diluted	27,062,440	214,641	27,026,263	214,641
Net loss per share:
Basic and diluted	$0.36	$20.76	$0.68	$28.32

The following outstanding warrants and options were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	June 30,
	2018	2017
Shares issuable upon exercise of warrants	3,522	35
Shares issuable upon exercise of stock options	4,347	450

NOTE 3 — MERGER WITH PRIVATE MOLECULAR

On August 1, 2017, the Company, formerly known as Threshold, completed the Merger with Private Molecular, in accordance with the terms of the Merger Agreement. Immediately upon completion of the Merger, the former stockholders of Private Molecular held a majority of the voting interest of the combined company.

Also on August 1, 2017, in connection with, and prior to the completion of, the Merger, Threshold effected a Reverse Stock Split and changed its name from “Threshold Pharmaceuticals, Inc.” to “Molecular Templates, Inc.” Under the terms of the Merger, at the effective time of the Merger, the Company issued shares of its common stock to Private Molecular stockholders, at an exchange ratio of 7.7844 shares of common stock (the “Exchange Ratio”), after taking into account the Reverse Stock Split, in exchange for each share of Private Molecular common stock outstanding immediately prior to the Merger.   Immediately following the closing of the Merger on August 1, 2017, the former Threshold stockholders owned approximately 34.4% of the aggregate number of shares of common stock of the Company and the former Private Molecular stockholders owned approximately 65.6% of the shares of common stock of the Company, subject to adjustments in accordance with the Merger Agreement.

All Private Molecular stock options granted under the Private Molecular stock option plan (whether or not then exercisable) outstanding prior to the effective time of the Merger were exchanged for options to purchase the Company’s common stock. All outstanding and unexercised Private Molecular stock options assumed by the Company may be exercised solely for shares of the Company’s common stock. The number of shares of the Company’s common stock subject to each Private Molecular stock option assumed by the Company was determined by multiplying (a) the number of shares of Private Molecular common stock that were subject to such Private Molecular stock option, as in effect immediately prior to the effective time of the merger by (b) the Exchange Ratio and dividing by 11 (to account for the Reverse Stock Split); rounding the resulting number down to the nearest whole number of shares of the Company’s common stock. The per share exercise price for the Company’s common stock issuable upon exercise of each Private Molecular stock option assumed by the Company was determined by dividing (a) the per share exercise price of Private Molecular common stock subject to such Private Molecular stock option, as in effect immediately prior to the effective time of the Merger, by (b) the Exchange Ratio, and multiplying by 11 (to account for the Reverse Stock Split); rounding the resulting exercise price up to the nearest whole cent. The exchange of the Private Molecular stock options for the Company’s stock options was treated as a modification of the awards.

Threshold equity awards issued and outstanding at the time of the Merger remained issued and outstanding. However, for accounting purposes, Threshold equity awards will be assumed to have been exchanged for equity awards of Private Molecular, the accounting acquirer. As of August 1, 2017, Threshold had outstanding stock options to purchase 963,681 shares of common stock, of which stock options to purchase 963,681 shares were vested and exercisable at a weighted average exercise price of $33.62 per share, after giving effect to the Reverse Stock Split.

Allocation of Purchase Consideration

Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions.

The purchase price for Threshold on August 1, 2017, the closing date of the Merger, was calculated as follows (in thousands, except per share amounts):

	August 1, 2017
Number of shares of the combined company owned by Threshold stockholders	6,508	(1)
Multiplied by the price per share of Threshold common stock	$5.94	(2)
Purchase price before options	$38,658
Threshold options assumed	1,006	(3)
Settlement of preexisting bridge note with Threshold	(4,010)	(4)
Total purchase price	$35,654

(1)

Represents the number of shares of common stock of the combined company that Threshold stockholders owned as of the closing of the Merger pursuant to the Merger Agreement. As of August 1, 2017, there were 6,508,356 shares of Threshold common stock outstanding, adjusted for the 11-for-1 reverse stock split.

(2)

The fair value of Threshold common stock used in determining the purchase price was $5.94, which was derived from the $0.54 per share closing price of Threshold on August 1, 2017, the current price at the time of closing, adjusted for the 11-for-1 reverse stock split.

(3)

Because the Company is considered to be the acquirer for accounting purposes, the pre-Merger vested stock options granted by Threshold under Threshold’s 2014 Equity Incentive Plan are deemed to have been exchanged for equity awards of the Company and as such the portion of the acquisition date fair value of these equity awards attributable to pre-Merger service to Threshold were accounted for as a component of the consideration transferred.

(4)

Represents the bridge loan outstanding as of the closing date of the Merger. As the receivable on Threshold’s balance sheet was settled as part of the Merger, it is deemed to be a reduction in the purchase price.

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

The Company believes that the historical values of the Company’s current assets and current liabilities approximate fair value based on the short-term nature of such items. The allocation of the purchase price is dependent on the valuation of the fair value of assets acquired and liabilities assumed. The Company does not expect any further revisions to the allocation of the purchase price.

In-Process Research and Development

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

Transaction Costs

Transaction costs associated with the Merger of approximately $2.0 million were included in general and administrative expense in 2017.

Threshold Promissory Note

On March 24, 2017, the Company received $2.0 million from Threshold in the form of a promissory note at an interest rate of 1.0% per annum. The Company received an additional $2.0 million on June 1, 2017. The note was settled as part of the Merger.

Share Based Awards

The exchange of Private Molecular stock options for options to purchase Threshold common stock, as renamed Molecular, was accounted for as a modification of the awards because the legal exchange of the awards is considered a modification of Private Molecular stock options.  The modification of the stock options did not result in any incremental compensation expense as the modification did not increase the fair value of the stock options.

Additionally, pursuant to the terms of the Merger Agreement, participants in Threshold’s 2014 Equity Incentive Plan received accelerated vesting for all or a portion of their pre-Merger awards granted under such plan, as well as a modification of the exercise period. The Company recorded $1.2 million in stock-based compensation associated with the transaction.

NOTE 4 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters.  Research and Development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Japan	$932	$—	$1,095	$1,260
United States	12	—	80	500
Total Research and Development Revenue	$944	$—	$1,175	$1,760

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

Balance Sheet	December 31, 2017	Effect of adoption of ASC 606 (1)	January 1, 2018
Assets
Other current assets	$19	$54	$73
Total assets	90,391	54	90,445
Stockholders' equity
Accumulated deficit	(64,471)	54	(64,417)
Total liabilities and stockholders' equity	$90,391	$54	$90,445
(1)	This impact represents the amount of revenue that would have been recognized and accounted for as unbilled revenue, during the year ended December 31, 2017.

The impact of adoption on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2018 was as follows (in thousands):

			Balance without
	As reported	Effect of adoption of	adoption of ASC 606
Statement of operations and comprehensive loss	June 30, 2018	ASC 606 (1)	June 30, 2018
Research and development revenue	$944	$(11)	$933
Total revenue	1,367	(11)	1,356
Net loss	$9,695	$11	$9,706
Net loss per share	$0.36	$0.00	$0.36
(1)

The adoption of ASC 606 resulted in additional revenues recognized in the three months ended June 30, 2018. This impact represents the amount of aggregate revenue that would not have been recognized during the three months ended June 30, 2018 under Previous Guidance.

The impact of adoption on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2018 was as follows (in thousands):

			Balance without
	As reported	Effect of adoption of	adoption of ASC 606
Statement of operations and comprehensive loss	June 30, 2018	ASC 606 (1)	June 30, 2018
Research and development revenue	$1,175	$(79)	$1,096
Total revenue	1,849	(79)	1,770
Net loss	$18,409	$79	$18,488
Net loss per share	$0.68	$0.00	$0.68

(1)

The adoption of ASC 606 resulted in additional revenues recognized in the six months ended June 30, 2018. This impact represents the amount of aggregate revenue that would not have been recognized during the six months ended June 30, 2018 under Previous Guidance.

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 was as follows (in thousands):

			Balance without
	As reported	Effect of adoption of	adoption of ASC 606
Statement of cash flows	June 30, 2018	ASC 606 (1)	June 30, 2018
Net loss	$18,409	$79	$18,488
Changes in operating assets and liabilities:
Other current assets	(120)	(79)	(41)
Net cash used in operating activities	$(14,136)	$—	$(14,136)
(1)	The adoption of ASC 606 resulted in a decrease of net loss and an increase in unbilled revenue that is included in other current assets.

Contract Assets and Liabilities

Changes in the Company’s contract assets and liabilities under Topic 606 were as follows (in thousands):

	June 30, 2018	December 31, 2017 (1)
Contract Assets
Unbilled revenue	$133	$—
Contract Liabilities
Deferred revenue	$4,660	$1,092
(1)

December 31, 2017 balances prior to the impact related to the modified retrospective adoption of ASC 606. During the six months ended June 30, 2018, the Company recorded $432,000 in research and development revenue that was previously included in deferred revenue at December 31, 2017.

The performance obligations are expected to be fulfilled, and revenue fully recognized, through September 30, 2019. The aggregate amount of the contract price of the Company’s collaborative agreements allocated to performance obligations not yet satisfied is $5.2 million.

Related Party Collaboration Agreement - Takeda Pharmaceuticals, Inc.

Takeda Collaboration Agreement

In October 2016, Private Molecular entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda, to discover and develop CD38-targeting engineered toxin bodies (“ETBs”), which includes MT-4019 for evaluation by Takeda. Under the terms of the Takeda Collaboration Agreement, Molecular is responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary fully human antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. Private Molecular granted Takeda (1) a background intellectual property (“IP”) license during the term of the Takeda Collaboration Agreement, and (2) an exclusive option during the term of the Takeda Collaboration Agreement and for a period of thirty days thereafter, to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019.

The Company has received payments of $2.0 million in technology access fees and cost reimbursement associated with the Company’s performance obligations under the agreement.

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

During the three months ended June 30, 2018 and 2017, the Company recorded research and development revenue from Takeda of $81,000 and $0, respectively, under the Takeda Collaboration Agreement. During the six months ended June 30, 2018 and June 30, 2017, the Company recorded research and development revenue from Takeda of $92,000 and $1.3 million, respectively, under the Takeda Collaboration Agreement. This revenue is deemed to be revenue from a related party (as discussed further in Note 5 “Related Party Transactions”).

In connection with the Takeda Collaboration Agreement, Molecular entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018.  Under the Takeda Individual Project Agreement, Molecular is responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, Molecular will receive up to $1.1 million in compensation.  During the three months ended June 30, 2018, the Company recorded research and development revenue from Takeda of $663,000, under the Takeda Individual Project Agreement.

Takeda Multi-Target Agreement

In June 2017, Private Molecular entered into a Multi-Target Collaboration and License Agreement with Takeda (“Takeda Multi-Target Agreement”) in which Molecular agreed to collaborate with Takeda to identify and generate ETBs, against two targets designated by Takeda. Takeda designated certain targets of interest as the focus of the research. Each party granted to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and Private Molecular agreed to work exclusively with Takeda with respect to the designated targets.

Under the Takeda Multi-Target Agreement, Takeda has an option during an option period to obtain an exclusive license under the Company’s intellectual property to develop, manufacture, commercialize and otherwise exploit ETBs against the designated targets. The option period for each target ends three months after the completion of the evaluation of such designated target. Under the Takeda Multi-Target Agreement, both parties have the right to terminate the agreement, with a specified notice period.

The Company received an upfront fee of $1.0 million and was entitled to receive an additional $2.0 million with the designation of each of the two targets. These two targets were both designated in December 2017, and as of June 30, 2018, the Company has received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement. The Company may also receive an additional $25.0 million in aggregate through the exercise of the option to license ETBs. Additionally, the Company is entitled to receive up to approximately $547.0 million in additional milestone payments through preclinical and clinical development and commercialization. The Company is also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions. Finally, the Company is entitled to receive up to $10.0 million in certain contingency fees.

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

The Company determined that the promised goods and services under the Takeda Multi-Target Agreement were the background IP license, the research and development services, and manufacturing during the initial contract period; and a renewal option to continue the research and development services. The Company determined that there were two performance obligations; research and development services, and the renewal options. Since the background IP and manufacturing were not distinct from the research and development services, they were deemed to be one performance obligation. Transaction consideration was allocated to each of the performance obligation using an estimate of the standalone selling price, and revenues are recognized over the period that the research and development services occur. The Company also concluded that, since the option for the exclusive license is deemed to be at fair value that the option does not provide the customer with a material right, and should be accounted for if and when the option is exercised.

In connection with the execution of the Takeda Multi-Target Agreement, Takeda also entered into a stock purchase agreement with the Company (“Takeda Stock Purchase Agreement”), pursuant to which Takeda purchased approximately $20.0 million of shares of the Company’s common stock following the Merger. See Note 10, “Stockholders’ Equity” for further details. Since the Takeda Stock Purchase Agreement was dependent on contingent events, the Company determined that the transaction was constraint, and not a performance obligation under the Takeda Multi-Target Agreement. The Company accounted for the stock purchase agreement in August 2017, once the constraints were removed, and recorded the $20.0 million in equity upon the settlement of the stock purchase transaction.

During the three and six months ended June 30, 2018, the Company recorded $188,000 and $340,000, respectively, in research and development revenue under the Multi-Target Takeda Agreement. During the three and six months ended June 30, 2017, the Company recorded no research and development revenue under the Multi-Target Takeda Agreement, since the agreement had not been entered into.

Other Collaboration Agreements

In September 2016, Private Molecular entered into a collaboration agreement with an undisclosed pharmaceutical company (“Other Collaboration Agreement”) to generate ETBs, for evaluation for consideration of $500,000. Under the terms of the Other Collaboration Agreement, Private Molecular was responsible for providing to the customer (i) new ETBs generated using the customer’s materials and (ii) ETB study molecules for testing and evaluation.

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

During the three months ended June 30, 2018 and 2017, the Company recorded $12,000 and zero in research and development revenue under the Other Collaboration Agreement, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded $80,000 and $500,000 in research and development revenue under the Other Collaboration Agreement, respectively.

Grant Agreements

The Company receives funds from a state grant funding program, which is a conditional cost reimbursement grant, and revenue is recognized as allowable costs are paid. In November 2011, Private Molecular was awarded a $10.6 million product development grant from the Cancer Prevention Research Institute of Texas (“CPRIT”) for its CD20-targeting ETB MT-3724. To date, Private Molecular has received $9.5 million in grant funds.

During the three months ended June 30, 2018 and 2017, the Company recorded $423,000 and $42,000 in grant revenue under these awards, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded $674,000 and $167,000 in grant revenue under these awards, respectively. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

NOTE 5 — RELATED PARTY TRANSACTIONS

Takeda Collaboration and Stock Purchase

In connection with and immediately following the transactions consummated pursuant to the Takeda Stock Purchase Agreement described in Note 4, “Research and Development Agreements”, Takeda became a related party. Refer to Note 4, “Research and Development Agreements” for more details about the Takeda Collaboration Agreement and the Takeda Multi-Target Agreement. Refer to Note 10, “Stockholders’ Equity”, for more detail about the Takeda Stock Purchase Agreement.

Private Placement

Following the Private Placement described in Note 10, “Stockholders’ Equity” below, Longitude Venture Partner III, L.P. (“Longitude”) and CDK Associates, L.L.C. (“CDK”) became related parties, with Longitude and CDK beneficially owning 15.3% and

4.99% of the Company, respectively, following investments of $20.0 million and $7.0 million, respectively. The ownership of CDK is subject to a 4.99% ownership blocker, pursuant to which shares of the Company’s common stock may not be issued pursuant to the warrant held by CDK to the extent that the issuance of the common stock subject to such issuance would cause CDK to beneficially own more than 4.99% of the Company’s outstanding common stock. Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK. David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude. Furthermore, Kevin Lalande, a director of the Company is affiliated with Sante Health Ventures I, L.P. and Sante Heath Ventures Annex Fund, L.P., which are both stockholders of the Company and were investors in the Private Placement. Finally, Excel Venture Fund II, L.P., a stockholder of the Company beneficially owning greater than 5% of the Company, invested approximately $333,000 in the Private Placement.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Basis of Fair Value Measurements
	Fair Value as of June 30, 2018	Level 1	Level 2	Level 3
Money market funds	$40,293	$40,293	$—	$—

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
Money market funds	$51,751	$51,751	$—	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2018 and December 31, 2017 (in thousands):

As of June 30, 2018	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$40,293	$—	$—	$40,293
Less cash equivalents	(40,293)	—	—	(40,293)
Total marketable securities	$—	$—	$—	$—

As of December 31, 2017	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$51,751	$—	$—	$51,751
Less cash equivalents	(51,751)	—	—	(51,751)
Total marketable securities	$—	$—	$—	$—

There were no realized gains or losses in the three and six months ended June 30, 2018 and 2017, respectively.

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis as of the date indicated below:

		Basis of Fair Value Measurements
	Fair Value as of June 30, 2018	Level 1	Level 2	Level 3
2017 Warrants	42	—	—	42

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
2017 Warrants	954	—	—	954

The Company determined the fair value of the liability associated with its 2017 Warrants to purchase in aggregate 377,273 shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 10, “Stockholders’ Equity”.

As of June 30, 2018 and December 31, 2017, the fair value of the long-term debt, payable in installments through years ended 2022 and 2019, respectively, approximated its carrying value of $3.1 million and $3.5 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

NOTE 7 — BALANCE SHEET COMPONENTS

Accrued liabilities were comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued liabilities:
General and administrative	$1,792	$374
Clinical costs	1,028	702
Non-clinical research	2,548	435
Payroll related	838	1,149
Other accrued expenses	25	30
Total accrued liabilities	$6,231	$2,690

Deferred revenue was comprised of the following:

	June 30,	December 31,
	2018	2017
Deferred revenue:
Grant agreements	$998	$1,673
Research and development agreements	4,660	1,092
Total deferred revenue	$5,658	$2,765

NOTE 8 — BORROWING ARRANGEMENTS

SVB Growth Capital Loan

In April 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) that was subsequently amended, to provide for (1) growth capital advances to the Company of up to $6.0 million over three tranches based on corporate milestones; (2) term loans of up to $6.0 million in the aggregate (the “Growth Capital Loan”); (3) warrants to purchase 48,874 shares of the Company’s common stock at an exercise price of $3.07 per share; and (4) a final fee of $375,000 due at the loan maturity date in addition to the principal and interest payments.

The Company drew down $0.8 million and $2.3 million in May and June 2015, respectively, and issued warrants to purchase 14,254 and 17,310 shares of the Company’s common stock at an exercise price of $3.07 per share. The Company drew down $3.0 million in April 2016 and issued warrants to purchase 17,310 shares of the Company’s common stock at an exercise price of $3.07 per share. The warrants issued in the Loan Agreement became exercisable upon issuance and were converted into common stock upon the closing of the Merger.

As of December 31, 2017, the Company had received $6.0 million in the aggregate from the Growth Capital Loan. The Company was required to repay the outstanding principal in 30 equal installments beginning November 1, 2016 and was due in full on April 30, 2019. Interest accrued at a rate of 1.19% above prime, or 5.44% per annum, as of December 31, 2017.  Interest only payments were made monthly and beginning November 1, 2016, the Company paid the first of 30 consecutive equal monthly payments of principal plus interest.

The Company paid down the Growth Capital Loan on February 27, 2018, from the proceeds of the Perceptive Credit Facility, discussed below. Until the termination of the Growth Capital Loan on February 27, 2018, the Company paid $3.2 million in principal, $375,000 in a final fee, and $42,000 in interest during the six months ended June 30, 2018 and $0.6 million in principal and $66,000 in interest in the six months ended June 30, 2017.

As of June 30, 2018 and December 31, 2017, the Growth Capital Loan principal balance was zero and $3.5 million, respectively. As of December 31, 2017, the Company was in compliance with the non-financial covenants of the Growth Capital Loan.

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan to be drawn six months following the effective date of the Perceptive Credit Facility (as discussed above). The Company used a portion of the proceeds from the Perceptive Credit Facility to pay off the existing debt facility with SVB. Borrowings under the Perceptive Credit Facility are secured by all of the property and assets of the Company. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at June 30, 2018 was 13.31%. Payments for the first 24 months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full. The exit fee is being accreted to interest expense over the term of the Perceptive Credit Facility using the effective interest method.

For the three months ended June 30, 2018, the Company recorded $168,000 of interest expense and $59,000 of amortization of debt discount related to the Perceptive Credit Facility.  For the six months ended June 30, 2018, the Company recorded $228,000 of interest expense and $81,000 of amortization of debt discount related to the Perceptive Credit Facility. For the three and six months ended June 30, 2017, the Company did not incur any interest expense related to the Perceptive Credit Facility, since the facility was not in place at that time.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5792, subject to certain adjustments as specified in the Warrant. See Note 10, “Stockholders’ Equity” for further discussion of the warrant. The fair value of the warrant of $1.5 million was recorded as a debt discount, which is being amortized to interest expense over the term of the Perceptive Credit Facility using the effective interest method

As of June 30, 2018 and December 31, 2017 the Perceptive Credit Facility principal balance was $5.0 million and zero, respectively. As of June 30, 2018, the Company was in compliance with the non-financial covenants of the Perceptive Credit Facility.

Future required principal and final payments on the Perceptive Credit Facility were as follows as of June 30, 2018:

2018 (remaining)	$—
2019	—
2020	800
2021	800
2022	3,500
Total debt	5,100
Debt discount and deferred finance costs	(2,037)
Total debt, net	$3,063

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating lease agreements covering the Company’s office facilities in Austin, Texas and Jersey City, New Jersey. Facilities expense under the operating leases was approximately $304,000 and $115,000 for the three months ended June 30, 2018 and 2017, respectively, and $644,000 and $205,000 for the six months ended June 30, 2018 and 2017, respectively.

Future minimum payments due under the operating lease agreements at June 30, 2018 were as follows (in thousands):

2018 (remaining)	$571
2019	1,135
2020	1,048
2021	1,074
2022	1,096
Thereafter	486
Total	$5,410

The Company leases laboratory equipment under non-cancelable capital lease agreements. As of June 30, 2018 and December 31, 2017, laboratory equipment under capital leases included in property and equipment totaled approximately $237,000 and $162,000, respectively, net of accumulated amortization of approximately $92,000 and $75,000, respectively. Future minimum capital lease payments consisted of the following at June 30, 2018 (in thousands):

2018 (remaining)	$27
2019	33
2020	19
Total future minimum capital lease payments	79
Less: amount representing interest	(5)
Total capital lease obligations	74
Current portion of lease obligations	(39)
Capital lease obligations, non-current portion	$35

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

NOTE 10 — STOCKHOLDERS’ EQUITY

Private Placement

On August 1, 2017, the Company entered into the a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) accredited investors having an aggregate purchase price of $40.0 million, each such Unit consisting of (i) one (1) share (the “Shares”) of the Company’s common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of the Company’s common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March and June 2017. The purchase price per Unit was $6.9048. The Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At June 30, 2018, there were warrants outstanding under the Longitude Securities Purchase Agreement to purchase 2,896,532 shares of common stock.  At the time of issuance and as of June 30, 2018, the warrants met the requirements for equity classification under ASC 815, “Derivatives and Hedging” (ASC 815), and the value of these warrants is included in additional paid-in capital on the balance sheet. The Private Placement Warrants are exercisable upon issuance and expire August 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

In December 2015, the Company entered into an agreement (the “Wedbush Agreement”) with Wedbush Securities Inc. (“Wedbush”), which was subsequently amended in December of 2017, related to Wedbush’s services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued to Wedbush warrants to purchase 57,930 shares of the Company’s common stock (the “Wedbush Warrants”). The Wedbush Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Wedbush Warrants.  At June 30, 2018, there were warrants outstanding under the Wedbush Agreement to purchase 57,930 shares of common stock. The warrants met the requirements for equity classification under ASC 815, and the value of these warrants is included in additional paid-in capital on the balance sheet. The Wedbush Warrants are exercisable upon issuance and expire December 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

Subsequent Private Placement

In connection with the execution of the Takeda Multi-Target Agreement, Threshold and Private Molecular entered into the Takeda Stock Purchase Agreement. Pursuant to the Takeda Stock Purchase Agreement, following the consummation of the Merger and the Private Placement, Takeda purchased 2,922,993 shares of the Company’s common stock, at a price per share of $6.84, for an aggregate purchase price of $20.0 million.

Common Stock Warrants

As of June 30, 2018, the Company had warrants outstanding to purchase 3,521,735 shares of the Company’s common stock.  The Company accounts for certain of its common stock warrants under guidance in ASC 480 that clarifies the determination of whether an instrument is classified as a liability or equity.  The following table summarizes the Company’s outstanding warrants as of June 30, 2018 and December 31, 2017 and the warrant activity during the six months ended June 30, 2018:

	Warrants Outstanding			Warrants Outstanding	Weighted Average
	December 31, 2017	Issued	Exercised	June 30, 2018	Exercise Price
2017 Warrants	377,273	—	—	377,273	$39.82
2017 Private Placement Warrants	2,954,462	—	—	2,954,462	$6.84
2018 Warrants	—	190,000	—	190,000	$9.58
	3,331,735	190,000	—	3,521,735

On August 1, 2017, as part of the Merger, the Company assumed the warrant liability of the predecessor Threshold, related to warrants to purchase 377,273 shares of the Company’s common stock (“2017 Warrants”), with an exercise price of $39.82 per share. Refer to Note 3, “Merger with Private Molecular”, for further detail about the Merger.

Due to change in control provisions outside of the Company’s control in the 2017 Warrants, the guidance requires the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as change in fair value of warrant liabilities in the Company’s consolidated statements of operations and comprehensive loss.

The following table is a reconciliation of the 2017 Warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2017	$954
Change in fair value during the six months ended June 30, 2018	(912)
Balance at June 30, 2018	$42

The fair value of the 2017 Warrants on June 30, 2018 and December 31, 2017 was determined using a Black-Scholes model with the following key level 3 inputs:

	June 30, 2018	December 31, 2017
Risk-free interest rate	2.52%	1.89%
Expected life (in years)	1.64	2.13
Dividend yield	—	—
Volatility	78%	103%
Stock price	$5.23	$10.02

During the six months ended June 30, 2018, the change in fair value of $912,000 of noncash income related to the 2017 Warrants was recorded as change in fair value of warrant liabilities in the Company’s consolidated statement of operations and comprehensive loss. Significant changes in the level 3 inputs of volatility, stock price and expected life, used in the fair value measurement of the 2017 Warrants in isolation could result in a material change in the fair value measurement.

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

In December 2017, the Company issued warrants to purchase 57,930 shares of the Company’s common stock with an exercise price of $6.84, the Wedbush Warrants as described above.  The Wedbush Warrants are classified as equity and recorded in additional paid-in capital; and were valued at $0.4 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 108%, risk free interest rate of 2.33%, and expected term of 7.0 years.  The Wedbush Warrants together with the Private Placement Warrants are combined as “2017 Private Placement Warrants” in the table above.

On February 28, 2018, in connection with the Perceptive Credit Facility, the Company issued warrants to purchase 190,000 shares of the Company’s common stock with an exercise price of $9.58 (the “2018 Warrants”). The 2018 Warrants are exercisable for a period of seven years from the date of issuance, subject to certain adjustments as specified in the Warrants. The 2018 Warrants were classified as equity and recorded in additional paid-in capital; and were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 105%, risk free interest rate of 2.83%, and expected term of 7.0 years.  See Note 8, “Borrowing Arrangements”, for further detail about the Perceptive Credit Facility.

NOTE 11 — STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options granted under the 2009 Stock Plan, as amended (the “2009 Stock Plan”), the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Equity Incentive Plan”), the Company’s 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation for the three and six months ended June 30, 2018 and 2017 were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$316	$—	$496	$—
General and administrative	606	25	1,069	52
Total stock-based compensation	$922	$25	$1,565	$52

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017
Employee Stock Options:
Risk-free interest rate	2.81%	—	2.79%	1.95%
Expected term (in years)	6.03	—	6.03	5.00
Dividend yield	—	—	—	—
Volatility	107%	—	107%	76%
Weighted-average fair value of stock options granted	$5.20	$—	5.83	$0.82

(1)	There were no stock options granted during the three months ended June 30, 2017.

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock-based awards. To determine the expected stock price volatility for the Company’s stock-based awards, the Company utilized the historical volatility of the Company’s common stock. The fair value of all the Company’s stock-based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $922,000 and $1.6 million of stock-based compensation expense related to stock options under the Company’s equity incentive plans for the three and six months ended June 30, 2018, respectively, and $25,000 and $52,000 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $16.0 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 3.4 years.

Equity Incentive Plans

The Company’s equity incentive plans include the 2009 Stock Plan, the 2014 Equity Incentive Plan and the 2018 Equity Incentive Plan. No additional shares will be issued under the 2009 Stock Plan and the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	2,768,711	$12.07	5.6	$11.0
Granted	1,772,037	$7.06	—	—
Exercised	(166,868)	$0.93	—	—
Forfeitures	(26,732)	$30.07	—	—
Outstanding at June 30, 2018	4,347,148	$10.34	7.3	$3.2
Exercisable at June 30, 2018	1,496,349	$15.78	2.8	$3.2

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2018, was $30,000 and $1.6 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $8,000 and $156,000 for the three and six months ended June 30, 2018, respectively.  No stock options were exercised during the three and six months ended June 30, 2017.  The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. We have developed ETBs for various targets, including CD20, CD38, HER2, and PD-L1. CD20 is central to B cell malignancies and is clinically validated as a target for the treatment of lymphomas and autoimmune disease. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers. Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in phase I study. The dose escalation portion of its first Phase I clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated in the quarter ended December 31, 2017. In the second half of 2018 we anticipate initiating Phase II combination studies with MT-3724 as well as initiating a Phase II monotherapy study with MT-3724, which has the potential to be a pivotal study. We anticipate filing IND applications for MT-4019 in the third quarter of 2018, for our HER2 ETB in the first quarter of 2019, and for our PD-L1 ETB in the third quarter of 2019.

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

We are a clinical-stage company and have not generated revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our ETB candidates. Since inception, we have incurred significant operating losses. For the three months ended June 30, 2018 and 2017, we incurred net losses of $9.7 million and $4.5 million, respectively. For the six months ended June 30, 2018 and 2017, we incurred net losses of $18.4 million and $6.1 million, respectively. As of June 30, 2018, we had an accumulated deficit of $82.8 million.

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

Collaboration Agreements

Takeda Pharmaceuticals

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. Under the terms of the agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We are entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the agreement. As of June 30, 2018, we have received $2.0 million under the Takeda Collaboration Agreement.

In connection with the Takeda Collaboration Agreement, Molecular entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018.  Under the Takeda Individual Project Agreement, Molecular is responsible for performing certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, Molecular will receive up to $1.1 million in compensation. As of June 30, 2018, we have not received any compensation from the Takeda Initial Project Agreement.

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Pursuant to the Takeda Multi-Target Agreement, Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets and we will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. Each party granted to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and we agree to work exclusively with Takeda with respect to the designated targets. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. As of June 30, 2018, we have received $5.0 million under the Takeda Multi-Target Agreement.

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

Grant revenue relates to our Cancer Prevention Research Institute of Texas, or CPRIT grant for MT-3724. CPRIT grant funds are provided to us in advance as conditional cost reimbursement where revenue is recognized as allowable costs are paid. Amounts collected in excess of revenue recognized are recorded as deferred revenue. For the three months ended June 30, 2018 and 2017, we recognized $423,000 and $42,000, respectively, in CPRIT grant revenues related to the pre-clinical and clinical development of MT-3724. For the six months ended June 30, 2018 and 2017, we recognized $674,000 and $167,000, respectively, in CPRIT grant revenues related to the pre-clinical and clinical development of MT-3724.

Research and Development revenue primarily relates to our collaboration with Takeda.  We have an ongoing research collaboration with Takeda Pharmaceuticals related to the evaluation of our ETB technology that was initiated in the fourth quarter

2016. The Takeda Collaboration Agreement and Takeda Multi-Target Agreement provide for upfront technology access fees, milestone payments and reimbursement payments. Under ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our balance sheet. For the three months ended June 30, 2018 and 2017, we recognized $944,000 and zero, respectively, in research and development revenue related to research collaboration agreements. For the six months ended June 30, 2018 and 2017, we recognized $1.2 million and $1.8 million, respectively, in research and development revenue related to research collaboration agreements.

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

For the three months ended June 30, 2018 and 2017, we incurred research and development costs of $7.7 million and $1.2 million, respectively. For the six months ended June 30, 2018 and 2017, we incurred research and development costs of $14.4 million and $2.3 million, respectively. Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of patients in clinical trials and manufacture of drug materials for clinical trials.

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

Any of these variables with respect to the development of MT-3724, MT-4019 or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of MT-3724, MT-4019 or such other ETB candidates. For example, if the U.S. Food and Drug Administration, or the FDA, the European Medical Association or the EMA, or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Change in fair value of warrant liability

Change in fair value of warrant liability relates to the change in fair value of our warrants categorized as liabilities.

Results of Operations

The table below summarizes our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development revenue	$944	$—	$1,175	$1,760
Grant revenue	423	42	674	167
Total revenue	1,367	42	1,849	1,927
Research and development expenses	7,662	1,240	14,350	2,307
General and administrative expenses	3,718	2,447	6,627	4,237
Total operating expenses	11,380	3,687	20,977	6,544
Loss from operations	10,013	3,645	19,128	4,617
Interest and other income, net	118	1	200	1
Interest expense	(98)	(422)	(393)	(645)
Change in fair value of warrant liabilities	298	2	912	3
Net loss	$9,695	$4,064	$18,409	$5,258

Research and Development Revenue

Research and development revenue increased $944,000 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Research and development revenues for the three months ended June 30, 2018 were mainly comprised of research and development revenues from our collaboration with Takeda of $932,000. There were no research and development revenues recognized for the three months ended June 30, 2017.

Research and development revenue decreased $585,000 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Research and development revenues for the six months ended June 30, 2018 were comprised of research and development revenues from our collaboration with Takeda of $1.1 million, and research and development revenues from our collaboration with an undisclosed pharmaceutical company of $79,000.  The decrease in research and development revenues from our collaboration with Takeda was primarily due to higher research and development revenues recognized under the Takeda Collaboration agreement during the six months ended June 30, 2017, as the project was substantially completed in 2017.  This decrease was partially offset by higher revenues during the six months ended June 30, 2018 related to the Takeda Multi-Target Agreement and the Takeda Individual Project Agreement.

For more information about our collaboration agreements, please see Note 4, “Research and Development Agreements” to our unaudited condensed financial statements for the three months ended June 30, 2018, included in this Quarterly Report on Form 10-Q.

Grant Revenue

Grant revenue increased $381,000 during the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The increase was primarily attributable to CPRIT phase II program expenses increasing during the second quarter of 2018, and minimal activity in the second quarter of 2017 due to Phase I having been completed.

Grant revenue increased $507,000 during the six months ended June 30, 2018 when compared to six months ended June 30, 2017. The increase was primarily attributable to CPRIT phase II program expenses increasing during the six months ended June 30, 2018, and minimal activity during the six months ended June 30, 2017 due to Phase I having been completed.

Research and Development Expenses

The table below summarizes our research and development expenses for the three and six months ended June 30, 2018 and 2017 (in thousands).

Research and development expenses by cost type:	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee compensation	$1,873	$415	$3,567	$796
Program costs	4,668	658	8,440	1,223
Laboratory costs	754	105	1,126	212
Other research and development costs	367	62	1,217	76
Total research and development expenses	$7,662	$1,240	$14,350	$2,307

Research and development expenses increased $6.5 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to costs related to increased outsourced program costs, along with increased payroll related costs due to increased headcount.

Our research and development expenses during the three months ended June 30, 2018 relate primarily to the discovery and development of ETBs.  From a program perspective, the increase in outsourced program costs during the three months ended June 30, 2018 compared to the same period in 2017 is primarily due to a $1.1 million increase in costs related to CD-38; a $697,000 increase in costs related to MT-3724; and a $1.1 million increase in costs related to HER2.

Research and development costs increased $12.0 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily due to costs related to increased outsourced program costs, along with increased payroll related costs due to increased headcount.

Our research and development expenses during the six months ended June 30, 2018 relate primarily to the discovery and development of ETBs.  From a program perspective, the increase in outsourced program costs during the six months ended June 30, 2018 compared to the same period in 2017 is primarily due to a $2.7 million increase in costs related to CD-38; a $1.3 million increase in costs related to MT-3724; and a $1.5 million increase in costs related to HER2.

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

General and Administrative Expenses

General and administrative expenses increased $1.3 million and $2.4 million during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, primarily due to increased costs associated with being a publicly traded company, along with increased payroll related costs due to increased headcount.

Interest Expense

Interest expense decreased $324,000 and $252,000 during the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, respectively, primarily due to the capitalization of interest costs related to our GMP manufacturing facility build-out in our Austin, Texas facility that was completed during the three months ended June 30, 2018.  In addition, we incurred interest expense associated with the bridge note payable with Threshold of $131,000 and $249,000 for the three and six months ended June 30, 2017, respectively.

Change in fair value of warrant liability

The change in fair value of warrant liabilities relate to the revised fair value of the 2016 warrants categorized as liabilities.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-3724, MT-4019 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We have incurred an accumulated deficit of $82.8 million through June 30, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our current research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into late 2019.

Our financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months. To date, we have financed our operations through private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaborators under our research evaluation agreements, as well as funding from governmental bodies and bank and bridge loans. Since 2009, we raised gross proceeds of $78.2 million from private placements of equity securities, including $40.0 million from the Private Placement in August 2017, and $20.0 million from the Takeda Financing in August 2017. Since 2009, we have also received aggregate gross proceeds of $3.5 million from our collaborators, received $10.0 million in proceeds from related-party convertible promissory notes, received $6.0 million in proceeds from bank loan from Silicon Valley Bank, or SVB; and assumed $15.2 million of cash balances of Threshold upon the closing of the Merger.

On February 27, 2018, we entered into the Perceptive Credit Facility, which allows for aggregate borrowings of up to $10.0 million, subject to our achievement of certain milestones. We drew down an aggregate of $5.0 million under the Perceptive Credit Facility through June 30, 2018. Payments for the first 24 months are interest only and are paid quarterly, commenced April 2018. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. The loan matures on February 27, 2022 and is secured by substantially all our assets.

In November 2016, we received notice that we have been awarded a second CPRIT product development grant totaling $15.2 million to fund development of our CD38-targeting ETB MT-4019, and we are currently in the process of negotiating the terms of the contract with CPRIT.

In April 2014, we entered into a loan and security agreement with SVB that was subsequently amended in April 2015 (the “Growth Capital Loan”), and we borrowed an aggregate of $6.0 million under the Growth Capital Loan through February 27, 2018. We used the proceeds from the Perceptive Credit Facility to pay off the Growth Capital Loan on February 27, 2018. We paid $3.2 million in principal, $375,000 in a final fee, and $42,000 in interest during the three months ended March 31, 2018.

As of June 30, 2018, we had cash and cash equivalents of $41.6 million. As of December 31, 2017, we had cash and cash equivalents of $58.9 million.

Cash Flows

(in thousands)	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(14,136)	$(2,290)
Net cash used in investing activities	(4,190)	(280)
Net cash provided by financing activities	1,063	5,462
Net increase (decrease) in cash and cash equivalents	$(17,263)	$2,892

The increase in net cash used in operating activities to $14.1 million for the six months ended June 30, 2018 from $2.3 million for the six months ended June 30, 2017 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities to $4.2 million for the six months ended June 30, 2018 from $280,000 for the six months ended June 30, 2017 was primarily due to increased leasehold improvements and increased purchases of equipment related to our GMP manufacturing facility build-out in our Austin, Texas facility.

The decrease in net cash provided by financing activities to $1.1 million for the six months ended June 30, 2018 from $5.5 million for the six months ended June 30, 2017 was primarily due to the proceeds from issuance of related party debt of $2.7 million in 2017 and the proceeds from a promissory note of $4.0 million in 2017, that did not reoccur in 2018.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $82.8 million as of June 30, 2018. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our unaudited condensed financial statements for the three and six months ended June 30, 2018, included in this Quarterly Report on Form 10-Q.

Contractual Commitments and Obligations

As of June 30, 2018, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of financial risks. The Company’s overall risk management program seeks to minimize potential adverse effects of these financial risks on its financial performance.

Credit Risk

The Company considers all of its material counterparties to be creditworthy. The Company considers the credit risk for each of its counterparties to be low and does not have a significant concentration of credit risk at any of its counterparties.

Liquidity Risk

The Company manages its liquidity risk by maintaining adequate cash reserves at banking facilities, and by continuously monitoring its cash forecasts, its actual cash flows and by matching the maturity profiles of financial assets and liabilities.

Market Risk

The Company is not subject to any significant foreign exchange risk and interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness and Remediation of Material Weakness

Our management responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As previously disclosed in our registration statement on Form S-4/A (File No. 333-217993) relating to the Merger, in connection with the audits of Private Molecular’s consolidated financial statements for the years ended December 31, 2015 and 2016 and preparation of interim financial statements for the three months ended March 31, 2017, Private Molecular and its independent registered public accounting firm identified a material weakness in Private Molecular’s internal control over financial reporting. This material weakness continues to be in place as of June 30, 2018. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, which has continued through June 30, 2018. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with U.S. GAAP.

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

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. If any of the possible adverse events described below actually occur, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In assessing these risks, you should refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

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

The market price of our common stock could be subject to significant fluctuations.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-3724 or other product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business and stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;

•	sales of our common stock by us or our stockholders in the future;
•	the trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to ETB therapeutics generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of The Nasdaq Capital Market.  If we are not able to maintain the requirements for listing on The Nasdaq Capital Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.  As of August 9, 2018, we had outstanding a total of approximately 27,065,198 shares of common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  The perception in the market that these sales may occur could also cause the trading price of our common stock to decline.  As of August 9, 2018, we had outstanding a total of approximately 27,065,198 shares of common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of Delaware law, where we are incorporated, our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	authorizing our board of directors to issue “blank check” preferred stock without any need for approval by stockholders;
•	providing for a classified board of directors with staggered three-year terms;
•	requiring supermajority stockholder votes to effect certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws;
•	eliminating the ability of stockholders to call special meetings of stockholders;
•	prohibiting stockholder action by written consent; and
•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, or the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and executive officers provide that:

•

We will indemnify our directors and executive officers for serving us in those capacities or for serving other related business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

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

We incur significant legal, accounting and other expenses that Private Molecular did not incur as a private company, including costs associated with public company reporting requirements.  We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as new implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market.  These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time consuming and costly.  For example, our management team includes certain individuals who were executive officers of Private Molecular prior to the Merger, some of whom have not previously managed and operated a public company.  These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations.  These rules and regulations also may make it difficult and expensive for us to obtain and maintain directors’ and officers’ liability insurance.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.  The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.  If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

As of June 30, 2018, our principal stockholders beneficially owned, in the aggregate, approximately 64% of our outstanding shares of common stock.  As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  Within this group, Santé Health Ventures I, L.P. and its affiliates own approximately 32% of our shares, and Longitude Venture Partners III, L.P. and its affiliates and Millennium Pharmaceuticals, Inc. own approximately 15% and 10% of our shares, respectively.  This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

As currently defined under Section 12b-2 of the Exchange Act of 1934, as amended, or the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Being a smaller reporting company, we are permitted to avail ourselves of the scaled disclosure requirements available to smaller reporting companies in this Quarterly Report on Form 10-Q. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $9.7 million and $18.4 million for three and six months ended June 30, 2018.  As of June 30, 2018, we had an accumulated deficit of $82.8 million.

As of June 30, 2018, we had cash and cash equivalents of $41.6 million. In August 2017, we raised approximately $60.0 million though private placements of our common stock and warrants to purchase our common stock. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

In general, under Section 382 of the Internal Revenue Code, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. The Merger resulted in an ownership change under Section 382 of the Code for us, and our pre-Merger NOL carryforwards and certain other tax attributes will be subject to limitation or elimination. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

We have a material weakness in our internal control over financial reporting.  If one or more material weaknesses persist and are not remediated or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

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

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, and such material weakness has continued through June 30, 2018. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with U.S. GAAP.  We have begun our remediation plan and have hired and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the non-routine transactions and the financial reporting process intended to remediate the identified material weakness.  There can be no assurance that these efforts will remediate the material weakness or avoid future weaknesses or deficiencies.  Any failure to remediate the material weakness and any future weaknesses or deficiencies or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Since the closing of the Merger, our management has been continuously assessing the effectiveness of our disclosure controls and procedures and internal control over financial reporting and will be required to provide an annual report on internal control over financial reporting as of December 31, 2018.  If we are unable to remediate our material weakness, our management may not be able to conclude that its disclosure controls and procedures or internal control over financial reporting are effective, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price.  Failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC. If we cannot favorably assess, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

We have never generated any revenue from product sales and may never become profitable.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. Future debt obligations may expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.

To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders.  Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring dividends.  For instance, our term loan facility with Perceptive Credit Holdings II, LP limits additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us.  We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans.  If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations.

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

Changes in interpretation or application of U.S. GAAP may adversely affect our operating results.

We prepare our financial statements to conform to U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

Risks Related to the Development of Our Product Candidates

Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain of our product candidates.

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

We may find it difficult or fail to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our ETB product candidates is essential to our success.  The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials.  For instance, our Phase I clinical trial of MT-3724 includes patients with non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s lymphoma in the United States is 74,680 new cases and approximately 19,910 deaths were attributable to non-Hodgkin’s B-cell lymphomas in 2018.  We may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials.  If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

Our ETB therapeutic approach is novel and negative public opinion and increased regulatory scrutiny of ETB -based therapies may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

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

Moreover, clinical data is often susceptible to varying interpretations and analyses.  We do not know whether any Phase I, Phase II, Phase III or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our drug candidates.

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we may forego or delay pursuit of opportunities with some programs or product candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities.  Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products.  We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets.  If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Although we have product liability insurance covering our clinical trials in the United States for up to $5.0 million per occurrence up to an aggregate limit of $5.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer.  We also will likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate.  If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products.  There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all.  We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage.  Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities.  An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use.  Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties.  Claims also could be asserted under state consumer protection acts.  Any product liability claim brought against us, with or without merit, could result in:

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

Our international activities, including clinical trials abroad, expose us to various risks, any number of which could harm our business.

We are subject to the risks inherent in engaging in business across national boundaries, due in part to our clinical trials abroad, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns; changes in or interpretations of local law, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP, regulations and corresponding foreign regulatory manufacturing requirements.  As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or marketing authorization application.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs.  For example, in March 2010, the Health Care and Education Reconciliation Act of 2010, which amended the Patient Protection and Affordable Care Act, or collectively the ACA, was passed.  The ACA was intended to substantially change the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The ACA, among other things, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

The current administration supports a repeal of the ACA and an Executive Order has been signed mandating that federal agencies try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others.  The Executive Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the States more flexibility and control to create a more free and open healthcare market.” At this time, the immediate impact of the Executive Order is not clear.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we will receive for any approved product.  Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.  We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our product candidates, may be.  In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

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
•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA, which requires manufacturers of drugs, devices, biologics and medical supplies to report annually to the U.S.  Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and NOL carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on our business. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of this reform on our stockholders is uncertain. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Patent term extensions under the Hatch-Waxman Act in the United States, and regulatory extensions in Japan and certain other countries, and under Supplementary Protection Certificates in Europe, may be available to extend the patent or market or data exclusivity terms of our product candidates depending on the timing and duration of the regulatory review process relative to patent term.  In addition, upon issuance in the United States, any patent term may be adjusted based on specified delays during patent prosecution caused by the applicant(s) or the United States Patent and Trademark Office, or the USPTO.  We will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long.  As a result, we may not be able to maintain exclusivity for our product candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations and prospects. If we do not have sufficient patent terms or regulatory exclusivity to protect our product candidates, our business and results of operations will be adversely affected.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties.  We are currently not aware of U.S. or foreign patents or pending patent applications owned by third parties that cover our ETB product candidates or therapeutic uses of those ETB product candidates.  In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications.  If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications.  In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications.  If any patents or patent applications cover our product candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our product candidates, including MT-3724, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

Data protection laws in Europe and around the world may restrict our activities and increase our costs.

Various statutes and rules in Europe and around the world regulate privacy and data protection which may affect our collection, use, storage, and transfer of information both abroad and in the United States. New laws and regulations are being enacted, so that this area remains in a state of flux. Monitoring and complying with these laws requires substantial financial resources. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, restrictions on further use of data, and/or liability under contractual warranties. In addition, changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us.

The European Union’s General Data Protection Regulation, or GDPR, took effect in May 2018 and requires us to meet new and more stringent requirements regarding the handling of personal data about EU residents. Failure to meet the GDPR requirements could result in penalties of up to 4% of worldwide revenue.

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

We completed the construction of our cGMP manufacturing facility during the second quarter of 2018 and we are developing the capability to manufacture product candidates for use in the conduct of our clinical trials. We may not be able to manufacture product candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for product candidates.  We may also fail to comply with cGMP requirements and standards which would not enable us to utilize the manufacturing facility to make clinical trial supply.  We plan to rely in part on third-party manufacturers, and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval.  We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale.

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

In addition to the Collaboration Agreement, we have multi-target research and development collaborations ongoing with Takeda and expect to seek to collaborate with other partners in the future. Even if we are successful in entering into one or more additional collaborations with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that any of these collaborations will be successful.  Collaborations may pose a number of risks, including the following:

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

Our estimates for the addressable patient population and our estimates for the prices we can charge for our product candidates may differ significantly from the actual market addressable by our product candidates.  For instance, our Phase I clinical trial of MT-3724 is focused on non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s B-cell lymphoma is 74,680 new cases and approximately 19,910 deaths were attributable to the disease in the United States in 2018, only a subset of which may benefit from treatment with MT-3724.  Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates.  These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect.  Further, new studies may change the estimated incidence or prevalence of these diseases.  The number of patients may turn out to be lower than expected.  Additionally, while we believe that the data in our Phase I clinical trials for MT-3724 are supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications.  Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The development and commercialization of new drug products is highly competitive.  We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-3724 and the other product candidates that we may seek to develop or commercialize in the future.  We are aware that companies including the following have therapeutics marketed or in development that could compete directly or indirectly with ETBs: Genentech, Bayer, Takeda, AbbVie, Celgene, Seattle Genetics, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, and F-Star.  Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than MT-3724 or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

As of June 30, 2018, we had 54 full-time employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Failure in our information technology and storage systems, including a cybersecurity breach, could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems.  We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information.  Our IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures.  Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems.  These events could lead to the unauthorized access, disclosure and use of non-public information including our intellectual property or proprietary business information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world.  As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect any such disruption or security breach, if at all.   If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy.  For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.  Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

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

Exhibit Number	Description

10.1	Molecular Templates, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2018.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Molecular Templates, Inc.

Date: August 9, 2018	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)

Date: August 9, 2018	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer (Principal Financial and Accounting Officer)