Form 10-Q
period 2018-09-30
Molecular Templates, Inc.
filed 2018-11-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On November 6, 2018, there were 36,496,116 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body, or ETB, product candidates;
•	the timing and our ability to advance the development of our product candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB product candidates;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our product candidates;
•	the anticipated progress of our product candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our product candidates;
•	our ability to establish and maintain intellectual property rights for our product candidates;
•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional product candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional product candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our ability to retain and hire necessary employees and appropriately staff our development programs; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors”.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$78,744	$58,910
Prepaid expenses	2,535	1,485
Accounts receivable from related party	31,163	—
Other current assets	4,385	19
Total current assets	116,827	60,414
Property and equipment, net	7,165	1,952
In-process research and development	26,623	26,623
Other assets	1,345	1,402
Total assets	$151,960	$90,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,630	$2,517
Accrued liabilities	6,595	2,690
Current portion of long-term debt	—	2,400
Deferred revenue	33,400	2,765
Other current liabilities	106	70
Total current liabilities	41,731	10,442
Warrant liabilities	38	954
Long-term debt, net	3,155	1,078
Other liabilities	844	628
Total liabilities	45,768	13,102
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value, shares authorized: 150,000,000 shares; issued and outstanding: 36,496,116 shares at September 30, 2018 and 26,898,330 shares at December 31, 2017	36	27
Additional paid-in capital	194,226	141,733
Accumulated other comprehensive loss	—	—
Accumulated deficit	(88,070)	(64,471)
Total stockholders’ equity	106,192	77,289
Total liabilities and stockholders’ equity	$151,960	$90,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development revenue	$2,031	$648	$3,206	$2,408
Grant revenue	4,721	—	5,395	167
Total revenue	6,752	648	8,601	2,575
Operating expenses:
Research and development	8,290	2,522	22,640	4,829
General and administrative	3,538	3,996	10,165	8,233
Total operating expenses	11,828	6,518	32,805	13,062
Loss from operations	5,076	5,870	24,204	10,487
Interest and other income, net	107	1	307	2
Interest expense	(279)	(107)	(672)	(752)
Change in fair value of warrant liabilities	4	(272)	916	(269)
Loss on conversion of notes	—	(4,719)	—	(4,719)
Net loss	5,244	10,967	23,653	16,225
Deemed dividends on preferred stock	—	(138)	—	(958)
Net loss attributable to common shareholders	$5,244	$11,105	$23,653	$17,183
Net loss per share attributable to common shareholders:
Basic and diluted	$0.19	$0.62	$0.87	$2.75
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	27,680,307	17,925,585	27,246,667	6,241,947
Other comprehensive loss:				`
Unrealized gain (loss) on available-for-sale securities	—	—	—	—
Comprehensive loss	$5,244	$11,105	$23,653	$17,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$23,653	$16,225
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	569	71
Stock-based compensation expense	2,762	1,430
Amortization of debt discount and accretion related to debt	219	282
Change in common stock warrant fair value	(916)	269
Accretion of asset retirement obligations	28	—
Capitalized interest	(125)	—
Loss on extinguishment of debt	115	4,719
Changes in operating assets and liabilities:
Prepaid expenses	(1,116)	(280)
Accounts receivable from related party	(31,163)	(38)
Other current assets	(4,313)	(57)
Other assets	57	—
Accounts payable	(906)	2,618
Accrued liabilities	3,733	(1,003)
Other current liabilities	49	145
Other liabilities	166	—
Deferred revenue	30,635	1,715
Net cash used in operating activities	(23,859)	(6,354)
Cash flows from investing activities:
Cash received from merger transaction	—	11,216
Purchases of property and equipment	(5,421)	(369)
Increase in other assets	—	(400)
Net cash used in investing activities	(5,421)	10,447
Cash flows from financing activities:
Payments of capital lease obligations	(36)	(35)
Proceeds from issuance of long-term debt and warrants, net	4,537	—
Repayment of long-term debt	(3,605)	(1,800)
Retirement of stock warrants	—	(208)
Proceeds from issuance of related party debt	—	2,685
Proceeds from stock option exercises	157	14
Proceeds from promissory note	—	4,000
Proceeds from issuance of common stock and warrants, net of offering expenses	48,061	57,716
Net cash provided by financing activities	49,114	62,372
Net increase (decrease) in cash and cash equivalents	19,834	66,465
Cash and cash equivalents, beginning of period	58,910	1,716
Cash and cash equivalents, end of period	$78,744	$68,181
Supplemental Cash Flow Information
Cash paid for interest	$286	$194
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable	$19	$274
Fixed asset additions in accrued expenses	$173	$—
Deemed dividends on preferred stock	$—	$958
Conversion of preferred stock	$—	$26,830
Conversion of related party debt	$—	$10,486
Capital lease additions to fixed assets	$—	$57

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

Significant Accounting Policies

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2018, as compared to the significant accounting policies disclosed in Note 1, Summary of significant accounting policies, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Approximately 28% and 35% of total revenues for the three and nine months ended September 30, 2018, respectively, were derived from Takeda. There was $31.2 million in accounts receivable due from Takeda at September 30, 2018, which was received in October 2018. See also Note 4, “Research and Development Agreements”, regarding the collaboration agreements with Takeda.

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

In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting”, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the impact that ASU 2018-07 will have on our condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common shareholders	$5,244	$11,105	$23,653	$17,183
Denominator:
Weighted average common shares outstanding - basic and diluted	27,680,307	17,925,585	27,246,667	6,241,947
Net loss per share attributable to common shareholders:
Basic and diluted	$0.19	$0.62	$0.87	$2.75

The following outstanding warrants and options were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares issuable upon exercise of warrants	3,522	3,274	3,522	3,274
Shares issuable upon exercise of stock options	4,201	1,870	4,201	1,870

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

NOTE 4 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters.  Research and Development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Japan	$1,914	$648	$3,009	$1,908
United States	117	—	197	500
Total Research and Development Revenue	$2,031	$648	$3,206	$2,408

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

The impact of adoption on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2018 was as follows (in thousands):

			Balance without
	As reported	Effect of adoption of	adoption of ASC 606
Statement of operations and comprehensive loss	September 30, 2018	ASC 606 (1)	September 30, 2018
Research and development revenue	$2,031	$133	$2,164
Total revenue	6,752	133	6,885
Net loss	$5,244	$133	$5,111
Net loss per share	$0.19	$0.00	$0.19
(1)

The adoption of ASC 606 resulted in a reduction in revenues recognized in the three months ended September 30, 2018. This impact represents the amount of aggregate revenue that would have been recognized during the three months ended September 30, 2018 under Previous Guidance.

The impact of adoption on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2018 was as follows (in thousands):

			Balance without
	As reported	Effect of adoption of	adoption of ASC 606
Statement of operations and comprehensive loss	September 30, 2018	ASC 606 (1)	September 30, 2018
Research and development revenue	$3,206	$54	$3,260
Total revenue	8,601	54	8,655
Net loss	$23,653	$54	$23,599
Net loss per share	$0.87	$0.00	$0.87

(1)

The adoption of ASC 606 resulted in a reduction in revenues recognized in the nine months ended September 30, 2018. This impact represents the amount of aggregate revenue that would have been recognized during the nine months ended September 30, 2018 under Previous Guidance.

The impact of adoption on the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 was as follows (in thousands):

			Balance without
	As reported	Effect of adoption of	adoption of ASC 606
Statement of cash flows	September 30, 2018	ASC 606 (1)	September 30, 2018
Net loss	$23,653	$54	$23,599
Changes in operating assets and liabilities:
Other current assets	(4,313)	(54)	(4,367)
Net cash used in operating activities	$(23,859)	$—	$(23,859)
(1)	The adoption of ASC 606 resulted in a decrease of net loss and an increase in unbilled revenue that is included in other current assets.

Contract Assets and Liabilities

Changes in the Company’s contract assets and liabilities under Topic 606 were as follows (in thousands):

	September 30, 2018	December 31, 2017 (1)
Contract Assets
Unbilled revenue	$—	$—
Contract Liabilities
Deferred revenue	$33,023	$1,092
(1)

December 31, 2017 balances prior to the impact related to the modified retrospective adoption of ASC 606. During the nine months ended September 30, 2018, the Company recorded $836,000 in research and development revenue that was previously included in deferred revenue at December 31, 2017. The main reason for the increase in deferred revenue during the nine months ended September 30, 2018, is the Takeda Development and License Agreement entered into during September 2018, and the increased consideration under the Takeda Individual Project Agreement.

The performance obligations are expected to be fulfilled, and revenue fully recognized, as services are rendered.  The aggregate amount of the contract price of the Company’s collaborative agreements allocated to performance obligations not yet satisfied is $33.6 million. During the three and nine months ended September 30, 2018, the Company recorded a cumulative catch-up adjustment to revenue of $180,000, respectively, related to a change in an estimate of the transaction price of the Takeda Individual Project Agreement.

As of September 30, 2018, the Company had receivables from customers of $31.4 million, and as of December 31, 2017, the Company had no receivables from customers.

Related Party Collaboration Agreement - Takeda Pharmaceuticals, Inc.

Takeda Collaboration Agreement

In October 2016, Private Molecular entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda (“Takeda”), to discover and develop CD38-targeting engineered toxin bodies (“ETBs”), which includes MT-4019 for evaluation by Takeda. Under the terms of the Takeda Collaboration Agreement, Molecular is responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary fully human antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. Private Molecular granted Takeda (1) a background intellectual property (“IP”) license during the term of the Takeda Collaboration Agreement, and (2) an exclusive option during the term of the Takeda Collaboration Agreement and for a period of thirty days thereafter, to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019.

The Company has received payments of $2.0 million in technology access fees and cost reimbursement associated with the Company’s performance obligations under the agreement.

The Company determined that the promised goods and services under the Takeda Collaboration Agreement were the background IP license, as well as the research and development services. The Company determined that there was one performance obligation, since the background IP and manufacturing were not distinct from the research and development services. Revenues are recognized over the period that the research and development services occur. The Company also concluded that, since the option for the exclusive license is deemed to be at fair value that the option does not provide the customer with a material right, and should be accounted for if and when the option is exercised. All research and development services were performed as of September 30, 2018.

During the three months ended September 30, 2018 and 2017, the Company recorded research and development revenue from Takeda of $0 and $648,000, respectively, under the Takeda Collaboration Agreement. During the nine months ended September 30, 2018 and September 30, 2017, the Company recorded research and development revenue from Takeda of $92,000 and $1.9 million, respectively, under the Takeda Collaboration Agreement. This revenue is deemed to be revenue from a related party (as discussed further in Note 5 “Related Party Transactions”).

Takeda Individual Project Agreement

In connection with the Takeda Collaboration Agreement, the Company entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018, that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, the Company is responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, the Company will receive up to $2.2 million in compensation that includes an increase in transaction consideration of $1.1 million as a result of the amendment to the Takeda Individual Project Agreement in July 2018.

During the three and nine months ended September 30, 2018, the Company recognized research and development revenue from Takeda of $1.2 million and $1.9 million, respectively, under the Takeda Individual Project Agreement. No revenue was recognized during the three and nine months ended September 30, 2017 since the agreement was not in place. As of September 30, 2018, $1.2 million was due from Takeda under the Development and License Agreement.

Takeda Development and License Agreement

On September 18, 2018, the Company entered into a Development and License Agreement with Takeda (“Takeda Development and License Agreement”) for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

Pursuant the Takeda Development and License Agreement Takeda made an upfront payment of $30.0 million to the Company in October 2018.

The Takeda Development and License Agreement also provides for development costs to be shared equally between the Company and Takeda during the Early Stage Development Period. The Company has an option to opt into co-development after the Early Stage Development, that would make the Company eligible to potentially receive higher milestone payments and a higher royalty percentage.

In addition to the upfront fee, if the Company exercises its co-development option and funds its share of development costs, it is eligible to receive pre-clinical and clinical development milestone payments of up to $307.5 million, upon the achievement of certain development milestones and regulatory approvals; and sales milestone payments of up to $325.0 million, upon the achievement of certain sales milestone events. If the Company does not exercise its co-development option, it is eligible to receive development milestone payments of up to $162.5 million upon the achievement of certain development milestones and regulatory approvals; and sales milestone payments of up to $175.0 million upon the achievement of certain sales milestone events. The Company will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if the Company exercises its option to co-develop, and from high-single digits to low teens if the Company does not exercise its option to co-develop.

The Company identified one performance obligation at the inception of the Takeda Development and License Agreement, the research and development services for the CD38 ETBs, including manufacturing. The Company determined that research, development and commercialization license and the participation in the committee meetings are not distinct from the research and development services and therefore those promised services were combined into one combined performance obligation.

The total transaction price of $29.3 million, consisting of the (1) $30.0 million upfront payment, (2) a $10.0 million development milestone payment that is deemed probable of being achieved, (3) minus $10.7 million in expected co-share payment payable to Takeda during Early Stage Development. The expected co-share payment is considered variable consideration, and the Company applied a constraint using the expected value method. Significant judgement was involved in determining transaction consideration, including the determination of the variable consideration, including the constraint on consideration.

The Company determined that the initial $10.0 million potential development milestone payment under the Development and License Agreement is probable of being achieved. Therefore, this payment was included in the transaction consideration. As of September 30, 2018, the other potential development milestones and sales milestones are not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control.  Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price as of September 30, 2018.

The Company recognizes revenue using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal employee efforts and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the estimated service period.

The Company recognized revenue of $253,000 during the three and nine months ended September 30, 2018, respectively, related to the Takeda Development and License Agreement. During the three and nine months ended September 30, 2017, the Company recorded no research and development revenue under the Development Agreement, since the agreement was not in place. As of September 30, 2018, deferred revenue related to the performance obligation was $28.8 million. As of September 30, 2018, $30.0 million was due from Takeda under the Development and License Agreement, that the Company received in October 2018.

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

The Company received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of September 30, 2018, the Company has received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

The Company may also receive an additional $25.0 million in aggregate through the exercise of the option to license ETBs. Additionally, the Company may also be entitled to receive clinical development milestone payments of up to approximately $397.0 million, for achievement of development milestones and regulatory approval of collaboration products under the Takeda Development Agreement. The Company may also be entitled to receive commercial milestone payments of up to $150.0 million, for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Takeda Development Agreement. The Company is also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions. Finally, the Company is entitled to receive up to $10.0 million in certain contingency fees.

The Takeda Multi-Target Agreement will expire on the expiration of the option period (within three months after the completion of the evaluation of each designated target) for the designated targets if Takeda does not exercise its options, or, following exercise of the option, on the later of the expiration of patent rights claiming the licensed ETB or ten years from first commercial sale of a licensed ETB. The Takeda Multi-Target Agreement may be sooner terminated by Takeda for convenience or upon a material change of control, or by either party for an uncured material breach of the agreement.

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

In connection with the execution of the Takeda Multi-Target Agreement, Takeda also entered into a stock purchase agreement with the Company (“Takeda Stock Purchase Agreement”), pursuant to which Takeda purchased approximately $20.0 million of shares of the Company’s common stock following the Merger. See Note 10, “Stockholders’ Equity” for further details. Since the Takeda Stock Purchase Agreement was dependent on contingent events, the Company determined that the transaction was constrained, and not a performance obligation under the Takeda Multi-Target Agreement. The Company accounted for the stock purchase agreement in August 2017, once the constraints were removed, and recorded the $20.0 million in equity upon the settlement of the stock purchase transaction.

During the three and nine months ended September 30, 2018, the Company recorded $415,000 and $755,000, respectively, in research and development revenue under the Multi-Target Takeda Agreement. During the three and nine months ended September 30, 2017, the Company recorded no research and development revenue under the Multi-Target Takeda Agreement, since the agreement had not been entered into.

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

The customer also exercised an option under the Other Collaboration Agreement in November 2017, for the manufacture of additional quantities of ETB molecules, for additional consideration of $250,000, upon delivery and acceptance of the additional materials.

The Company determined that at the inception of the agreement, the promised goods and services under the Other Collaboration Agreement were, the research and development services, and manufacturing. The Company determined that there was one performance obligation, since the manufacturing was not distinct from the research and development services. Revenues are recognized over the period that the research and development services occur using an input method to measure progress towards satisfaction of the performance obligation. The option for additional ETB molecules was determined to be at fair value and was accounted for once the option was exercised. All research and development services were performed as of September 30, 2018.

During the three months ended September 30, 2018 and 2017, the Company recorded $117,000 and zero in research and development revenue under the Other Collaboration Agreement, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded $196,000 and $500,000 in research and development revenue under the Other Collaboration Agreement, respectively.

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

On September 18, 2018, the Company entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with CPRIT, in connection with a grant of approximately $15.2 million awarded by CPRIT to the Company to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

During the three months ended September 30, 2018 and 2017, the Company recorded $4.7 million and zero in grant revenue under these awards, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded $5.4 million and $167,000 in grant revenue under these awards, respectively. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

NOTE 5 — RELATED PARTY TRANSACTIONS

Takeda Collaboration and Stock Purchase

In connection with and immediately following the transactions consummated pursuant to the Takeda Stock Purchase Agreement described in Note 4, “Research and Development Agreements”, Takeda became a related party. Refer to Note 4, “Research and Development Agreements” for more details about the Takeda Development and License Agreement, Takeda Collaboration Agreement, Takeda Individual Project Agreement, and the Takeda Multi-Target Agreement. Refer to Note 10, “Stockholders’ Equity”, for more detail about the Takeda Stock Purchase Agreement.

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

Public Offering

Following the Public Offering described in Note 10, “Stockholders’ Equity” below, BVF Partners L.P. (“BVF”) became a related party, owning 7.6% of the Company, following investments of $15.3 million.

BVF is not affiliated with any director or executive officer of the Company. Longitude Venture Partners III, L.P. and CDK, current stockholders of the Company, purchased 365,000 and 545,454 shares of common stock, respectively, in the Public Offering at the public offering price.  Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK. David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Basis of Fair Value Measurements
	Fair Value as of September 30, 2018	Level 1	Level 2	Level 3
Money market funds	$76,373	$76,373	$—	$—

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
Money market funds	$51,751	$51,751	$—	$—

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at September 30, 2018 and December 31, 2017 (in thousands):

As of September 30, 2018	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$76,373	$—	$—	$76,373
Less cash equivalents	(76,373)	—	—	(76,373)
Total marketable securities	$—	$—	$—	$—

As of December 31, 2017	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$51,751	$—	$—	$51,751
Less cash equivalents	(51,751)	—	—	(51,751)
Total marketable securities	$—	$—	$—	$—

There were no realized gains or losses in the three and nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis as of the date indicated below:

		Basis of Fair Value Measurements
	Fair Value as of September 30, 2018	Level 1	Level 2	Level 3
2017 Warrants	38	—	—	38

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2017	Level 1	Level 2	Level 3
2017 Warrants	954	—	—	954

The Company determined the fair value of the liability associated with its 2017 Warrants to purchase in aggregate 377,273 shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 10, “Stockholders’ Equity”.

As of September 30, 2018 and December 31, 2017 the fair value of the long-term debt, payable in installments through years ended 2022 and 2019, respectively, approximated its carrying value of $3.2 million and $3.5 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

NOTE 7 — BALANCE SHEET COMPONENTS

Accrued liabilities were comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued liabilities:
General and administrative	$848	$374
Clinical trial related costs	1,441	702
Non-clinical research and manufacturing operations	3,078	435
Payroll related	1,204	1,149
Other accrued expenses	24	30
Total accrued liabilities	$6,595	$2,690

Deferred revenue was comprised of the following:

	September 30,	December 31,
	2018	2017
Deferred revenue:
Grant agreements	$377	$1,673
Research and development agreements	33,023	1,092
Total deferred revenue	$33,400	$2,765

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

The Company paid down the Growth Capital Loan on February 27, 2018, from the proceeds of the Perceptive Credit Facility, discussed below. Until the termination of the Growth Capital Loan on February 27, 2018, the Company paid $3.2 million in principal, $375,000 in a final fee, and $42,000 in interest during the nine months ended September 30, 2018 and $1.8 million in principal and $187,000 in interest in the nine months ended September 30, 2017.

As of September 30, 2018 the Growth Capital Loan had been repaid, and the balance was zero. As of December 31, 2017, the Growth Capital Loan principal balance was 3.5 million.

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan to be drawn six months following the effective date of the Perceptive Credit Facility (as discussed above). The Company used a portion of the proceeds from the Perceptive Credit Facility to pay off the existing debt facility with SVB. Borrowings under the Perceptive Credit Facility are secured by all of the property and assets of the Company. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at September 30, 2018 was 13.3%. Payments for the first 24 months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full. The exit fee is being accreted to interest expense over the term of the Perceptive Credit Facility using the effective interest method.

For the three months ended September 30, 2018, the Company recorded $170,000 of interest expense and $65,000 of amortization of debt discount related to the Perceptive Credit Facility.  For the nine months ended September 30, 2018, the Company recorded $398,000 of interest expense and $146,000 of amortization of debt discount related to the Perceptive Credit Facility. For the three and nine months ended September 30, 2017, the Company did not incur any interest expense related to the Perceptive Credit Facility, since the facility was not in place at that time.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5792, subject to certain adjustments as specified in the Warrant. See Note 10, “Stockholders’ Equity” for further discussion of the warrant. The fair value of the warrant of $1.5 million was recorded as a debt discount, which is being amortized to interest expense over the term of the Perceptive Credit Facility using the effective interest method

As of September 30, 2018 and December 31, 2017 the Perceptive Credit Facility principal balance was $5.0 million and zero, respectively. As of September 30, 2018, the Company was in compliance with the non-financial covenants of the Perceptive Credit Facility.

Future required principal and final payments on the Perceptive Credit Facility were as follows as of September 30, 2018:

2018 (remaining)	$—
2019	—
2020	800
2021	800
2022	3,500
Total debt	5,100
Debt discount and deferred finance costs	(1,945)
Total debt, net	$3,155

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating lease agreements covering the Company’s office facilities in Austin, Texas and Jersey City, New Jersey. Facilities expense under the operating leases was approximately $378,000 and $182,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $387,000 for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum payments due under the operating lease agreements at September 30, 2018 were as follows (in thousands):

2018 (remaining)	$287
2019	1,135
2020	1,048
2021	1,074
2022	1,096
Thereafter	486
Total	$5,126

The Company leases laboratory equipment under non-cancelable capital lease agreements. As of September 30, 2018 and December 31, 2017, laboratory equipment under capital leases included in property and equipment totaled approximately $237,000 and $171,000, respectively, net of accumulated amortization of approximately $100,000 and $66,000, respectively. Future minimum capital lease payments consisted of the following at September 30, 2018 (in thousands):

2018 (remaining)	$12
2019	33
2020	19
Total future minimum capital lease payments	64
Less: amount representing interest	(4)
Total capital lease obligations	60
Current portion of lease obligations	(34)
Capital lease obligations, non-current portion	$26

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

NOTE 10 — STOCKHOLDERS’ EQUITY

Private Placement

On August 1, 2017, the Company entered into the a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) accredited investors having an aggregate purchase price of $40.0 million, each such Unit consisting of (i) one (1) share (the “Shares”) of the Company’s common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of the Company’s common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March and June 2017. The purchase price per Unit was $6.9048. The Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At September 30, 2018, there were warrants outstanding under the Longitude Securities Purchase Agreement to purchase 2,896,532 shares of common stock.  At the time of issuance and as of September 30, 2018, the warrants met the requirements for equity classification under ASC 815, “Derivatives and Hedging” (ASC 815), and the value of these warrants is included in additional paid-in capital on the balance sheet. The Private Placement Warrants are exercisable upon issuance and expire August 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

In December 2015, the Company entered into an agreement (the “Wedbush Agreement”) with Wedbush Securities Inc. (“Wedbush”), which was subsequently amended in December of 2017, related to Wedbush’s services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued to Wedbush warrants to purchase 57,930 shares of the Company’s common stock (the “Wedbush Warrants”). The Wedbush Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Wedbush Warrants.  At September 30, 2018, there were warrants outstanding under the Wedbush Agreement to purchase 57,930 shares of common stock. The warrants met the requirements for equity classification under ASC 815, and the value of these warrants is included in additional paid-in capital on the balance sheet. The Wedbush Warrants are exercisable upon issuance and expire December 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

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

Public offering

On September 25, 2018, the Company closed its underwritten public offering (the “Public Offering”) of 9,430,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 1,230,000 additional shares of common stock, at a price to the public of $5.50 per share. The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $48.1 million.

Common Stock Warrants

As of September 30, 2018, the Company had warrants outstanding to purchase 3,521,735 shares of the Company’s common stock.  The Company accounts for certain of its common stock warrants under guidance in ASC 480 that clarifies the determination of whether an instrument is classified as a liability or equity.  The following table summarizes the Company’s outstanding warrants as of September 30, 2018 and December 31, 2017 and the warrant activity during the nine months ended September 30, 2018:

	Warrants Outstanding			Warrants Outstanding	Weighted Average
	December 31, 2017	Issued	Exercised	September 30, 2018	Exercise Price
2017 Warrants	377,273	—	—	377,273	$39.82
2017 Private Placement Warrants	2,954,462	—	—	2,954,462	$6.84
2018 Warrants	—	190,000	—	190,000	$9.58
	3,331,735	190,000	—	3,521,735

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

The following table is a reconciliation of the 2017 Warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2017	$954
Change in fair value during the nine months ended September 30, 2018	(916)
Balance at September 30, 2018	$38

The fair value of the 2017 Warrants on September 30, 2018 and December 31, 2017 was determined using a Black-Scholes model with the following key level 3 inputs:

	September 30, 2018	December 31, 2017
Risk-free interest rate	2.81%	1.89%
Expected life (in years)	1.39	2.13
Dividend yield	—	—
Volatility	82%	103%
Stock price	$5.39	$10.02

During the nine months ended September 30, 2018 the change in fair value of $916,000 of noncash income related to the 2017 Warrants was recorded as change in fair value of warrant liabilities in the Company’s consolidated statement of operations and comprehensive loss. Significant changes in the level 3 inputs of volatility, stock price and expected life, used in the fair value measurement of the 2017 Warrants in isolation could result in a material change in the fair value measurement.

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

NOTE 11 — STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options granted under the 2009 Stock Plan, as amended (the “2009 Stock Plan”), the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Equity Incentive Plan”), the Company’s 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation for the three and nine months ended September 30, 2018 and 2017 were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$331	$312	$827	$312
General and administrative	866	1,066	1,935	1,118
Total stock-based compensation	$1,197	$1,378	$2,762	$1,430

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee Stock Options:
Risk-free interest rate	3.01%	1.85%	2.79%	1.85%
Expected term (in years)	6.07	6.09	6.03	6.05
Dividend yield	—	—	—	—
Volatility	109%	113%	107%	111%
Weighted-average fair value of stock options granted	$4.50	$5.57	5.82	$5.40

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

Employee Stock-based Compensation Expense

As required by ASC 718, the Company recognized $1.2 million and $2.8 million of stock-based compensation expense related to stock options under the Company’s equity incentive plans for the three and nine months ended September 30, 2018, respectively, and $1.4 million and $1.4 million for the three and nine months ended September 30, 2017.

As of September 30, 2018, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $14.2 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 3.1 years.

Equity Incentive Plans

The Company’s equity incentive plans include the 2009 Stock Plan, the 2014 Equity Incentive Plan and the 2018 Equity Incentive Plan. No additional shares will be issued under the 2009 Stock Plan and the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	2,768,711	$12.07	5.6	$11.0
Granted	1,783,287	$7.05	—	—
Exercised	(167,786)	$0.94	—	—
Forfeitures	(182,770)	$20.40	—	—
Outstanding at September 30, 2018	4,201,442	$10.02	7.1	$3.4
Exercisable at September 30, 2018	1,556,112	$14.36	3.1	$3.3

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2018, was $4,000 and $1.6 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $2,000 and $157,000 for the three and nine months ended September 30, 2018, respectively.  Cash received from stock options exercises was $14,000 and $14,000 for the three and nine months ended September 30, 2017.  The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

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

Our initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. We have developed ETBs for various targets, including CD20, CD38, HER2, and PD-L1. CD20 is central to B cell malignancies and is clinically validated as a target for the treatment of lymphomas and autoimmune disease. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers. Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in phase I study. The dose escalation portion of its first Phase I clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated in the fourth quarter of 2017. In the first quarter of 2019, we expect to start a Phase II monotherapy study with MT-3724, which has the potential to be a pivotal study. We expect to start enrolling patients in a Phase II combination study with MT-3724 and chemotherapy in earlier lines of diffuse large B-cell lymphoma (DLBCL) in the fourth quarter of 2018 and we expect to initiate a second Phase II combination study with MT-3724 and Revlimid® (lenalidomide) in earlier lines of DLBCL in the first quarter of 2019. We anticipate filing IND applications for TAK-169 in 2019, for our HER2 ETB in the first quarter of 2019, and for our PD-L1 ETB in the second half of 2019.

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

We are a clinical-stage company and have not generated revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our ETB candidates. Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2018 and 2017, we incurred net losses of $23.7 million and $17.2 million, respectively. As of September 30, 2018, we had an accumulated deficit of $88.1 million.

In September 2018, we completed a public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.

However, we expect to incur significant expenses and operating losses for the foreseeable future as we advance our lead ETB candidates through clinical trials, progress our pipeline ETB candidates from discovery through pre-clinical development, and seek regulatory approval and pursue commercialization of our ETB candidates. In addition, if we obtain regulatory approval for any of our ETB candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional technology to augment or enable development of future ETB candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021.

Collaboration Agreements

Takeda Pharmaceuticals

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. Under the terms of the agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We are entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the agreement. As of September 30, 2018, we have received $2.0 million under the Takeda Collaboration Agreement.

In connection with the Takeda Collaboration Agreement, we entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018 that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, we will receive up to $2.2 million in compensation. As of September 30, 2018, we have received approximately $0.7 million under the Takeda Individual Project Agreement.

Takeda Development and License Agreement

On September 18, 2018, we entered into a development collaboration and exclusive license agreement (the “License Agreement”) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma..

Pursuant to the License Agreement, we will initially co-develop with Takeda one or more of the Licensed Products up to and including Phase Ia clinical trials, with us having an option to continue to co-develop the Licensed Products following Phase Ia clinical trials. We may exercise our co-development option within a specified time period following completion of the Phase Ia clinical trials with no additional fee by providing written notice of exercise to Takeda, provided we have paid all co-development costs due pursuant to the License Agreement as of the date of such exercise. Pursuant to the terms of the License Agreement, Takeda will be responsible for all regulatory activities and commercialization of the Licensed Products. We have granted Takeda specified intellectual property licenses to enable Takeda to perform its obligations and exercise its rights under the License Agreement, including exclusive license grants to enable Takeda to conduct development, manufacturing, and commercialization activities pursuant to the terms of the License Agreement.

Pursuant to the Development Agreement, Takeda made an upfront payment of $30.0 million to us. In addition to the upfront fee, if we exercise our co-development option and fund our share of development costs, we may receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325 million in milestone payments upon the achievement of certain sales milestone events. If we do not exercise our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we exercise our option to co-develop, and from high-single digits to low teens if we do not exercise its option to co-develop.

The parties will share in co-development costs in accordance with the terms of the Development Agreement, and Takeda will be responsible for all costs incurred commercializing the Licensed Products.

Unless earlier terminated, the License Agreement will expire upon the expiration of the last-to-expire co-development royalty term (or royalty term, if applicable) for a Licensed Product. Takeda has the right to terminate the License Agreement at any time upon no less than ninety days’ prior written notice to us. We or Takeda may, subject to specified cure periods, terminate the License Agreement in the event of the other party’s uncured material breach, and either party may terminate the License Agreement under specified circumstances relating to the other party’s insolvency.

Takeda Multi-Target Agreement

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Pursuant to the Takeda Multi-Target Agreement, Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets and we will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. Each party granted to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and we agree to work exclusively with Takeda with respect to the designated targets. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. As of September 30, 2018, we have received $5.0 million under the Takeda Multi-Target Agreement.

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

For more information about our collaboration agreements, please see Note 4, “Research and Development Agreements” to our unaudited condensed financial statements for the three months ended September 30, 2018, included in this Quarterly Report on Form 10-Q.

CPRIT Grant Contract

On September 18, 2018, we entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with CPRIT, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (MT-4019) (the “Award”). Pursuant to the CPRIT Agreement, we may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the Agreement and subject to CPRIT’s ability to perform its obligations under the Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements.

Subject to the terms of the Agreement, full ownership of any CPRIT funded technology and CPRIT funded intellectual property rights developed pursuant to the CPRIT Agreement will be retained by us, our Collaborators (as defined in the CPRIT Agreement) and, to the extent applicable, any participating third party (the “Project Results”). With respect to any Project Results, we agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license, solely for academic, research and other non-commercial purposes, under the Project Results and to exploit any necessary additional intellectual property rights, subject to certain exclusions.

We will pay to CPRIT, during the term of the CPRIT Agreement, certain payments equal to a percentage of revenue ranging from the low- to mid-single digits. These payments will continue up to and until CPRIT receives an aggregate amount of 400% of the sum of all monies paid to us by CPRIT under the CPRIT Agreement. If we are required to obtain a license from a third party to sell any such product, the revenue sharing percentages may be reduced. In addition, once we pay CPRIT 400% of the monies we have received under the CPRIT Agreement, we will continue to pay CPRIT a revenue-sharing percentage of 0.5%.

The CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) May 31, 2019 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CPRIT Agreement) by us, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by us for convenience. CPRIT may approve a no cost extension for the CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CPRIT Agreement.

Financial Operations Overview

Revenue

Our revenue has consisted principally of research and development revenue and grant revenue.

Grant revenue relates to our Cancer Prevention Research Institute of Texas, or CPRIT grants for MT-3724 and MT-4019. CPRIT grant funds for MT-3724 are provided to us in advance as conditional cost reimbursement where revenue is recognized as allowable costs are paid. Amounts collected in excess of revenue recognized are recorded as deferred revenue. CPRIT grant funds for MT-4019 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are paid. Revenue recognized in excess of amounts collected are recorded as unbilled revenue. For the three months ended September 30, 2018 and 2017, we recognized $4.7 million and zero, respectively, in CPRIT grant revenues related to the pre-clinical and clinical development of MT-3724 and MT-4019. For the nine months ended September 30, 2018 and 2017, we recognized $5.4 million and $167,000, respectively, in CPRIT grant revenues related to the pre-clinical and clinical development of MT-3724 and MT-4019.

Research and Development revenue primarily relates to our collaboration with Takeda.  We have an ongoing research collaboration with Takeda Pharmaceuticals related to the evaluation of our ETB technology that was initiated in the fourth quarter 2016. The Takeda Collaboration Agreement and Takeda Multi-Target Agreement provide for upfront technology access fees, milestone payments and reimbursement payments. Under ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in our balance sheet. For the three months ended September 30, 2018 and 2017, we recognized $2.0 million and $0.6 million, respectively, in research and development revenue related to research collaboration agreements. For the nine months ended September 30, 2018 and 2017, we recognized $3.2 million and $2.4 million, respectively, in research and development revenue related to research collaboration agreements.

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

For the three months ended September 30, 2018 and 2017, we incurred research and development costs of $8.3 million and $2.5 million, respectively. For the nine months ended September 30, 2018 and 2017, we incurred research and development costs of $22.6 million and $4.8 million, respectively. Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of patients in clinical trials and manufacture of drug materials for clinical trials.

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

Change in fair value of warrant liability

Change in fair value of warrant liability relates to the change in fair value of our warrants categorized as liabilities.

Results of Operations

The table below summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development revenue	$2,031	$648	$3,206	$2,408
Grant revenue	4,721	—	5,395	167
Total revenue	6,752	648	8,601	2,575
Research and development expenses	8,290	2,522	22,640	4,829
General and administrative expenses	3,538	3,996	10,165	8,233
Total operating expenses	11,828	6,518	32,805	13,062
Loss from operations	5,076	5,870	24,204	10,487
Interest and other income, net	107	1	307	2
Interest expense	(279)	(107)	(672)	(752)
Change in fair value of warrant liabilities	4	(272)	916	(269)
Loss on conversion of notes	—	(4,719)	—	(4,719)
Net loss	$5,244	$10,967	$23,653	$16,225

Research and Development Revenue

Research and development revenue increased $1.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Research and development revenues for the three months ended September 30, 2018 and 2017 were mainly comprised of research and development revenues from our collaboration with Takeda of $1.9 million and $648,000, respectively. The increase in research and development revenues from our collaboration with Takeda was primarily due to revenue recognized under the Takeda Individual Project Agreement.

Research and development revenue increased $0.8 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Research and development revenues for the nine months ended September 30, 2018 and 2017were mainly comprised of research and development revenues from our collaboration with Takeda of $3.0 million and $1.9 million, respectively.  The increase in research and development revenues from our collaboration with Takeda was primarily due to revenue recognized under the Takeda Individual Project Agreement.

For more information about our collaboration agreements, please see Note 4, “Research and Development Agreements” to our unaudited condensed financial statements for the three months ended September 30, 2018, included in this Quarterly Report on Form 10-Q.

Grant Revenue

Grant revenue increased $4.7 million during the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. The increase was primarily attributable to the CPRIT grant related to CD-38 targeting ETB MT-4019.

Grant revenue increased $5.2 million during the nine months ended September 30, 2018 when compared to nine months ended September 30, 2017. The increase was primarily attributable to the CPRIT grant related to CD-38 targeting ETB MT-4019; and to CPRIT phase II program expenses increasing during the nine months ended September 30, 2018, and minimal activity during the nine months ended September 30, 2017 due to Phase I having been completed.

Research and Development Expenses

The table below summarizes our research and development expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands).

Research and development expenses by cost type:	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee compensation	$1,957	$983	$5,523	$1,780
Program costs	5,076	1,226	13,518	2,449
Laboratory costs	633	222	1,759	434
Other research and development costs	624	91	1,840	166
Total research and development expenses	$8,290	$2,522	$22,640	$4,829

Research and development expenses increased $5.8 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to costs related to increased outsourced program costs, along with increased payroll related costs due to increased headcount.

Our research and development expenses during the three months ended September 30, 2018 relate primarily to the discovery and development of ETBs.  From a program perspective, the increase in outsourced program costs during the three months ended September 30, 2018 compared to the same period in 2017 is primarily due to increase in costs related to HER2 of $2.1 million, MT-3724 of $1.0 million, and CD38 of $0.3 million.

Research and development costs increased $17.8 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to costs related to increased outsourced program costs, along with increased payroll related costs due to increased headcount.

Our research and development expenses during the nine months ended September 30, 2018 relate primarily to the discovery and development of ETBs.  From a program perspective, the increase in outsourced program costs during the nine months ended September 30, 2018 compared to the same period in 2017 is primarily due to increase in costs related to HER2 of $3.5 million, CD-38 of $3.3 million, and MT-3724 of $2.2 million.

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

General and Administrative Expenses

General and administrative expenses decreased $458,000 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to merger related costs incurred in 2017.

General and administrative expenses increased $1.9 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increased costs associated with being a publicly traded company, along with increased payroll related costs due to increased headcount.

Interest Expense

Interest expense increased $172,000 during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to interest on the Perceptive Facility. Interest expense decreased $80,000 during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due interest expense associated with the bridge note payable to Threshold in 2017.

Change in fair value of warrant liability

The change in fair value of warrant liabilities relates to the revised fair value of the 2017 warrants categorized as liabilities.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-3724, MT-4019 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We have incurred an accumulated deficit of $88.1 million through September 30, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our current research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021.

Our financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months. To date, we have financed our operations through private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaborators under our research evaluation agreements, as well as funding from governmental bodies and bank and bridge loans. Since 2009, we raised gross proceeds of $78.2 million from private placements of equity securities, including $40.0 million from the Private Placement in August 2017and $20.0 million from the Takeda Financing in August 2017; as well as $52 million in gross proceeds from a public offering in September 2018. Since 2009, we have also received aggregate gross proceeds of $8.5 million from our collaborators, received $10.0 million in proceeds from related-party convertible promissory notes, received $6.0 million in proceeds from bank loan from Silicon Valley Bank, or SVB, $5.0 million in proceeds from the Perceptive Facility; and assumed $15.2 million of cash balances of Threshold upon the closing of the Merger.

On February 27, 2018, we entered into the Perceptive Credit Facility, which allows for aggregate borrowings of up to $10.0 million, subject to our achievement of certain milestones. We drew down an aggregate of $5.0 million under the Perceptive Credit Facility through September 30, 2018. Payments for the first 24 months are interest only and are paid quarterly, commenced April 2018. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. The loan matures on February 27, 2022 and is secured by substantially all our assets.

On September 18, 2018, the Company entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with the CPRIT, in connection with a grant of approximately $15.2 million awarded by CPRIT to the Company in November 2016 to fund research of a cancer therapy involving a CD38 targeting ETB (MT-4019).

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

As of September 30, 2018, we had cash and cash equivalents of $78.7 million. As of December 31, 2017, we had cash and cash equivalents of $58.9 million.

Cash Flows

(in thousands)	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(23,859)	$(6,354)
Net cash used in investing activities	(5,421)	10,447
Net cash provided by financing activities	49,114	62,372
Net increase (decrease) in cash and cash equivalents	$19,834	$66,465

The increase in net cash used in operating activities to $23.9 million for the nine months ended September 30, 2018 from $6.4 million for the nine months ended September 30, 2017 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities to $5.4 million for the nine months ended September 30, 2018 from $10.4 million in net cash provided from investing activities for the nine months ended September 30, 2017 was primarily due to increased leasehold improvements and increased purchases of equipment related to our GMP manufacturing facility build-out in our Austin, Texas facility.

The decrease in net cash provided by financing activities to $49.1 million for the nine months ended September 30, 2018 from $62.4 million for the nine months ended September 30, 2017 was primarily due to approximately $48.1 million net proceeds from issuance of common stock in September 2018 compared to $57.8 million in proceeds from issuance of common stock and warrants in August 2017.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $88.1 million as of September 30, 2018. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our unaudited condensed financial statements for the three and nine months ended September 30, 2018, included in this Quarterly Report on Form 10-Q.

Contractual Commitments and Obligations

As of September 30, 2018, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness and Remediation of Material Weakness

Our management responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As previously disclosed in our registration statement on Form S-4/A (File No. 333-217993) relating to the Merger, in connection with the audits of Private Molecular’s consolidated financial statements for the years ended December 31, 2015 and 2016 and preparation of interim financial statements for the three months ended March 31, 2017, Private Molecular and its independent registered public accounting firm identified a material weakness in Private Molecular’s internal control over financial reporting. This material weakness continues to be in place as of September 30, 2018. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, which has continued through September 30, 2018. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with U.S. GAAP.

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

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $23.7 million for nine months ended September 30, 2018.  As of September 30, 2018, we had an accumulated deficit of $88.1 million.

As of September 30, 2018, we had cash and cash equivalents of $78.7 million. In August 2017, we raised approximately $60.0 million though private placements of our common stock and warrants to purchase our common stock. In September 2018, we completed a public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, and such material weakness has continued through September 30, 2018. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with U.S. GAAP.  We have begun our remediation plan and have hired and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the non-routine transactions and the financial reporting process intended to remediate the identified material weakness.  There can be no assurance that these efforts will remediate the material weakness or avoid future weaknesses or deficiencies.  Any failure to remediate the material weakness and any future weaknesses or deficiencies or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Since the closing of the Merger, our management has been continuously assessing the effectiveness of our disclosure controls and procedures and internal control over financial reporting and will be required to provide an annual report on internal control over financial reporting as of December 31, 2018.  If we are unable to remediate our material weakness, our management may not be able to conclude that its disclosure controls and procedures or internal control over financial reporting are effective, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price.  Failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications.  We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of product candidates.  Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates.  We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate. We currently have one ETB product candidate, MT-3724, in an initiated Phase II combination study with Gemcitabine and Oxaliplatin (GEMOX), and the remainder of our product candidates are in preclinical development.  MT-3724 has only been administered in patients with non-Hodgkin’s lymphoma.  This is only one of the multiple indications for which we plan to develop this product candidate.  There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, our clinical and preclinical data to date is not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent.  There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials.  For instance, our Phase II combination study of MT-3724 with GEMOX includes patients with non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s lymphoma in the United States is 74,680 new cases and approximately 19,910 deaths were attributable to non-Hodgkin’s B-cell lymphomas in 2018.  We may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials.  If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

Our ETB therapeutic approach is novel and negative public opinion and increased regulatory scrutiny of ETB-based therapies may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

ETB therapy remains a novel technology, with no ETB therapy product approved to date in the United States or elsewhere worldwide.  Public perception may be influenced by claims that ETB therapy is unsafe, and ETB therapy may not gain the acceptance of the public or the medical community.  In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates prescribing treatments that involve the use of one or more of our approved product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available.  More restrictive government regulations or negative public opinion regarding ETB-based therapeutics could have an adverse effect on our business, financial condition or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.  Serious Adverse Events in ETB clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

•

the Health Insurance Portability and Accountability Act of 1996, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

During the course of our development of our lead product candidate, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT.  We entered our first CPRIT award grant contract on November 7, 2012 (the “2012 CPRIT Agreement”). On September 18, 2018, we entered into a second CPRIT award grant contract for our MT-4019 program (the “2018 CPRIT Agreement”). In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful.  Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

•

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future.  For example, under the terms of our 2018 CPRIT Award, we are required to pay CPRIT a percentage of our revenues from sales of products directly funded by CPRIT, or received from our licensees or sub licensees, at a percentage in the low to mid-single digits until the aggregate amount of such payments equals 400% of the funds we receive from CPRIT, and thereafter at a rate of one-half percent..

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

We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect our intellectual property related to our technologies and product candidates.  Our commercial success and viability depends in large part on our and any current and potential future licensors’ ability to obtain, maintain and enforce patent and other intellectual property protections in the United States, Europe and other countries worldwide with respect to our current and future proprietary technologies and product candidates.  If we or our current or future collaboration partners do not adequately protect such intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize product candidates and delay or render impossible our achievement of profitability.

Our strategy and future prospects are based, in particular, on our patent portfolio.  We and our current and future collaboration partners or licensees will best be able to protect our proprietary ETB technologies, product candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, other regulatory exclusivities or effectively protected trade secrets, cover them.  We have sought to protect our proprietary position by filing patent applications in the United States and elsewhere worldwide related to our proprietary ETB technologies, product candidates and methods of use that are important to our business.  This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain meaningful patent protection.

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

Presently, we have intellectual property rights to our ETB technologies under patent applications that we own and to certain CD38 targeting antibody domains through our License Agreement (as defined below).  Because our programs may involve a range of ETB targets and antibody domains, which in the future may include targets and antibody domains that require the use of proprietary rights held by third parties, the growth of our business may likely depend in part on our ability to acquire, in-license or use these proprietary rights.  In addition, our product candidates may require specific formulations or manufacturing technologies to work effectively and be manufactured efficiently, and these rights may be held by others.  We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify.  The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive.  These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We depend on Takeda for the conduct and funding of the development and commercialization of CD38 SLT-A Fusion Proteins.

In September 2018, we expanded our collaboration with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited, which we refer to collectively as Takeda, focused on the development collaboration of the parties regarding CD38 SLT-A fusion proteins, including MT-4019, by entering into a Development Collaboration and Exclusive License Agreement by and between the Company and Takeda, or the License Agreement. The primary objective of the strategic alliance is to advance novel therapies for indications associated with oncology, particularly multiple myeloma patients.

Under the License Agreement, we granted Takeda an exclusive license to co-develop one or more licensed products, meaning any product that incorporates or is comprised of one or more of the CD38 SLT-A fusion proteins, up to and including Phase Ia clinical and thereafter we would have an option to continue to co-develop the licensed products.

Pursuant to the terms of the License Agreement, Takeda has the sole discretion to assume or to designate a third party to assume our manufacturing activities under this agreement. Takeda may conduct these activities more slowly or in a different manner than we would. Takeda is also responsible for filing future applications with the FDA or other regulatory authorities for approval of the CD38 SLT-A fusion proteins. We cannot control whether Takeda will devote sufficient attention and resources to the development of the SLT-A fusion proteins or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the SLT-A fusion proteins, Takeda may elect not to proceed with the commercialization of the resulting drug in one or more countries.

Under the terms of the License Agreement, we will receive payments and royalties upon reaching certain defined milestones. We may not reach any of the milestones that trigger a payment or royalties under the License Agreement and we are subject to reduced payments and royalty rates if we elect not to exercise our co-development option. We are also subject to royalty reductions if there exists a biosimilar product or generic product being sold by a third party. If we exercise our option to co-develop the licensed products, we will become responsible for sharing co-development costs with Takeda.  We cannot predict these costs and it is possible that if we cannot afford these costs in the future, we may have to terminate the License Agreement and could be subject to lower milestone and royalty payments, which could harm our business.

Takeda may elect to terminate the License Agreement for convenience upon 90 days prior written notice. Takeda also maintains the right to terminate the License Agreement in connection with our material breach and our insolvency. Takeda reserves certain rights, such as undertaking any not yet completed early stage program activities to be conducted by us, solely and exclusively, upon any change in control of us.  If Takeda terminates the License Agreement, it will result in a delay in or could prevent us from further developing or commercializing the CD38 SLT-A fusion proteins, and will delay and could prevent us from obtaining revenues for this product candidate.

Disputes may arise between us and Takeda, which may delay or cause the termination of any CD38 SLT-A fusion protein clinical trials, result in significant litigation or cause Takeda to act in a manner that is not in our best interest. If development of the CD38 SLT-A fusion proteins does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Takeda with respect to the CD38 SLT-A fusion proteins and may owe Takeda certain development milestones and royalties as well as amounts owed by Takeda pursuant to any of its third party license agreements.

If Takeda terminates the License Agreement prior to regulatory approval, we may have to seek a new partner for development or commercialization or undertake and fund the development of the CD38 SLT-A fusion proteins or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of the CD38 SLT-A fusion proteins ourselves, we may have to curtail or abandon that development or commercialization, which could harm our business.

We may be unable to realize the potential benefits of any collaboration.

In addition to the License Agreement, we have multi-target research and development collaborations ongoing with Takeda and expect to seek to collaborate with other partners in the future. Even if we are successful in entering into one or more additional collaborations with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that any of these collaborations will be successful.  Collaborations may pose a number of risks, including the following:

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

We may attempt to form additional collaborations in the future with respect to our product candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans.

We may attempt to form strategic collaborations, create joint ventures or enter into licensing arrangements with third parties with respect to our programs in addition to those that we currently have that we believe will complement or augment our existing business.  We may face significant competition in seeking appropriate strategic collaborators, and the negotiation process to secure appropriate terms is time consuming and complex.  We may not be successful in our efforts to establish such a strategic collaboration for any product candidates and programs on terms that are acceptable to it, or at all.  This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, the competitive or intellectual property landscape may be viewed as too intense or risky, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile.

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

Our estimates for the addressable patient population and our estimates for the prices we can charge for our product candidates may differ significantly from the actual market addressable by our product candidates.  For instance, our Phase II combination study of MT-3724 with GEMOX is focused on non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s B-cell lymphoma is 74,680 new cases and approximately 19,910 deaths were attributable to the disease in the United States in 2018, only a subset of which may benefit from treatment with MT-3724.  Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates.  These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect.  Further, new studies may change the estimated incidence or prevalence of these diseases.  The number of patients may turn out to be lower than expected.  Additionally, while we believe that the data in our Phase II clinical trials for MT-3724 will be supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications.  Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

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

Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of The Nasdaq Capital Market.  If we are not able to maintain the requirements for listing on The Nasdaq Capital Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.  As of November 6, 2018, we had outstanding a total of approximately 36,496,116 shares of common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  The perception in the market that these sales may occur could also cause the trading price of our common stock to decline.  As of November 6, 2018, we had outstanding a total of approximately 36,496,116 at shares of common stock. As a result of contractual arrangements entered into in connection with our September public offering, approximately 16.5 million shares of our common stock beneficially owned by our executive officers, directors and certain of our existing shareholders are subject to lock-up agreements until December 19, 2018 that prohibit, subject to certain exceptions, the offering, sale, contracting to sell, pledging or otherwise disposing of, directly or indirectly, any of our common stock or securities convertible into or exchangeable or exercisable for any of our common stock, entering into a transaction that would have the same effect, or entering into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock, whether any of these transactions are to be settled by delivery of our common stock or other securities, in cash or otherwise, or publicly disclosing the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, without, in each case, the prior written consent of the representatives of the underwriters of the public offering, who may release any of the securities subject to these lock-up agreements at any time without notice. To the extent shares are released before the expiration of the lock-up period and sold into the market, the market price of our common stock could decline significantly.

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

We incur significant legal, accounting and other expenses associated with public company reporting requirements.  We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as new implemented by the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market.  These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time consuming and costly.  For example, our management team includes certain individuals who were executive officers of Private Molecular prior to the Merger, some of whom have not previously managed and operated a public company.  These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations.  These rules and regulations also may make it difficult and expensive for us to obtain and maintain directors’ and officers’ liability insurance.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

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

As of September 30, 2018, our directors, officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 66% of our outstanding shares of common stock.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  Within this group, Santé Health Ventures I, L.P. and its affiliates own approximately 24% of our shares, Longitude Venture Partners III, L.P. and its affiliates own approximately 12% of our shares, Millennium Pharmaceuticals, Inc. owns approximately 8% of our shares and BVF Partners, L.P. owns approximately 7.6% of our shares.  This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

As of September 30, 2018, we had 63 full-time employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

10.1

Underwriting Agreement, dated September 20, 2018, among Molecular Templates, Inc. and Cowen and Company, LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 001-32979) filed with the SEC on September 24, 2018).

10.2 †	Development Collaboration and Exclusive License Agreement by and between Molecular Templates, Inc. and Millennium Pharmaceuticals, Inc., dated September 18, 2018.

10.3 †	Cancer Research Grant Contract, dated September 18, 2018, by and between Molecular Templates, Inc. and the Cancer Prevention and Research Institute of Texas.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Furnished herewith. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities the Exchange Act.

†

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Molecular Templates, Inc.

Date: November 13, 2018	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)

Date: November 13, 2018	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer (Principal Financial and Accounting Officer)