Form 10-Q/A
period 2018-09-30
Molecular Templates, Inc.
filed 2019-02-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32979

Molecular Templates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9301 Amberglen Blvd Suite 100 Austin, TX 78729	78729
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Original Report”) filed by Molecular Templates, Inc. with the Securities and Exchange Commission on November 13, 2018. This Amendment is being filed solely for the purpose of amending Exhibit 10.3 under Item 6 of Part II of the Original Report in connection with a request for confidential treatment of portions of such exhibits.

This Amendment continues to speak as of November 13, 2018, the filing date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1#	Underwriting Agreement, dated September 20, 2018, among Molecular Templates, Inc. and Cowen and Company, LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 001-32979) filed with the SEC on September 24, 2018).

10.2#†	Development Collaboration and Exclusive License Agreement by and between Molecular Templates, Inc. and Millennium Pharmaceuticals, Inc., dated September 18, 2018.

10.3†	Cancer Research Grant Contract, dated September 18, 2018, by and between Molecular Templates, Inc. and the Cancer Prevention and Research Institute of Texas.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS#	XBRL Instance Document.

101.SCH#	XBRL Taxonomy Extension Schema Document.

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*

Previously furnished. This certification is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and is not deemed to be incorporated by reference into any filing under the Securities the Exchange Act.

#	Previously filed with our Quarterly Report on Form 10-Q on November 13, 2018, which this Form 10-Q/A amends.

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

Molecular Templates, Inc.

Date: February 13, 2019	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)

Date: February 13, 2019	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer (Principal Financial and Accounting Officer)