Form 10-K
period 2018-12-31
Molecular Templates, Inc.
filed 2019-03-29
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of $5.23 of the Common Stock on The Nasdaq Capital Market on June 29, 2018 was approximately $59,774,264. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 22, 2019 there were 36,736,012 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2018 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to “Molecular,” the “Company,” “we,” “our,” “us” or similar terms refer to Molecular Templates, Inc. and our wholly owned subsidiaries.

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

Molecular’s initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. Molecular has developed ETBs for various targets, including CD20, CD38, HER2, and PD-L1. CD20 is central to B cell malignancies and is clinically validated as a target for the treatment of lymphomas and autoimmune disease. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers. Molecular’s lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in multiple phase II studies. The Phase I program consisted of a dose escalation portion, followed by a Phase Ib expansion cohort. Molecular recently initiated two Phase II studies for MT-3724, one monotherapy study that has the potential to be pivotal and a combination study with chemotherapy. Molecular expects to initiate a second combination study with Revlimid in the second quarter of 2019. Molecular expect two new ETBs, MT-5111 and TAK-169 to enter clinical trials in 2019. Molecular also expects to file an IND for its PD-L1 targeted ETB in the second half of 2019.

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

Challenges in Oncology

Existing mechanisms of action, the specific biochemical interaction through which a drug substance produces its pharmacological effect, are subject to numerous limitations in oncology. The clinical benefit of a given drug is a function of the biological properties of the drug, the target with which the drug interacts and the tumor indication being treated, but the relative contribution of each of these factors is difficult to separate. To date, significant challenges exist in identifying the most appropriate cancer targets, applying the most effective mechanisms of action and selecting the appropriate disease indications and most responsive patient populations for a particular drug. These challenges, including the following:

•

Availability of viable targets. The limited number of cancer targets addressable with currently available mechanisms of action; for example, targets appropriate for ADC approaches are relegated to those extracellular targets that already readily and efficiently self-internalize;

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

•

Maximizing the value of Molecular’s early pipeline through the continual improvement of Molecular’s technology. Since its founding, Molecular has made substantial progress in improving its ETB technology. Molecular has created a proprietary SLTA that has been heavily modified to dramatically reduce innate and adaptive immunogenicity. In addition, new approaches have been developed for the genetic fusion of the SLTA and antibody domain that enhances the potency of Molecular’s ETBs. Molecular has also developed ETBs that have the ability to deliver foreign class I antigens into target cells for expression in complex with MHC class I molecules on the target cell’s surface. Molecular has shown preclinically that certain foreign antigens can be functionally recognized by endogenous human T-cells thereby enabling a potentially new and differentiated approach to immuno-oncology.

•

Building a fully integrated discovery-to-commercial oncology company focused on compounds with unique and differentiated biology. Molecular believes that differentiated mechanisms of action are crucial for improving outcomes in oncology. Molecular has created a robust translational platform that Molecular believes allows it to create a sustainable, novel pipeline of ETBs with differentiated mechanisms of tumor destruction, relatively predictable PK and ADME, and scalable and economical manufacturing. If MT-3724, MT-111, or any future product candidates Molecular may develop are approved, Molecular will consider commercializing them itself in select markets.

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

MT-3724 is a ETB specific to the B-cell marker CD20 protein. Molecular developed MT-3724 to provide a non-radioactive means of direct cell-kill targeted to CD20 for the treatment of NHL. The differentiated mechanism of action of MT-3724 involves binding to the surface protein CD20, forcing internalization into the target cell, retrograde transport to the cytosol and subsequent enzymatic and permanent ribosome-inactivation. Following the completion of the Phase I dose escalation trial in 2017, Molecular conducted a Phase Ib expansion trial of MT-3724 in patients with relapsed/refractory DLBCL. Molecular recently initiated a Phase II monotherapy study that has the potential to be pivotal as well as a Phase II study of MT-3724 in combination with chemotherapy in earlier lines of DLBCL. In the second quarter of 2019, Molecular is also planning to a Phase II study of MT-3724 in combination with Revlimid.

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

Based on the clinical effect observed among DLBCL patients, Molecular opened a Phase Ib expansion study to further explore the potential of MT-3724 in DLBCL. A brief update on the first three patients dosed in the MT-3724 Phase Ib expansion was delivered at the World ADC Summit Europe on March 28, 2018. Observations included the following:

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

Molecular has since enrolled additional patients at the 50 mcg/kg dose. Molecular recently initiated a Phase II monotherapy DLBCL study that has the potential to be pivotal.

Furthermore, Molecular is developing MT-3724 in earlier lines of therapy in combination with chemotherapy and non-chemotherapy based regiments.  Molecular recently initiated a Phase IIa study combining MT-3724 with a chemo regimen in transplant-ineligible DLBCL patients.  Additionally, a second Phase IIa study evaluating MT-3724 in combination with Revlimid in DLBCL patients is planned to begin in the second quarter of 2019.

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

TAK-169—ETB Targeting CD38

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

Molecular was developing MT-4019, an ETB that specifically targets CD38. Upon signing the collaboration agreement with Takeda in September 2018, TAK-169, an ETB that was jointly discovered with Takeda became the lead CD38 ETB. The compound was evaluated in many of the same preclinical assays as daratumumab. Daratumumab is an anti-cancer drug originally developed by Genmab. The mechanism of action of TAK-169 is wholly different than daratumumab, and Molecular believes that TAK-169 may be active in CD38+ myeloma patients that have failed treatment with an anti-CD38 antibody.

The proposed development plan for TAK-169 is modeled on that of daratumumab. After a robust response rate in its Phase I trial, daratumumab was granted Breakthrough Therapy Designation, and its expanded Phase II trial (N=106) was considered sufficient for registration. If similar efficacy is seen with TAK-169, Molecular believes it may be possible to pursue a similar accelerated approval strategy via a Phase II clinical trial.

Preclinical Data with TAK-169

TAK-169 Structure

TAK-169 utilizes Molecular’s updated scaffold in which the fusion of the scFv to the SLTA has been optimized and in which the SLTA portion of the ETB has been de-immunized. TAK-169 has high affinity for the CD38 receptor and potent and specific cell-kill activity against CD38-expressing cells.

Figure 5.	TAK-169 Drug Product

De- immunized SLTA scaffold

The host immune response to bacterial proteins used in the treatment of solid tumors has historically prevented prolonged dosing and limited the utility of immunotoxins as a class of molecules. There has been much greater success with immunotoxins in hematological malignancies, as patients tend to be immunosuppressed due both to the nature of their disease and the drugs used in treatment (Kreitman et al., 2006). Multiple myeloma patients show a decreased immune response to bacterial proteins (Jacobson, et al., 1986), and Molecular has further reduced the likelihood of high levels of neutralizing antibodies by using its proprietary de-immunized SLTA, as shown in Molecular’s MT-4019 presentation at the 2017 AACR Annual Meeting. TAK-169 also utilizes Molecular’s de-immunized SLTA scaffold.

Clinical and Regulatory Plan

Molecular has begun to pursue GMP manufacturing for MT-TAK-169. Molecular has substantial expertise with the GMP manufacture of ETBs based on its successful production of MT-3724. Molecular has a non-GMP facility in-house and has conducted seven GMP campaigns with MT-3724. From its experience with MT-3724, Molecular believes it can transfer expression of TAK-169 and complete manufacturing for GLP toxicity studies within six months. Based on expression and process improvements, TAK-169 is expected to have similar or better yields than MT-3724.

Molecular and Takeda initiated IND-enabling studies to fully characterize TAK-169 based on toxicology and pharmacology in 2018. Molecular and Takeda expect to initiate a Phase I clinical trial for TAK-169 in 2019. Molecular was awarded a $15.2 million grant from CPRIT for the development of CD38 targeted ETBs.

Upcoming Presentations

TAK-169 AACR presentation. Molecular Templates plans to present on its CD38-targeted ETB, TAK-169 at the AACR Meeting in April 2019. TAK-169 has demonstrated potent cytotoxicity across a range of myeloma cell lines with a range of CD38 expression in vitro as well as in patient-derived samples including those with previous exposure to daratumumab. Furthermore, TAK-169 retains activity in the presence of excess approved, CD38 targeted therapeutic daratumumab. In xenograft models, complete regressions were observed using both a weekly and bi-weekly schedule of TAK-169. Tolerability studies in non-human primates demonstrate that repeat administration is tolerated at doses that are expected to be efficacious.

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

ETB Research & Development Partnerships

Takeda Pharmaceuticals

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into a collaboration and option agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd., or Takeda, to discover and develop CD38-targeting ETBs, which included MT-4019 for evaluation by Takeda (the “Takeda Collaboration Agreement”). Under the terms of the agreement, we were responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary fully human antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate an exclusive worldwide license agreement to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We were entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the agreement. To date, we have received $2.0 million under this agreement.

In connection with the Takeda Collaboration Agreement, we entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018 that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, we will receive up to $2.2 million in compensation. During the year ended December 31, 2018, we have received approximately $2.0 million under the Takeda Individual Project Agreement.

Takeda License Agreement

On September 18, 2018, we entered into a development collaboration and exclusive license agreement (the “License Agreement”) with Takeda for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

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

Pursuant to the License Agreement, Takeda made an upfront payment of $30.0 million to us. In addition to the upfront fee, if we exercise our co-development option and fund our share of development costs, we may receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325 million in milestone payments upon the achievement of certain sales milestone events. If we do not exercise our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we exercise our option to co-develop, and from high-single digits to low teens if we do not exercise its option to co-develop.

The parties will share in co-development costs in accordance with the terms of the License Agreement, and Takeda will be responsible for all costs incurred commercializing the Licensed Products.

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

Takeda Multi-Target Agreement

In June 2017, we entered into a Multi-Target Collaboration and License Agreement with Takeda (“Takeda Multi-Target Agreement”) in which we agreed to collaborate with Takeda to identify and generate ETBs, against two targets designated by Takeda. Takeda designated certain targets of interest as the focus of the research. Each party granted to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and we agreed to work exclusively with Takeda with respect to the designated targets.

Under the Takeda Multi-Target Agreement, Takeda has an option during an option period to obtain an exclusive license under our intellectual property to develop, manufacture, commercialize and otherwise exploit ETBs against the designated targets. The option period for each target ends three months after the completion of the evaluation of such designated target. Under the Takeda Multi-Target Agreement, both parties have the right to terminate the agreement, with a specified notice period.

We received an upfront fee of $1.0 million and an additional $2 million following the designation of each of the two targets in December 2017. As of December 31, 2018, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

We may also receive an additional $25.0 million in aggregate through the exercise of the option to license ETBs. Additionally, we may also be entitled to receive clinical development milestone payments of up to approximately $397.0 million, for achievement of development milestones and regulatory approval of collaboration products under the Takeda Multi-Target Agreement. We may also be entitled to receive commercial milestone payments of up to $150.0 million, for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Takeda Multi-Target Agreement. We are also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions. Finally, we are entitled to receive up to $10.0 million in certain contingency fees.

The Takeda Multi-Target Agreement will expire on the expiration of the option period (within three months after the completion of the evaluation of each designated target) for the designated targets if Takeda does not exercise its options, or, following exercise of the option, on the later of the expiration of patent rights claiming the licensed ETB or ten years from first commercial sale of a licensed ETB. The Takeda Multi-Target Agreement may be sooner terminated by Takeda for convenience or upon a change of control in our ownership, or by either party for an uncured material breach of the agreement.

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

Manufacturing

Molecular has built a GMP manufacturing facility located in Austin, TX to supply future clinical trial materials for internal and partnered ETB programs. Molecular relies in part on third-party contract manufacturing organizations, or CMOs, to manufacture and supply Molecular with GMP drug substance and drug product materials to support Molecular’s clinical trials. The manufacturing processes for MT-3724, TAK-169 and other preclinical ETB candidates have been developed by Molecular’s manufacturing staff. Once a process is developed and defined for an ETB, it is transferred to CMOs to scale-up and optimize for manufacturing that conforms to current GMP, or cGMP, standards. Molecular is building a GMP manufacturing facility located in Austin, TX to supply future clinical trial materials for internal and partnered ETB programs.

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

Evofosfamide

Overview

Evofosfamide is a prodrug designed to be activated under hypoxic conditions commonly found in the tumor microenvironment. Within regions of tumor hypoxia, evofosfamide releases bromo isophosphoramide mustard (Br-IPM), a potent DNA alkylating agent that kills tumor cells by forming DNA crosslinks. Once activated in hypoxic tissues, Br-IPM can also diffuse into surrounding oxygenated regions of the tumor and kill cells there via a “bystander effect”. Because of its preferential activation in the targeted hypoxic regions of solid tumors, evofosfamide may be less likely to produce broad systemic toxicity seen with untargeted cytotoxic chemotherapies.

Clinical Overview

The Company has a collaboration with the MD Anderson Cancer Center which presented preclinical data on evofosfamide in combination with immune checkpoint inhibitor antibodies. The data highlighted the promise of evofosfamide to improve the efficacy of this class of immuno-oncology therapeutics. Immune checkpoint inhibitors are potent anti-cancer therapies that unleash an immune system attack on cancer cells. Molecular Templates has initiated a clinical trial in various solid tumors evaluating evofosfamide in combination with one or more checkpoint inhibitor antibodies.

Intellectual Property Portfolio

Molecular seeks to protect proprietary rights to its platform technologies through a combination of patents and patent applications, trade secrets and know-how. Molecular’s platform technologies include ETBs directed to specific molecular targets, in which a Shiga toxin A subunit construct is linked to immunoglobulin domains directed to the molecular target, and their uses for treating cancer, killing cancer cells and selectively delivering payload molecules into target cells. Molecular’s platform technologies also include various ETB scaffolds regardless of target, and the Shiga toxin components of ETBs, including improved Shiga toxin A subunit constructs having disruptions of B-cell epitopes and/or T-cell epitopes for reduced immunogenicity when used in ETB scaffolds.

To cover its proprietary technologies and its current pipeline of proprietary ETB products and related methods, such as methods of use, Molecular has filed patent applications representing 13 international patent families, together covering 102 pending regional and national applications worldwide, including 14 pending U.S. patent applications and 91 foreign patent applications currently pending in the regional European Patent Office and nine other jurisdictions outside of the U.S. and Europe (Australia, Canada, China, Hong Kong, Israel, India, Japan, Mexico, and South Korea).  Patents have granted from four of these international patent families, including in Australia, Europe, and Japan.

Molecular’s patent families covering ETBs and modified ETB scaffolds for the targeted killing of cancer cells or for the selective delivery of molecules into a target cell include 13 internationally filed patent families. Patent rights in these patent families, if granted, will expire without extension in 2034–2038. Molecular also has a patent family directed to the screening of large ETB libraries, in which patent rights, if granted, will expire without extension in 2035. With respect to its ETB pipeline, Molecular’s lead compound which targets CD20, MT-3724, and pharmaceutical compositions and uses of MT-3724, are covered by three international patent families. Patent rights in these patent families, if granted, will expire without extension in 2034 and 2036. Molecular’s current pipeline also includes ETBs which target CD38, HER2, and PD-L1, covered by numerous patent applications, including one international patent family from which patent rights, if granted, will expire without extension in 2036.

As of December 31, 2018, Molecular owned 99 U.S. and foreign patents and patent applications relating to hypoxia-activated prodrugs and their manufacture, formulation and use, including covering the investigational prodrug evofosfamide currently in clinical development for treating cancer. These include 11 issued U.S. patents expiring from 2024 to 2031 and 59 issued foreign patents expiring from 2024 to 2036 (in each case, without extension), as well as four pending U.S., one pending Patent Cooperation Treaty and 19 pending foreign national patent applications, which, if issued, would in each case expire from 2024 to 2037 (without extension).

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as MT-3724, TAK-169, and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations and biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on Molecular. MT-3724, TAK-169 and any ETB product candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics Licensing Application, BLA, process before they may be legally marketed in the United States. The process generally involves the following:

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

The preclinical testing, clinical trials and the approval process requires substantial time, effort and financial resources, and Molecular cannot be certain that any approvals for MT-3724, TAK-169 and any future product candidates will be granted on a timely basis, or at all. The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans and must become effective before human clinical trials may begin.

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

Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies may perform additional animal studies and develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that MT-3724, TAK-169 and any future product candidates do not undergo unacceptable deterioration over their shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual prescription drug product program fees and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business (fewer than 500 employees). Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, or it may refuse to file the application and request additional information. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of a new molecular-entity (NME) or non NME NDA or original BLA and respond to the applicant, and six months from the filing date of a NME NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

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

U.S. Patent-term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of MT-3724, TAK-169 and any future product candidates, some of Molecular’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, Molecular may apply for restoration of patent term for Molecular’s currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Employees

As of December 31, 2018, Molecular had 68 full-time employees. 20 of Molecular’s employees have Ph.D., PharmD or M.D. degrees, and 16 of Molecular’s employees are engaged in research and development activities. None of Molecular’s employees are subject to a collective bargaining agreement. Molecular believes that Molecular has good relations with Molecular’s employees.

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

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time may also significantly impair our business operations. Our business could be harmed by any of these risks. Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before making any decision to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our prospects, financial condition, operating results and cash flows could be materially harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $30.3 million for year ended December 31, 2018.  As of December 31, 2018, we had an accumulated deficit of $94.7 million.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $98.0 million. In August 2017, we raised approximately $60.0 million though private placements of our common stock and warrants to purchase our common stock. In September 2018, we completed an underwritten public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	continue efforts to discover new product candidates;
•	undertake the manufacturing of our product candidates or increase volumes manufactured by third parties;
•	advance our programs into larger, more expensive clinical trials;
•	initiate additional preclinical, clinical, or other trials or studies for our product candidates;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel; and
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

We are obligated to develop and maintain proper and effective internal control over financial reporting. In the future, we may not complete our execution of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may result in additional material misstatements in our consolidated financial statements and may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. For example, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017, because a material weakness existed in our internal control over financial reporting related to not having adequate accounting personnel resulted in not timely and appropriately accounting for and disclosing the impact of complex, non-routine transactions in accordance with GAAP. Even though we remediated this material weakness as of December 31, 2018, if other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price.  Failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate.  We also will have to develop or acquire manufacturing capabilities or continue to contract with CMOs in order to continue development and potential commercialization of our product candidates.  For instance, if our costs of manufacturing our drug products are not commercially feasible, then we will need to develop or procure our drug products in a commercially feasible manner to successfully commercialize any future approved product, if any.  Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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

We also have historically received funds from state and federal government grants for research and development.  The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under this section titled “—Risks Related to the Development of Our Product Candidates—Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of product candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.”  Although we might apply for government contracts and grants in the future, we cannot assure you that we will be successful in obtaining additional grants for any product candidates or programs.

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

Risks Related to the Development of Our Product Candidates

Manufacturing difficulties, disruptions or delays could limit supply of our drug candidates and adversely affect our clinical trials.

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

In addition, as a drug candidate manufacturer with one facility, we are exposed to the following additional risks:

•	capacity of manufacturing facilities;
•	contamination of drug candidates in the manufacturing process;
•	natural or other disasters, including hurricanes, earthquakes, volcanoes or fires;
•	labor disputes or shortages, including the effects of health emergencies or natural disasters;
•	compliance with regulatory requirements;
•	changes in forecasts of future demand;
•	timing and actual number of production runs and production success rates and yields;

•	contractual disputes with our suppliers and contract manufacturers;
•	timing and outcome of product quality testing;
•	power failures and/or other utility failures;
•	breakdown, failure, substandard performance or improper installation or operation of equipment;
•	following BLA approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections;
•	we may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•

as a drug candidate manufacturers, we are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other U.S. and corresponding foreign requirements, and we carry the risk of non-compliance with these regulations and standards;

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates or equivalent regulatory agencies outside the U.S., or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.  In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients.  If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, which could result in product liability suits.

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications.  We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of product candidates.  Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates.  We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate. We currently have one ETB product candidate, MT-3724, in an initiated Phase II monotherapy study as well as a Phase I combination study with Gemcitabine and Oxaliplatin (GEMOX). The remainder of our product candidates are in preclinical development.  MT-3724 has only been administered in patients with non-Hodgkin’s lymphoma. This is only one of the multiple indications for which we plan to develop this product candidate.  There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, our clinical and preclinical data to date is not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent.  There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials.  Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks or failure in subsequent clinical trials.  Our clinical trials to date have been conducted on a small number of patients in limited numbers of clinical sites for a limited number of indications.  We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development.  A number of companies in the biopharmaceutical industry have suffered significant setbacks or failure in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials.

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

Even if we obtain regulatory approval for a product, we will remain subject to ongoing regulatory requirements. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP, regulations and corresponding foreign regulatory manufacturing requirements.  As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or marketing authorization application.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.  In addition, if the FDA, EMA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.  If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products.  An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market.  If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	impose restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	impose fines or issue warning letters;

•	issue consent decrees, injunctions or impose civil or criminal penalties;
•	suspend or withdraw regulatory approval;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our CMOs’ facilities; or
•	require product seizure or detention, recalls or refuse to permit the import or export of products.

Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity.  Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and our operating results would be adversely affected. In addition, regulatory authorities’ policies (such as those of the FDA or EMA) may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are otherwise not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

During the course of our development of our lead product candidate, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT.  We entered our first CPRIT award grant contract on November 7, 2012 (the “2012 CPRIT Agreement”). On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program (the “2018 CPRIT Agreement”). In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful.  Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

•

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future.  For example, under the terms of our 2018 CPRIT Award, we are required to pay CPRIT a percentage of our revenues from sales of products directly funded by CPRIT, or received from our licensees or sub licensees, at a percentage in the low to mid-single digits until the aggregate amount of such payments equals 400% of the funds we receive from CPRIT, and thereafter at a rate of one-half percent.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent our product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the US government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Intellectual Property

Our ability to compete effectively may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future product candidates and related processes for our developmental pipeline.

We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect our intellectual property related to our technologies and product candidates.  Our commercial success and viability depend in large part on our and any current and potential future licensors’ ability to obtain, maintain and enforce patent and other intellectual property protections in the United States, Europe and other countries worldwide with respect to our current and future proprietary technologies and product candidates.  If we or our current or future collaboration partners do not adequately protect such intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize product candidates and delay or render impossible our achievement of profitability.

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

Intellectual property rights have limitations and do not necessarily address all potential threats to our competitive advantage.  Our ability to obtain patent protection for our proprietary technologies, product candidates and their uses is uncertain, and the degree of future protection afforded by our intellectual property rights is uncertain due to a number of factors, including, but not limited to:

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

If we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection or data or market exclusivity for our product candidates or their uses, we may not be able to compete effectively, and our business and results of operations would be harmed.

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

Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new procedures providing opportunities for third parties to challenge any issued patent in the USPTO.  Included in these new procedures is a process known as inter partes review, or IPR, which has been generally used by many third parties to invalidate patents.  The IPR process is not limited to patents filed after the Leahy-Smith Act was enacted and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued or filed before March 16, 2013.  Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.  Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Issued patents covering our ETB technologies, product candidates and uses could be found invalid or unenforceable if challenged in court.

Even if our or our current or future collaboration partners’ patents do successfully issue and even if such patents cover our product candidates and methods of use, third parties may initiate interference, re-examination, post-grant review, IPR or derivation actions in the United States Patent and Trademark Office, or USPTO; may initiate third party oppositions in the European Patent Office, or EPO; or may initiate similar actions challenging the validity, enforceability or scope of such patents in other patent administrative proceedings worldwide, which may result in patent claims being narrowed or invalidated.  Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover competitive technologies, product candidates or methods of use.  Further, if we initiate legal proceedings against a third party to enforce a patent covering our technologies, product candidates or uses, the defendant could counterclaim that our relevant patent is invalid or unenforceable.  In patent litigation in the United States, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims.  Further, in the United States, a third party, including a licensee of one of our or our current or future collaboration partners’ patents, may initiate legal proceedings against us in which the third party challenges the validity, enforceability, or scope of our patent(s).

In administrative and court actions, grounds for a patent validity challenge may include alleged failures to meet any of several statutory requirements, including lack of novelty, nonobviousness (or inventive step) and, in some cases clarity, adequate written description or non-enablement of, the claimed invention.  Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the Examiner during prosecution in the USPTO or made a misleading statement during prosecution in the USPTO, the EPO or elsewhere.  Third parties also may raise similar claims before administrative bodies in the USPTO or the EPO, even outside the context of litigation.  The outcome following legal assertions of invalidity and unenforceability are unpredictable.  With respect to patent claim validity, for example, we cannot be certain that there is no invalidating prior art, of which we or the patent examiner was unaware during prosecution.  Further, we cannot be certain that all of the potentially relevant art relating to our patents and patent applications has been brought to the attention of every patent office.  If a defendant or other patent challenger were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least in part, and perhaps all, of the patent protection on our ETB technology, product candidates and associated uses.

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

There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the claimed invention at issue on the grounds that our or our current or future collaboration partners’ patent claims do not cover the claimed invention.  Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property.  An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.  Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question.  In this case, we could ultimately be forced to cease use of such trademarks.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents.  However, trade secrets can be difficult to protect.  We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, contractors and other third parties.  We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.  While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach.  In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties.  We are currently not aware of U.S. or foreign patents or pending patent applications owned by third parties that cover our ETB product candidates or therapeutic uses of those ETB product candidates.  In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications.  If we identify any such patents or pending applications, we may in the future pursue available proceedings in the United States and foreign patent offices to challenge the validity of these patents and patent applications.  In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications.  If any patents or patent applications cover our product candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our product candidates, including MT-3724, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

We may be unsuccessful in obtaining or maintaining third-party intellectual property rights necessary to develop our ETB technologies or to commercialize our product candidates and associated methods of use through acquisitions and in-licenses.

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information.

Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, in May 2016, the EU Parliament adopted the comprehensive General Data Privacy Regulation (the “GDPR”) to, among other things, impose more stringent data protection requirements for processors and controllers of personal data and provide for greater penalties and fines for noncompliance, including fines in amounts up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR became fully effective in May 2018. In addition, in 2018, California adopted a new privacy law, scheduled to go into effect on January 1, 2020, that borrows heavily from the GDPR. Complying with the enhanced obligations imposed by the GDPR and other applicable international and U.S. privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials, manufacture our product candidates and perform other services.  If these third parties do not successfully carry out their contractual duties, meet expected deadlines or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor and manage our ongoing clinical programs.  We rely on these parties for execution of clinical trials and we manage and control only some aspects of their activities.  We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.  We and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development.  If we, or any of our CROs or vendors, fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.  We cannot be assured that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements.  Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.

If any of our relationships with these third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms.  In addition, our CROs may not prioritize our clinical trials relative to those of other customers, and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates.  CROs also may involve higher costs than anticipated, which could negatively affect our financial condition and operations.

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

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:

•

we may be unable to identify manufacturers on acceptable terms or at all, because the number of qualified potential manufacturers is limited. Following BLA approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections;

•	our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•

our future third-party manufacturers may not perform as contractually agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;

•

drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other U.S. and corresponding foreign requirements, and we do not have control over third-party manufacturers’ compliance with these regulations and standards;

•

if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates; and

•	our third-party manufacturers could breach or terminate their agreement with us.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates or equivalent regulatory agencies outside the U.S., or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.  In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients.  If these tests are not appropriately conducted and test data are not reliable, patients could be put at risk of serious harm, which could result in product liability suits.

We depend on Takeda for the conduct and funding of the development and commercialization of CD38 SLT-A Fusion Proteins.

In September 2018, we expanded our collaboration with Takeda, focused on the development collaboration of the parties regarding CD38 SLT-A fusion proteins, including MT-4019, by entering into the License Agreement. The primary objective of the strategic alliance is to advance novel therapies for indications associated with oncology, particularly multiple myeloma patients.

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

Disputes may arise between us and Takeda, which may delay or cause the termination of any CD38 SLT-A fusion protein clinical trials, result in significant litigation or cause Takeda to act in a manner that is not in our best interest. If development of the CD38 SLT-A fusion proteins does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Takeda with respect to the CD38 SLT-A fusion proteins and may owe Takeda certain development milestones and royalties as well as amounts owed by Takeda pursuant to any of its third-party license agreements.

If Takeda terminates the License Agreement prior to regulatory approval of any drug candidates under this License Agreement, we may have to seek a new partner for development or commercialization or undertake and fund the development of the CD38 SLT-A fusion proteins or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of the CD38 SLT-A fusion proteins ourselves, we may have to curtail or abandon that development or commercialization, which could harm our business.

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

The development and commercialization of new drug products is highly competitive.  We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-3724 and the other product candidates that we may seek to develop or commercialize in the future.  We are aware that companies including the following have therapeutics marketed or in development that could compete directly or indirectly with ETBs: Genentech, Bayer, Takeda, AbbVie, Celgene, Seattle Genetics, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, Mersana and F-Star.  Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than MT-3724 or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products.  In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the CMS, an agency within the United States Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare.  Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree.  It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as ours and what reimbursement codes our product candidates may receive if approved.

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

The market price of our common stock could be subject to significant fluctuations.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-3724 or other product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder class action litigation;
•	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business and stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;

•	the trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to ETB therapeutics generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies.  These broad market fluctuations may also adversely affect the trading price of our common stock.

Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of The Nasdaq Capital Market.  If we are not able to maintain the requirements for listing on The Nasdaq Capital Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.  As of December 30, 2018, we had outstanding a total of approximately 36,736,012 shares of common stock.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  The perception in the market that these sales may occur could also cause the trading price of our common stock to decline.  As of December 31, 2018, we had outstanding a total of approximately 36,736,012 at shares of common stock. As a result of contractual arrangements entered into in connection with our September public offering, approximately 16.5 million shares of our common stock beneficially owned by our executive officers, directors and certain of our existing shareholders were subject to lock-up agreements until December 19, 2018 that prohibited, subject to certain exceptions, the offering, sale, contracting to sell, pledging or otherwise disposing of, directly or indirectly, any of our common stock or securities convertible into or exchangeable or exercisable for any of our common stock, entering into a transaction that would have the same effect, or entering into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock, whether any of these transactions are to be settled by delivery of our common stock or other securities, in cash or otherwise, or publicly disclosing the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, without, in each case, the prior written consent of the representatives of the underwriters of the public offering, who may release any of the securities subject to these lock-up agreements at any time without notice. These shares can now be sold into the market and may cause the market price of our common stock to decline significantly.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Even after giving effect to the funds raised in the past, we expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner in which we may determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

Pursuant to our 2018 Equity Incentive Plan, or the 2018 Plan, we are authorized and have available to grant equity awards to our employees, directors and consultants for up to an aggregate of 3.4 million shares of our common stock reserved for issuance pursuant to the 2018 Plan as of December 31, 2018, which includes potential forfeitures and cancellations of outstanding stock options from the 2009 Equity Incentive Plan, 2014 Equity Incentive Plan and 2004 Equity Incentive Plan. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

We may incur significant costs from class action litigation due to our expected stock volatility.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of future collaborators or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies.

This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, it could result in substantial costs defending the lawsuit and diversion of the time, attention and resources of our Board of Directors and management, which could significantly harm our profitability and reputation.

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

We incur, and will continue to incur, costs and demand significantly increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.

As a public company listed on The Nasdaq Capital Market, and particularly after we cease to be a “smaller reporting company”, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We also expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors and committees thereof or as executive officers.

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

As of December 31, 2018, our directors, officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 42% of our outstanding shares of common stock.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  Within this group, Santé Health Ventures, LLC and its affiliates own approximately 24% of our shares, Longitude Capital Management Company, LLC and its affiliates own approximately 12% of our shares, Millennium Pharmaceuticals, Inc. owns approximately 8% of our shares BVF Partners, L.P. owns approximately 8% of our shares, Perceptive Advisors, LLC and its affiliates own approximately 6% of our shares. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

If securities or industry analysts do not publish, or cease publishing, research or reports, or publish unfavorable research or reports, about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business.  We do not have any control over these analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock.  In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports and there can be no assurance that analysts will provide favorable coverage.  The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research.  If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. As of December 31, 2018, we qualify as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications.  Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

As of December 31, 2018, we had 68 full-time employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In October 2016, we entered into a facility lease agreement for 18,000 square feet of office and laboratory space in Austin, Texas, which serves as out corporate headquarters. The lease was initially set to expire in May 2022. In January 2017, Molecular entered into a first amendment to the lease to add an additional 4,000 square feet, consisting mostly of laboratory space. In March 2017, Molecular entered into a second amendment to the lease to add an additional 11,000 square feet of office and laboratory space. The term of Molecular’s lease for the Austin, TX space expires August 2023.  The lease has an option to renew for one additional five-year period at our discretion.

We also lease two properties for use as office space occupying approximately 12,000 square feet in the aggregate in Jersey City, New Jersey under leases expiring in September 2019, and December 2021, respectively.

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

Market Information

Shares of Threshold Pharmaceuticals, Inc. common stock were historically listed on the Nasdaq Capital Market under the symbol “THLD.” After completion of the Merger on August 1, 2017, Threshold Pharmaceuticals, Inc was renamed “Molecular Templates, Inc.” and commenced trading on the Nasdaq Capital Market under the symbol “MTEM” on August 2, 2017.

There were approximately 51 holders of record of our common stock as of March 22, 2019.  On March 22, 2019, the last reported sales price per share of our common stock was $5.43 per share.

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and have therefore omitted the information required by this Item 6.

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

Overview

We are a clinical-stage oncology company focused on the discovery and development of engineered toxin bodies, or ETBs, which are differentiated, targeted, biologic therapeutics for cancer. We believe ETBs offer a differentiated mechanism of action that may address some of the limitations associated with currently available cancer therapeutics. ETBs utilize a genetically engineered form of SLTA, a ribosome inactivating bacterial protein that can be targeted to specifically destroy cancer cells.

Business

We are a clinical-stage oncology company focused on the discovery and development of differentiated, targeted, biologic therapeutics for cancer. We utilize our proprietary biologic drug platform to design and generate ETBs, which we believe provides a differentiated mechanism of action that may be beneficial in patients resistant to currently available cancer therapeutics. ETBs use a genetically engineered version of the SLTA. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate SLTB to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In our scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a cancer target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cancer cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

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

We are a clinical-stage company and have not generated revenue from product sales. Our ability to generate enough revenue to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our ETB candidates. Since inception, we have incurred significant operating losses. For the year ended December 31, 2018 and 2017, we incurred net losses of $30.3 million and $23.1 million, respectively. As of December 31, 2018, we had an accumulated deficit of $94.7 million.

In September 2018, we completed an underwritten public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021.

Collaboration Agreements

Takeda Pharmaceuticals

We recognize collaboration revenue over time as a customer obtains control of promised goods or services. For more information about our collaboration revenue, please see Note 4, “Research and Development Agreements” to our audited consolidated financial statements for the years ended December 31, 2018, included in this Annual Report on Form 10-K.

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. Under the terms of the agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We are entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the agreement. As of December 31, 2018, we have received $2.0 million under the Takeda Collaboration Agreement.

In connection with the Takeda Collaboration Agreement, we entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018 that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, we will receive up to $2.2 million in compensation. During the year ended December 31, 2018, we have received approximately $2.0 million under the Takeda Individual Project Agreement.

For more information about our collaboration agreements, please see Note 4, “Research and Development Agreements” to our audited consolidated financial statements for the years ended December 31, 2018, included in this Annual Report on Form 10-K.

Takeda Development and License Agreement

On September 18, 2018, we entered into a development collaboration and exclusive license agreement (the “License Agreement”) with Takeda for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

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

Pursuant to the License Agreement, Takeda made an upfront payment of $30.0 million to us. In addition to the upfront fee, if we exercise our co-development option and fund our share of development costs, we may receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325 million in milestone payments upon the achievement of certain sales milestone events. If we do not exercise our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we exercise our option to co-develop, and from high-single digits to low teens if we do not exercise its option to co-develop.

The parties will share in co-development costs in accordance with the terms of the License Agreement, and Takeda will be responsible for all costs incurred commercializing the Licensed Products.

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

For more information about our collaboration agreements, please see Note 4, “Research and Development Agreements” to our audited consolidated financial statements for the years ended December 31, 2018, included in this Annual Report on Form 10-K.

Takeda Multi-Target Agreement

In June 2017, we entered into a Multi-Target Collaboration and License Agreement with Takeda (“Takeda Multi-Target Agreement”) in which we agreed to collaborate with Takeda to identify and generate ETBs, against two targets designated by Takeda. Takeda designated certain targets of interest as the focus of the research. Each party granted to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and we agreed to work exclusively with Takeda with respect to the designated targets.

Under the Takeda Multi-Target Agreement, Takeda has an option during an option period to obtain an exclusive license under our intellectual property to develop, manufacture, commercialize and otherwise exploit ETBs against the designated targets. The option period for each target ends three months after the completion of the evaluation of such designated target. Under the Takeda Multi-Target Agreement, both parties have the right to terminate the agreement, with a specified notice period.

We received an upfront fee of $1.0 million and an additional $2 million following the designation of each of the two targets in December 2017. As of December 31, 2018, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

We may also receive an additional $25.0 million in aggregate through the exercise of the option to license ETBs. Additionally, we may also be entitled to receive clinical development milestone payments of up to approximately $397.0 million, for achievement of development milestones and regulatory approval of collaboration products under the Takeda Multi-Target Agreement. We may also be entitled to receive commercial milestone payments of up to $150.0 million, for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Takeda Multi-Target Agreement. We are also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions. Finally, we are entitled to receive up to $10.0 million in certain contingency fees.

The Takeda Multi-Target Agreement will expire on the expiration of the option period (within three months after the completion of the evaluation of each designated target) for the designated targets if Takeda does not exercise its options, or, following exercise of the option, on the later of the expiration of patent rights claiming the licensed ETB or ten years from first commercial sale of a licensed ETB. The Takeda Multi-Target Agreement may be sooner terminated by Takeda for convenience or upon a change of control in our ownership, or by either party for an uncured material breach of the agreement.

For more information about our collaboration agreements, please see Note 4, “Research and Development Agreements” to our audited consolidated financial statements for the years ended December 31, 2018, included in this Annual Report on Form 10-K.

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

For more information about our collaboration agreements, please see Note 4, “Research and Development Agreements” to our audited consolidated financial statements for the years ended December 31, 2018, included in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

Our revenue has consisted principally of research and development revenue and grant revenue.

Grant revenue relates to our Cancer Prevention Research Institute of Texas, or CPRIT grants for MT-3724 and MT-4019. CPRIT grant funds for MT-3724 are provided to us in advance as conditional cost reimbursement where revenue is recognized as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue. CPRIT grant funds for MT-4019 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as unbilled revenue.

Research and Development revenue primarily relates to our collaboration agreements with Takeda which are accounted for using the percentage-of-completion cost-to-cost method. We have an ongoing research collaboration with Takeda Pharmaceuticals related to the evaluation of our ETB technology that was initiated in the fourth quarter 2016. The Takeda Collaboration Agreement, Takeda License Agreement and Takeda Multi-Target Agreement provide for upfront technology access fees, milestone payments and reimbursement payments.

For more information about our revenue recognition policy, please see Note 1, “Summary of Significant Accounting Policies” to our audited consolidated financial statements for the years ended December 31, 2018, included in this Annual Report on Form 10-K.

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

Other Income (Expense)

Other income (expense) includes interest and other income, interest and other expense, loss on conversion of notes and change in fair value of warrant liabilities.

Results of Operations

Comparison for the Years Ended December 31, 2018 and 2017

The table below summarizes Molecular’s results of operations for the years ended December 31, 2018 and 2017.

	Years ended December 31,
	2018	2017
Research and development revenue - from related party	$7,087	$1,908
Research and development revenue - other	196	500
Grant revenue	6,002	987
Total revenue	13,285	3,395
Research and development expenses	30,202	9,487
General and administrative expenses	14,082	11,755
Total operating expenses	44,284	21,242
Loss from operations	30,999	17,847
Interest and other income, net	751	51
Interest and other expense, net	(990)	(853)
Change in fair value of warrant liabilities	951	128
Loss on conversion of notes	—	(4,619)
Net loss	$30,287	$23,140

Research and development revenue – from related party

Research and development revenue – from related party increased $5.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Research and development revenues for the year ended December 31, 2018 and 2017 were comprised of research and development revenues from our collaboration with Takeda.  The increase in research and development revenues from our collaboration with Takeda was primarily due to revenue recognized under the Takeda Development and License Agreement and theTakeda Individual Project Agreement.

Research and development revenue – other decreased $0.3 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. Research and development revenues for the year ended December 31, 2018 and 2017 were comprised of research and development revenues from our collaboration with an undisclosed company. All research and development services under this collaboration had been completed as of December 31, 2018.

For further information on our collaboration agreements refer to Note 4 “Research and Development Agreements” our audited consolidated financial statements for the years ended December 31, 2018, included in this Annual Report on Form 10-K.

Grant Revenue

Grant revenue increased $5.0 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily attributable to the CPRIT grant related to CD-38 targeting ETB MT-4019; and to CPRIT Phase II program expenses increasing during the year ended December 31, 2018.

Research and Development Expenses

The table below summarizes Molecular’s research and development costs for the years ended December 31, 2018 and 2017.

Research and development expenses by cost type:	Years ended December 31,
	2018	2017
Employee compensation	$8,128	$2,903
Program costs	17,375	5,156
Laboratory costs	2,082	843
Other research and development costs	2,617	585
Total research and development expenses	$30,202	$9,487

Research and development expenses increased $20.7 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was primarily due to costs related to increased outsourced program costs, along with increased payroll related costs due to increased headcount.

From a program perspective, all of our research and development expenses relate to the discovery and development of ETBs. From a program perspective, the increase in outsourced program costs during the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily due to increase in costs related to HER2 of $4.2 million, CD-38 of $1.6 million, PD-L1 of $1.9 million and DLBCL of $2.1 million.

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

General and Administrative Expenses

General and administrative expenses increased $2.3 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily attributable to costs associated with being a publicly traded company, along with increased payroll related costs due to increased headcount.

Interest and Other Income

Interest and other increased $700,000 during the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to higher yielding investments and higher cash, cash equivalents and marketable securities balances.

Interest and Other Expense

Interest and other expense increased $137,000 during the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to interest expense associated with the Perceptive Credit Facility.

Change in fair value of warrant liability

The change in fair value of warrant liabilities relates to the revised fair value of the 2017 warrants categorized as liabilities. The decrease in the change in fair value of the warrant liabilities is primarily due to the decrease in the underlying stock price of our common stock as well the decrease in the expected term of the warrants as they are nearing expiration.

Loss on conversion of notes

The Loss on Conversion of Notes during the year ended December 31, 2017 was due to a loss recorded as part of the Merger, related to the conversion of convertible notes to common stock.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-3724, MT-4019 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We have incurred an accumulated deficit of $94.7 million through December 31, 2018. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our current research and development plans, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into first half of 2021.

Our financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next 12 months. To date, we have financed our operations through private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaborators under our research evaluation agreements, as well as funding from governmental bodies and bank and bridge loans. Since 2009, we raised gross proceeds of $78.2 million from private placements of equity securities, including $40.0 million from the Private Placement in August 2017 and $20.0 million from the Takeda Financing in August 2017; as well as approximately $52 million in gross proceeds from a public offering in September 2018. Since 2009, we have also received aggregate gross proceeds of $39.7 million from our collaborators, received $10.0 million in proceeds from related-party convertible promissory notes, received $6.0 million in proceeds from bank loan from Silicon Valley Bank, or SVB, $5.0 million in proceeds from the Perceptive Facility; and assumed $15.2 million of cash balances of Threshold upon the closing of the Merger.

In April 2014, we entered into a loan and security agreement with SVB that was subsequently amended in April 2015 (the “Growth Capital Loan”), and we borrowed an aggregate of $6.0 million under the Growth Capital Loan through February 27, 2018. We used the proceeds from the Perceptive Credit Facility to pay off the Growth Capital Loan on February 27, 2018. We paid $3.2 million in principal, $375,000 in a final fee, and $42,000 in interest during the year ended December 31, 2018.

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

On September 18, 2018, we entered into the CPRIT Agreement in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving a CD38 targeting ETB (MT-4019).

On December 21, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, which provides that, upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Cantor, acting as agent. To date, we have not sold any shares under the Sales Agreement and may choose to sell shares of our common stock having an aggregate offering price of up to $50.0 million in the future.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $98.0 million. As of December 31, 2017, we had cash and cash equivalents of $58.9 million.

Cash Flows

Comparison of Years Ended December 31, 2018 and 2017

The table below summarizes Molecular’s cash flows for the years ended December 31, 2018 and 2017.

(in thousands)	Years ended December 31,
	2018	2017
Net cash used in operating activities	$(4,465)	$(14,264)
Net cash provided by / (used in) investing activities	(15,945)	9,715
Net cash provided by financing activities	49,221	61,743
Net increase in cash and cash equivalents	$28,811	$57,194

The decrease in net cash used in operating activities to $4.5 million for the year ended December 31, 2018 from $14.3 million for the year ended December 31, 2017 was primarily due to an increase in deferred revenue related to a $30 million upfront payment received in October 2018, under the Takeda License Agreement, partially offset by an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities to $15.9 million for the year ended December 31, 2018 from net cash provided by investing activities of $9.7 million for the December 31, 2017 was primarily due to purchase of marketable securities as well as increased leasehold improvements and increased purchases of equipment related to our GMP manufacturing facility build-out in our Austin, Texas facility.

The decrease in net cash provided by financing activities to $49.2 million for the year ended December 31, 2018 from $61.7 million for the year ended December 31, 2017 was primarily due to approximately $48.1 million net proceeds from issuance of common stock in September 2018 compared to $57.6 million in proceeds from issuance of common stock and warrants in August 2017.

Operating and Capital Expenditure Requirements

Other than for one year, we have not achieved profitability since our inception and had an accumulated deficit of $94.7 million as of December 31, 2018. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seeks to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-3724, MT-4019, our pre-clinical programs, and expands our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	complete the ongoing Phase I expansion clinical trial of MT-3724, our lead ETB candidate;
•	initiate other Phase Ib and initiate Phase II clinical trials of MT-3724;
•	conduct the Phase I clinical trial of MT-4019, our second ETB candidate;
•	continue the research and development of our other ETB candidates, including completing pre-clinical studies and commencing clinical trials;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
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

We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into first half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Controlled Equity OfferingSM Sales Agreement

On December 21, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, which provides that, upon the terms and subject to the conditions and limitations set forth in the Sales Agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Cantor, acting as agent.

Subject to the terms and conditions of the Sales Agreement, upon placement of a delivery notice by us, Cantor may sell our common stock by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act. We may instruct Cantor not to sell common stock if the sales cannot be effected at or above the price designated by us from time to time. We or Cantor may suspend the offering of common stock upon notice and subject to other conditions.

We will pay Cantor an amount equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. In connection with the sale of common stock on our behalf, Cantor will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Cantor will be deemed to be underwriting commissions or discounts. We have also agreed to provide indemnification and contribution to Cantor with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended.

The offering of our common stock pursuant to the Sales Agreement will terminate upon the earlier of (1) the sale of all shares of our common stock subject to the Sales Agreement or (2) termination of the Sales Agreement as permitted therein. We and Cantor may each terminate the Sales Agreement at any time upon 10 days’ prior notice and Cantor may terminate the Sales Agreement at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market our common stock or to enforce contracts for the sale of our common stock.

The shares subject to the Sales Agreement are registered pursuant to a registration statement on Form S-3 (File No. 333-228975), filed with the SEC on December 21, 2018, as amended, and declared effective by the SEC on February 14, 2019. To date, we have not sold any shares under the Sales Agreement and may choose to sell shares of our common stock having an aggregate offering price of up to $50.0 million in the future.

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

Grant revenue relates to the grants we have received from governmental bodies that are conditional cost reimbursement grants, and we recognize revenue as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) provisions of ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with available practical expedients. The reported results for 2018 reflect the application of ASC 606 guidance, while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as “Previous Guidance.”

Under ASC 606, we recognize revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.

We identify the goods or services promised within each collaboration agreement and assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. If a promised good or service is not distinct, an entity is required to combine that promised good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The allocation of the transaction price to the performance obligations in proportion to their standalone selling prices is determined at contract inception. If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

In determining the transaction price, we adjust consideration for the effects of the time value of money if there is a significant benefit of financing. We assessed its collaboration agreements and concluded that no significant financing components were present.

If an arrangement contains customer options that allow the customer to acquire additional goods or services, including an exclusive license to our intellectual property, the goods and services underlying the customer options are evaluated to determine whether they are deemed to represent a material right. In determining whether the customer option has a material right, we assess whether there is an option to acquire additional goods or services at a discount. If the customer option is determined not to represent a material right, the option is not considered to be performance obligations at the outset of the arrangement. If the customer option is determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until the option is exercised.

We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied over time, with progress toward completion measured based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified. Estimating costs under our collaboration agreements is complex and involves significant judgment. Factors that must be considered in making estimates include labor productivity and availability, the nature and technical complexity of the work to be performed, potential performance delays, availability and timing of funding from the customer and progress toward completion. Adjustments to original estimates are often required as work progresses and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known, or an adjustment is otherwise warranted, such as in the case of contract change orders. We have procedures and processes in place to monitor the actual progress of a project against estimates and our estimates are updated if circumstances are warranted.

Performance obligations may include research and development services to be performed by us on behalf of the collaboration partner. Revenue is recognized on research and development efforts as the services are performed and presented on a gross basis, since we are the principal.

Under collaboration agreements, the timing of revenue recognition and contract billings may differ and result in contract assets and contract liabilities. Contract assets represent revenues recognized in excess of amounts billed under collaboration agreements and are transferred to accounts receivable when billed or billing rights become unconditional. Contract liabilities represent billings in excess of revenues recognized under collaboration agreements.

For further information regarding our revenue recognition, please see Note 1 “Summary of Significant Accounting Policies”) to our audited consolidated financial statements for the year ended December 31, 2018, included in this Annual Report on Form 10-K.

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

Income Taxes

For the years ended December 31, 2018 and 2017, we did not record an income tax provision due to net operating losses and the inability to record an income tax benefit. As of December 31, 2018, we had accumulated approximately $95.0 million in federal net operating loss carryforwards to reduce future taxable income. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2021 for federal tax purposes. Our net operating loss carryforwards are subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws.

At December 31, 2018, we had federal research and development tax credits of approximately $1.9 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $0.2 million, which have no expiration date.

Molecular has not recorded a benefit from our net operating loss or research credit carryforwards because we believe that it is uncertain that we will have sufficient income from future operations to realize the carryforwards prior to their expiration. Accordingly, we have established a valuation allowance against the deferred tax asset arising from the carryforwards.

Stock-Based Compensation

Our accounts for stock-based compensation expense related to stock options granted to employees, non-employees, and members of our board of directors under our 2018 Equity Incentive Plan, 2014 Equity Incentive Plan, as amended, and our 2009 Stock Plan, as amended, by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense on a straight-line basis over the vesting term.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1 (“Summary of Significant Accounting Policies”) to our audited financial statements for the year ended December 31, 2018, included in this Annual Report on Form 10-K.

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

MOLECULAR TEMPLATES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Molecular Templates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Molecular Templates, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU 2014-09

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Austin, Texas

March 29, 2019

MOLECULAR TEMPLATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$87,721	$58,910
Marketable securities, current	10,234	—
Prepaid expenses	2,244	1,485
Accounts receivable from related party	240	—
Other current assets	4,424	19
Total current assets	104,863	60,414
Property and equipment, net	6,851	1,952
In-process research and development	26,623	26,623
Other assets	1,821	1,402
Total assets	$140,158	$90,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780	$2,517
Accrued liabilities	5,357	2,690
Current portion of long-term debt	—	2,400
Deferred revenue, current	26,231	2,765
Other current liabilities	141	70
Total current liabilities	32,509	10,442
Warrant liabilities	3	954
Deferred revenue, long-term	2,670	—
Long-term debt, net	3,254	1,078
Other liabilities	816	628
Total liabilities	39,252	13,102
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2018 and 2017; Issued and outstanding: 36,736,012 and 26,898,330 shares at December 31, 2018 and 2017, respectively.	37	27
Additional paid-in capital	195,573	141,733
Accumulated other comprehensive loss	—	—
Accumulated deficit	(94,704)	(64,471)
Total stockholders’ equity	100,906	77,289
Total liabilities and stockholders’ equity	$140,158	$90,391

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017
Research and development revenue - from related party	$7,087	$1,908
Research and development revenue - other	196	$500
Grant revenue	6,002	987
Total revenue	13,285	3,395
Operating expenses:
Research and development	30,202	9,487
General and administrative	14,082	11,755
Total operating expenses	44,284	21,242
Loss from operations	30,999	17,847
Interest and other income, net	751	51
Interest and other expense, net	(990)	(853)
Change in fair value of warrant liabilities	951	128
Loss on conversion of notes	—	(4,619)
Net loss	30,287	23,140
Deemed dividends on preferred stock	—	958
Net loss attributable to common shareholders	$30,287	$24,098
Net loss per share attributable to common shareholders:
Basic and diluted	$1.02	$2.11
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	29,601,692	11,400,881
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	—	—
Comprehensive loss	$30,287	$24,098

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

						Accumulated		Total
	Convertible Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2016	9,116,405	$25,871	214,641	$—	$568	$—	$(40,373)	$(39,805)
Issuance of common stock pursuant to stock plans	—	—	17,430	—	61	—	—	61
Deemed dividends on preferred stock	—	958	—	—	—	—	(958)	(958)
Conversion of preferred stock to common stock in connection with merger	(9,116,405)	(26,829)	9,220,478	9	26,820	—	—	26,829
Conversion of preferred stock warrants to common stock in connection with merger	—	—	12,653	—	87	—	—	87
Conversion of redeemable convertible notes to common stock	—	—	2,208,716	2	15,103	—	—	15,105
Issuance of common stock and assumption of options in connection with the merger	—	—	6,508,356	7	39,663	—	—	39,670
Issuance of common stock to Takeda and certain other investors, net of issuance costs of $2.4 million	—	—	8,716,056	9	57,639	—	—	57,648
Stock-based compensation	—	—	—	—	1,792	—	—	1,792
Change in unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	(23,140)	(23,140)
Balances, December 31, 2017	—	—	26,898,330	27	141,733	—	(64,471)	77,289
Issuance of common stock pursuant to stock plans	—	—	407,682	1	282	—	—	283
Issuance of warrant to purchase common stock in relation to term loan facility	—	—	—	—	1,522	—	—	1,522
Issuance of common stock in a public offering, net of issuance costs of $3.8 million	—	—	9,430,000	9	48,044	—	—	48,053
Stock-based compensation	—	—	—	—	3,992	—	—	3,992
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	(30,287)	(30,287)
Balances, December 31, 2018	—	$—	36,736,012	$37	$195,573	$—	$(94,704)	$100,906

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$30,287	$23,140
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	974	155
Stock-based compensation expense	3,992	1,792
Amortization of debt discount and accretion related to long term debt	318	342
Change in common stock warrant fair value	(951)	(128)
Accretion of asset retirement obligations	39	—
Capitalized interest	(125)	—
Loss on extinguishment of debt	115	4,619
Loss on disposal of equipment	35	2
Changes in operating assets and liabilities:
Prepaid expenses	(825)	(410)
Accounts receivable from related party	(240)	0
Other current assets	(4,351)	(12)
Other assets	(450)	(81)
Accounts payable	(1,736)	1,209
Accrued liabilities	2,667	155
Other current liabilities	88	20
Other liabilities	136	318
Deferred revenue	26,136	895
Net cash used in operating activities	(4,465)	(14,264)
Cash flows from investing activities:
Cash received from merger transaction	—	11,216
Purchases of property and equipment	(5,722)	(1,101)
Purchases of marketable securities	(10,223)	—
Increase in other assets	—	(400)
Net cash provided by (used in) investing activities	(15,945)	9,715
Cash flows from financing activities:
Payments of capital lease obligations	(47)	(43)
Proceeds from issuance of long-term debt	4,537	—
Repayment of long-term debt	(3,605)	(2,400)
Retirement of stock warrants	—	(208)
Proceeds from issuance of related party debt	—	2,685
Proceeds from stock option exercises	283	61
Proceeds from promissory note	—	4,000
Proceeds from issuance of common stock and warrants, net of offering expenses	48,053	57,648
Net cash provided by financing activities	49,221	61,743
Net increase in cash and cash equivalents	28,811	57,194
Cash and cash equivalents, beginning of period	58,910	1,716
Cash and cash equivalents, end of period	$87,721	$58,910
Supplemental Cash Flow Information
Cash paid for interest	$629	$250
Non-Cash Investing and Financing Activities
Deemed dividends on preferred stock	$—	$958
Conversion of preferred stock	$—	$26,829
Conversion of related party debt	$—	$10,486
Conversion of warrant liability	$—	$87
Capital lease additions to fixed assets	$—	$291
Fixed asset additions in accounts payable	$—	$382

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

The Company’s cash, cash equivalents and marketable securities are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Approximately 53% and 56% of total revenues for the year ended December 31, 2018 and 2017, were derived from Takeda. See also Note 4, Research and Development Collaboration Agreements, regarding the collaboration agreements with Takeda.

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

Impairment of Long-Lived Assets

When events, circumstances and/or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. Management determined there was no impairment during the years ended December 31, 2018 and 2017.

Revenue Recognition

The Company’s revenue has consisted principally of research and development revenue and grant revenue.

Grant revenue relates to the grants the Company has received from governmental bodies that are conditional cost reimbursement grants, and we recognize revenue as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

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

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied over time, with progress toward completion measured based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified. Estimating costs under the Company’s collaboration agreements is complex and involves significant judgment. Factors that must be considered in making estimates include labor productivity and availability, the nature and technical complexity of the work to be performed, potential performance delays, availability and timing of funding from the customer and progress toward completion. Adjustments to original estimates are often required as work progresses and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known, or an adjustment is otherwise warranted, such as in the case of contract change orders. The Company has procedures and processes in place to monitor the actual progress of a project against estimates and the Company’s estimates are updated if circumstances are warranted.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)”, which amended ASC 740 to incorporate the requirements of SAB 118. The impact of the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting”, which amends the existing accounting standards for share-based payments to nonemployees. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant date. This ASU becomes effective in the first quarter of fiscal year 2019 and early adoption is permitted. Entities will apply the ASU by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. The Company early adopted the standard in the fourth quarter of 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The Company is adopting the new standard effective January 1, 2019 on a modified-retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company does not expect to elect the practical expedient pertaining to the use of hindsight. The Company expects that the adoption of this standard will have a material effect on the Company’s financial statements. While the Company continues to assess all the effects of adoption, the Company currently believes that the most significant impact will be reflected in: (i) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for its operating leases of real estate and (ii) the requirement to provide significant new disclosures regarding the Company’s leasing activities. The adoption of new standard will have a material impact on the Company’s consolidated balance sheet as of January 1, 2019, as we will recognize the right-of-use assets and liabilities for our operating leases. We expect to record lease liabilities of approximately $4.7 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We also expect to record corresponding right-of-use assets of approximately $4.2 million, based on the operating lease liabilities adjusted for unamortized deferred rent and lease incentives. The Company, however, does not expect a material impact to its consolidated statements of operations and consolidated statements of cash flow.

In May 2017, the FASB issued a new accounting standard update on stock compensation and the scope of modification accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company early adopted the standard in the first quarter of 2018 and it did not have a material impact on the Company’s consolidated financial statements.

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

	Years Ended December 31,
	2018	2017
Numerator:
Net loss attributable to common shareholders	$30,287	$24,098
Denominator:
Weighted-average number of common shares outstanding - basic and diluted	29,601,692	11,400,881
Net loss per share:
Basic and diluted	$1.02	$2.11

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

The following outstanding warrants and options were split adjusted, and excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended December 31,
	2018	2017
Shares issuable upon exercise of warrants	3,522	3,332
Shares issuable upon exercise of stock options	4,003	2,769

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

Threshold equity awards issued and outstanding at the time of the Merger remain issued and outstanding. However, for accounting purposes, Threshold equity awards are assumed to have been exchanged for equity awards of Private Molecular, the accounting acquirer. As of August 1, 2017, Threshold had outstanding stock options to purchase 963,681 shares of common stock, of which all were vested and exercisable at a weighted average exercise price of $33.62 per share, after giving effect to the Reverse Stock Split. As all assumed options were fully vested at the time of the Merger, no further stock-based compensation expense will be recognized.

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

The Company believes that the historical values of Threshold’s current assets and current liabilities approximate fair value based on the short-term nature of such items. The Company completed the final allocation of the purchase price, which was based on the finalization of the valuation of the fair value of assets acquired and liabilities assumed and is included in these consolidated financial statements.

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

Transaction Costs

Transaction costs associated with the Merger of approximately $2.0 million are included in general and administrative expense for the year ended December 31, 2017.

Threshold Promissory Note

On March 24, 2017, the Company received $2.0 million from Threshold in the form of a promissory note at an interest rate of 1% per annum. The Company received an additional $2.0 million on June 1, 2017. The note was settled as part of the Merger as a reduction to purchase consideration.

Stock-Based Awards

The exchange of Private Molecular stock options to purchase Threshold common stock, as renamed Molecular, was accounted for as a modification of the awards because the legal exchange of the awards is considered a modification of Private Molecular stock options.  The modification of the stock options did not result in any incremental compensation expense as the modification did not increase the fair value of the stock options. Options to purchase 963,681 shares of common stock were assumed as a result of the Merger.  As all assumed options were vested at the time of the Merger, no additional stock-based compensation will be recognized related to these assumed options.

Additionally, pursuant to the terms of the Merger Agreement, participants in the 2014 Equity Incentive Plan received accelerated vesting for all or a portion of their pre-merger awards as well as a modification of the exercise period. The Company recorded $1.2 million in stock compensation associated with the transaction. See Note 13, Equity Incentive Plans and Stock-based Compensation, for further details about stock-based compensation recorded.

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

Unaudited
Year ended December 31,
2017
Revenue	$6,395
Net loss	$(15,599)

The above unaudited pro forma information was determined based on historical GAAP results of Molecular and Threshold. The unaudited pro forma combined results do not necessarily reflect what the Company’s combined results of operations would have been, if the acquisition was completed on January 1, 2017. The unaudited pro forma combined net loss includes pro forma adjustments primarily related to the following non-recurring items directly attributable to the business combinations:

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

•	Elimination of severance payments of $2.9 million related to former Threshold executives, in connection with the Merger for the year ended December 31, 2017.
•	Elimination of interest expense of $0.3 million for the year ended December 31, 2017, related to the Threshold bridge loan to Private Molecular that was paid down with the Merger.
•	Elimination of the change in the fair value of the Threshold warrant liabilities of $0.1 million of loss for the year ended December 31, 2017.

NOTE 4 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters.  Research and Development revenues disaggregated by location were as follows (in thousands):

	Twelve Months Ended December 31,
	2018	2017
Japan	$7,087	$1,908
United States	196	500
Total Research and Development Revenue	$7,283	$2,408

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

Balance Sheet	December 31, 2017	Effect of adoption of ASC 606 (1)	January 1, 2018
Assets
Other current assets	$19	$54	$73
Total assets	90,391	54	90,445
Stockholders' equity
Accumulated deficit	(64,471)	54	(64,417)
Total liabilities and stockholders' equity	$90,391	$54	$90,445
(1)	This impact represents the amount of revenue that would have been recognized and accounted for as unbilled revenue, during the year ended December 31, 2017.

Contract Assets and Liabilities

Changes in the Company’s contract assets and liabilities under Topic 606 were as follows (in thousands):

	December 31, 2018	December 31, 2017(1)
Contract Assets
Unbilled revenue	$—	$—
Contract Liabilities
Deferred revenue	$28,901	$1,092
(1)

December 31, 2017 balances prior to the impact related to the modified retrospective adoption of ASC 606. During the year ended December 31, 2018, the Company recorded $982,000 in research and development revenue that was previously included in deferred revenue at December 31, 2017. The main reason for the increase in deferred revenue during the year ended December 31, 2018, is the Takeda Development and License Agreement entered into during September 2018, and the increased consideration under the Takeda Individual Project Agreement.

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

The Company determined that the promised goods and services under the Takeda Collaboration Agreement were the background IP license, as well as the research and development services. The Company determined that there was one performance obligation, since the background IP and manufacturing were not distinct from the research and development services. Revenues are recognized over the period that the research and development services occur. The Company also concluded that, since the option for the exclusive license is deemed to be at fair value that the option does not provide the customer with a material right and should be accounted for if and when the option is exercised. All research and development services were performed as of December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company recorded collaboration revenue from Takeda of $92,000 and $1.9 million under the Takeda Collaboration Agreement, respectively. This revenue is deemed to be revenue from a related party (as discussed further in Note 8 “Related Party Transactions”)

Takeda Individual Project Agreement

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

During the year ended December 31, 2018, the Company recognized research and development revenue from Takeda of $2.2 million under the Takeda Individual Project Agreement. No revenue was recognized during the year ended December 31, 2017 since the agreement was not in place.

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

The Company determined that the initial $10.0 million potential development milestone payment under the Development and License Agreement is probable of being achieved. Therefore, this payment was included in the transaction consideration. As of December 31, 2018, the other potential development milestones and sales milestones are not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control.  Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price as of December 31, 2018.

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

The Company recognized revenue of $3.9 million during the year ended December 31, 2018, related to the Takeda Development and License Agreement. During the year ended December 31, 2017, the Company recorded no research and development revenue under the Development Agreement, since the agreement was not in place. As of December 31, 2018, deferred revenue related to the performance obligation was $24.8 million.

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

Molecular received an upfront fee of $1.0 million and an additional $2 million following the designation of each of the two targets in December 2017. As of December 31, 2018, the Company has received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

The Company may also receive an additional $25.0 million in aggregate through the exercise of the option to license ETBs. Additionally, the Company may also be entitled to receive clinical development milestone payments of up to approximately $397.0 million, for achievement of development milestones and regulatory approval of collaboration products under the Takeda Multi-Target Agreement. The Company may also be entitled to receive commercial milestone payments of up to $150.0 million, for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Takeda Multi-Target Agreement. The Company is also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions. Finally, the Company is entitled to receive up to $10.0 million in certain contingency fees.

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

The Company determined that the promised goods and services under the Takeda Multi-Target Agreement were the background IP license, the research and development services, and manufacturing during the initial contract period; and a renewal option to continue the research and development services. The Company determined that there were two performance obligations; research and development services, and the renewal options. Since the background IP and manufacturing were not distinct from the research and development services, they were deemed to be one performance obligation. Transaction consideration was allocated to each of the performance obligations using an estimate of the standalone selling price, and revenues are recognized over the period that the research and development services occur. The Company also concluded that, since the option for the exclusive license is deemed to be at fair value that the option does not provide the customer with a material right and should be accounted for if and when the option is exercised.

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

During the year ended December 31, 2018, the Company recorded $901,000, in research and development revenue under the Multi-Target Takeda Agreement. During the year ended December 31, 2017 the Company recorded no collaboration revenue under the Multi-Target Takeda Agreement, since no services had been performed under the project. As of December 31, 2018, deferred revenue related to the performance obligation was $4.1 million.

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

The Company determined that at the inception of the agreement, the promised goods and services under the Other Collaboration Agreement were, the research and development services, and manufacturing. The Company determined that there was one performance obligation, since the manufacturing was not distinct from the research and development services. Revenues are recognized over the period that the research and development services occur using an input method to measure progress towards satisfaction of the performance obligation. The option for additional ETB molecules was determined to be at fair value and was accounted for once the option was exercised. All research and development services were performed as of December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company recorded $196,000 and $500,000 in research and development revenue under the Other Collaboration Agreement, respectively.

Grant Agreements

The Company receives funds from a state grant funding program, which is a conditional cost reimbursement grant and revenue is recognized as allowable costs are paid.

In November 2011, Private Molecular was awarded a $10.6 million product development grant from Cancer Prevention Research Institute of Texas, or CPRIT for its CD20-targeting ETB MT-3724. To date, Molecular has received $9.5 million in grant funds.

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

The Company recognized approximately $6.0 million and $987,000 in grant revenue under these awards during the years ended December 31, 2018 and 2017, respectively. Amounts collected in excess of revenue recognized are recorded as deferred revenue. Amounts submitted for reimbursement in excess of amounts received are recorded as receivables in other current assets. As of December 31, 2018, we had $4.1 million recorded in other current assets.

NOTE 5—MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2018	Level 1	Level 2	Level 3
Money market funds	$82,843	$82,843	$—	$—
Commercial paper	12,825	—	12,825	—
Total	$95,668	$82,843	$12,825	$—
Amounts included in:
Cash and cash equivalents	$85,434
Marketable securities, current	10,234
Total	$95,668

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2017	Level 1	Level 2	Level 3
Money market funds	$51,751	$51,751	$—	$—
Commercial paper	—	—	—	—
Total	$51,751	$51,751	$—	$—
Amounts included in:
Cash and cash equivalents	51,751
Marketable securities, current	—
Total	$51,751

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2018 and 2017:

As of December 31, 2018 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Maturity Dates
Cash equivalents - money market funds and commercial paper	$85,434	$—	$—	$85,434
Marketable securities, current - commercial paper	10,234	—	—	10,234	1/2019 - 9/2019

As of December 31, 2017 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Maturity Dates
Cash equivalents - money market funds	$51,751	$—	$—	$51,751

There were no realized gains or losses in years ending December 31, 2018 and 2017.

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis as of the date indicated below:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2018	Level 1	Level 2	Level 3
2017 warrants	$3	$—	$—	$3

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2017	Level 1	Level 2	Level 3
2017 warrants	$954	$—	$—	$954

The Company determined the fair value of the liability associated with its 2017 Warrants to purchase in aggregate 377,273 shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 12, “Stockholders’ Equity.”

As of December 31, 2018 and 2017 the fair value of the long-term debt approximated it’s carrying value of $3.3 million and $3.5 million, respectively, because it is carried at market observable interest rates, which are considered Level 2.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$4,676	$1,691
Leasehold improvements	3,274	512
Furniture and fixtures	89	85
Computer and equipment	145	76
	8,184	2,364
Less: Accumulated depreciation	(1,333)	(412)
Total property and equipment, net	$6,851	$1,952

Depreciation expense was $958,000 and $155,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 7—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31,
	2018	2017
Accrued liabilities:
General and administrative	297	$374
Clinical trial related costs	598	702
Non-clinical research and manufacturing operations	2,644	435
Payroll related	1,787	1,149
Other accrued expenses	31	30
Total accrued liabilities	$5,357	$2,690

Deferred revenue was comprised of the following:

	December 31,
	2018	2017
Deferred revenue
Grant agreements	$—	$1,673
Research and development agreements	28,901	1,092
Total deferred revenue	$28,901	$2,765

NOTE 8 — RELATED PARTY TRANSACTIONS

Convertible Notes

As of December 31, 2017, the Company had received an aggregate of approximately $10.0 million from stockholders under secured convertible promissory notes (the “Notes”). All of the Notes were issued in 2017 and 2016 and had the same terms. The Notes were subordinate to the long-term debt due to Silicon Valley Bank (See Note 9. Borrowing Arrangements) and accrue interest at a rate of 5.0% per annum, which was due with all unpaid principal on the maturity date of September 7, 2017. In connection with the Merger, the holders of the Notes agreed to convert the Notes based on an agreed upon price of $3.36 per share and no Notes remain outstanding at December 31, 2017.  The principal of $10.0 million and accrued interest $486,900 was converted to 3,121,098 shares, which converted to 2,208,716 post-split shares in the merged entity. As a result, the Company recorded a loss on conversion of notes of $4.6 million during the year ended December 31, 2017, since the agreed upon price was below the fair value of the Notes at the time of the Merger.

Takeda Collaboration and Stock Purchase

In connection with the Takeda Stock Purchase Agreement described in Note 4. Research and Development Collaboration Agreements, Takeda became a related party, following the stock purchase. Refer to Note 4. Research and Development Collaboration Agreements for more details about the Takeda Collaboration Agreement, the Takeda Multi-Target Agreement and the Takeda Development and License Agreement. Refer to Note 12. Stockholders’ Equity, for more detail about the Takeda Stock Purchase Agreement. Jonathan Lanfear, a director of the Company, is the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda.

Private Placement

Immediately following the Private Placement in 2017 described in Note 12 below, Longitude Venture Partner III, L.P. (“Longitude”) and CDK Associates, L.L.C. (“CDK”) became related parties, with Longitude and CDK beneficially owning 15.3% and 5.55% of the Company, respectively, following investments of $20.0 million and $7.0 million, respectively. Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK. David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude. Furthermore, Kevin Lalande, a director of the Company is affiliated with Sante Health Ventures I, L.P. and Sante Heath Ventures Annex Fund, L.P., which are stockholders of the Company and were investors in the Concurrent Financing.

Threshold Promissory Note

The Company received $4.0 million in the aggregate from Threshold during 2017 in the form on a promissory note that was settled as part of the Merger. Refer to Note 3. “Merger with Private Molecular”, for more details about the Threshold promissory note.

Public Offering

Following the Public Offering described in Note 12, “Stockholders’ Equity” below, BVF Partners L.P. (“BVF”) and Perceptive Advisors LLC (“Perceptive”) owned 7.6% and 5.9% of the Company, following investments of $15.3 million and $11.9 million, respectively.

Neither BVF nor Perceptive is affiliated with any director or executive officer of the Company. Longitude Venture Partners III, L.P. and CDK, current stockholders of the Company, purchased 365,000 and 545,454 shares of common stock, respectively, in the Public Offering at the public offering price.  Following the Public Offering, Longitude and CDK beneficially owned 12.33% and 4.96% of the Company, respectively. Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK. David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude.

NOTE 9 — BORROWING ARRANGEMENTS

SVB Loan Agreement

In April 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) that was subsequently amended in April 2015, to provide for (1) growth capital Advances to the Company of up to $6.0 million over three tranches based on corporate milestones (2) term loans of up to $6.0 million in the aggregate (“Growth Capital Loan”); (3) warrants to purchase 48,874 shares of the Company’s common stock at an exercise price of $3.07 per share under the amended loan and security agreement; and (4) a final fee of $375,000 due at the loan maturity date in addition to the principal and interest payments.

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

As of December 31, 2017, the Company had received $6 million in the aggregate from this Growth Capital Loan. The Company was required to repay the outstanding principal in 30 equal installments beginning November 1, 2016 and is due in full on April 30, 2019. Interest accrues at a rate of 1.19% above prime, or 5.44% per annum as of December 31, 2017.  Interest only payments were made monthly and beginning November 1, 2016, the Company paid the first of thirty consecutive equal monthly payments of principal plus interest.

The Company paid down the Growth Capital Loan on February 27, 2018, from the proceeds of the Perceptive Credit Facility, discussed below. Until the termination of the Growth Capital Loan on February 27, 2018, the Company paid $3.2 million in principal, $375,000 in a final fee, and $42,000 in interest during the year ended December 31, 2018 and $2.4 million in principal and $237,000 in interest during the year ended December 31, 2017.

As of December 31, 2018 the Growth Capital Loan had been repaid, and the balance was zero. As of December 31, 2017, the Growth Capital Loan balance was $3.5 million.

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan that can be drawn down at a future date. The Company used a portion of the proceeds from the Perceptive Credit Facility to pay off the existing debt facility with SVB. Borrowings under the Perceptive Credit Facility are secured by all of the property and assets of the Company. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at December 31, 2018 was 13.8%. Payments for the first 24 months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full. The exit fee is being accreted to interest expense over the term of the Perceptive Credit Facility using the effective interest method.

For the year ended December 31, 2018, the Company recorded $569,000 of interest expense and $292,000 of amortization of debt discount related to the Perceptive Credit Facility. For the year ended December 31, 2017, the Company did not incur any interest expense related to the Perceptive Credit Facility, since the facility was not in place at that time.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5792, subject to certain adjustments as specified in the Warrant. See Note 12, “Stockholders’ Equity” for further discussion of the warrant. The fair value of the warrant of $1.5 million was recorded as a debt discount, which is being amortized to interest expense over the term of the Perceptive Credit Facility using the effective interest method

As of December 31, 2018 and December 31, 2017 the Perceptive Credit Facility principal balance was $5.0 million and zero, respectively. As of December 31, 2018, the Company was in compliance with the non-financial covenants of the Perceptive Credit Facility.

Future required principal payments on the Perceptive Credit facility were as follows as of December 31, 2018 (in thousands):

Year Ending December 31,
2019	$—
2020	800
2021	800
2022	3,500
2023	—
Total	5,100
Debt discount and deferred finance costs	(1,846)
Total	$3,254

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under operating lease agreements covering the Company’s office facilities in Austin, Texas and Jersey City, New Jersey, respectively. Facilities expense under the operating leases was approximately $1.5 million and $625,000 thousand for the years ended December 31, 2018 and 2017, respectively.

Future minimum payments due under the operating lease agreements at December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$1,266
2020	1,193
2021	1,222
2022	1,247
2023	499
Total	$5,427

The Company leases laboratory equipment under non-cancelable capital lease agreements. As of December 31, 2018 and 2017, laboratory equipment under capital leases included in property and equipment totaled approximately $99,000 and $162,000, respectively, net of accumulated amortization of approximately $108,000 and $75,000, respectively. Future minimum capital lease payments consisted of the following at December 31, 2018 (in thousands):

Year Ending December 31,
2019	$33
2020	21
Total future minimum capital lease payments	54
Less amount representing interest	(4)
Total capital lease obligations	50
Current portion of lease obligations	(33)
Capital lease obligations, non-current portion	$17

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

The following table presents changes in the preferred stock during the year ended December 31, 2017 (in thousands):

	Series A Preferred	Series B Preferred	Series C Preferred	Total
Balance at December 31, 2016	$3,889	$5,480	$16,502	$25,871
Deemed dividends on preferred stock	119	178	661	958
Conversion to common stock in merger	(4,008)	(5,658)	(17,163)	(26,829)
Balance at December 31, 2017	$—	$—	$—	$—

NOTE 12—STOCKHOLDERS’ EQUITY

Equity Financings and Related Warrants

Private Placement

On August 1, 2017, the Company entered into the a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) having an aggregate purchase price of $40.0 million (“PIPE Financing”), each such Unit consisting of (i) one (1) share (the “Shares”) of our common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of our common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March and June 2017. The purchase price per Unit was $6.9048. The Warrants will be exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At December 31, 2018, there were warrants outstanding under this agreement to purchase 2,896,532 shares of common stock. The warrants met the requirements for equity classification under ASC 815: Derivatives and Hedging, and the value of these warrants is included in additional paid-in capital on the balance sheet. The warrants are exercisable upon issuance and expire August 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

In December 2015, the Company entered into an agreement with Wedbush (“Wedbush Agreement”), which was subsequently amended in December of 2017, related to Wedbush’s services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued warrants to purchase 57,930 shares of our common stock (the “Wedbush Warrants”). The Wedbush Warrants will be exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At December 31, 2018, there were Wedbush warrants outstanding to purchase 57,930 shares of common stock. The warrants met the requirements for equity classification under ASC 815: Derivatives and Hedging, and the value of these warrants is included in additional paid-in capital on the balance sheet. The warrants are exercisable upon issuance and expire December 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

Subsequent Private Placement

In connection with the execution of the Takeda Multi-Target Agreement, Threshold and Private Molecular entered into the Takeda Stock Purchase Agreement. Pursuant to the Takeda Stock Purchase Agreement, following the consummation of the Merger and the Private Placement, Takeda purchased 2,922,993 shares of the Company common stock, at a price per share of $6.8423, for an aggregate purchase price of $20 million.

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

Common Stock Warrant Liability Valuation

As of December 31, 2018, the Company had warrants outstanding to purchase 3,521,735 shares of the Company’s common stock.  The Company accounts for certain of its common stock warrants under guidance in ASC 480 that clarifies the determination of whether an instrument is classified as a liability or equity.  The following table summarizes the Company’s outstanding warrants as of December 31, 2018 and 2017 and the warrant activity during the year ended December 31, 2018:

	Warrants Outstanding			Warrants Outstanding	Weighted Average
	December 31, 2017	Issued	Exercised	December 31, 2018	Exercise Price
2017 Warrants	377,273	—	—	377,273	$39.82
2017 Private Placement Warrants	2,954,462	—	—	2,954,462	$6.84
2018 Warrants	—	190,000	—	190,000	$9.58
	3,331,735	190,000	—	3,521,735

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

The following table is a reconciliation of the warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2016	49
Change in fair value through August 1, 2017	37
Conversion of 2014 warrants to common stock	(87)
Warrant liability related to Merger on August 1, 2017	1,120
Change in fair value during the five months ended December 31, 2017	(165)
Balance at December 31, 2017	954
Change in fair value during the year ended December 31, 2018	(951)
Balance at December 31, 2018	$3

The fair value of these warrants on December 31, 2018 and 2017 was determined using a Black-Scholes model with the following key level 3 inputs:

	December 31, 2018	December 31, 2017
Risk-free interest rate	2.6%	1.9%
Expected life (in years)	1.1	2.1
Dividend yield	—	—
Volatility	77%	103%
Stock price at valuation date	$4.04	$10.02

During the year ended December 31, 2018 and 2017 the change in fair value of $951,000 and $128,000 of noncash income, respectively, related to the warrants was recorded as change in fair value of warrant liabilities in the Company’s consolidated statement of operations and comprehensive loss.

On August 1, 2017, in conjunction with the 2017 Private Placement, the Company issued warrants to purchase 2,896,532 shares of the Company’s common stock with an exercise price of $6.84, the Private Placement Warrants as described above.  The Private Placement warrants are classified as equity and were valued at $16.3 million using the Black-Scholes model, and recorded in additional paid-in capital.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 147%, risk free interest rate of 2.07%, and expected term of 7.0 years.

In December 2017, the Company issued warrants to purchase 57,930 shares of the Company’s common stock with an exercise price of $6.84, the Wedbush Warrants as described above.  The Wedbush Warrants are classified as equity and recorded in additional paid-in capital; and were valued at $0.4 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 108%, risk free interest rate of 2.3%, and expected term of 7.0 years.  The Wedbush Warrants together with the Private Placement Warrants are combined as “2017 Private Placement Warrants” in the table above.

On February 28, 2018, in connection with the Perceptive Credit Facility, the Company issued warrants to purchase 190,000 shares of the Company’s common stock with an exercise price of $9.58 (the “2018 Warrants”). The 2018 Warrants are exercisable for a period of seven years from the date of issuance, subject to certain adjustments as specified in the Warrants. The 2018 Warrants were classified as equity and recorded in additional paid-in capital; and were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 105%, risk free interest rate of 2.8%, and expected term of 7.0 years.  See Note 9, “Borrowing Arrangements”, for further detail about the Perceptive Credit Facility.

NOTE 13—EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION

2014 Equity Incentive Plan

The terms of the 2014 Equity Incentive Plan (“2014 Plan”) provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2014 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2014 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. No additional awards have been or will be made after May 31, 2018 under the 2014 Plan.

2009 Equity Incentive Plan

The terms of the 2009 Stock Plan (the “2009 Plan”) provide for the issuance of incentive stock options, nonqualified stock options and restricted stock to employees, directors and consultants of the Company.  In August 2017, the Company assumed the 2009 Stock Plan as part of the Merger. The Company has reserved a sufficient number of shares of common stock to permit exercise of options in accordance with the terms of the 2009 Plan. Options granted under the 2009 Plan generally vest according to a five-year vesting schedule, with 20% of the shares vesting on the one-year anniversary and equal monthly vesting installments thereafter. No additional awards have been or will be made after May 31, 2018 under the 2009 Plan.

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

2018 Equity Incentive Plan

In May 2018, the Company adopted the 2014 Equity Incentive Plan (“2018 Plan”). The terms of the 2018 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2018 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2018 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. The total number of shares of the Company’s common stock initially reserved for issuance under the 2018 Plan was equal to the sum of (i) 2,000,000 newly reserved shares, which included, as of April 30, 2018, 104,184 shares reserved and unallocated under the 2009 Stock Plan, as amended, and 322,290 shares reserved and unallocated under the 2014 Equity Incentive Plan, as amended, plus (ii) up to 2,885,121 additional shares that may be added to the 2018 Plan in connection with the forfeiture or expiration of awards outstanding under the 2014 Plan, the 2009 Plan and the 2004 Plan as of May 31, 2018. Additionally, the number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with January 1, 2019, and continuing with January 1, 2028 by an amount equal to the lesser of (i) 4% of the number of outstanding shares of common stock on that date and (ii) an amount determined by the Company’s board of directors or compensation committee; provided, however, that in no event will the number of shares available for issuance under the 2018 Plan be increased to the extent such increase, in addition to any other increases proposed by the board of directors in the number of shares available for issuance under all other employee or director stock plan would result in the total number of shares then available for issuance under all employee and director stock plans exceeding 20% of the outstanding shares of the Company’s common stock on the first day of the applicable fiscal year. As of December 31, 2018, options to purchase 595,710 shares of common stock were available for future grants under the 2018 Plan.

2004 Employee Stock Purchase Plan

On January 1, 2017 an additional 9,091 shares were authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. The 2004 Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the year ended December 31, 2018, no shares were purchased by employees under the 2004 Purchase Plan. For the year ended December 31, 2017, employees had purchased 2,868 shares of common stock under the 2004 Purchase Plan at an average purchase price of $2.80. At December 31, 2018, 18,917 shares were authorized and available for issuance under the 2004 Purchase Plan.

Threshold equity awards issued and outstanding at the time of the Merger pursuant to the 2004 Plan and the 2014 Plan remain issued and outstanding. However, for accounting purposes, Threshold equity awards are assumed to have been exchanged for equity awards of Private Molecular, the accounting acquirer.

The following table summarizes information about stock option activity assuming Threshold equity award plans were assumed by Private Molecular for years ended December 31, 2018 and 2017:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of December 31, 2018 (in millions):
Balances, December 31, 2016	941,684	$0.92	5.7	$0.9
Options assumed in merger (1)	963,681	$33.62
Options granted	1,116,627	8.30
Options exercised	(17,473)	3.66
Options canceled	(235,808)	35.48
Balances, December 31, 2017	2,768,711	$12.07	5.6	$11.0
Options granted	1,844,787	6.98
Options exercised	(407,682)	0.70
Options canceled	(202,817)	20.83
Balances, December 31, 2018	4,002,999	$10.43	6.4	$1.5

Vested and expected to vest December 31, 2018	4,002,999	$10.43	6.4	$1.5
Exercisable at December 31, 2018	1,607,856	$15.19	3.7	$1.5

(1)	Private Molecular, as an accounting acquirer assumed stock options covering an aggregate of 963,681 shares of common stock.

At December 31, 2018, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42–1.27	469,797	4.74	$1.05	469,797	$1.05
$1.85–6.05	423,710	4.78	$5.22	243,127	$5.44
$6.31–6.31	1,389,634	8.53	$6.31	60,313	$6.31
$7.14–9.28	459,209	4.94	$7.71	134,911	$7.67
$9.40–18.04	947,539	7.31	$10.91	386,598	$12.37
$18.59–79.42	313,110	0.69	$52.42	313,110	$52.42
$0.42–79.42	4,002,999	6.37	$10.43	1,607,856	$15.19

The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 were $2.6 million and $78,000, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $283,000 and $61,000 for the years ended December 31, 2018 and 2017, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

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

	Years Ended December 31,
	2018	2017
Stock-based compensation expense:
Research and development	$1,192	$340
General and administrative	2,800	1,452
	$3,992	$1,792

Employee Stock-based Compensation Expense

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.  The Company accounts for forfeitures as they occur. The fair value of employee stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Employee Stock Options
Risk-free interest rate	2.8%	2.1%
Expected life (in years)	6.03	6.07
Dividend yield	—	—
Volatility	107%	110%
Weighted-average fair value of stock options granted	$5.79	$6.94

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock-based awards. To determine the expected stock price volatility for the Company’s stock-based awards, the Company considers its historical volatility and its industry peers. The fair value of all the Company’s stock-based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

The Company recognized $4.0 million and $1.8 million of stock-based compensation expense related to stock options granted under the Company’s equity compensation plans, for the years ended December 31, 2018 and 2017, respectively. Additionally, pursuant to the terms of the Merger Agreement in 2017, the participants in the 2014 Equity Incentive Plan received accelerated vesting for all or a portion of their pre-merger awards as well as a modification of the exercise period. The Company recorded $1.2 million in stock compensation associated with the transaction during the year ended December 31, 2017.

As of December 31, 2018, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity compensation plans was approximately $13.0 million. This cost will be recorded as compensation expense ratably over the remaining weighted average requisite service period of approximately 2.9 years.

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

The Tax Act provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”).  The Company currently has one foreign subsidiary that has not commenced operations.  As a result, the international aspects of the Tax Act are not applicable. The Company applied the guidance in Staff Accounting Bulletin, or SAB, 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. During 2018, the Company completed its 2017 income tax returns and the Company’s accounting for the enactment-date income tax effects of the Act with no adjustments to the provisional amounts at December 31, 2017.

For the years ended December 31, 2018 and 2017, the Company did not record an income tax provision due to net operating losses and the inability to record an income tax benefit.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2018	2017
U.S. federal taxes (benefit) at statutory rate	$(6,361)	$(7,867)
State federal income tax benefit	(69)	(21)
Permanent differences	(24)	87
Research and development credits	(608)	(237)
Change in valuation allowance due to operations	2,758	4,766
Acquisition-related permanent differences	—	2,281
Expiring state carryovers and other	4,304	991
Change in valuation allowance due to Tax Act	—	(6,863)
U.S. Statutory Rate Change due to Tax Act	—	6,863
Total	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforward	$19,941	$13,797
Research and development credits	2,049	5,060
Deferred stock compensation	4,547	4,058
Deferred revenue	210	581
Other	404	254
Total deferred tax assets	27,151	23,750

Total deferred tax liabilities
Depreciable and amortizable assets	(925)	(282)
R&D intangible assets	(5,591)	(5,591)
Total deferred tax liabilities	(6,516)	(5,873)
Less: Valuation allowance	(20,635)	(17,877)
Net deferred tax assets	$—	$—

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $95.0 million available to offset future taxable income. The Company’s federal net operating loss carryforwards will begin to expire in 2021 if not used before such time to offset future taxable income or tax liabilities. For federal and state income tax purposes, a portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2018, the Company had federal research and development tax credits of approximately $1.9 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $0.2 million, which have no expiration date.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $2.8 million from continuing operations.

The total amount of unrecognized benefits as of December 31, 2018 and 2017 was $0 million and $1.1 million, respectively.  The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows:

(in thousands)	2018	2017
Gross unrecognized tax benefits at January 1,	$1,143	$—
Gross increases (decreases) related to acquisitions	(1,143)	1,064
Gross increases related to current year tax positions	—	79
Gross unrecognized tax benefits at December 31,	$—	$1,143

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 15—EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Molecular Templates 401(k) Plan”). The Molecular Templates 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code. Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Molecular Templates 401(k) Plan by the Company were $146,000 and $0 for the years ended December 31, 2018 and 2017, respectively.

NOTE 16—SUBSEQUENT EVENTS

On January 23, 2019 the Company entered into a facility lease agreement for an additional 57,000 square feet of office and laboratory space in Austin, Texas. The lease is estimated to commence in March 2019 and expire August 2028 with no option to renew. The lease will be recognized and measured in accordance with ASC 842 guidance. As such, the Company expects a significant lease liability and right-of-use asset to be recorded on its consolidated balance sheet upon adoption of ASC 842 in 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As previously disclosed in the Form 10-K for the year ended December 31, 2017, Private Molecular and its independent registered public accounting firm identified a material weakness in Private Molecular’s internal control over financial reporting, in connection with the audits of Private Molecular’s consolidated financial statements for the years ended December 31, 2015 and 2016 and preparation of interim financial statements for the first quarter of 2017, Private Molecular and its independent registered public accounting firm identified a material weakness in Private Molecular’s internal control over financial reporting. This material weakness continued to be in place as of December 31, 2017.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.

Prior to the completion of the Merger, Private Molecular was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal controls and procedures. Private Molecular’s lack of adequate accounting personnel resulted in the identification of a material weakness in its internal control over financial reporting, which continued through December 31, 2017. Specifically, Private Molecular did not timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with GAAP.

This material weakness was remediated as of December 31, 2018.

Remediation of Material Weakness

We completed the remediation of the material weakness during 2018, with the addition of additional accounting and finance personnel and revision to our internal controls over financial reporting. For example, in November 2017, we hired a new Chief Financial Officer and a Senior Vice President, Finance and Corporate Controller, each with extensive accounting and public company experience.  Additionally, we implemented more robust review, supervision and monitoring of the non-routine transactions and the financial reporting process. As a result of the implementation of the remediation plan and based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Effective March 29, 2019, our Board of Directors approved amendments to our Amended and Restated Bylaws to implement majority voting in director elections. Under the newly adopted bylaw provisions, each director will be elected by the vote of the majority of the votes cast with respect to that director’s election, except that in a contested election as defined in the Bylaws, directors will be elected by plurality vote. For purposes of these provisions, a majority of votes cast shall mean that the number of votes cast “for” a director’s election exceeds the number of votes cast “against” that director’s election, with “abstentions” and “broker non-votes” not counted as a vote cast either “for” or “against” that director’s election.

If, in an election that is not a contested election, an incumbent director does not receive a majority of the votes cast, the newly adopted bylaw provisions require that such director submit an irrevocable resignation to the Nominating and Corporate Governance Committee of the Board. The committee will make a recommendation to the Board as to whether to accept or reject the resignation of such incumbent director, or whether other action should be taken. The Board will act on the resignation, taking into account the committee’s recommendation, and publicly disclose (by filing an appropriate disclosure with the Securities and Exchange Commission) its decision regarding the resignation within 90 days following certification of the election results. The committee in making its recommendation and the Board of Directors in making its decision each may consider any factors and other information that they consider appropriate and relevant.

If the Board accepts a director’s resignation pursuant to the newly adopted bylaw provisions, or if a nominee for director is not elected and the nominee is not an incumbent director, the Board may fill the resulting vacancy pursuant to Article II, Section 2 of the Bylaws.

Prior to these amendments, director elections were conducted by plurality vote in all cases.

The amendments also include certain minor clarifying and updating changes. This summary of the amendments to our Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.4 to this Annual Report on Form 10-K and is incorporated into this Item 9B by reference.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2018 fiscal year pursuant to Regulation 14A for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2019 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) as filed with the SEC on August 1, 2017).

3.3

Certificate of Amendment (Name Change) of Amended and Restated Certificate of Incorporation of the Company, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) as filed with the SEC on August 7, 2017).

3.4*	Amended and Restated Bylaws of the Company.

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

4.3

Form of Warrant issued to Wedbush Securities, dated December 1, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed with the SEC on March 30, 2018).

4.4

Warrant to Purchase Common Stock issued to Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed with the SEC on March 2, 2018).

4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-3 (File No. 333-228975), as filed with the SEC on December 21, 2018).

4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form S-3 (File No. 333-228975), as filed with the SEC on December 21, 2018).

10.1+

2004 Amended and Restated Equity Incentive Plan of the Company, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 15, 2012).

10.2+	Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-164865) filed on February 11, 2010).

10.3*	Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Company on June 14, 2018.

10.4	2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on October 13, 2017).

10.5+

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) as filed with the SEC on August 7, 2017).

10.6+

Form of Notice of Grant of Stock Options and Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K (File No. 000-51136) filed on March 17, 2006).

10.7+

Form of Stock Option Grant Notice and Option Agreement for employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed with the SEC on March 30, 2018).

10.8+

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed with the SEC on March 30, 2018).

10.9+

Amended and Restated Executive Employment Agreement, dated April 22, 2016, between Molecular Templates OpCo, Inc. and Eric E. Poma, Ph.D. (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-4/A, as filed with the SEC on May 15, 2017).

10.10+

Amended and Restated Executive Employment Agreement, dated April 22, 2016, between Molecular Templates OpCo, Inc. and Jason Kim (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4/A, as filed with the SEC on May 15, 2017).

10.11+

Amended and Restated Executive Employment Agreement, dated November 3, 2017, by and between the Company and Adam D. Cutler (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed with the SEC on March 30, 2018).

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

10.17.1

Second Amendment to the Lease Agreement, dated October 1, 2016, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc., dated March 29, 2017 (incorporated by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed with the SEC on March 30, 2018).

10.17.2

Third Amendment to the Lease Agreement, dated October 1, 2016, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc., dated June 27, 2017 (incorporated by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed with the SEC on March 30, 2018).

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

10.22+

Molecular Templates Amended and Restated 2009 Stock Plan, as amended through September 19, 2013 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed with the SEC on March 30, 2018).

10.23+

Molecular Templates 2009 Stock Plan Form of Option Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed with the SEC on March 30, 2018).

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

10.26

Securities Purchase Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) as filed with the SEC on August 7, 2017).

10.27

Registration Rights Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979) as filed with the SEC on August 7, 2017).

10.28

Amended and Restated Loan and Security Agreement, dated as of April 30, 2015, by and between Molecular Templates OpCo, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017).

10.29†

Multi-License Collaboration and License Agreement, dated as of June 23, 2017, by and between Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company, Ltd. and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-32979) as filed with the SEC on October 17, 2017).

10.30

Stock Purchase Agreement, dated as of June 23, 2017, by and among Molecular Templates OpCo, Inc., the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4, as filed with the SEC on May 15, 2017, as amended on June 27, 2017).

10.31†

Cancer Research Grant Contract, dated as of November 7, 2012, by and between the Cancer Prevention & Research Institute of Texas and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed with the SEC on June 22, 2018).

10.32+

Molecular Templates, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (File No. 001-32979) with the Securities and Exchange Commission on June 1, 2018).

10.33+

Form of Stock Option Grant Notice and Option Agreement for employees under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 (File No. 333-225-826), as filed with the SEC on June 22, 2018).

10.34+

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-225826), as filed with the SEC on June 22, 2018).

10.35†

Development Collaboration and Exclusive License Agreement by and between Molecular Templates, Inc. and Millennium Pharmaceuticals, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), as filed with the SEC on November 13, 2018).

10.36†

Cancer Research Grant Contract, dated September 18, 2018, by and between Molecular Templates, Inc. and the Cancer Prevention and Research Institute of Texas (incorporated by reference to Exhibit 10.3 to the Company Quarterly Report on Form 10-Q/A (File No. 001-32979), as filed with the SEC on February 13, 2019).

10.37*	Sublease, dated as of January 23, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company.

10.38

Credit Agreement and Guaranty, dated as of February 27, 2018, among the Molecular Templates OpCo, Inc., a Delaware corporation, as borrower, Molecular Templates, Inc., a Delaware corporation, as guarantor, Perceptive Credit Holdings II, LP, as Lender, and certain of Lender’s successors and assigns party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed with the SEC on March 2, 2018).

10.39

Registration Rights Agreement, dated February 27, 2018, by and between Molecular Templates, Inc. and Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed with the SEC on March 2, 2018).

10.40

Underwriting Agreement, dated September 20, 2018, among Molecular Templates, Inc. and Cowen and Company, LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 001-32979) filed with the SEC on September 24, 2018).

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

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

†	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.	10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR TEMPLATES, INC.

March 29, 2019	By:	/s/ ERIC E. POMA, PH.D.
Eric E. Poma, Ph.D. Chief Executive Officer and Chief Scientific Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric E. Poma, Ph.D.	Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)	March 29, 2019
Eric E. Poma, Ph.D.

/s/ Adam Cutler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2019
Adam Cutler

/s/ Harold E. Selick, Ph.D.	Director	March 29, 2019
Harold E. Selick, Ph.D.

/s/ Jonathan Lanfear	Director	March 29, 2019
Jonathan Lanfear

/s/ David R. Hoffmann	Director	March 29, 2019
David R. Hoffmann

/s/ David Hirsch	Director	March 29, 2019
David Hirsch

/s/ Kevin Lalande	Director	March 29, 2019
Kevin Lalande

/s/ Scott Morenstein	Director	March 29, 2019
Scott Morenstein