Form 10-Q
period 2019-03-31
Molecular Templates, Inc.
filed 2019-05-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 Par Value Per Share	Trading Symbol MTEM	Name of each exchange on which registered The Nasdaq Capital Market

On May 3, 2019, there were 36,769,151 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body, or ETB, product candidates;
•	the timing and our ability to advance the development of our product candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB product candidates;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our product candidates;
•	the anticipated progress of our product candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our product candidates;
•	our ability to establish and maintain intellectual property rights for our product candidates;
•	whether any product candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional product candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional product candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new product candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our ability to retain and hire necessary employees and appropriately staff our development programs; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors”.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$37,855	$87,721
Marketable securities, current	45,720	10,234
Prepaid expenses	2,005	2,244
Accounts receivable from related party	295	240
Other current assets	5,085	4,424
Total current assets	90,960	104,863
Operating lease right-of-use assets, non-current	11,131	—
Property and equipment, net	7,108	6,851
In-process research and development	26,623	26,623
Other assets	4,783	1,821
Total assets	$140,605	$140,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,582	$780
Accrued liabilities	5,979	5,357
Deferred revenue, current	19,307	26,231
Other current liabilities	1,232	141
Total current liabilities	28,100	32,509
Deferred revenue, non-current	2,065	2,670
Long-term debt, net	3,159	3,254
Operating lease liabilities, non-current	10,770	—
Other liabilities	374	819
Total liabilities	44,468	39,252
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value:
Authorized: 150,000,000 shares; issued and outstanding: 36,756,651 shares at March 31, 2019 and 36,736,012 shares at December 31, 2018	37	37
Additional paid-in capital	196,972	195,573
Accumulated other comprehensive loss	—	—
Accumulated deficit	(100,872)	(94,704)
Total stockholders’ equity	96,137	100,906
Total liabilities and stockholders’ equity	$140,605	$140,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Research and development revenue - from related party	$6,413	$163
Research and development revenue - other	—	68
Grant revenue	595	251
Total revenue	7,008	482
Operating expenses:
Research and development	8,454	6,687
General and administrative	4,935	2,910
Total operating expenses	13,389	9,597
Loss from operations	6,381	9,115
Interest and other income, net	510	82
Interest and other expense, net	(293)	(295)
Change in fair value of warrant liabilities	(4)	614
Net loss attributable to common shareholders	$6,168	$8,714
Net loss per share attributable to common shareholders:
Basic and diluted	$0.17	$0.32
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	36,738,993	26,989,693
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	—	—
Comprehensive loss	$6,168	$8,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2018	36,736,012	$37	$195,573	$—	$(94,704)	$100,906
Issuance of common stock pursuant to stock plans	20,639	—	38	—	—	38
Stock-based compensation	—	—	1,361	—	—	1,361
Net loss	—	—	—	—	(6,168)	(6,168)
Balances, March 31, 2019	36,756,651	37	196,972	—	(100,872)	96,137

Balances, December 31, 2017	26,898,330	27	141,733	—	(64,471)	77,289
Issuance of common stock pursuant to stock plans	161,705	1	147	—	—	148
Issuance of warrant to purchase common stock in relation to term loan facility	—	—	1,521	—	—	1,521
Stock-based compensation	—	—	643	—	—	643
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	54	54
Net loss	—	—	—	—	(8,714)	(8,714)
Balances, March 31, 2018	27,060,035	$28	$144,044	$—	$(73,131)	$70,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$6,168	$8,714
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177	72
Stock-based compensation expense	1,360	643
Amortization of debt discount and accretion related to debt	105	63
Change in common stock warrant fair value	4	(615)
Accretion of asset retirement obligations	11	8
Loss on extinguishment of debt	—	115
Loss on disposal of equipment	—	2
Changes in operating assets and liabilities:
Prepaid expenses	239	(58)
Accounts receivable from related party	(55)	(4,000)
Other current assets	(661)	(71)
Other assets	321	—
Accounts payable	802	(355)
Accrued liabilities	622	110
Other current liabilities	—	34
Other liabilities	(204)	198
Deferred revenue	(7,529)	3,585
Net cash used in operating activities	(10,976)	(8,983)
Cash flows from investing activities:
Purchases of property and equipment	(625)	(1,719)
Purchase of marketable securities	(36,588)	—
Sales of marketable securities	1,293	—
Net cash used in investing activities	(35,920)	(1,719)
Cash flows from financing activities:
Payments of capital lease obligations	—	(13)
Proceeds from issuance of long-term debt and warrants, net	—	4,537
Repayment of long-term debt	—	(3,605)
Proceeds from stock option exercises	38	148
Principal payments on finance leases	(8)	—
Net cash provided by financing activities	30	1,067
Net decrease in cash, cash equivalents, and restricted cash	(46,866)	(9,635)
Cash, cash equivalents and restricted cash, beginning of period	87,721	58,910
Cash, cash equivalents and restricted cash, end of period	$40,855	$49,275
Supplemental Cash Flow Information
Cash paid for interest	$174	$51

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2019.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and reflect the elimination of intercompany accounts and transactions.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842, as amended, (the "new lease standard") establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

We adopted the new lease standard on January 1, 2019 and used the effective date as our date of initial adoption. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for earlier periods.

We have completed a qualitative and quantitative assessment of our lease portfolio, in which the standard had a material impact on our condensed consolidated balance sheet but did not have an impact on our condensed consolidated income statement. Upon adoption, we recognized lease liabilities of approximately $4.7 million based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. The corresponding ROU assets of $4.2 million recognized upon adoption are net of deferred rent.

The new standard provides a number of optional practical expedients in transition. We elected the practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for our office leases.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies disclosed in Note 1, Summary of significant accounting policies, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, other than as noted below.

Lease Accounting

At inception of a contract, we determine whether an arrangement is or contains a lease. For all leases, we determine the classification as either operating leases or financing leases. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities in our Condensed Consolidated Balance Sheets.

Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. If a lease does not provide information to determine an implicit interest rate, we use our incremental borrowing rate in determining the present value of lease payments. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. ROU assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease agreements with both lease and nonlease components, are generally accounted for together as a single lease component.

Cash and Cash Equivalents

The Company considers temporary investments with original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

The Company’s cash and cash equivalents are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Approximately 92% and 34% of total revenues for the three months ended March 31, 2019 and March 31, 2018, respectively, were derived from Takeda. There was $0.3 million in accounts receivable due from Takeda at March 31, 2019. See also Note 3, Research and Development Agreements, regarding the collaboration agreements with Takeda.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning on January 1, 2020, but may be adopted earlier. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to common shareholders	$6,168	$8,714
Denominator:
Weighted average common shares outstanding - basic and diluted	36,738,993	26,989,693
Net loss per share attributable to common shareholders:
Basic and diluted	$0.17	$0.32

The following outstanding warrants and options were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2019	2018
Shares issuable upon exercise of warrants	3,522	3,522
Shares issuable upon exercise of stock options	5,295	2,880

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters.  Research and Development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Japan	$6,413	$163
United States	—	68
Total Research and Development Revenue	$6,413	$231

 Related Party Collaboration Agreement - Takeda Pharmaceuticals, Inc.

Research and development revenue from related party relates to revenue from research and development agreements with Takeda Pharmaceuticals, Inc (“Takeda”) and were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Takeda Collaboration Agreement	$—	$11
Takeda Individual Project Agreement	54	—
Takeda Development and License Agreement	6,114	—
Takeda Multi-Target Agreement	245	152
Total Research and Development Revenue	$6,413	$163

Deferred revenue and accounts receivable balances from the research and development agreements with Takeda were as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets
Unbilled revenue	$295	240
Liabilities
Deferred revenue, current	19,307	26,231
Deferred revenue, non-current	2,065	2,670
Total deferred revenue	$21,372	$28,901

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

During the three months ended March 31, 2019 and 2018, the Company recorded research and development revenue from Takeda of $0 and $11,000, respectively, under the Takeda Collaboration Agreement. This revenue is deemed to be revenue from a related party (as discussed further in Note 4, Related Party Transactions).

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

During the three months ended March 31, 2019, the Company recognized research and development revenue from Takeda of $54,000 under the Takeda Individual Project Agreement. No revenue was recognized during the three months ended March 31, 2018 since the agreement was not in place.

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

The Company determined that the initial $10.0 million potential development milestone payment under the Takeda Development and License Agreement is probable of being achieved. Therefore, this payment was included in the transaction consideration. As of March 31, 2019, the other potential development milestones and sales milestones are not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control.  Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price as of March 31, 2019.

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

The Company recognized revenue of $6.1 million during the three months ended March 31, 2019 related to the Takeda Development and License Agreement. During the three months ended March 31, 2018, the Company recorded no research and development revenue under the Takeda Development and License Agreement, since the agreement was not in place until September 18, 2018. As of March 31, 2019 and December 31, 2018, deferred revenue related to the performance obligation was $17.5 million and $24.8 million, respectively.

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

The Company received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of March 31, 2019, the Company has received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

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

In connection with the execution of the Takeda Multi-Target Agreement, Takeda also entered into a stock purchase agreement with the Company (“Takeda Stock Purchase Agreement”), pursuant to which Takeda purchased approximately $20.0 million of shares of the Company’s common stock following the Merger. See Note 10, Stockholders’ Equity, for further details. Since the Takeda Stock Purchase Agreement was dependent on contingent events, the Company determined that the transaction was constrained, and not a performance obligation under the Takeda Multi-Target Agreement. The Company accounted for the stock purchase agreement in August 2017, once the constraints were removed, and recorded the $20.0 million in equity upon the settlement of the stock purchase transaction.

During the three months ended March 31, 2019 and March 31, 2018, the Company recorded $245,000 and $152,000, respectively, in research and development revenue under the Multi-Target Takeda Agreement. As of March 31, 2019, and December 31, 2018, deferred revenue related to the performance obligation was $3.9 million and $4.1 million, respectively.

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

The Company determined that at the inception of the agreement, the promised goods and services under the Other Collaboration Agreement were, the research and development services, and manufacturing. The Company determined that there was one performance obligation, since the manufacturing was not distinct from the research and development services. Revenues are recognized over the period that the research and development services occur using an input method to measure progress towards satisfaction of the performance obligation. The option for additional ETB molecules was determined to be at fair value and was accounted for once the option was exercised. All research and development services were performed as of March 31, 2019.

During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $68,000 in research and development revenue under the Other Collaboration Agreement, respectively.

Grant Agreements

Grant revenue relates to funds from a state grant funding program, which are conditional cost reimbursement grants, and revenue is recognized as allowable costs are paid.

In November 2011, Private Molecular was awarded a $10.6 million product development grant from the Cancer Prevention Research Institute of Texas (“CPRIT”) for its CD20-targeting ETB MT-3724. To date, Private Molecular has received $9.5 million in grant funds.

On September 18, 2018, the Company entered into a grant agreement with CPRIT (the “CPRIT Agreement”), in connection with a grant of approximately $15.2 million awarded by CPRIT to the Company to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

During the three months ended March 31, 2019 and 2018, the Company recorded $595,000 and $251,000 in grant revenue under these awards, respectively. Amounts collected in excess of revenue recognized are recorded as deferred revenue. Amounts submitted for reimbursement in excess of amounts received are recorded as receivables in other current assets. As of March 31, 2019, and December 31, 2018, we had $4.1 million recorded in other current assets.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda Collaboration and Stock Purchase

In connection with the Takeda Stock Purchase Agreement described in Note 3, Research and Development Collaboration Agreements, Takeda became a related party, following the stock purchase. Refer to Note 3, Research and Development Collaboration Agreements, for more details about the Takeda Collaboration Agreement, the Takeda Multi-Target Agreement and the Takeda Development and License Agreement. Refer to Note 10, Stockholders’ Equity, for more detail about the Takeda Stock Purchase Agreement. Jonathan Lanfear, a director of the Company, is the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda.

Private Placement

Immediately following the Private Placement described in Note 10, Stockholders’ Equity below, Longitude Venture Partner III, L.P. (“Longitude”) and CDK Associates, L.L.C. (“CDK”) became related parties, with Longitude and CDK beneficially owning 15.3% and 4.99% of the Company, respectively, following investments of $20.0 million and $7.0 million, respectively. Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK. David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude. Furthermore, Kevin Lalande, a director of the Company is affiliated with Sante Health Ventures I, L.P. and Sante Heath Ventures Annex Fund, L.P., which are stockholders of the Company and were investors in the Concurrent Financing.

Public Offering

Following the Public Offering described in Note 10, Stockholders’ Equity below, BVF Partners L.P. (“BVF”) and Perceptive Advisors LLC (“Perceptive”) owned 7.6% and 5.9% of the Company, following investments of $15.3 million and $11.9 million, respectively.

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

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Basis of Fair Value Measurements
	Fair Value as of March 31, 2019	Level 1	Level 2	Level 3
Money market funds	$20,638	$20,638	$—	$—
Commercial paper	44,525	—	44,525	—
United States Treasury Bills	13,159	—	13,159	—
Corporate bonds	4,240	—	4,240
Total	$82,562	$20,638	$61,924	$—
Amounts included in:
Cash and cash equivalents	$36,842
Marketable securities, current	45,720
Total cash equivalents and marketable securities	$82,562

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
Money market funds	$82,843	$82,843	$—	$—
Commercial paper	12,825	—	12,825	—
Total	$95,668	$82,843	$12,825	$—
Amounts included in:
Cash and cash equivalents	$85,434
Marketable securities, current	10,234
Total cash equivalents and marketable securities	$95,668

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at March 31, 2019 and December 31, 2018 (in thousands):

As of March 31, 2019	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Maturity Dates
Cash equivalents - money market funds, commercial paper and corporate bonds	$36,842	$—	$—	$36,842
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	$45,720	$—	$—	$45,720	7/2019 - 12/2019

As of December 31, 2018	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Maturity Dates
Cash equivalents - money market funds and commercial paper	$85,434	$—	$—	$85,434
Marketable securities, current - commercial paper	$10,234	$—	$—	$10,234	1/2019 - 9/2019

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis as of the date indicated below:

		Basis of Fair Value Measurements
	Fair Value as of March 31, 2019	Level 1	Level 2	Level 3
2017 Warrants	7	—	—	7

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
2017 Warrants	3	—	—	3

The Company determined the fair value of the liability associated with its 2017 Warrants to purchase in aggregate 377,273 shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 10, Stockholders’ Equity.

As of March 31, 2019 and December 31, 2018 the fair value of the long-term debt approximated its carrying value of $3.2 million and $3.3 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities were comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued liabilities:
General and administrative	$440	$297
Clinical trial related costs	889	598
Non-clinical research and manufacturing operations	3,788	2,644
401(k) contributions payable	19	—
Payroll related	828	1,787
Other accrued expenses	15	31
Total accrued liabilities	$5,979	$5,357

Deferred revenue was comprised of the following:

	March 31,	December 31,
	2019	2018
Deferred revenue:
Grant agreements	$—	$—
Research and development agreements	21,372	28,901
Total deferred revenue	$21,372	$28,901

Other assets include $3.0 million of restricted cash as of March 31, 2019.

NOTE 7 — BORROWING ARRANGEMENTS

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan to be drawn down at a future date. The Company used a portion of the proceeds from the Perceptive Credit Facility to pay off the existing debt facility with SVB. Borrowings under the Perceptive Credit Facility are secured by all of the property and assets of the Company. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at March 31, 2019 was 13.8%. Payments for the first 24 months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full. The exit fee is being accreted to interest expense over the term of the Perceptive Credit Facility using the effective interest method.

For the three months ended March 31, 2019, the Company recorded $172,000 of interest expense and $74,000 of amortization of debt discount related to the Perceptive Credit Facility.  For the three months ended March 31, 2018, the Company recorded $59,000 of interest expense and $54,000 of amortization of debt discount related to the Perceptive Credit Facility.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5792, subject to certain adjustments as specified in the Warrant. See Note 10, Stockholders’ Equity for further discussion of the warrant. The fair value of the warrant of $1.5 million was recorded as a debt discount, which is being amortized to interest expense over the term of the Perceptive Credit Facility using the effective interest method

As of March 31, 2019 and December 31, 2018 the Perceptive Credit Facility principal balance was $5.0 million and $5.0 million, respectively. As of March 31, 2019, the Company was in compliance with the non-financial covenants of the Perceptive Credit Facility.

Future required principal and final payments on the Perceptive Credit Facility were as follows as of March 31, 2019:

2019 (remaining)	$—
2020	800
2021	800
2022	3,500
2023	—
Total	5,100
Debt discount and deferred finance costs	(1,741)
Total	3,359
Short-term portion	(200)
Total	$3,159

NOTE 8 – LEASES

On January 1, 2019, we adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. Required disclosures have been made on a modified retrospective basis in accordance with the guidance of the standard. See Note 1, Organization and Summary of Significant Accounting Policies under the heading Significant accounting policies.

We have operating leases for administrative offices and R&D facilities, and certain finance leases for equipment. Our operating leases have remaining terms of less than one year to ten years, and our finance leases have remaining terms of less than one year to two years. Leases with an initial term of 12 months or less will not be recorded on the balance sheet as operating leases or finance leases, and we will recognize lease expense for these leases on a straight-line basis over the lease term. For leases commencing in 2019 and later, we account for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) with non-lease components (e.g. common area maintenance costs). Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal options for our existing leases is at our sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our leases do not contain any residual value guarantees or material restrictive covenants.

As a result of applying the modified retrospective method to adopt the lease guidance, the following adjustments were made to accounts on the Condensed Consolidated Balance Sheet as of January 1, 2019 (in thousands):

Balance Sheet	December 31, 2018	Effect of adoption of ASC 842	January 1, 2019
Assets
Operating lease right-of-use assets, non-current	$-	$4,180	$4,180
Total assets	-	4,180	4,180
Liabilities
Operating lease liability, current	-	976	976
Deferred Rent[1]	525	(525)	-
Operating Lease Liability, long term portion	-	3,729	3,729
Total liabilities	525	4,180	4,705

1.	Included in Other liabilities on the balance sheet.

In January 2019, we entered into a lease agreement for an additional 57,000 square feet of administrative office and R&D space in Austin, Texas. The lease commenced March 2019 and is set expire in August 2028 and does not contain an option to renew.

The tables below include the impact of this newly entered lease. Upon the commencement of the lease, we recorded an operating lease right-of-use asset and a lease liability of $7.2 million and $7.2 million, respectively.

As of March 31, 2019 we do not have any operating and finance leases that have not yet commenced.

The components of lease expense for the three months ended March 31, 2019, were as follows (in thousands):

Three Months Ended March 31,
2019
Operating leases
Operating lease cost	$402
Variable lease expense	105
Sublease rental income	(39)
Total operating lease cost, net	$468
Finance leases
Amortization of right-of-use asset	$2
Interest on lease liabilities	1
Total finance lease cost	$3

The following table summarizes the balance sheets classification of our leases as of March 31, 2019 (in thousands):

March 31,
2019
Operating leases
Operating lease right-of-use assets	$11,131
Operating lease liabilities, Current[1]	$965
Operating lease liabilities, Long-term	10,770
Total operating lease liabilities	$11,735
Finance leases
Property and equipment, at cost	$57
Accumulated depreciation	15
Property and equipment, net	$42
Other current liabilities	$31
Other liabilities	12
Total finance lease liabilities	$43
1.	Included in other liabilities

The following table represents information about our leases as of March 31, 2019:

Weighted average remaining lease term
Operating leases	7.4 years
Finance leases	1.4 years
Weighted average discount rate
Operating leases	6.74%
Finance leases	7.08%

Maturities of lease liabilities for the period were as follows (in thousands):

March 31, 2019	Operating Leases	Finance Leases
Lease payments
2019 (remaining)[1]	$—	$24
2020	2,494	21
2021	2,566	—
2022	2,635	—
2023	1,961	—
Thereafter	7,236	—
Total lease payments	16,892	45
Less imputed interest	(4,203)	(2)
Total lease payments, net of interest	$12,689	$43
1.	Maturities for operating lease liabilities in 2019 is less than tenant improvement allowances expected to be received.

Supplemental cash flow information for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$322
Operating cash flows from finance leases	1
Financing cash flows from finance leases	8
Right-of-use asset obtained in exchange for lease obligations:
Operating leases	7,234
Finance leases	-

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating lease agreements covering the Company’s office facilities in Austin, Texas and Jersey City, New Jersey. Facilities expense under the operating leases was approximately $402,000 and $340,000 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum payments due under the operating lease agreements at March 31, 2019 were as follows (in thousands):

2019 (remaining)	$1,050
2020	2,494
2021	2,566
2022	2,635
2023	1,961
Thereafter	7,236
Total	$17,942

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

NOTE 10 — STOCKHOLDERS’ EQUITY

Private Placement

On August 1, 2017, the Company entered into the a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) accredited investors having an aggregate purchase price of $40.0 million, each such Unit consisting of (i) one (1) share (the “Shares”) of the Company’s common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of the Company’s common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March and June 2017. The purchase price per Unit was $6.9048. The Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At March 31, 2019, there were warrants outstanding under the Longitude Securities Purchase Agreement to purchase 2,896,532 shares of common stock.  At the time of issuance and as of March 31, 2019, the warrants met the requirements for equity classification under ASC 815, “Derivatives and Hedging” (ASC 815), and the value of these warrants is included in additional paid-in capital on the balance sheet. The Private Placement Warrants are exercisable upon issuance and expire August 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

In December 2015, the Company entered into an agreement (the “Wedbush Agreement”) with Wedbush Securities Inc. (“Wedbush”), which was subsequently amended in December of 2017, related to Wedbush’s services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued to Wedbush warrants to purchase 57,930 shares of the Company’s common stock (the “Wedbush Warrants”). The Wedbush Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At March 31, 2019, there were warrants outstanding under the Wedbush Agreement to purchase 57,930 shares of common stock. At the time of issuance and as of March 31, 2019, the warrants met the requirements for equity classification under ASC 815, and the value of these warrants is included in additional paid-in capital on the balance sheet. The Wedbush Warrants are exercisable upon issuance and expire December 1, 2024. The Company will continue to evaluate equity classification on a quarterly basis.

Subsequent Private Placement

In connection with the execution of the Takeda Multi-Target Agreement, Threshold and Private Molecular entered into the Takeda Stock Purchase Agreement. Pursuant to the Takeda Stock Purchase Agreement, following the Private Placement, Takeda purchased 2,922,993 shares of the Company’s common stock, at a price per share of $6.84, for an aggregate purchase price of $20.0 million.

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

Common Stock Warrant Liability Valuation

As of March 31, 2019, the Company had warrants outstanding to purchase 3,521,735 shares of the Company’s common stock.  The Company accounts for certain of its common stock warrants under guidance in ASC 480 that clarifies the determination of whether an instrument is classified as a liability or equity.  The following table summarizes the Company’s outstanding warrants as of March 31, 2019 and December 31, 2018 and the warrant activity during the three months ended March 31, 2019:

	Warrants Outstanding			Warrants Outstanding	Weighted Average
	December 31, 2018	Issued	Exercised	March 31, 2019	Exercise Price
2017 Warrants	377,273	—	—	377,273	$39.82
2017 Private Placement Warrants	2,954,462	—	—	2,954,462	$6.84
2018 Warrants	190,000	—	—	190,000	$9.58
	3,521,735	—	—	3,521,735

On August 1, 2017, the Company assumed the warrant liability of the predecessor Threshold Pharmaceuticals, Inc.(“Threshold”), as part of the merger with Threshold (the “Merger”), related to warrants to purchase 377,273 shares of the Company’s common stock (“2017 Warrants”), with an exercise price of $39.82 per share. Refer to the 2018 Annual Report on Form 10-K, for further detail about the Merger. Due to change in control provisions outside of the Company’s control in these warrant agreements, the guidance requires the Company’s outstanding warrants to be classified as liabilities and to be fair valued at each reporting period, with the changes in fair value recognized as change in fair value of warrant liabilities in the Company’s consolidated statements of operations.

The following table is a reconciliation of the 2017 Warrant liability measured at fair value using level 3 inputs (in thousands):

Warrant Liability
Balance at December 31, 2018	$3
Change in fair value during the three months ended March 31, 2019	4
Balance at March 31, 2019	$7

The fair value of the 2017 Warrants on March 31, 2019 and December 31, 2018 was determined using a Black-Scholes model with the following key level 3 inputs:

	March 31, 2019	December 31, 2018
Risk-free interest rate	2.4%	2.6%
Expected life (in years)	0.90	1.1
Dividend yield	—	—
Volatility	80%	77%
Stock price	$5.81	$4.04

During the three months ended March 31, 2019 and 2018, the fair value of the 2017 Warrants increased by $4,000 and decreased by $614,000, respectively, and the change in fair value of warrant liabilities was recorded as noncash expense and income, respectively, in the Company’s consolidated statement of operations and comprehensive loss.

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

On February 28, 2018, in connection with the Perceptive Credit Facility, the Company issued warrants to purchase 190,000 shares of the Company’s common stock with an exercise price of $9.58 (the “2018 Warrants”). The 2018 Warrants are exercisable for a period of seven years from the date of issuance, subject to certain adjustments as specified in the Warrants. The 2018 Warrants were classified as equity and recorded in additional paid-in capital; and were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were:  expected dividend rate of 0%, expected volatility of 105%, risk free interest rate of 2.83%, and expected term of 7.0 years.  See Note 7, Borrowing Arrangements, for further detail about the Perceptive Credit Facility.

NOTE 11 — STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options granted under the 2009 Stock Plan, as amended (the “2009 Stock Plan”), the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Equity Incentive Plan”), the Company’s 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited consolidated statements of operations. Stock-based compensation for the three months ended March 31, 2019 and 2018 were (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$453	$180
General and administrative	908	463
Total stock-based compensation	$1,361	$643

As of March 31, 2019, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $16.6 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 3.1 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Employee Stock Options:
Risk-free interest rate	2.59%	2.68%
Expected term (in years)	6.08	6.02
Dividend yield	—	—
Volatility	109%	108%
Weighted-average fair value of stock options granted	$3.93	$8.85

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	4,002,999	$10.43	6.4	$1.5
Granted	1,341,850	$4.71	—	—
Exercised	(20,639)	$1.85	—	—
Forfeitures	(29,525)	$7.39	—	—
Outstanding at March 31, 2019	5,294,685	$9.03	7.3	$3.9
Exercisable at March 31, 2019	1,720,852	$14.75	4.0	$2.3

The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018, was $75,000 and $1.6 million, respectively, as determined at the date of the option exercise. Cash received from stock option exercises was $38,000 and $148,000 for the three months ended March 31, 2019 and 2018, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

You should read the following discussion and analysis of financial condition and results of operations together with Part I, Item 1, “Financial Statements,” which includes our financial statements and related notes, elsewhere in this Quarterly Report on Form 10-Q.

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

Our initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. We have developed ETBs for various targets, including CD20, CD38, HER2, and PD-L1. CD20 is central to B cell malignancies and is clinically validated as a target for the treatment of lymphomas and autoimmune disease. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers. Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in multiple Phase II studies. The dose escalation portion of its first Phase I clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated in the fourth quarter of 2017. In the first quarter of 2019, we initiated a Phase II monotherapy study with MT-3724, which has the potential to be a pivotal study. We have also initiated a Phase II combination study with MT-3724 and chemotherapy in earlier lines of diffuse large B-cell lymphoma (DLBCL) and a second Phase II combination study with MT-3724 and Revlimid® (lenalidomide) in earlier lines of DLBCL. We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We expected to begin dosing patients in a Phase I study of MT-5111 in the third quarter of 2019. We anticipate filing IND applications for TAK-169 in 2019 and for our PD-L1 ETB in the second half of 2019.

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

We are a clinical-stage company and have not generated revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our ETB candidates. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2019 and 2018, we incurred net losses of $6.2 million and $8.7 million, respectively. As of March 31, 2019, we had an accumulated deficit of $100.9 million.

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

Collaboration Agreements

Takeda Pharmaceuticals

We recognize collaboration revenue over time as a customer obtains control of promised goods or services. For more information about our collaboration revenue, please see Note 3, Research and Development Agreements to our unaudited condensed financial statements for the three months ended March 31, 2019, included in this Quarterly Report on Form 10-Q.

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. Under the terms of the agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We are entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the agreement. As of March 31, 2019, we have received $2.0 million under the Takeda Collaboration Agreement.

In connection with the Takeda Collaboration Agreement, we entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018 that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, we will receive up to $2.2 million in compensation. As of March 31, 2019, we have received $2.0 million under the Takeda Individual Project Agreement.

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

Takeda Multi-Target Agreement

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Pursuant to the Takeda Multi-Target Agreement, Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets and we will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. Each party granted to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and we agree to work exclusively with Takeda with respect to the designated targets. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. As of March 31, 2019, we have received $5.0 million under the Takeda Multi-Target Agreement.

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

For more information about our collaboration agreements, please see Note 3, Research and Development Agreements to our unaudited condensed financial statements for the three months ended March 31, 2019, included in this Quarterly Report on Form 10-Q.

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

Subject to the terms of the Agreement, full ownership of any CPRIT funded technology and CPRIT funded intellectual property rights developed pursuant to the CPRIT Agreement will be retained by us, our Collaborators (as defined in the CPRIT Agreement) and, to the extent applicable, any participating third party (the “Project Results”). With respect to any Project Results, we agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license, solely for academic, research and other non-

commercial purposes, under the Project Results and to exploit any necessary additional intellectual property rights, subject to certain exclusions.

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

Grant revenue relates to our Cancer Prevention Research Institute of Texas, or CPRIT grants for a CD-20 ETB (MT-3724) and a CD-38 ETB (MT-4019). CPRIT grant funds for MT-3724 are provided to us in advance as conditional cost reimbursement where revenue is recognized as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue. CPRIT grant funds for MT-4019 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as unbilled revenue.

For more information about our revenue recognition policy, please see Note 1, Summary of Significant Accounting Policies to our audited consolidated financial statements for the years ended December 31, 2018, included in this Annual Report on Form 10-K.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of patients in clinical trials and manufacture of drug materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-3724 and further advances the research and development of our pre-clinical ETB candidates, and other earlier stage products. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from, any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;
•	the terms and timing of regulatory approvals; and
•	the ability to market, commercialize and achieve market acceptance for MT-3724, or any other ETB candidate that we may develop in the future.

Any of these variables with respect to the development of MT-3724, co-development of TAK-169, or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of MT-3724, co-development of TAK-169, or such other ETB candidates. For example, if the U.S. Food and Drug Administration, or the FDA, the European Medical Association or the EMA, or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Other Income (Expense)

Other income (expense) mainly includes interest income earned on our cash and marketable securities balances held, and interest expense on our outstanding borrowings.

Change in fair value of warrant liability

Change in fair value of warrant liability relates to the change in fair value of our warrants categorized as liabilities.

Results of Operations

The table below summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Research and development revenue - from related party	$6,413	$163
Research and development revenue - other	—	68
Grant revenue	595	251
Total revenue	7,008	482
Research and development expenses	8,454	6,687
General and administrative expenses	4,935	2,910
Total operating expenses	13,389	9,597
Loss from operations	6,381	9,115
Interest and other income, net	510	82
Interest expense	(293)	(295)
Change in fair value of warrant liabilities	(4)	614
Net loss	$6,168	$8,714

Research and Development Revenue – from related party

Research and development revenue – from related party increased $6.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Research and development revenues – from related party for the three months ended March 31, 2019 and 2018 were comprised of research and development revenues from our collaboration with Takeda. The increase in research and development revenues from our collaboration with Takeda was primarily due to revenue recognized under the Takeda Development and License Agreement which did not exist during the three months ended March 31, 2018.

For more information about our collaboration agreements, please see Note 3, Research and Development Agreements, to our unaudited condensed financial statements for the three months ended March 31, 2019, included in this Quarterly Report on Form 10-Q.

Grant Revenue

Grant revenue increased $344,000 during the three months ended March 31, 2019 when compared to the three months ended March 31, 2018. The increase was primarily attributable to the CPRIT grant related to CD-20 targeting ETB MT-3724.

Research and Development Expenses

The table below summarizes our research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands).

Research and development expenses by cost type:	Three Months Ended March 31,
	2019	2018
Employee compensation	$2,998	$1,694
Program costs	4,031	3,771
Laboratory costs	637	375
Other research and development costs	788	847
Total research and development expenses	$8,454	$6,687

Research and development expenses increased $1.8 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to costs related to increased payroll related costs due to increased headcount, along with increased outsourced program costs and laboratory costs.

From a program perspective, all of our research and development expenses relate to the discovery and development of ETBs. The increase in outsourced program costs of $260,000 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to increase in costs related to NHL of $402,000, CD-38 (TAK-169) of $631,000 and PD-L1 of $623,000, partially offset by decreases in other programs.

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

General and Administrative Expenses

General and administrative expenses increased $2.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily attributable to costs associated with being a publicly traded company, along with increased payroll related costs due to increased headcount.

Interest and Other Income

Interest and other income increased $428,000 during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to higher yielding investments and higher cash, cash equivalents and marketable securities balances.

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

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-3724, TAK-169 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We have incurred an accumulated deficit of $100.9 million through March 31, 2019. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our current research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021.

Our financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months. To date, we have financed our operations through private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaborators under our research evaluation agreements, as well as funding from governmental bodies and bank and bridge loans. Since 2009, we raised gross proceeds of $78.2 million from private placements of equity securities, including $40.0 million from the Private Placement in August 2017 and $20.0 million from the Takeda Financing in August 2017; as well as $52.0 million in gross proceeds from a public offering in September 2018. Since 2009, we have also received aggregate gross proceeds of $39.7 million from our collaborators, received $10.0 million in proceeds from related-party convertible promissory notes, received $6.0 million in proceeds from bank loan from Silicon Valley Bank, or SVB, $5.0 million in proceeds from the Perceptive Facility; and assumed $15.2 million of cash balances of Threshold upon the closing of the Merger.

On February 27, 2018, we entered into the Perceptive Credit Facility, which allows for aggregate borrowings of up to $10.0 million, subject to our achievement of certain milestones. We drew down an aggregate of $5.0 million under the Perceptive Credit Facility through March 31, 2019. Payments for the first 24 months are interest only and are paid quarterly, commenced April 2018. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $200,000 are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. The loan matures on February 27, 2022 and is secured by substantially all our assets.

On September 18, 2018, the Company entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with the CPRIT, in connection with a grant of approximately $15.2 million awarded by CPRIT to the Company in November 2016 to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

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

As of March 31, 2019, we had cash, cash equivalents, marketable securities, and restricted cash of $86.6 million. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $98.0 million.

Cash Flows

(in thousands)	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(10,976)	$(8,983)
Net cash used in investing activities	(35,920)	(1,719)
Net cash provided by financing activities	30	1,067
Net decrease in cash, cash equivalents and restricted cash	$(46,866)	$(9,635)

The increase in net cash used in operating activities to $11.0 million for the three months ended March 31, 2019 from $9.0 million for the three months ended March 31, 2018 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities to $35.9 million for the three months ended March 31, 2019 from $1.7 million in net cash provided from investing activities for the three months ended March 31, 2018 was primarily due to increased purchases of marketable securities.

The decrease in net cash provided by financing activities to $30,000 for the three months ended March 31, 2019 from $1.1 million for the three months ended March 31, 2018 was primarily due to receiving $932,000 net proceeds from when the Company entered into the Perceptive Credit Facility in February 2018 compared to none in the three months ended March 31, 2019.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $100.9 million as of March 31, 2019. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-3724, co-development activities related to TAK-169, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	complete the ongoing Phase I expansion clinical trial of MT-3724, our lead ETB candidate;
•	support the ongoing Phase Ib and initiate Phase II clinical trials of MT-3724;

•	co-develop TAK-169 with Takeda;
•	continue the research and development of our other ETB candidates, including completing pre-clinical studies and commencing clinical trials;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
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

Because of the numerous risks and uncertainties associated with the development of MT-3724, co-development of TAK-169, and our other pre-clinical programs, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-3724, TAK-169 or our other pre-clinical programs will depend on many factors, including:

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on March 29, 2019.

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

The impact of the adoption of the standard to prior period amounts is discussed in Note 8, Leases.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, Organization and Summary of Significant Accounting Policies, to our unaudited condensed financial statements for the three months ended March 31, 2019, included in this Quarterly Report on Form 10-Q.

Contractual Commitments and Obligations

As of March 31, 2019, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time may also significantly impair our business operations. Our business could be harmed by any of these risks. Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before making any decision to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our prospects, financial condition, operating results and cash flows could be materially harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $6.2 million for three months ended March 31, 2019.  As of March 31, 2019, we had an accumulated deficit of $100.9 million.

As of March 31, 2019, we had cash, cash equivalents, restricted cash and marketable securities of $86.6 million. In August 2017, we raised approximately $60.0 million though private placements of our common stock and warrants to purchase our common stock. In September 2018, we completed a public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

In general, under Section 382 of the Internal Revenue Code, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. The merger with Private Molecular (the “Merger”) resulted in an ownership change under Section 382 of the Code for us, and our pre-Merger NOL carryforwards and certain other tax attributes will be subject to limitation or elimination. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications.  We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of product candidates.  Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates.  We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate. We currently have one ETB product candidate, MT-3724, in three Phase II combination studies, a second ETB product candidate, MT-5111, for which an IND was accepted by the FDA and a Phase I study will be initiated in the third quarter of 2019, and the remainder of our product candidates are in preclinical development.  MT-3724 has only been administered in patients with non-Hodgkin’s lymphoma.  This is only one of the multiple indications for which we plan to develop this product candidate.  There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, our clinical and preclinical data to date is not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent.  There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP, regulations and corresponding foreign regulatory manufacturing requirements.  As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any New Drug Application, or NDA, or marketing authorization application.

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

During the course of our development of our lead product candidate, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT.  We entered our first CPRIT award grant contract, or the 2012 CPRIT Agreement, on November 7, 2012. On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program, or the “2018 CPRIT Agreement”. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful.  Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•

require repayment of all or a portion of the grant proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas, failure to achieve certain milestones or to comply with terms relating to use of grant proceeds, or failure to comply with certain laws;

•	terminate agreements, in whole or in part, for any reason or no reason;
•	reduce or modify the government’s obligations under such agreements without the consent of the other party;
•	claim rights, including certain intellectual property rights, in products and data developed under such agreements;
•	audit contract-related costs and fees, including allocated indirect costs;
•	suspend the contractor or grantee from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
•	impose the State of Texas or U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
•	impose the qualifications for the engagement of manufacturers, suppliers and other contractors as well as other criteria for reimbursements;
•	suspend or debar the contractor or grantee from doing future business with the government;
•	control and potentially prohibit the export of products;
•	pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions specific to government agreements; and
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the US government has shut down several times, including from December 22, 2018 through January 25, 2019, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We could be required to incur significant expenses to obtain our intellectual property rights, and we cannot ensure that we will obtain meaningful patent protection for our product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, it is also possible that we will fail to identify patentable aspects of further inventions made in the course of our development and commercialization activities before they are publicly disclosed, making it too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of a patent that covers an approved product where the permission for the commercial marketing or use of the product is the first permitted commercial marketing or use, and as long as the remaining term of the patent does not exceed 14 years. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Issued patents covering our ETB technologies, product candidates and uses could be found invalid or unenforceable if challenged in court.

Even if our or our current or future collaboration partners’ patents do successfully issue and even if such patents cover our product candidates and methods of use, third parties may initiate interference, re-examination, post-grant review, IPR or derivation actions in the USPTO; may initiate third party oppositions in the European Patent Office, or EPO; or may initiate similar actions challenging the validity, enforceability or scope of such patents in other patent administrative proceedings worldwide, which may result in patent claims being narrowed or invalidated.  Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover competitive technologies, product candidates or methods of use.  Further, if we initiate legal proceedings against a third party to enforce a patent covering our technologies, product candidates or uses, the defendant could counterclaim that our relevant patent is invalid or unenforceable.  In patent litigation in the United States, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims.  Further, in the United States, a third party, including a licensee of one of our or our current or future collaboration partners’ patents, may initiate legal proceedings against us in which the third party challenges the validity, enforceability, or scope of our patent(s).

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, in May 2016, the EU Parliament adopted the comprehensive General Data Privacy Regulation, or the GDPR, to, among other things, impose more stringent data protection requirements for processors and controllers of personal data and provide for greater penalties and fines for noncompliance, including fines in amounts up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR became fully effective in May 2018. In addition, in 2018, California adopted a new privacy law, scheduled to go into effect on January 1, 2020, that borrows heavily from the GDPR. Complying with the enhanced obligations imposed by the GDPR and other applicable international and U.S. privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability.

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

We completed the construction of our cGMP manufacturing facility during the second quarter of 2018 and we have developed the capability to manufacture product candidates for use in the conduct of our clinical trials. We may not be able to manufacture product candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for product candidates.  We may also fail to comply with cGMP requirements and standards which would not enable us to utilize the manufacturing facility to make clinical trial supply.  We plan to rely in part on third-party manufacturers, and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval.  We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale.

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

Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of The Nasdaq Capital Market.  If we are not able to maintain the requirements for listing on The Nasdaq Capital Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.  As of March 31, 2019, we had outstanding a total of approximately 36,756,651 shares of common stock.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  The perception in the market that these sales may occur could also cause the trading price of our common stock to decline.  As of March 31, 2019, we had outstanding a total of approximately 36,756,651 at shares of common stock. As a result of contractual arrangements entered into in connection with our September public offering, approximately 16.5 million shares of our common stock beneficially owned by our executive officers, directors and certain of our existing shareholders were subject to lock-up agreements until December 19, 2018 that prohibited, subject to certain exceptions, the offering, sale, contracting to sell, pledging or otherwise disposing of, directly or indirectly, any of our common stock or securities convertible into or exchangeable or exercisable for any of our common stock, entering into a transaction that would have the same effect, or entering into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock, whether any of these transactions are to be settled by delivery of our common stock or other securities, in cash or otherwise, or publicly disclosing the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, without, in each case, the prior written consent of the representatives of the underwriters of the public offering, who may release any of the securities subject to these lock-up agreements at any time without notice. These shares can now be sold into the market and may cause the market price of our common stock to decline significantly.

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

Pursuant to our 2018 Equity Incentive Plan, or the 2018 Plan, we are authorized and have available to grant equity awards to our employees, directors and consultants for up to an aggregate of 3.4 million shares of our common stock reserved for issuance pursuant to the 2018 Plan as of March 31, 2019, which includes potential forfeitures and cancellations of outstanding stock options from the 2009 Equity Incentive Plan, 2014 Equity Incentive Plan and 2004 Equity Incentive Plan. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

As of March 31, 2019, our directors, officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 42% of our outstanding shares of common stock.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  Within this group, Santé Health Ventures, LLC and its affiliates own approximately 24% of our shares, Longitude Capital Management Company, LLC and its affiliates own approximately 12% of our shares, Millennium Pharmaceuticals, Inc. owns approximately 8% of our shares BVF Partners, L.P. owns approximately 9% of our shares, Perceptive Advisors, LLC and its affiliates own approximately 6% of our shares. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. As of March 31, 2019, we qualify as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications.  Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

As of March 31, 2019, we had 79 full-time employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Exhibit Number	Description

10.1	Sublease, dated as of January 23, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Molecular Templates, Inc.

Date: May 13, 2019	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)

Date: May 13, 2019	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer (Principal Financial and Accounting Officer)