Form 10-Q
period 2019-06-30
Molecular Templates, Inc.
filed 2019-08-12
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-32979

Molecular Templates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9301 Amberglen Blvd Suite 100 Austin, TX 78729 (Address of principal executive offices)	78729 (Zip Code)

(512) 869-1555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	MTEM	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On August 5, 2019, there were 36,936,581 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,795	$87,721
Marketable securities, current	55,529	10,234
Prepaid expenses	2,258	2,244
Grants revenue receivable	5,160	4,329
Accounts receivable from related party	—	240
Other current assets	98	95
Total current assets	79,840	104,863
Operating lease right-of-use assets, non-current	10,796	—
Property and equipment, net	9,151	6,851
In-process research and development	26,623	26,623
Other assets	4,737	1,821
Total assets	$131,147	$140,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,577	$780
Accrued liabilities	7,120	5,357
Deferred revenue, current	14,561	26,231
Other current liabilities	1,435	141
Total current liabilities	25,693	32,509
Deferred revenue, non-current	1,664	2,670
Long-term debt, non-current, net	3,075	3,254
Operating lease liabilities, non-current	10,707	—
Other liabilities	748	819
Total liabilities	41,887	39,252
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value:
Authorized: 150,000,000 shares; issued and outstanding: 36,882,163 shares at June 30, 2019 and 36,736,012 shares at December 31, 2018	37	37
Additional paid-in capital	199,223	195,573
Accumulated other comprehensive income	25	—
Accumulated deficit	(110,025)	(94,704)
Total stockholders’ equity	89,260	100,906
Total liabilities and stockholders’ equity	$131,147	$140,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development revenue - from related party	$5,211	$932	$11,624	$1,095
Research and development revenue - other	—	12	—	80
Grant revenue	236	423	831	674
Total revenue	5,447	1,367	12,455	1,849
Operating expenses:
Research and development	10,243	7,662	18,697	14,350
General and administrative	4,605	3,718	9,540	6,627
Total operating expenses	14,848	11,380	28,237	20,977
Loss from operations	9,401	10,013	15,782	19,128
Interest and other income, net	543	118	1,053	200
Interest and other expense, net	(301)	(98)	(594)	(393)
Change in fair value of warrant liabilities	6	298	2	912
Net loss attributable to common shareholders	$9,153	$9,695	$15,321	$18,409
Net loss per share attributable to common shareholders:
Basic and diluted	$0.25	$0.36	$0.42	$0.68
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	36,819,846	27,062,440	36,779,638	27,026,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$9,153	$9,695	$15,321	$18,409
Other comprehensive income:
Unrealized gain on available-for-sale securities	25	—	25	—
Comprehensive loss	$9,128	$9,695	$15,296	$18,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

				Accumulated		Total
			Additional	Other		Stockholders’
Three months ended June 30, 2018	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances, March 31, 2018	27,060,035	$28	$144,044	$—	$(73,131)	$70,941
Issuance of common stock pursuant to stock plans	5,163	—	9	—	—	9
Stock-based compensation	—	—	922	—	—	922
Net loss	—	—	—	—	(9,695)	(9,695)
Balances, June 30, 2018	27,065,198	$28	$144,975	$—	$(82,826)	$62,177

				Accumulated		Total
			Additional	Other		Stockholders’
Six months ended June 30, 2018	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances, December 31, 2017	26,898,330	$27	$141,733	$—	$(64,471)	$77,289
Issuance of common stock pursuant to stock plans	166,868	1	155	—	—	156
Issuance of warrant to purchase common stock in relation to term loan facility	—	—	1,522	—	—	1,522
Stock-based compensation	—	—	1,565	—	—	1,565
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	54	54
Net loss	—	—	—	—	(18,409)	(18,409)
Balances, June 30, 2018	27,065,198	$28	$144,975	$—	$(82,826)	$62,177

				Accumulated		Total
			Additional	Other		Stockholders’
Three months ended June 30, 2019	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances, March 31, 2019	36,756,651	$37	$196,972	$—	$(100,872)	$96,137
Issuance of common stock pursuant to stock plans	125,512	—	809	—	—	809
Stock-based compensation	—	—	1,442	—	—	1,442
Other comprehensive income	—	—	—	25	—	25
Net loss	—	—	—	—	(9,153)	(9,153)
Balances, June 30, 2019	36,882,163	$37	$199,223	$25	$(110,025)	$89,260

				Accumulated		Total
			Additional	Other		Stockholders’
Six months ended June 30, 2019	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances, December 31, 2018	36,736,012	$37	$195,573	$—	$(94,704)	$100,906
Issuance of common stock pursuant to stock plans	146,151	—	847	—	—	847
Stock-based compensation	—	—	2,803	—	—	2,803
Other comprehensive income	—	—	—	25	—	25
Net loss	—	—	—	—	(15,321)	(15,321)
Balances, June 30, 2019	36,882,163	$37	$199,223	$25	$(110,025)	$89,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$15,321	$18,409
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	301	187
Stock-based compensation expense	2,803	1,565
Amortization of debt discount and accretion related to debt	221	127
Change in common stock warrant fair value	(2)	(912)
Accretion of asset retirement obligations	25	18
Capitalized interest	—	(125)
Loss on extinguishment of debt	—	115
Loss on disposal of equipment	—	2
Changes in operating assets and liabilities:
Prepaid expenses	(14)	(236)
Accounts receivable from related party	240	(663)
Other assets	(763)	(120)
Operating lease right-of-use assets, non-current	678	—
Accounts payable	862	(1,935)
Accrued liabilities	1,098	3,128
Other liabilities	(330)	229
Deferred revenue	(12,676)	2,893
Net cash used in operating activities	(22,878)	(14,136)
Cash flows from investing activities:
Purchases of property and equipment	(1,121)	(4,190)
Purchase of marketable securities	(55,659)	—
Sales of marketable securities	10,893	—
Net cash used in investing activities	(45,887)	(4,190)
Cash flows from financing activities:
Payments of capital and finance lease obligations	(8)	(25)
Proceeds from issuance of long-term debt and warrants, net	—	4,537
Repayment of long-term debt	—	(3,605)
Proceeds from stock option exercises	847	156
Net cash provided by financing activities	839	1,063
Net decrease in cash, cash equivalents, and restricted cash	(67,926)	(17,263)
Cash, cash equivalents and restricted cash, beginning of period	87,721	58,910
Cash, cash equivalents and restricted cash, end of period	$19,795	$41,647
Supplemental Cash Flow Information
Cash paid for interest	$344	$284
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable	$935	$701
Fixed asset additions in accrued expenses	$665	$413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Molecular Templates, Inc. (the “Company”) is a clinical stage biopharmaceutical company formed in 2001, with a biologic therapeutic platform for the development of novel targeted therapeutics for cancer and other diseases, headquartered in Austin, Texas. The Company’s focus is on the research and development of therapeutic compounds for a variety of cancers. The Company operates its business as a single segment, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”).

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

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but includes a reclassification of $4.3 million from Other current assets to Grants revenue receivable in order to conform to current period presentation.

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

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which supersedes ASC 840, Leases, and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842, as amended, (the "new lease standard") establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the consolidated balance sheets for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operation.

The Company adopted the new lease standard on January 1, 2019 and used the effective date as the date of initial adoption. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for earlier periods.

The Company has completed a qualitative and quantitative assessment of its lease portfolio, in which the standard had a material impact on the condensed consolidated balance sheets but did not have an impact on the condensed consolidated statement of operations. Upon adoption, the Company recognized lease liabilities of approximately $4.7 million based on the present value of the remaining minimum rental payments under current leasing standards for our existing operating leases. The corresponding ROU assets of $4.2 million recognized upon adoption are net of deferred rent.

The new standard provides a number of optional practical expedients in transition. The Company elected the practical expedients, which permits lessees not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The new standard also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, ROU assets or lease liabilities will not be recognized, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for office leases.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019, as compared to the significant accounting policies disclosed in Note 1, Summary of significant accounting policies, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, other than lease accounting as noted below.

Lease Accounting

At inception of a contract, the Company determines whether an arrangement is or contains a lease. For all leases, the Company determines the classification as either operating leases or finance leases. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities in our condensed consolidated balance sheets.

Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If a lease does not provide information to determine an implicit interest rate, the Company uses our incremental borrowing rate in determining the present value of lease payments. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments under the lease. ROU assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Lease agreements with both lease and non-lease components, are generally accounted for together as a single lease component.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Approximately 96% and 68% of total revenues for the three months ended June 30, 2019 and 2018, respectively, and approximately 93% and 59% of total revenues for the six months ended June 30, 2019 and 2018, respectively, were derived from Takeda. There were no accounts receivable due from Takeda at June 30, 2019. See also Note 3, Research and Development Agreements, regarding the collaboration agreements with Takeda.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common shareholders:	$9,153	$9,695	$15,321	$18,409
Weighted average common shares outstanding - basic and diluted	36,819,846	27,062,440	36,779,638	27,026,263
Net loss per share attributable to common shareholders:
Basic and diluted	$0.25	$0.36	$0.42	$0.68

The following outstanding warrants and options were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	June 30,
	2019	2018
Shares issuable upon exercise of warrants	3,522	3,522
Shares issuable upon exercise of stock options	5,106	4,347

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters.  Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Japan	$5,211	$932	$11,624	$1,095
United States	—	12	—	80
Total research and development revenue	$5,211	$944	$11,624	$1,175

Related Party Collaboration Agreement - Takeda Pharmaceuticals, Inc.

Research and development revenue from related party relates to revenue from research and development agreements with Takeda Pharmaceuticals, Inc (“Takeda”) and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Takeda Collaboration Agreement	$—	$81	$—	$92
Takeda Individual Project Agreement	—	663	54	663
Takeda Development and License Agreement	5,012	—	11,126	—
Takeda Multi-Target Agreement	199	188	444	340
Total research and development revenue	$5,211	$932	$11,624	$1,095

Deferred revenue and accounts receivable balances from the research and development agreements with Takeda were as follows (in thousands):

	June 30, 2019	December 31, 2018
Assets
Unbilled revenue	$—	$240
Liabilities
Deferred revenue, current	$14,561	$26,231
Deferred revenue, non-current	1,664	2,670
Total deferred revenue	$16,225	$28,901

Takeda Development and License Agreement

On September 18, 2018, the Company entered into a Development and License Agreement with Takeda (“Takeda Development and License Agreement”) for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

The Company, at its discretion, may choose to exercise its co-development option, which requires the Company to fund its share of development costs. If exercised, the Company is eligible to receive pre-clinical and clinical development milestone payments of up to $307.5 million upon the achievement of certain development milestones and regulatory approvals, and sales milestone payments of up to $325.0 million upon the achievement of certain sales milestone events.

If the Company does not exercise its co-development option, it is eligible to receive development milestone payments of up to $162.5 million upon the achievement of certain development milestones and regulatory approvals, and sales milestone payments of up to $175.0 million upon the achievement of certain sales milestone events.

The Company exercised the co-development option in July 2019 and may elect to end its co-development by providing Takeda with written notice of termination.

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

The total transaction price of $29.3 million consists of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment that is deemed probable of being achieved, (3) minus $10.7 million in expected co-share payment payable to Takeda during Early Stage Development. The expected co-share payment is considered variable consideration, and the Company applied a constraint using the expected value method. Significant judgement was involved in determining transaction consideration, including the determination of the variable consideration, including the constraint on consideration.

As of June 30, 2019, the other potential development milestones and sales milestones are not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control.  Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price as of June 30, 2019.

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

The Company recognized research and development revenue of $5.0 million and $11.1 million, respectively, for the three and six months ended June 30, 2019 and no revenue was recognized for the three and six months ended June 30, 2018 as the agreement was executed September 2018. This revenue is deemed to be revenue from a related party (as discussed further in Note 4, Related Party Transactions). At June 30, 2019 and December 31, 2018, total deferred revenue related to the performance obligation was $12.6 million and $24.8 million, respectively.

Takeda Multi-Target Agreement

In June 2017, The Company entered into a Multi-Target Collaboration and License Agreement with Takeda (the “Takeda Multi-Target Agreement”) in which the Company agreed to collaborate with Takeda to identify and generate ETBs, against two targets designated by Takeda. Takeda designated certain targets of interest as the focus of the research. Each party granted to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and the Company agreed to work exclusively with Takeda with respect to the designated targets.

Under the Takeda Multi-Target Agreement, Takeda has an option during an option period to obtain an exclusive license under the Company’s intellectual property to develop, manufacture, commercialize and otherwise exploit ETBs against the designated targets. The option period for each target ends three months after the completion of the evaluation of such designated target.

As of April 2018, the Company has received cumulative payments of $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement. The Company may receive additional payments from the following:

•	$25.0 million in aggregate through the exercise of the option to license ETBs.
•

Clinical development milestone payments of up to approximately $397.0 million, for achievement of development milestones and regulatory approval of collaboration products under the Takeda Multi-Target Agreement.

•	Commercial milestone payments of up to $150.0 million, for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Takeda Multi-Target Agreement.
•	Tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions.
•	Up to $10.0 million in certain contingency fees.

The Takeda Multi-Target Agreement will expire on the expiration of the option period (within three months after the completion of the evaluation of each designated target) for the designated targets if Takeda does not exercise its options, or, following exercise of the option, on the later of the expiration of patent rights claiming the licensed ETB or ten years from first commercial sale of a licensed ETB. The Takeda Multi-Target Agreement may be terminated sooner by Takeda for convenience or upon a material change of control, or by either party for an uncured material breach of the agreement. Under the Takeda Multi-Target Agreement, both parties have the right to terminate the agreement, with a specified notice period.

The Company evaluated the contract termination clause and concluded that it was a non-substantive termination provision. As such, an initial contract term was defined as the length of the termination notice period, with a deemed renewal option to continue the research and development services over the remainder of the contract term as a material right.

The Company determined that the promised goods and services under the Takeda Multi-Target Agreement were the background IP license, the research and development services, and manufacturing during the initial contract period; and a renewal option to continue the research and development services. The Company determined that there were two performance obligations; research and development services, and the renewal options. Since the background IP and manufacturing were not distinct from the research and development services, they were deemed to be one performance obligation. Transaction consideration was allocated to each of the performance obligation using an estimate of the standalone selling price, and revenues are recognized over the period that the research and development services occur. The Company also concluded that, since the option for the exclusive license is deemed to be at fair value, the option does not provide the customer with a material right and should be accounted for if and when the option is exercised.

During the three and six months ended June 30, 2019, the Company recognized $199,000 and $444,000, respectively, in research and development revenue under the Takeda Multi-Target Agreement. During the three and six months ended June 30, 2018, the Company recognized $188,000 and $340,000 respectively, in research and development revenue under the Takeda Multi-Target Agreement. This revenue is deemed to be revenue from a related party (as discussed further in Note 4, Related Party Transactions). As of June 30, 2019, and December 31, 2018, deferred revenue related to the performance obligation was $3.7 million and $4.1 million, respectively.

Takeda Collaboration Agreement

In October 2016, the Company entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda, to discover and develop CD38-targeting engineered toxin bodies (“ETBs”), which includes MT-4019 for evaluation by Takeda. All research and development services under the Takeda Collaboration Agreement were performed as of December 31, 2018.

The Company recognized no research and development revenue under the Takeda Collaboration Agreement for the three and six months ended June 30, 2019, and $81,000 and $92,000 for the three and six months ended June 30, 2018, respectively. This revenue is deemed to be revenue from a related party (as discussed further in Note 4, Related Party Transactions).

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

No associated research and development revenue was recognized for the three months ended June 30, 2019 for the Takeda Individual Project Agreement, while $663,000 was recognized for the three months ended June 30, 2018. The Company recognized research and development revenue of $54,000 and $663,000 for the six months ended June 30, 2019 and 2018, respectively. All research and development services under the Takeda Collaboration Agreement were performed as of March 31, 2019.

Other Collaboration Agreements

In September 2016, the Company entered into a collaboration agreement with an undisclosed pharmaceutical company (“Other Collaboration Agreement”) to generate ETBs and provide the customer (i) new ETBs generated using the customer’s materials and (ii) ETB study molecules for testing and evaluation. The customer exercised an option under the Other Collaboration Agreement for the manufacture of additional quantities of ETB molecules in November 2017.

During the three and six months ended June 30, 2019, the Company did not recognize any research and development revenue under the Other Collaboration Agreement, respectively. During the three and six months ended June 30, 2018, the Company recorded $12,000 and $80,000 in research and development revenue under the Other Collaboration Agreement, respectively. All research and development services under the Other Collaboration Agreement were performed as of December 31, 2018.

Grant Agreements

In September 2018, the Company entered into a cancer research agreement (“CD38 CPRIT Agreement”) with Cancer Prevention Research Institute of Texas (“CPRIT”), in under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

In November 2011, the Company entered into a cancer research agreement (“CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724.

During the three months ended June 30, 2019 and 2018, the Company recognized $236,000 and $423,000 in grant revenue under these awards, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized $831,000 and $674,000 in grant revenue under these awards, respectively. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At June 30, 2019, and December 31, 2018, the Company had $5.2 million and $4.3 million, respectively, recorded in Grants revenue receivable.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda Collaboration and Stock Purchase

The Company has multiple agreements with Takeda. Takeda’s Vice President and Global Head of Oncology and Neuroscience Business Development, Jonathan Lanfear, is a member of the Company’s Board of Directors. Refer to Note 3, Research and Development Collaboration Agreements, for more details about the agreements between the Company and Takeda.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Basis of Fair Value Measurements
	Fair Value as of June 30, 2019	Level 1	Level 2	Level 3
Money market funds	$14,443	$14,443	$—	$—
Commercial paper	32,787	—	32,787	—
United States Treasury Bills	13,991	—	13,991	—
United States government-related debt securities	5,502		5,502
Corporate bonds	4,747	—	4,747
Total	$71,470	$14,443	$57,027	$—
Amounts included in:
Cash and cash equivalents	$15,941
Marketable securities, current	55,529
Total cash equivalents and marketable securities	$71,470

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
Money market funds	$82,843	$82,843	$—	$—
Commercial paper	12,825	—	12,825	—
Total	$95,668	$82,843	$12,825	$—
Amounts included in:
Cash and cash equivalents	$85,434
Marketable securities, current	10,234
Total cash equivalents and marketable securities	$95,668

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at June 30, 2019 and December 31, 2018 (in thousands):

As of June 30, 2019	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Maturity Dates
Cash equivalents - money market funds, commercial paper and corporate bonds	$15,941	$—	$—	$15,941	7/2019-9/2019
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	$55,504	$25	$—	$55,529	10/2019-6/2020

As of December 31, 2018	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Maturity Dates
Cash equivalents - money market funds and commercial paper	$85,434	$—	$—	$85,434
Marketable securities, current - commercial paper	$10,234	$—	$—	$10,234	1/2019 - 9/2019

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis as of the date indicated below:

		Basis of Fair Value Measurements
	Fair Value as of June 30, 2019	Level 1	Level 2	Level 3
2017 Warrants	$1	$—	$—	$1

		Basis of Fair Value Measurements
	Fair Value as of December 31, 2018	Level 1	Level 2	Level 3
2017 Warrants	$3	$—	$—	$3

The Company determined the fair value of the liability associated with its 2017 Warrants to purchase in aggregate 377,273 shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 12, Stockholders’ Equity, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019 .

As of June 30, 2019 and December 31, 2018 the fair value of the long-term debt approximated its carrying value of $3.1 million and $3.3 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

For the three and six months ended June 30, 2019, the Company received proceeds from the sale of available-for-sale securities of $1.3 million with an immaterial realized gain. The basis on which the cost of the security sold was determined is specific identification.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities were comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued liabilities:
General and administrative	$1,059	$297
Clinical trial related costs	1,355	598
Non-clinical research and manufacturing operations	3,140	2,644
Payroll related	1,510	1,787
Other accrued expenses	56	31
Total accrued liabilities	$7,120	$5,357

Deferred revenue was comprised of the following:

	June 30,	December 31,
	2019	2018
Deferred revenue:
Research and development agreements	$16,225	$28,901

Other assets include $3.0 million of restricted cash as of June 30, 2019.

NOTE 7 — BORROWING ARRANGEMENTS

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (Perceptive) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan to be drawn down at a future date. The Company used a portion of the proceeds from the Perceptive Credit Facility to pay off the existing debt facility with Silicon Valley Bank. Borrowings under the Perceptive Credit Facility are secured by all of the property and assets of the Company. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at June 30, 2019 was 13.32%. Payments for the first 24 months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full. The exit fee is being accreted to interest expense over the term of the Perceptive Credit Facility using the effective interest method.

For the three months ended June 30, 2019 and 2018, the Company recorded interest expense of $172,000 and $168,000 and $82,000 and $59,000 of amortization of debt discount related to the Perceptive Credit Facility, respectively.  For the six months ended June 30, 2019 and 2018, the Company recorded $344,000 and $228,000 of interest expense and $156,000 and $81,000 of amortization of debt discount related to the Perceptive Credit Facility, respectively.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5792, subject to certain adjustments as specified in the Warrant. See Note 12, Stockholders’ Equity, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019 for further discussion of the warrant. The fair value of the warrant of $1.5 million was recorded as a debt discount, which is being amortized to interest expense over the term of the Perceptive Credit Facility using the effective interest method

As of June 30, 2019 and December 31, 2018, the Perceptive Credit Facility principal balance was $5.0 million. As of June 30, 2019, the Company was in compliance with the non-financial covenants of the Perceptive Credit Facility.

Future required principal and final payments on the Perceptive Credit Facility were as follows as of June 30, 2019:

2019	$—
2020	800
2021	800
2022	3,500
2023	—
Total	5,100
Debt discount and deferred finance costs	(1,625)
Total	3,475
Short-term debt, current	(400)
Total	$3,075

NOTE 8 – LEASES

On January 1, 2019, the Company adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. Required disclosures have been made on a modified retrospective basis in accordance with the guidance of the standard. See Note 1, Organization and Summary of Significant Accounting Policies under the heading Significant accounting policies.

The Company has operating leases for administrative offices and R&D facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than one year to ten years, and the finance leases have remaining terms of less than one year to two years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. For leases commencing in 2019 and later, the Company will account for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) with non-lease components (e.g. common area maintenance costs). Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal options for our existing leases is at our sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

As a result of applying the modified retrospective method to adopt the lease guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2019 (in thousands):

Balance Sheet	December 31, 2018	Effect of adoption of ASC 842	January 1, 2019
Assets
Operating lease right-of-use assets, non-current	$—	$4,180	$4,180
Total assets	$—	$4,180	$4,180
Liabilities
Operating lease liability, current	$—	$976	$976
Deferred Rent[1]	525	(525)	—
Operating lease liability, long term portion	—	3,729	3,729
Total liabilities	$525	$4,180	$4,705

1.	Included in Other liabilities on the balance sheet.

In January 2019, the Company entered into a lease agreement for an additional 57,000 square feet of administrative office and R&D space in Austin, Texas. The lease commenced March 2019 and is set expire in August 2028 and does not contain an option to renew. The tables below include the impact of this newly entered lease. Upon the commencement of the lease, the Company recorded an operating lease ROU asset and a lease liability of $7.2 million. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit of $3.0 million. Additionally, the Company has recorded an asset retirement obligation as a result of the lease which has a balance of $371,000 at June 30, 2019.

As of June 30, 2019, the Company did not have any operating and finance leases that have not yet commenced.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating leases
Operating lease expense	$595	$998
Variable lease expense	127	$232
Total operating lease cost, net	$722	$1,230

Sublease rental income	$(44)	$(83)

Finance leases
Amortization of right-of-use asset	$2	$4
Interest on lease liabilities	1	2
Total finance lease cost	$3	$6

The following table summarizes the balance sheets classification of leases (in thousands):

June 30,
2019
Operating leases
Operating lease right-of-use assets	$10,796
Operating lease liabilities, Current[1]	$971
Operating lease liabilities, Long-term	10,707
Total operating lease liabilities	$11,678
Finance leases
Property and equipment, at cost	$107
Accumulated depreciation	37
Property and equipment, net	$70
Other current liabilities	$30
Other liabilities	6
Total finance lease liabilities	$36

1.	Included in other liabilities.

The following table represents information about leases at June 30, 2019:

Weighted average remaining lease term
Operating leases	7.2 years
Finance leases	1.2 years
Weighted average discount rate
Operating leases	6.74%
Finance leases	7.06%

Maturities of lease liabilities at June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Lease payments
2019 [1]	$—	$16
2020	2,517	21
2021	2,589	—
2022	2,650	—
2023	1,961	—
Thereafter	7,236	—
Total lease payments	16,953	37
Less imputed interest	(4,015)	(1)
Total lease payments, net of interest	$12,938	$36

1.	Maturities for operating lease liabilities in 2019 is less than tenant improvement allowances expected to be received.

Supplemental cash flow information is as follows (in thousands):

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$646
Operating cash flows from finance leases	$2
Financing cash flows from finance leases	$16
Right-of-use asset obtained in exchange for lease obligations:
Operating leases	$62
Finance leases	$—

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating lease agreements covering the Company’s office facilities in Austin, Texas and Jersey City, New Jersey. Facilities expense under the operating leases was approximately $722,000 and $304,000 for the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $644,000 for the six months ended June 30, 2019 and 2018, respectively.

Future minimum payments due under the operating lease agreements at June 30, 2019 were as follows (in thousands):

2019 [1]	$735
2020	2,517
2021	2,589
2022	2,650
2023	1,961
Thereafter	7,236
Total	$17,688

1.	Includes remaining lease payments for the year ended December 31, 2019.

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

NOTE 10 — STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Stock-based compensation expense, which consists of the compensation cost for employee stock options granted under the 2009 Stock Plan, as amended (the “2009 Stock Plan”), the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Equity Incentive Plan”), the Company’s 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative expenses in the unaudited condensed consolidated statements of operations. Stock-based compensation for the three and six months ended June 30, 2019 and 2018 was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$583	$316	$1,035	$496
General and administrative	859	606	1,768	1,069
Total stock-based compensation	$1,442	$922	$2,803	$1,565

As of June 30, 2019, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $15.3 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.96 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The fair value of employee stock options was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee Stock Options:
Risk-free interest rate	2.31%	2.81%	2.55%	2.79%
Expected term (in years)	6.08	6.03	6.08	6.03
Dividend yield	—	—	—	—
Volatility	108.89%	107.00%	108.87%	107.00%
Weighted-average fair value of stock options granted	$6.65	$5.20	4.28	$5.83

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock-based awards. To determine the expected stock price volatility for the Company’s stock-based awards, the Company utilized the historical volatility of the Company’s common stock. The Company records forfeitures as they occur. The fair value of all the Company’s stock-based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Equity Incentive Plans

The Company’s equity incentive plans include the 2009 Stock Plan, the 2014 Equity Incentive Plan and the 2018 Equity Incentive Plan. No additional shares will be issued under the 2009 Stock Plan and the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	4,002,999	$10.43	6.4	$1.5
Granted	1,541,300	$5.13	—	$—
Exercised	(146,151)	$5.81	—	$—
Forfeitures	(292,335)	$7.66	—	$—
Outstanding at June 30, 2019	5,105,813	$9.13	7.3	$12.0
Exercisable at June 30, 2019	2,020,058	$13.43	4.9	$5.0

The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018, was $209,000 and $1.6 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $847,000 and $156,000 for the six months ended June 30, 2019 and 2018, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of engineered toxin bodies, or ETBs, which are differentiated, targeted, biologic therapeutics for cancer. We believe ETBs offer a differentiated mechanism of action that may address some of the limitations associated with currently available cancer therapeutics. ETBs utilize a genetically engineered form of Shiga-like Toxin A subunit, or SLTA, a ribosome inactivating bacterial protein that can be targeted to specifically destroy cancer cells.

Business

We are a clinical-stage biopharmaceutical company focused on the discovery and development of differentiated, targeted, biologic therapeutics for cancer. We utilize our proprietary biologic drug platform to design and generate ETBs, which we believe provides a differentiated mechanism of action that may be beneficial in patients resistant to currently available cancer therapeutics. ETBs use a genetically engineered version of the SLTA. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In our scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a cancer target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cancer cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

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

Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in multiple Phase II studies. The dose escalation portion of its first Phase I clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated in the fourth quarter of 2017. The Phase I/Ib monotherapy study of MT-3724 completed enrollment in the first quarter of 2019.

A total of 27 patients were treated in the Phase I/Ib study across a range of doses (5 mcg/kg-100mcg/kg); 50 mcg/kg was identified as the maximum tolerated dose (MTD).

•

Thirteen of these 27 patients with diffuse large B-cell lymphoma (DLBCL) were relapsed/refractory DLBCL patients (including transformed and composite histology), with assay-negative levels of serum rituximab.

o	Results for these thirteen patients were:
▪

Five patients had responses (1 complete response, 1 complete metabolic response, 3 partial responses) for a 38% response rate.  The median number of prior therapies in the responders was 3; four of the responders were primary R-CHOP refractory.

▪	Three patients had stable disease (including two patients with 49% and 47% tumor reductions)
▪	Five patients had progressive disease.
o	Five of these thirteen patients were treated at the MTD of 50 mcg/kg. Three of these five patients responded (1 CR, 2 PRs).
▪	The patient with a CR has left the study for personal reasons after 5 cycles while still in a complete response.
▪	One of the other patients with a PR remains in response and is currently in their 9th cycle of dosing.
▪	The 50 mcg/kg dose has been generally well-tolerated; no life-threatening toxicities have been observed at any dose of MT-3724.

In the first quarter of 2019, we initiated a Phase II monotherapy study with MT-3724, which has the potential to be a pivotal study. We have also initiated a Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin) in earlier lines of DLBCL and a second Phase II combination study with MT-3724 and Revlimid® (lenalidomide) in earlier lines of DLBCL. We expect to provide an update on all three Phase II studies of MT-3724 in the fourth quarter of 2019.

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We expect to begin dosing patients in a Phase I study of MT-5111 in the third quarter of 2019. We anticipate providing an update on this study in the fourth quarter of 2019. Takeda filed an IND for TAK-169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019. Phase I dosing for TAK-169 is expected to start in the second half of 2019. We anticipate filing an IND application for for our ETB targeting PD-L1 in the second half of 2019.

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

We are a clinical-stage company and have not generated revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our ETB candidates. Since inception, we have incurred significant operating losses. For the three months ended June 30, 2019 and 2018, we incurred net losses of $9.2 million and $9.7 million, respectively. For the six months ended June 30, 2019 and 2018, we incurred net losses of $15.3 million and $18.4 million, respectively. As of June 30, 2019, we had an accumulated deficit of $110.0 million.

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

On December 21, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228975) with the SEC, which was automatically declared effective on February 13, 2019. In December 2018 we entered into a controlled equity offering sales agreement (the “Sales Agreement’) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor acting as our agent. Under the Sales Agreement, Cantor may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

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

Collaboration Agreements

Takeda Pharmaceuticals

We recognize collaboration revenue over time as a customer obtains control of promised goods or services. For more information about our collaboration revenue, please see Note 3, Research and Development Agreements to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, included in this Quarterly Report on Form 10-Q.

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into the Takeda Collaboration Agreement to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. As of June 30, 2019, we have received $2.0 million under the Takeda Collaboration Agreement and all research and development services were performed as of December 31, 2018.

In connection with the Takeda Collaboration Agreement, we entered into the Takeda Individual Project Agreement in June 2018 that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38, where we may receive up to $2.2 million in compensation. As of June 30, 2019, we have received $2.0 million under the Takeda Individual Project Agreement.

Takeda Development and License Agreement

On September 18, 2018, we entered into a Development Collaboration and Exclusive License Agreement with Takeda (“Takeda Development and License Agreement”)  for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

The agreement has a total transaction price of $29.3 million, consisting of the (1) $30.0 million upfront payment, (2) a $10.0 million development milestone payment that is deemed probable of being achieved, (3) minus $10.7 million in expected co-share payment payable to Takeda during Early Stage Development. We exercised our co-development option, which requires us to fund our share of development costs, to become eligible to receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325 million in milestone payments upon the achievement of certain sales milestone events. If we do not continue to exercise our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we exercise our option to co-develop, and from high-single digits to low teens if we do not exercise its option to co-develop.

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

Takeda Multi-Target Agreement

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Pursuant to the Takeda Multi-Target Agreement, Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets and we will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. As of June 30, 2019, we have received $5.0 million under the Takeda Multi-Target Agreement.

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

For more information about our collaboration agreements, please see Note 3, Research and Development Agreements to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019, included in this Quarterly Report on Form 10-Q.

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

In November 2011, we were awarded a $10.6 million product development grant from CPRIT for its CD20-targeting ETB MT-3724.

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

For more information about our revenue recognition policy, please see Note 1, Summary of Significant Accounting Policies to our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

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

Research and Development Expenses

Research and development expenses consist principally of:

•	salaries for research and development staff and related expenses, including stock-based compensation expenses;
•	costs for current good manufacturing practices, or cGMP, manufacturing of drug substances and drug products by contract manufacturers;
•	fees and other costs paid to clinical trials sites and clinical research organizations, (“CROs”), in connection with the performance of clinical trials and preclinical testing;
•	costs for consultants and contract research;
•	costs of laboratory supplies and small equipment, including maintenance; and
•	depreciation of long-lived assets.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of patients in clinical trials and manufacture of drug materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-3724 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage products. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Results of Operations

Revenues

The table below summarizes our revenues for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development revenue - from related party	$5,211	$932	$11,624	$1,095
Research and development revenue - other	—	12	—	80
Grant revenue	236	423	831	674
Total revenue	$5,447	$1,367	$12,455	$1,849

Research and Development Revenue – from related party

Research and development revenue – from related party increased $4.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased by $10.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Research and development revenues – from related party for the three and six months ended June 30, 2019 and 2018 were comprised of research and development revenues from our collaboration with Takeda. The fluctuations in research and development revenues from our collaboration with Takeda were primarily due to revenue recognized under the Takeda Development and License Agreement entered into in September 2018, which did not exist during the entire six months ended June 30, 2019.

For more information about our collaboration agreements, please see Note 3, Research and Development Agreements, to our unaudited condensed financial statements for the three and six months ended June 30, 2019, included in this Quarterly Report on Form 10-Q.

Grant Revenue

Grant revenue decreased $0.2 million during the three months ended June 30, 2019 when compared to the three months ended June 30, 2018 and increased by $0.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily attributable to the CPRIT grant related to CD-20 targeting ETB MT-3724.

Operating expenses

The table below summarizes our operating expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$10,243	$7,662	$18,697	$14,350
General and administrative expenses	4,605	3,718	9,540	6,627
Total operating expenses	$14,848	$11,380	$28,237	$20,977

Research and Development Expenses

The table below summarizes our research and development expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

Research and development expenses by cost type:	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee compensation	$3,446	$1,873	$6,444	$3,567
Program costs	5,057	4,668	9,089	8,440
Laboratory costs	489	754	1,124	1,126
Other research and development costs	1,251	367	2,040	1,217
Total research and development expenses	$10,243	$7,662	$18,697	$14,350

Research and development (“R&D”) expenses increased $2.6 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, and increased by $4.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Research and development expenses relate to the discovery and development of ETBs.

Headcount was increased in R&D from 39 to 82 persons or 110% from June 30, 2018 to June 30, 2019 in support of advancements and increased GMP facilities construction.  This staffing increase resulted in an increase of $1.6 million and $2.9 million of employee compensation costs for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively.  Program costs increased $0.4 million during the three months ended June 30, 2019 and by $0.6 million for the six months ended June 30, 2019 compared to the same periods ended June 30, 2018, respectively. The increase in program costs during these periods was primarily due to increases in costs related to outside testing services as potential candidates began initial testing or progressed deeper into the testing process.  Laboratory costs (mainly supplies and services) declined $0.3 million for the three months ended June 30, 2019, but were essentially unchanged for the six months ended June 30, 2019 when compared to the same period in 2018.  Other R&D costs increased $0.9 million during the three months ended June 30, 2019 and by $0.8 million for the six months ended June 30, 2019 compared to the same periods ended June 30, 2018, respectively.  The increase was driven primarily by equipment and facilities expense as GMP facilities were constructed and equipped to support the Collaboration Agreements described above.

General and Administrative Expenses

General and administrative expenses increased $0.9 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased by $2.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases are primarily attributable to payroll and stock compensation expense associated an increase in headcount from 14 to 20 persons, and rent expense related to the additional office space lease entered into January 2019.

Nonoperating activities

The table below summarizes our nonoperating activities for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and other income, net	$543	$118	$1,053	$200
Interest expense	$(301)	$(98)	$(594)	$(393)
Change in fair value of warrant liabilities	$6	$298	$2	$912

Interest and Other Income

Interest and other income increased $0.4 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased by $0.9 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This is primarily due to higher yielding investments and higher cash, cash equivalents and marketable securities balances. Interest expense increased due to the increase in debt holdings to support buildout of the GMP facility that was completed in June 2018.

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

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-3724, TAK-169 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our products, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast which products, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We have incurred an accumulated deficit of $110.0 million through June 30, 2019. We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our current research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021.

Our financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next 12 months. To date, we have financed our operations through private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaborators under our research evaluation agreements, as well as funding from governmental bodies and bank and bridge loans. Since 2009, we raised gross proceeds of $78.2 million from private placements of equity securities, including $40.0 million from the Private Placement in August 2017 and $20.0 million from the Takeda Financing in August 2017; as well as $52.0 million in gross proceeds from a public offering in September 2018. Since 2009, we have also received aggregate gross proceeds of $40.0 million from our collaborators, received $10.0 million in proceeds from related-party convertible promissory notes, received $6.0 million in proceeds from bank loan from Silicon Valley Bank (“SVB”), received $5.0 million in proceeds from the Perceptive Facility, and assumed $15.2 million of cash balances of Threshold upon the closing of the Merger.

In April 2014, we entered into a loan and security agreement with SVB that was subsequently amended in April 2015 (the “Growth Capital Loan”), and we borrowed an aggregate of $6.0 million under the Growth Capital Loan through February 27, 2018. We used the proceeds from the Perceptive Credit Facility to pay off the Growth Capital Loan on February 27, 2018, including $3.2 million in principal and $0.4 million in a final fee.

On February 27, 2018, we entered into the Perceptive Credit Facility, which allows for aggregate borrowings of up to $10.0 million, subject to our achievement of certain milestones. We drew down an aggregate of $5.0 million under the Perceptive Credit Facility through June 30, 2019. Payments commencing April 2018 and for the next 24 months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. The loan matures on February 27, 2022 and is secured by substantially all our assets.

On September 18, 2018, we entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with the CPRIT, in connection with a grant of approximately $15.2 million awarded by CPRIT to the Company in November 2016 to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

On December 21, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228975) with the SEC, which was automatically declared effective on February 13, 2019. In December 2018 we entered into the Sales Agreement with Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor acting as our agent. Under the Sales Agreement, Cantor may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

As of June 30, 2019, we had cash, cash equivalents, marketable securities, and restricted cash of $75.3 million. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $98.0 million.

Cash Flows

(in thousands)	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(22,878)	$(14,136)
Net cash used in investing activities	(45,887)	(4,190)
Net cash provided by financing activities	839	1,063
Net decrease in cash, cash equivalents and restricted cash	$(67,926)	$(17,263)

The increase in net cash used in operating activities to $22.9 million for the six months ended June 30, 2019 from $14.1 million for the six months ended June 30, 2018 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities to $45.9 million for the six months ended June 30, 2019 from $4.2 million in net cash used from investing activities for the six months ended June 30, 2018 was primarily due to increased purchases of marketable securities.

The decrease in net cash provided by financing activities to $0.8 million for the six months ended June 30, 2019 from $1.1 million for the six months ended June 30, 2018 was primarily due to the receipt of $0.9 million net proceeds from the Perceptive Credit Facility in February 2018 compared to none in the six months ended June 30, 2019, largely offset by an increase in proceeds from the exercise of stock options during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $110.0 million as of June 30, 2019. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the consolidated balance sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

The impact of the adoption of the standard to prior period amounts is discussed in Note 8, Leases.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, Organization and Summary of Significant Accounting Policies, to our unaudited condensed financial statements for the three and six months ended June 30, 2019, included in this Quarterly Report on Form 10-Q.

Contractual Commitments and Obligations

As of June 30, 2019, we had no material commitments other than the liabilities reflected and commitments disclosed in our condensed consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time may also significantly impair our business operations. Our business could be harmed by any of these risks. Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, before making any decision to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our prospects, financial condition, operating results and cash flows could be materially harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $15.3 million for six months ended June 30, 2019.  As of June 30, 2019, we had an accumulated deficit of $110.0 million.

As of June 30, 2019, we had cash, cash equivalents, restricted cash and marketable securities of $75.3 million. In August 2017, we raised approximately $60.0 million though private placements of our common stock and warrants to purchase our common stock. In September 2018, we completed a public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. In the future, we may not complete our execution of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may result in additional material misstatements in our condensed consolidated financial statements and may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. For example, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017, because a material weakness existed in our internal control over financial reporting related to not having adequate accounting personnel, which resulted in not timely and appropriately accounting for and disclosing the impact of complex, non-routine transactions in accordance with GAAP. Even though we remediated this material weakness as of December 31, 2018, if other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price.  Failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the U.S. Securities and Exchange Commission, or the SEC, the Financial Industry Regulatory Authority or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate.  We also will have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturing organizations, or “CMOs”, in order to continue development and potential commercialization of our product candidates.  For instance, if our costs of manufacturing our drug products are not commercially feasible, then we will need to develop or procure our drug products in a commercially feasible manner to successfully commercialize any future approved product, if any.  Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. Future debt obligations may expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.

Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings or collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. On December 21, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228975) with the SEC, which was automatically declared effective on February 13, 2019. In December 2018 we entered into the Sales Agreement with Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor acting as our agent. Under the Sales Agreement, Cantor may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders.  Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring or paying dividends.  For instance, our term loan facility with Perceptive Credit Holdings II, LP limits additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us.  We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans.  If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

We also have historically received funds from state and federal government grants for research and development.  The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under this section titled “—Risks Related to the Development of Our Product Candidates—Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of product candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.”  Although we might apply for government contracts and grants in the future, we cannot assure that we will be successful in obtaining additional grants for any product candidates or programs.

Changes in interpretation or application of U.S. GAAP may adversely affect our operating results.

We prepare our condensed consolidated financial statements to conform to U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, the SEC and various other regulatory and accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

Risks Related to the Development of Our Product Candidates

Manufacturing difficulties, disruptions or delays could limit supply of our drug candidates and adversely affect our clinical trials.

We completed the construction of our cGMP manufacturing facility during the second quarter of 2018 and we are developing the capability to manufacture product candidates for use in the conduct of our clinical trials. We may not be able to manufacture product candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for product candidates.  We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply.

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

In addition, as a drug candidate manufacturer with one manufacturing facility, we are exposed to the following additional risks:

•	limited capacity of manufacturing facilities;
•	contamination of drug candidates in the manufacturing process;
•	natural or other disasters, including hurricanes, earthquakes, volcanoes or fires;
•	labor disputes or shortages, including the effects of health emergencies or natural disasters;
•	compliance with regulatory requirements;
•	changes in forecasts of future demand;
•	timing and actual number of production runs and production success rates and yields;
•	contractual disputes with our suppliers and contract manufacturers;
•	timing and outcome of product quality testing;
•	power failures and/or other utility failures;
•	breakdown, failure, substandard performance or improper installation or operation of equipment;
•

following Biologics License Application, or BLA, approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections;

•	we may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•

as a drug candidate manufacturer, we are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other U.S. and corresponding foreign requirements, and we carry the risk of non-compliance with these regulations and standards;

Each of these risks could delay our clinical trials, the marketing approval, if any, of our product candidates, or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.  In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to subjects in our clinical trials.  If these tests are not appropriately conducted and test data are not reliable, subjects in our clinical trials, or patients treated with our products, if any are approved in the future, could be put at risk of serious harm, which could result in product liability suits.

Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain or any of our product candidates.

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

•	delays or failure in obtaining required institutional review board, or IRB, approval at each clinical trial site;
•	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
•	delays in recruiting or failure to recruit sufficient eligible patients in our clinical trials;
•	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
•	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
•	patients withdrawing from our clinical trials;
•	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold;
•	occurrence of adverse events associated with our product candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical trials of our product candidates;
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

Any inability to successfully complete clinical development and obtain regulatory approval for one or more of our product candidates could result in additional costs to us or impair our ability to generate revenue.  In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional nonclinical studies and/or clinical trials to show that the results obtained from such new formulation are consistent with previous results obtained.  Clinical trial delays could also shorten any periods during which our product candidates have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as engineered toxin bodies (ETBs), is unproven and may never lead to marketable products.

The scientific discoveries that form the basis for our efforts to discover and develop our product candidates are relatively recent.  To date, neither we nor any other company has received regulatory approval to market therapeutics utilizing ETBs.  The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited.  Successful development of ETB therapeutic products by us will require addressing a number of issues, including identifying appropriate receptor targets, screening for and selecting potent and safe ETB product candidates, developing a commercially feasible manufacturing process, successfully completing all required preclinical studies and clinical trials, successfully implementing all other requirements that may be mandated by regulatory agencies from clinical development through post-marketing periods, ensuring intellectual property protection in any territory where an ETB product may be commercialized and commercializing an ETB product successfully in a competitive product landscape.  In addition, any product candidates that we develop may not demonstrate in patients the biological and pharmacological properties ascribed to them in laboratory and preclinical testing, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.  If we do not successfully develop and commercialize one or more product candidates based upon this scientific approach, we may not become profitable and the value of our common stock may decline.

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

We are heavily dependent on the success of our product candidates, the most advanced of which is in the early stages of clinical development.  Our ETB therapeutic product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.  Some of our product candidates have produced results in preclinical settings to date and we cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized. To date, no ETB therapeutics have been approved for marketing in the United States or elsewhere.

We have concentrated our research and development efforts to date on a limited number of product candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications.  We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of product candidates.  Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate. We currently have one ETB product candidate, MT-3724, with three active clinical trials:  one study is a phase I/II monotherapy study and two studies are phase IIa combination studies. A second ETB product candidate, MT-5111, for which an IND was accepted by the FDA, will have a Phase I study initiated in the third quarter of 2019, and the remainder of our product candidates are in preclinical development.  MT-3724 has been administered in patients with non-Hodgkin’s lymphoma.  This is only one of the multiple indications for which we plan to develop this product candidate.  There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, our clinical and preclinical data to date are not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent.  There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

None of our ETB product candidates have advanced into a pivotal clinical trial for our proposed indications and it may be years before any such clinical trial is initiated and completed, if at all.  We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or a comparable foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates.  We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval.  Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials.  If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency, or the EMA, and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate.  The regulatory approval process for novel product candidates such as ETB therapeutics could be more expensive and take longer than for other, better known or more extensively studied product candidates.  It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or elsewhere or how long it will take to commercialize our product candidates, even if approved for marketing.  Approvals by the European Commission may not be indicative of what the FDA may require for approval, and vice versa, and different or additional preclinical studies and clinical trials may be required to support regulatory approval in each respective jurisdiction.  Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

We may have difficulty enrolling, or fail to enroll patients, in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied, which could delay or prevent clinical trials of our product candidates.

Identifying and enrolling patients to participate in clinical trials of our ETB product candidates is essential to our success.  The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials.  For instance, the estimated incidence of non-Hodgkin’s lymphoma in the United States is 74,680 new cases and approximately 19,910 deaths were attributable to non-Hodgkin’s B-cell lymphomas in 2018. Our Phase II combination study of MT-3724 with GEMOX requires patients with non-Hodgkin’s lymphoma.  We may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials.  If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

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

In addition, our MT-3724 product candidate has been studied in only a limited number of patients with a confirmed diagnosis of non-Hodgkin’s lymphoma, and the most common adverse events were peripheral edema, diarrhea, myalgia, cough, fatigue, constipation, nausea, anemia, stomatitis, pyrexia, dizziness, headache, insomnia, dyspnea, neutropenia, thrombocytopenia, blurry vision, dysphagia, oral pain, chills, pneumonia, dehydration, hypoalbuminemia, hyponatremia, dysgeusia, oropharyngeal pain, and maculo-papular rash.  In addition to the side effects that are known to be associated with MT-3724, continued clinical trials could reveal higher incidence of side effects (or AEs), previously unknown side effects, and side effects with greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials.  There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our product candidates for current and other indications.  Undesirable side effects and negative results for any of our product candidates may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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

Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, even if approved, and could significantly harm our business, results of operations, and prospects.

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

ETB therapy remains a novel technology, with no ETB therapy product approved to date in the United States or elsewhere worldwide.  Public perception may be influenced by claims that ETB therapy is unsafe, and ETB therapy may not gain the acceptance of the public or the medical community.  In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our product candidates prescribing treatments that involve the use of one or more of our approved product candidates in lieu of, or in addition to, existing treatments with which they may be familiar and for which more clinical data may be available.  More restrictive government regulations or negative public opinion regarding ETB-based therapeutics could have an adverse effect on our business, financial condition or results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.  Serious adverse events in ETB clinical trials for our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process.  The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials.  Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks or failure in subsequent clinical trials.  Our clinical trials to date have been conducted on a small number of patients in limited numbers of clinical trial sites for a limited number of indications.  We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development.  A number of companies in the biopharmaceutical industry have suffered significant setbacks or failure in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials.

Moreover, clinical data is often susceptible to varying interpretations and analyses.  We do not know whether any Phase I, Phase II, Phase III or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our product candidates.

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities.  Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products.  We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets.  If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

The use or misuse of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims.  Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates and approved products, if any.  There is a risk that our product candidates may induce adverse events.  If we cannot successfully defend against product liability claims, we could incur substantial liability and costs.  Some of our ETB therapeutics have shown in clinical trials to induce adverse events, including peripheral edema, diarrhea, myalgia, cough, fatigue, constipation, nausea, anemia, stomatitis, pyrexia, dizziness, headache, insomnia, dyspnea, neutropenia, thrombocytopenia, blurry vision, dysphagia, oral pain, chills, pneumonia, dehydration, hypoalbuminemia, hyponatremia, dysgeusia, oropharyngeal pain, and maculo-papular rash, among others.  There is a risk that our future product candidates may induce similar or more severe adverse events.  Patients with the diseases targeted by our product candidates may already be in severe or advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks.  During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates.  Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts.  Even in a circumstance in which an adverse event is unrelated to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive.  These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our product candidates receive or maintain.  As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Although we have product liability insurance covering our clinical trials in the United States for up to $5.0 million per occurrence up to an aggregate limit of $5.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer.  We also will likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate.  If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products.  There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all.  We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage.  Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities.  An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use.  Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties.  Claims also could be asserted under state consumer protection acts.  Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites or limitations on approved indications;
•	the inability to commercialize, or if commercialized, decreased demand for, our product candidates;
•	if commercialized, product recalls, withdrawals of labeling, marketing or promotional restrictions or the need for product modification;
•	initiation of investigations by regulators;
•	loss of revenues;
•	substantial costs of litigation, including monetary awards to patients or other claimants;
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay;
•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
•	the diversion of management’s attention from our business; and
•	damage to our reputation and the reputation of our products and our technology.

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

We may seek a breakthrough therapy designation from the FDA for one or more of our product candidates.  A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of a clinical trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.  Drugs or biologic products designated as breakthrough therapies by the FDA could also be eligible for accelerated approval.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation.  If we seek Fast Track designation for a product candidate, we may not receive it from the FDA.  However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame.  We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures.  In addition, the FDA may withdraw Fast Track designation if the designation is no longer supported by data from our clinical development program.  Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP, regulations and corresponding foreign regulatory manufacturing requirements.  As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, or other marketing authorization application.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.  In addition, if the FDA, EMA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.  If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products.  An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be subject to various federal and state fraud and abuse laws, including, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations.  These laws may impact, among other things, our proposed sales, marketing and education programs.  In addition, we may be subject to patient privacy regulation by the federal government, and the states and countries in which we conduct our business.  The laws that may affect our ability to operate include:

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

In addition, government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these requirements.  These requirements include, for example:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologic products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including from December 22, 2018 through January 25, 2019, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our strategy and future prospects are based, in part, on our patent portfolio.  We and our current and future collaboration partners or licensees will best be able to protect our proprietary ETB technologies, product candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, other regulatory exclusivities or effectively protected trade secrets, cover them.  We have sought to protect our proprietary position by filing patent applications in the United States and elsewhere related to our proprietary ETB technologies, product candidates and methods of use that are important to our business.  This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain meaningful patent protection.

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

Further, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsettled.  The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or their uses in the United States or in other countries.  There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application.  Even if patents do successfully issue, and even if such patents cover our product candidates or their uses, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated.  Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims.  Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Patent term extensions under the Hatch-Waxman Act in the United States, and regulatory extensions in Japan and certain other countries, and under Supplementary Protection Certificates in Europe, may be available to extend the patent or market or data exclusivity terms of our product candidates depending on the timing and duration of the regulatory review process relative to patent term.  In addition, upon issuance in the United States, any patent term may be adjusted based on specified delays during patent prosecution caused by the applicant(s) or the United States Patent and Trademark Office, or the USPTO.  We will likely seek patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long.  As a result, we may not be able to maintain exclusivity for our product candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations and prospects.  If we do not have sufficient patent terms or regulatory exclusivity to protect our product candidates, our business and results of operations will be adversely affected.

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

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law.  On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law.  The Leahy-Smith Act includes a number of significant changes to U.S. patent law.  These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.  The USPTO has promulgated regulations and developed procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor to file a provisional patent application, did not come into effect until March 16, 2013.  The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

Competitors may infringe our patents or the patents of any of our future licensors.  If we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable.  Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, nonobviousness, adequate written description, clarity or enablement.  Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution.  The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

While we normally seek to gain the right to fully prosecute the patent applications relating to our product candidates, there may be times when certain patents or patent applications relating to our product candidates, their uses or their manufacture may be controlled by our future licensors.  If any of our future licensors fail to appropriately and broadly prosecute patent applications and maintain patent protection of claims covering any of our product candidates, their uses or their manufacture, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, importing, and selling competing products.  In addition, even where we now have the right to control patent prosecution of patent applications or the maintenance of patents we have licensed from third parties in the future, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

If we fail to comply with obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are and will continue to be a party to a number of intellectual property license collaboration and supply agreements that may be important to our business and expect to enter into additional license agreements in the future.  Our existing agreements impose, and we expect that future agreements will impose, various diligence, milestone payment, royalty, purchasing and other obligations on us.  If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, our agreements may be subject to termination by the licensor or other contract party, in which event we would not be able to develop, manufacture or market products covered by the license or subject to supply commitments.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, in May 2016, the EU Parliament adopted the comprehensive General Data Privacy Regulation, or the GDPR, to, among other things, impose more stringent data protection requirements for processors and controllers of personal data and provide for greater penalties and fines for non-compliance, including fines in amounts up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR became fully effective in May 2018. In addition, in 2018, California adopted a new privacy law, scheduled to go into effect on January 1, 2020, that borrows heavily from the GDPR. Complying with the enhanced obligations imposed by the GDPR and other applicable international and U.S. privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and non-compliance could result in regulatory penalties and significant legal liability.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials, manufacture our product candidates and perform other services.  If these third parties do not successfully carry out their contractual duties, meet expected timelines or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates when expected or at all, and our business could be substantially harmed.

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

We completed the construction of our cGMP manufacturing facility during the second quarter of 2018 and we have developed the capability to manufacture product candidates for use in the conduct of our clinical trials. We may not be able to manufacture product candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for product candidates.  We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply.  We plan to rely in part on third-party manufacturers, and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical trials and regulatory approval.  We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical trials, and, if approved, ultimately for commercial sale.

Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the trial, any significant delay or discontinuity in the supply of a product candidate, or the raw materials or other material components in the manufacture of the product candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.  We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates and our current costs to manufacture our product candidates may not be commercially feasible, and the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates.  As a result, we may never be able to develop a commercially viable product.

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:

•

we may be unable to identify manufacturers to manufacture our product candidates on acceptable terms or at all, because the number of qualified potential manufacturers is limited. Following BLA approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections;

•	our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•

our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our product candidates;

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

•	our third-party manufacturers could breach or terminate their agreements with us.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates, or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue.  In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to subjects in our clinical trials.  If these tests are not appropriately conducted and test data are not reliable, subjects in our clinical trials, or patients treated with our product candidates, if any are approved in the future, could be put at risk of serious harm, which could result in product liability suits.

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

Under the License Agreement, we granted Takeda an exclusive license to co-develop one or more licensed products, meaning any product that incorporates or is comprised of one or more of the CD38 SLT-A fusion proteins, up to and including Phase Ia clinical trials, and thereafter we would have an option to continue to co-develop the licensed products.

Pursuant to the terms of the License Agreement, Takeda has the sole discretion to assume or to designate a third party to assume our manufacturing activities under this agreement. Takeda may conduct these activities more slowly or in a different manner than we would. Takeda is also responsible for filing future applications with the FDA or other regulatory authorities for approval of the CD38 SLT-A fusion proteins. We cannot control whether Takeda will devote sufficient attention and resources to the development of the SLT-A fusion proteins or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the SLT-A fusion proteins, Takeda may elect not to proceed with the commercialization of the resulting product in one or more countries.

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

Takeda may elect to terminate the License Agreement for convenience upon 90 days prior written notice. Takeda also maintains the right to terminate the License Agreement in connection with our material breach and our insolvency. Takeda reserves certain rights, such as to undertake any not yet completed early stage program activities to be conducted by us, solely and exclusively, upon any change in control of us.  If Takeda terminates the License Agreement, it will result in a delay in or could prevent us from further developing or commercializing the CD38 SLT-A fusion proteins, and will delay and could prevent us from obtaining revenues for this product candidate.

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

We may attempt to form strategic collaborations, create joint ventures or enter into licensing arrangements with third parties with respect to our programs in addition to those that we currently have that we believe will complement or augment our existing business.  We may face significant competition in seeking appropriate strategic collaborators, and the negotiation process to secure appropriate terms is time consuming and complex.  We may not be successful in our efforts to establish such a strategic collaboration for any product candidates and programs on terms that are acceptable, or at all.  This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, the competitive or intellectual property landscape may be viewed as too intense or risky, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile.

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

If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations and, even if a product candidate receives marketing approval, our business may suffer.  Because the patient populations in the market for our product candidates may be small, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.

Our estimates for the addressable patient population and our estimates for the prices we can charge for our product candidates may differ significantly from the actual market addressable by our product candidates.  For instance, our Phase II combination study of MT-3724 with GEMOX is focused on non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s B-cell lymphoma is 74,680 new cases and approximately 19,910 deaths were attributable to the disease in the United States in 2018, only a subset of which may benefit from treatment with MT-3724.  Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates.  These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect.  Further, new studies may change the estimated incidence or prevalence of these diseases.  The number of patients may turn out to be lower than expected.  Additionally, while we believe that the data in our Phase II clinical trials for MT-3724 will be supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications. Similarly, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than we do.

The development and commercialization of new drug products is highly competitive.  We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-3724 and the other product candidates that we may seek to develop or commercialize in the future.  We are aware that companies including the following have therapeutics marketed or in development that could compete directly or indirectly with ETBs: Genentech, Bayer, Takeda, AbbVie, Celgene, Seattle Genetics, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, Mersana and F-Star.  Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than MT-3724 or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the health care providers, patients and third-party payors accepting our product candidates as medically useful, cost-effective and safe.  Any product that we bring to the market may not gain market acceptance by physicians, patients and third-party payors.  The degree of market acceptance of any of our products will depend on a number of factors, including but not limited to:

•	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;
•	the prevalence and severity of the disease and any side effects of the product;
•	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;
•	the convenience and ease of administration of the product;
•	the cost of treatment;
•	the willingness of the patients and physicians to accept these therapies;
•	the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend these therapies to patients based on such risks and benefits;
•	the marketing, sales and distribution support for the product;
•	the publicity concerning our products or competing products and treatments; and
•	the pricing and availability of third-party insurance coverage and reimbursement.

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

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of our existing product candidates, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional product candidates.  Research programs to identify new product candidates require substantial technical, financial and human resources.  We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.  Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•	our product candidates may not succeed in preclinical or clinical testing;
•	our product candidates may be shown to have harmful side effects or may have other characteristics that may make them unmarketable or unlikely to receive marketing approval;
•	competitors may develop alternatives that render our product candidates obsolete or less attractive;
•	product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•	the market for a product candidate may change during our program so that such a product candidate may become unreasonable to continue to develop;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

The pricing, coverage, and reimbursement of our approved products, if any, must be sufficient to support our commercial efforts and other development programs, and the availability and adequacy of coverage and reimbursement by third-party payors, including governmental and private insurers, are essential for most patients to be able to afford medical treatments.  Sales of our approved products, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved products, if any, will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government payors and private payors.  If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products.

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

Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products, if any.  We expect to experience pricing pressures in connection with products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes.  The downward pressure on healthcare costs in general, and prescription drugs in particular, has and is expected to continue to increase in the future.  As a result, profitability of our products, if any, may be more difficult to achieve even if any of them receive regulatory approval.

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

The market price of our common stock could be subject to significant fluctuations.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-3724 or other product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business or stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	the trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to ETB therapeutics generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential products;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As a result of contractual arrangements entered into in connection with our September public offering, approximately 16.5 million shares of our common stock beneficially owned by our executive officers, directors and certain of our existing shareholders were subject to lock-up agreements until December 19, 2018 that prohibited, subject to certain exceptions, the offering, sale, contracting to sell, pledging or otherwise disposing of, directly or indirectly, any of our common stock or securities convertible into or exchangeable or exercisable for any of our common stock, entering into a transaction that would have the same effect, or entering into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock, whether any of these transactions are to be settled by delivery of our common stock or other securities, in cash or otherwise, or publicly disclosing the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, without, in each case, the prior written consent of the representatives of the underwriters of the public offering, who may release any of the securities subject to these lock-up agreements at any time without notice. These shares can now be sold into the market, which may cause the market price of our common stock to decline significantly.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, the Sales Agreement with Cantor, or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2018 Equity Incentive Plan, or the 2018 Plan, we are authorized and have available to grant equity awards to our employees, directors and consultants for up to an aggregate of 3.4 million shares of our common stock reserved for issuance pursuant to the 2018 Plan as of June 30, 2019, which includes potential forfeitures and cancellations of outstanding stock options from the 2009 Equity Incentive Plan, 2014 Equity Incentive Plan and 2004 Equity Incentive Plan. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

Pursuant to the Sales Agreement with Cantor, we may offer and sell up to $50,000,000 of our common stock from time to time through Cantor as our sales agent. Sales of the shares of our common stock, if any, may be made by any means permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cantor. To date, we have not sold any shares of our common stock under the Sales Agreement. Whether we choose to affect future sales under the Sales Agreement will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital. The issuance from time to time of these new shares of common stock under the Sales Agreement or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

Our management will have broad discretion over the use of the net proceeds from any sale of shares of common stock made under the Sales Agreement and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from the sale of shares of common stock under the Sales Agreement. Accordingly, you are relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds will be used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for us. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our common stock.

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

This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, it could result in substantial costs for defending the lawsuit and diversion of the time, attention and resources of our Board of Directors and management, which could significantly harm our profitability and reputation.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of Delaware law, where we are incorporated, our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

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

We incur, and will continue to incur, costs and expect significantly increased costs as a result of operating as a public company, and our management is now required to devote substantial time to new compliance initiatives.

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

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business.  We do not have any control over these analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock.  In the event we do have equity research analyst coverage, we will not have any control over the analysts’, or the content and opinions included in their reports and there can be no assurance that analysts will provide favorable coverage.  The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research.  If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

We have broad discretion in the use of our cash reserves and may not use them effectively.

We have broad discretion over the use of our cash reserves, including the proceeds from our previous financings.  Our stockholders may not agree with our decisions, and our use of these funds may not improve our results of operations or enhance the value of our common stock.  Our failure to apply these funds effectively could compromise our ability to pursue our growth strategy, result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.

Having availed ourselves of scaled disclosure available to smaller reporting companies, we cannot be certain if such reduced disclosure will make our common stock less attractive to investors.

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. As of June 30, 2019, we qualify as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications.  Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

As of June 30, 2019, we had 102 full-time employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy.  Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Failure in our information technology and storage systems, including a cybersecurity breach, could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems.  We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information.  Our IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures.  Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems.  These events could lead to the unauthorized access, disclosure and use of non-public information including our intellectual property or proprietary business information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world.  As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect any such disruption or security breach, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy.  For example, the loss of data from clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.  Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

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

Exhibit Number	Description

10.1	First Amendment to Sublease, dated as of May 20, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Molecular Templates, Inc.

Date: August 12, 2019	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)

Date: August 12, 2019	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)