Form 10-Q
period 2019-09-30
Molecular Templates, Inc.
filed 2019-11-12
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

On November 4, 2019, there were 36,968,510 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,268	$87,721
Marketable securities, current	36,147	10,234
Prepaid expenses	2,340	2,244
Grants revenue receivable	5,591	4,329
Accounts receivable from related party	—	240
In-process research and development - held for sale	4,500	26,623
Other current assets	300	95
Total current assets	64,146	131,486
Operating lease right-of-use assets, non-current	10,397	—
Property and equipment, net	13,884	6,851
Other assets	4,735	1,821
Total assets	$93,162	$140,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,414	$780
Accrued liabilities	9,105	5,357
Deferred revenue, current	11,956	26,231
Other current liabilities	1,623	141
Total current liabilities	24,098	32,509
Deferred revenue, non-current	1,236	2,670
Long-term debt, non-current, net	3,001	3,254
Operating lease liabilities, non-current	10,573	—
Other liabilities	1,238	819
Total liabilities	40,146	39,252
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value:
Authorized: 150,000,000 shares; issued and outstanding: 36,954,510 shares at September 30, 2019 and 36,736,012 shares at December 31, 2018	37	37
Additional paid-in capital	201,203	195,573
Accumulated other comprehensive income	20	—
Accumulated deficit	(148,244)	(94,704)
Total stockholders’ equity	53,016	100,906
Total liabilities and stockholders’ equity	$93,162	$140,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development revenue - from related party	$2,903	$1,914	$14,527	$3,009
Research and development revenue - other	284	117	284	197
Grant revenue	431	4,721	1,262	5,395
Total revenue	3,618	6,752	16,073	8,601
Operating expenses:
Research and development	15,249	8,290	33,946	22,640
General and administrative	4,509	3,538	14,049	10,165
Loss on impairment of in-process research and development	22,123	—	22,123	—
Total operating expenses	41,881	11,828	70,118	32,805
Loss from operations	38,263	5,076	54,045	24,204
Interest and other income, net	396	107	1,449	307
Interest and other expense, net	(353)	(279)	(947)	(672)
Change in fair value of warrant liabilities	1	4	3	916
Net loss attributable to common shareholders	$38,219	$5,244	$53,540	$23,653
Net loss per share attributable to common shareholders:
Basic and diluted	$1.03	$0.19	$1.45	$0.87
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	36,937,912	27,680,307	36,832,966	27,246,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$38,219	$5,244	$53,540	$23,653
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(5)	—	20	—
Comprehensive loss	$38,224	$5,244	$53,520	$23,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Stockholders' Equity (Deficit), beginning balances	$89,260	$62,177	$100,906	$77,289

Common Stock:
Beginning balance	37	28	37	27
Issuance of common stock pursuant to stock plans	—	—	—	1
Issuance of common stock pursuant to Public offering	—	8	—	8
Ending balance	37	36	37	36

Additional Paid-In Capital
Beginning balance	199,223	144,975	195,573	141,733
Issuance of common stock pursuant to stock plans	453	2	1,300	157
Issuance of warrant to purchase common stock in relation to term loan facility	—	—	—	1,522
Stock-based compensation	1,527	1,197	4,330	2,762
Issuance of common stock pursuant to Public offering	—	48,052	—	48,052
Ending balance	201,203	194,226	201,203	194,226

Accumulated Other Comprehensive Income (Loss):
Beginning balance	25	—	—	—
Other comprehensive (loss) income	(5)	—	20	—
Ending balance	20	—	20	—

Accumulated deficit:
Beginning balance	(110,025)	(82,826)	(94,704)	(64,471)
Net loss	(38,219)	(5,244)	(53,540)	(23,653)
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	54
Ending balance	(148,244)	(88,070)	(148,244)	(88,070)

Total Stockholders' Equity	$53,016	$106,192	$53,016	$106,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$53,540	$23,653
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	628	569
Stock-based compensation expense	4,330	2,762
Amortization of debt discount and accretion related to debt	347	219
Change in common stock warrant fair value	(3)	(916)
Accretion of asset retirement obligations	48	28
Capitalized interest	—	(125)
Loss on extinguishment of debt	—	115
Loss on impairment of long-lived assets	22,139	—
Changes in operating assets and liabilities:
Prepaid expenses	(96)	(1,116)
Accounts receivable from related party	240	(31,163)
Grants revenue receivable	(1,262)	(4,100)
Other assets	(145)	(156)
Operating lease right-of-use assets, non-current	1,077	—
Accounts payable	524	(906)
Accrued liabilities	2,661	3,733
Operating lease liabilities	(511)	—
Other liabilities	—	215
Deferred revenue	(15,709)	30,635
Net cash used in operating activities	(39,272)	(23,859)
Cash flows from investing activities:
Purchases of property and equipment	(6,329)	(5,421)
Purchase of marketable securities	(73,758)	—
Sales of marketable securities	48,583	—
Net cash used in investing activities	(31,504)	(5,421)
Cash flows from financing activities:
Payments of capital and finance lease obligations	23	(36)
Proceeds from issuance of long-term debt and warrants, net	—	4,537
Repayment of long-term debt	—	(3,605)
Proceeds from stock option exercises	1,300	157
Proceeds from issuance of common stock and warrants, net of offering expenses	—	48,061
Net cash provided by financing activities	1,323	49,114
Net (decrease) increase in cash, cash equivalents, and restricted cash	(69,453)	19,834
Cash, cash equivalents and restricted cash, beginning of period	87,721	58,910
Cash, cash equivalents and restricted cash, end of period	$18,268	$78,744
Supplemental Cash Flow Information
Cash paid for interest	$514	$286
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$1,197	$192

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

The condensed consolidated balance sheet at December 31, 2018 included herein was derived from the audited financial statements at that date, but includes a reclassification of $4.3 million from Other current assets to Grants revenue receivable in order to conform to current period presentation. Additionally, the condensed balance sheet also includes a reclassification of $26.6 million from In-process research and development to In-process research and development - held for sale in order to conform to current period presentation.

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

Liquidity

At September 30, 2019, we had cash, cash equivalents, and marketable securities of $51.4 million. We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. Based on our current research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2020.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies disclosed in Note 1, Summary of significant accounting policies, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, other than lease accounting as noted below.

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

Cash and Cash Equivalents

The Company considers temporary investments with original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $3.0 million of restricted cash at September 30, 2019.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

The Company’s cash and cash equivalents are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Takeda accounted for approximately 80% and 28% of total revenues for the three months ended September 30, 2019 and 2018, respectively. Takeda accounted for approximately 90% and 35% of total revenues for the nine months ended September 30, 2019 and 2018, respectively. There were no accounts receivable due from Takeda at September 30, 2019. There were $0.2 million in accounts receivable due from Takeda at December 31, 2018.

The Cancer Prevention Research Institute of Texas (“CPRIT”) accounted for approximately 12% and 70% of total revenues for the three months ended September 30, 2019 and 2018, respectively. CPRIT accounted for approximately 8% and 63% of total revenues for the nine months ended September 30, 2019 and 2018, respectively. There were $5.6 million in accounts receivable due from CPRIT at September 30, 2019. There were $4.3 million in accounts receivable due from CPRIT at December 31, 2018. See also Note 3, Research and Development Agreements, regarding the collaboration and grant agreements.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning on January 1, 2020, but may be adopted earlier. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings at the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options and warrants. More specifically, at September 30, 2019 and September 30, 2018, stock options, and warrants totaling approximately 8,121,000 and 7,723,000 shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters.  Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Japan	$2,903	$1,914	$14,527	$3,009
United States	284	117	284	197
Total research and development revenue	$3,187	$2,031	$14,811	$3,206

Related Party Collaboration Agreement - Takeda Pharmaceuticals, Inc.

Research and development revenue from related party relates to revenue from research and development agreements with Takeda Pharmaceuticals, Inc (“Takeda”) and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Takeda Collaboration Agreement	$—	$—	$—	$92
Takeda Individual Project Agreement	—	1,246	54	1,909
Takeda Development and License Agreement	2,581	253	13,707	253
Takeda Multi-Target Agreement	322	415	766	755
Total research and development revenue	$2,903	$1,914	$14,527	$3,009

Deferred revenue and accounts receivable balances from the research and development agreements with Takeda were as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets
Unbilled revenue	$—	$240
Liabilities
Deferred revenue, current	$11,735	$26,231
Deferred revenue, non-current	1,236	2,670
Total deferred revenue	$12,971	$28,901

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

The Company exercised the co-development option in July 2019 and may elect to end its co-development by providing Takeda with written notice of termination of the co-development. In the event the Company elects to end the co-development, the Company will be subject to reduced payments and royalty rates as set forth more specifically in the Takeda Development and License Agreement.

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

The total transaction price of $29.3 million consists of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment that is deemed probable of being achieved, (3) minus $10.7 million in expected co-share payment payable to Takeda during Early Stage Development, as defined in the Takeda Development and License Agreement. The expected co-share payment is considered variable consideration, and the Company applied a constraint using the expected value method. Significant judgement was involved in determining transaction consideration, including the determination of the variable consideration, including the constraint on consideration.

At September 30, 2019, the other potential development milestones and sales milestones are not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control.  Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price at September 30, 2019.

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

Concurrent with the exercise of the Company’s co-development option in July 2019, the agreed upon collaboration budget was increased to cover additional research and development activities whereby both parties will continue to cost share.   The Company evaluated the additional research and development services and concluded these services were distinct from services currently being provided and represented a cost sharing arrangement between the Company and Takeda.  As such, research and development expenses for this performance obligation will be expensed as incurred.  Any cost sharing reimbursements received from Takeda will be recorded as collaboration revenue, consistent with the Company’s accounting policy for collaboration agreements.

For the three months ended September 30, 2019 and 2018, the Company recognized research and development revenue under the Takeda Development and License Agreement of $2.6 million and $0.3 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recognized research and development revenue under the Takeda Development and License Agreement of $13.7 million and $0.3 million, respectively. This revenue is deemed to be revenue from a related party (as discussed further in Note 4, Related Party Transactions). At September 30, 2019 and December 31, 2018, total deferred revenue related to the performance obligation was $9.7 million and $24.8 million, respectively.

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

At April 2018, the Company received cumulative payments of $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement. The Company may receive additional payments from the following:

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

The Company determined that the promised goods and services under the Takeda Multi-Target Agreement were the background IP license, the research and development services, manufacturing during the initial contract period, and a renewal option to continue the research and development services. The Company determined that there were two performance obligations: research and development services, and the renewal options. Since the background IP and manufacturing were not distinct from the research and development services, they were deemed to be one performance obligation. Transaction consideration was allocated to each of the performance obligations using an estimate of the standalone selling price, and revenues are recognized over the period that the research and development services occur. The Company also concluded that, since the option for the exclusive license is deemed to be at fair value, the option does not provide the customer with a material right and should be accounted for if and when the option is exercised.

During the three months ended September 30, 2019 and 2018, the Company recognized $0.3 million and $0.4 million, respectively, in research and development revenue under the Takeda Multi-Target Agreement. During the nine months ended September 30, 2019 and 2018, the Company recognized $0.8 million, for both periods, in research and development revenue under the Takeda Multi-Target Agreement. This revenue is deemed to be revenue from a related party (as discussed further in Note 4, Related Party Transactions). At September 30, 2019 and December 31, 2018, deferred revenue related to the performance obligation was $3.3 million and $4.1 million, respectively.

Takeda Collaboration Agreement

In October 2016, the Company entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda, to discover and develop CD38-targeting engineered toxin bodies (“ETBs”), which includes TAK-169 for evaluation by Takeda. All research and development services under the Takeda Collaboration Agreement were performed at December 31, 2018.

The Company recognized no research and development revenue under the Takeda Collaboration Agreement for the three and nine months ended September 30, 2019. The Company recognized no revenue for the three months ended September 30, 2018. The Company recognized revenue of $0.1 million for the nine months ended September 30, 2018. This revenue is deemed to be revenue from a related party (as discussed further in Note 4, Related Party Transactions).

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

All research and development services under the Takeda Collaboration Agreement were performed at March 31, 2019, as such, no associated research and development revenue was recognized for the three months ended September 30, 2019. The Company recognized $1.2 million of research and development revenue for the three months ended September 30, 2018. The Company recognized $0.1 million and $1.9 million of research and development revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

Under the Other Collaboration Agreement, the Company recognized $0.3 million and $0.1 million of research and development revenue for the three months ended September 30, 2019 and 2018, respectively. Under the Other Collaboration Agreement, the Company recognized $0.3 million and $0.2 million of research and development revenue for the nine months ended September 30, 2019 and 2018, respectively. All research and development services under the Other Collaboration Agreement were performed at December 31, 2018.

Grant Agreements

In September 2018, the Company entered into a cancer research agreement (“CD38 CPRIT Agreement”) with CPRIT, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

In November 2011, the Company entered into a cancer research agreement (“CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724.

During the three months ended September 30, 2019 and 2018, the Company recognized $0.4 million and $4.7 million, respectively, in grant revenue under these awards. During the nine months ended September 30, 2019 and 2018, the Company recognized $1.3 million and $5.4 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At September 30, 2019 and December 31, 2018, the Company had $5.6 million and $4.3 million, respectively, recorded in Grants revenue receivable.

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

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	September 30, 2019	Level 1	Level 2	Level 3
Money market funds	$14,261	$14,261	$—	$—
Commercial paper	19,841	—	19,841	—
United States Treasury Bills	7,246	—	7,246	—
United States government-related debt securities	7,006		7,006
Corporate bonds	2,951	—	2,951
Total	$51,305	$14,261	$37,044	$—
Amounts included in:
Cash and cash equivalents	$15,158
Marketable securities, current	36,147
Total cash equivalents and marketable securities	$51,305

		Basis of Fair Value Measurements
	December 31, 2018	Level 1	Level 2	Level 3
Money market funds	$82,843	$82,843	$—	$—
Commercial paper	12,825	—	12,825	—
Total	$95,668	$82,843	$12,825	$—
Amounts included in:
Cash and cash equivalents	$85,434
Marketable securities, current	10,234
Total cash equivalents and marketable securities	$95,668

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2019
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Maturity Dates
Cash equivalents - money market funds, commercial paper and corporate bonds	$15,158	$—	$—	$15,158	9/2019 - 11/2019
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	$36,127	$20	$—	$36,147	10/2019 - 7/2020

	December 31, 2018
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value	Maturity Dates
Cash equivalents - money market funds and commercial paper	$85,434	$—	$—	$85,434
Marketable securities, current - commercial paper	$10,234	$—	$—	$10,234	1/2019 - 9/2019

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis at the date indicated below:

Basis of Fair Value Measurements
	September 30, 2019	Level 1	Level 2	Level 3
2017 Warrants	$—	$—	$—	$—

		Basis of Fair Value Measurements
	December 31, 2018	Level 1	Level 2	Level 3
2017 Warrants	$3	$—	$—	$3

The Company determined the fair value of the liability associated with its 2017 Warrants to purchase in aggregate 377,273 shares of outstanding common stock using a Black-Scholes Model. See detailed discussion in Note 12, Stockholders’ Equity, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019 .

At September 30, 2019 and December 31, 2018 the fair value of the long-term debt approximated its carrying value of $3.0 million and $3.3 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

The Company received no proceeds and $1.3 million of proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2019, respectively, with an immaterial realized gain. The basis on which the cost of the security sold was determined is specific identification.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued liabilities:
General and administrative	$619	$297
Clinical trial related costs	1,696	598
Non-clinical research and manufacturing operations	4,796	2,644
Payroll related	1,950	1,787
Other accrued expenses	44	31
Total Accrued liabilities	$9,105	$5,357

At September 30, 2019 and December 31, 2018, the Company had $13.2 million and $28.9 million, respectively, of Deferred revenue related to research and development agreements.

NOTE 7 — BORROWING ARRANGEMENTS

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (Perceptive) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan to be drawn down at a future date. The Company used a portion of the proceeds from the Perceptive Credit Facility to pay off the existing debt facility with Silicon Valley Bank. Payments for the first 24 months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $0.1 million on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full. The exit fee is being accreted to interest expense over the term of the Perceptive Credit Facility using the effective interest method.

Borrowings under the Perceptive Credit Facility are secured by all the property and assets of the Company. The principal on the facility accrues interest at an annual rate equal to three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at September 30, 2019 was 13.10%.

For the three months ended September 30, 2019 and 2018, the Company recorded interest expense of $0.2 million, for both periods. For the three months ended September 30, 2019 and 2018, the Company recorded $0.1 million of amortization of debt discount related to the Perceptive Credit Facility, for both periods. For the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2019 and

2018, the Company recorded $0.2 million and $0.1 million, respectively, of amortization of debt discount related to the Perceptive Credit Facility.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.58, subject to certain adjustments as specified in the Warrant. See Note 12, Stockholders’ Equity, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019 for further discussion of the warrant. The fair value of the warrant of $1.5 million was recorded as a debt discount, which is being amortized to interest expense over the term of the Perceptive Credit Facility using the effective interest method

At September 30, 2019 and December 31, 2018, the Perceptive Credit Facility principal balance was $5.0 million. At September 30, 2019, the Company was in compliance with the non-financial covenants of the Perceptive Credit Facility.

Future required principal and final payments on the Perceptive Credit Facility were as follows at September 30, 2019 (in thousands):

2019	$—
2020	800
2021	800
2022	3,500
2023	—
Total	5,100
Debt discount and deferred finance costs	(1,498)
Total Debt, net	3,602
Short-term debt, current	(601)
Total Long-term debt, non-current, net	$3,001

NOTE 8 – LEASES

On January 1, 2019, the Company adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. Required disclosures have been made on a modified retrospective basis in accordance with the guidance of the standard. See Note 1, Organization and Summary of Significant Accounting Policies under the heading Significant accounting policies.

The Company has operating leases for administrative offices and R&D facilities, and certain finance leases for equipment. The operating leases have remaining terms of three years to nine years, and the finance leases have remaining terms of less than one year to two years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. For leases commencing in 2019 and later, the Company will account for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) with non-lease components (e.g. common area maintenance costs). Certain leases include options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal options for our existing leases is at our sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

As a result of applying the modified retrospective method to adopt the lease guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet at January 1, 2019 (in thousands):

Balance Sheet	December 31, 2018	Effect of adoption of ASC 842	January 1, 2019
Assets
Operating lease right-of-use assets, non-current	$—	$4,180	$4,180
Total assets	$—	$4,180	$4,180
Liabilities
Operating lease liabilities, current	$—	$976	$976
Deferred rent[1]	525	(525)	—
Operating lease liabilities, non-current	—	3,729	3,729
Total liabilities	$525	$4,180	$4,705

1.	Included in Other liabilities on the balance sheet.

In January 2019, the Company entered into a lease agreement for an additional 57,000 square feet of administrative office and R&D space in Austin, Texas. The lease commenced March 2019 and expires August 2028 and does not contain an option to renew. The tables below include the impact of this lease. Upon the commencement of the lease, the Company recorded an operating lease ROU asset and a lease liability of $7.2 million. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit of $3.0 million. Additionally, the Company has recorded an asset retirement obligation as a result of this lease which has a balance of $0.4 million at September 30, 2019.

At September 30, 2019, the Company did not have any operating and finance leases that have not yet commenced.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating leases
Operating lease expense	$597	$1,595
Variable lease expense	124	$356
Total operating lease expense	$721	$1,951

Finance leases
Amortization of right-of-use asset	$2	$6
Interest on lease liabilities	1	3
Total finance lease expense	$3	$9

Sublease rental income	$(27)	$(110)

Sublease rental income is recorded in Interest and other income, net, on the Company’s Condensed Consolidated Statement of Operations.

The following table summarizes the balance sheet classification of leases at September 30, 2019 (in thousands):

Operating leases
Operating lease right-of-use assets, non-current	$10,397

Operating lease liabilities, current[1]	$963
Operating lease liabilities, non-current	10,573
Total operating lease liabilities	$11,536

Finance leases
Property and equipment, at cost	$77
Accumulated depreciation	39
Property and equipment, net	$38

Finance lease liabilities, current[1]	$25
Finance lease liabilities, non-current[2]	3
Total finance lease liabilities	$28

1.	Included in other current liabilities.
2.	Included other liabilities.

The following table presents other information on leases as of September 30, 2019:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	7.1	6.74%
Finance leases	1.0	7.02%

Maturities of lease liabilities were as follows as of September 30, 2019 (in thousands):

	Operating Leases	Finance Leases

2019, remainder [1]	$—	$8
2020	2,517	21
2021	2,589	—
2022	2,650	—
2023	1,961	—
Thereafter	7,236	—
Total lease payments	16,953	29
Less:
Imputed interest	(3,877)	(1)
Total lease liabilities	$13,076	$28

1.	Maturities for operating lease liabilities in 2019 is less than tenant improvement allowances expected to be received.

Supplemental cash flow information related to the Company’s leases were as follows for the nine months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$979
Operating cash flows from finance leases	$3
Financing cash flows from finance leases	$23

Right-of-use asset obtained in exchange for lease obligations:
Operating leases	$7,296

NOTE 9 — CONTRACTUAL COMMITMENTS

The Company is obligated under operating lease agreements covering the Company’s office facilities in Austin, Texas and Jersey City, New Jersey. Facilities expense under the operating leases was approximately $0.7 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Future minimum payments due under the operating lease agreements at September 30, 2019 were as follows (in thousands):

2019, remainder	$406
2020	2,517
2021	2,589
2022	2,650
2023	1,961
Thereafter	7,236
Total	$17,359

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $1.0 million at September 30, 2019. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO.  The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $41.0 million of future services under these agreements at September 30, 2019, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

We have entered into estimated purchase obligations ranging from $1.0 million to $1.9 million which include signed orders for capital equipment.

As a result of our collaboration agreement with Takeda, we exercised our right to cost-share approximately 50% of the development costs for Phase I.  Future clinical trial expense related to this trial has not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

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

The following table summarizes the total stock-based compensation expense included in the Company’s Statement of Operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$655	$331	$1,690	$827
General and administrative	872	866	2,640	1,935
Total stock-based compensation	$1,527	$1,197	$4,330	$2,762

At September 30, 2019, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $14.3 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.78 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee Stock Options:
Risk-free interest rate	1.87%	3.01%	2.47%	2.79%
Expected term (in years)	6.08	6.07	6.08	6.03
Dividend yield	—	—	—	—
Volatility	107.21%	109.00%	108.67%	107.00%
Weighted-average fair value of stock options granted	$4.96	$4.50	4.36	$5.82

To determine the expected term of the Company’s employee stock options granted, the Company utilized the simplified approach as defined by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). To determine the risk-free interest rate, the Company utilized an average interest rate based on U.S. Treasury instruments with a term consistent with the expected term of the Company’s stock-based awards. To determine the expected stock price volatility for the Company’s stock-based awards, the Company utilized the historical volatility of the Company’s common stock. The Company records forfeitures as they occur. The fair value of the Company’s stock-based awards assumes no dividends as the Company does not anticipate paying cash dividends on its common stock.

Equity Incentive Plans

The Company’s equity incentive plans include the 2009 Stock Plan, the 2014 Equity Incentive Plan and the 2018 Equity Incentive Plan. No additional shares will be issued under the 2009 Stock Plan and the 2014 Equity Incentive Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	4,002,999	$10.43	6.4	$1.5
Granted	1,756,650	$5.24	—	$—
Exercised	(218,498)	$5.95	—	$—
Forfeitures	(941,908)	$23.00	—	$—
Outstanding at September 30, 2019	4,599,243	$6.09	8.3	$5.8
Exercisable at September 30, 2019	1,587,602	$5.79	7.0	$3.0

The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018, was $0.3 million and $1.6 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $1.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

NOTE 11 – IN-PROCESS RESEARCH AND DEVELOPMENT

In-process research and development represent the fair value of the Company’s legacy program, Evofosfamide, which was acquired as a part of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of March 16, 2017, by and among the Company (formerly known as Threshold Pharmaceuticals, Inc.), Merger Sub, Inc., our wholly owned subsidiary, and Molecular Templates OpCo, Inc. or what was then known as “Molecular Templates, Inc.”  For more information refer to Note 3 included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

Fair value of In-process research and development is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. During the three and nine months ended September 30, 2019, the Company’s board and management classified this asset as held for sale. The Company obtained a fair value estimate, from a third party specialist as of August 1, 2019, and determined the asset was impaired and the value was not recoverable. During the three and nine months ended September 30, 2019, the Company recorded a related impairment of $22.1 million. Future write-downs of the asset are possible based upon the amount of proceeds from an eventual sale of the asset.

Additionally, the Company has reclassified the remaining $4.5 million to In-process research and development - held for sale as the Company plans to sell the asset within the next year.

See Part II, Item 5 (Other Information) for more information.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment comprise the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$7,256	$4,676
Leasehold improvements	8,857	3,274
Furniture and fixtures	142	89
Computer and equipment	282	145
	16,537	8,184
Less: Accumulated depreciation	(2,653)	(1,333)
Total property and equipment, net	$13,884	$6,851

Depreciation expense for the three months ended September 30, 2019 and 2018 was $0.5 million and $0.4 million, respectively.

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $1.3 million and $0.6 million, respectively.

During Q3 2019 the Company completed the new R&D facility at its new location in Austin, Texas and continued construction on the expansion of its cGMP facility. In connection with the completion of its new R&D facility in September 2019 the Company recorded a related asset retirement obligation (“ARO”) asset and liability of $0.4 million.

In connection with the continued construction of the expansion of the cGMP facility the Company recorded a related ARO asset and liability of $0.4 million at September 30, 2019. The expansion is expected to be completed during Q1 2020.

At September 30, 2019 and December 31, 2018, the Company had net ARO assets totaling $0.9 million and $0.1 million, respectively. The ARO assets are included in Leasehold improvements.

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

Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in multiple Phase II studies. The dose escalation portion of its first Phase I clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated in the fourth quarter of 2017. Results of the Phase I/Ib study are scheduled to be presented at the American Society of Hematology (ASH) Annual Meeting, December 7-10, 2019 in Orlando, FL.

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

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing patients in a Phase I study of MT-5111 in the fourth quarter of 2019. We anticipate providing an update on this study in the fourth quarter of 2019. Takeda filed an IND for TAK-169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019. Phase I dosing for TAK-169 is expected to start in the second half of 2019. We anticipate starting a Phase I study for our ETB targeting PD-L1 in 2020.

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

We have conducted multiple GMP manufacturing runs with our lead compound and believe this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

We are a clinical-stage company and have not generated revenue from product sales. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our ETB candidates. Since inception, we have incurred significant operating losses. For the three months ended September 30, 2019 and 2018, we incurred net losses of $38.2 million and $5.2 million, respectively. For the nine months ended September 30, 2019 and 2018, we incurred net losses of $53.5 million and $23.7 million, respectively. At September 30, 2019, we had an accumulated deficit of $148.2 million.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2020.

Collaboration Agreements

Takeda Pharmaceuticals

We recognize collaboration revenue over time as a customer obtains control of promised goods or services. For more information about our collaboration revenue, please see Note 3, Research and Development Agreements to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, included in this Quarterly Report on Form 10-Q.

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into the Takeda Collaboration Agreement to discover and develop CD38-targeting ETBs, which includes TAK-169 for evaluation by Takeda. As of December 31, 2018, we had received $2.0 million under the Takeda Collaboration Agreement and all research and development services were performed at December 31, 2018.

In connection with the Takeda Collaboration Agreement, we entered into the Takeda Individual Project Agreement in June 2018 that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, we were responsible for performing certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38, where we could receive $2.2 million in compensation. As of June 30, 2019, we had received $2.2 million under the Takeda Individual Project Agreement. All services were performed at March 31,2019.

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

The agreement has a total transaction price of $29.3 million, consisting of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment that is deemed probable of being achieved, (3) minus $10.7 million in expected co-share payment payable to Takeda during Early Stage Development. We exercised our co-development option, which requires us to fund our share of development costs, to become eligible to receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325 million in milestone payments upon the achievement of certain sales milestone events. If we do not continue to exercise our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we exercise our option to co-develop, and from high-single digits to low teens if we do not exercise its option to co-develop.

The parties will share in co-development costs in accordance with the terms of the Takeda Development and License Agreement, and Takeda will be responsible for all costs incurred commercializing the Licensed Products.

Unless earlier terminated, the Takeda Development and License Agreement will expire upon the expiration of the last-to-expire co-development royalty term (or royalty term, if applicable) for a Licensed Product. Takeda has the right to terminate the Takeda Development and License Agreement at any time upon no less than ninety days’ prior written notice to us. We or Takeda may, subject to specified cure periods, terminate the Takeda Development and License Agreement in the event of the other party’s uncured material breach, and either party may terminate the Takeda Development and License Agreement under specified circumstances relating to the other party’s insolvency.

Concurrent with the exercise of the Company’s co-development option in July 2019, the agreed upon collaboration budget was increased to cover additional research and development activities whereby both parties will continue to cost share.   The Company evaluated the additional research and development services and concluded these services were distinct from services currently being provided and represented a cost sharing arrangement between the Company and Takeda.  As such, research and development expenses for this performance obligation will be expensed as incurred.  Any cost sharing reimbursements received from Takeda will be recorded as collaboration revenue, consistent with the Company’s accounting policy for collaboration agreements. Therefore, in July 2019 the Company did not adjust the percent complete as calculated from inception of the agreement resulting in revenue of $2.6 million recognized during the three months ended September 30, 2019.

Takeda Multi-Target Agreement

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Pursuant to the Takeda Multi-Target Agreement, Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets and we will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. At September 30, 2019, we have received $5.0 million under the Takeda Multi-Target Agreement.

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

For more information about our collaboration agreements, please see Note 3, Research and Development Agreements to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, included in this Quarterly Report on Form 10-Q.

CPRIT Grant Contract

On September 18, 2018, we entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with CPRIT, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (TAK-169) (the “Award”). Pursuant to the CPRIT Agreement, we may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the Agreement and subject to CPRIT’s ability to perform its obligations under the Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements.

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

The CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) November 30, 2019 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CPRIT Agreement) by us, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by us for convenience. CPRIT may approve a no cost extension for the CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CPRIT Agreement. In October 2019, the Company submitted a no cost extension request for an additional six-month period.

Financial Operations Overview

Revenue

Our revenue has consisted principally of research and development revenue and grant revenue.

Research and Development revenue primarily relates to our collaboration agreements with Takeda which are accounted for using the percentage-of-completion cost-to-cost method. We have an ongoing research collaboration with Takeda related to the evaluation of our ETB technology that was initiated in the fourth quarter 2016. The Takeda Collaboration Agreement, Takeda License Agreement and Takeda Multi-Target Agreement provide for upfront technology access fees, milestone payments and reimbursement payments.

Grant revenue relates to our Cancer Prevention Research Institute of Texas, or CPRIT grants for a CD-20 ETB (MT-3724) and a CD-38 ETB (TAK-169). CPRIT grant funds for MT-3724 are provided to us in advance as conditional cost reimbursement where revenue is recognized as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue. CPRIT grant funds for TAK-169 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as unbilled revenue.

For more information about our revenue recognition policy, please see Note 1, Summary of Significant Accounting Policies to our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

We have no products approved for sale. Other than the sources of revenue described above, we do not expect to receive any revenue from any ETB candidates that we develop, including MT-3724, TAK-169 and other pre-clinical ETB candidates, until we obtain regulatory approval and commercialize such products, or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such candidates.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Research and development revenue - from related party	$2,903	$1,914	$989	52%
Research and development revenue - other	284	117	167	143%
Grant revenue	431	4,721	(4,290)	-91%
Total revenue	$3,618	$6,752	$(3,134)	-46%

	Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Research and development revenue - from related party	$14,527	$3,009	$11,518	383%
Research and development revenue - other	284	197	87	44%
Grant revenue	1,262	5,395	(4,133)	-77%
Total revenue	$16,073	$8,601	$7,472	87%

Research and Development Revenue – from related party

Concurrent with the exercise of the Company’s co-development option in July 2019, the agreed upon collaboration budget was increased to cover additional research and development activities whereby both parties will continue to cost share.   The Company evaluated the additional research and development services and concluded these services were distinct from services currently being provided and represented a cost sharing arrangement between the Company and Takeda.  As such, research and development expenses for this performance obligation will be expensed as incurred.  Any cost sharing reimbursements received from Takeda will be recorded as collaboration revenue, consistent with the Company’s accounting policy for collaboration agreements. Therefore, in July 2019 the Company did not adjust the percent complete as calculated from inception of the agreement resulting in $2.6 million of revenue recognized during the three months ended September 30, 2019 and as such contributed to the increase in research and development revenue of $1.0 million from 2018.  As a result, the Company also recognized revenue of $13.7 million under this collaboration for the nine months ended September 30, 2019 and as such contributed to the increase in research and development revenue of $11.5 million from 2018.

The increase in research and development revenue – from related party for the nine months ended September 30, 2019 was primarily due to research and development revenues that were recognized from the services provided under the new Takeda

Development and License Agreement (TAK-169) prior to the contract modification in July 2019. The Company entered into the agreement September 2018.

For more information about our collaboration agreements, please see Note 3, Research and Development Agreements, to our unaudited condensed financial statements for the three and nine months ended September 30, 2019, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The decrease in grant revenue for the three and nine months ended September 30, 2019 was primarily due to the Company incurring significantly less expenses that met the CPRIT reimbursement criteria for grant CD-38 targeting ETB. Additionally, the three months ended September 30, 2018 included a year-to-date true-up adjustment for grant CD-38 targeting ETB.

Operating expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Research and development expenses	$15,249	$8,290	$6,959	84%
General and administrative expenses	4,509	3,538	971	27%
Loss on impairment of long-lived assets	22,123	—	22,123	100%
Total operating expenses	$41,881	$11,828	$30,053	254%

	Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Research and development expenses	$33,946	$22,640	$11,306	50%
General and administrative expenses	14,049	10,165	3,884	38%
Loss on impairment of long-lived assets	22,123	—	22,123	100%
Total operating expenses	$70,118	$32,805	$37,313	114%

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Program costs	$8,001	$5,076	$2,925	58%
Employee compensation	4,521	1,957	2,564	131%
Laboratory costs	886	633	253	40%
Other research and development costs	1,841	624	1,217	195%
Total research and development expenses	$15,249	$8,290	$6,959	84%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Program costs	$17,089	$13,518	$3,571	26%
Employee compensation	10,965	5,523	5,442	99%
Laboratory costs	2,011	1,759	252	14%
Other research and development costs	3,881	1,840	2,041	111%
Total research and development expenses	$33,946	$22,640	$11,306	50%

Research and development (“R&D”) expenses increased during the three and nine months ended September 30, 2019 primarily due to research and development expenses related to the discovery and development of ETBs. The Company is party to multiple collaboration agreements with a related party which can also contribute to increased R&D expense, typically offset by revenue from the related party.

Headcount increased in R&D to 111 from 46 or 141% from September 30, 2019 and September 30, 2018, respectively, in support of increased clinical trials and ramp up of GMP manufacturing facilities and support staff. This staffing increase resulted in increased employee compensation costs for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. Program costs increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively.

Program costs increased $3.0 million and $3.6 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. Clinical Trials were the main driver as costs increased $2.3 million and $5.1 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively.  In 2018 one clinical trial was underway, today there are four; MT-3724 DLBCL has two Phase 2 studies in process, MT-5111 (HER2) and TAK-169 (CD38) are both in Phase 1. Three other platforms are in the preclinical phase.  Expenses as of the end of the quarter are being driven by MT-3724 and HER2 centric clinical trials.

Non-clinical Development and CMC Operations partially offset the increase in Clinical expense. The expense reductions in these areas reflect the progression of the programs listed above out into clinical trials.  These areas are now in a support role.  Efforts to increase and refine the Company’s manufacturing capabilities for its GMP facilities contributed $0.1 million and $0.8 million during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively. These facilities are being created to control quality, quantity and timeliness of supply for current and future clinical trials as well as control future costs of production.

Other R&D costs (mainly facilities allocations and depreciation expense) increased $1.2 million during the three months ended September 30, 2019 and increased by $2.0 million for the nine months ended September 30, 2019 compared to the same periods ended September 30, 2018, respectively. Facilities allocation increased by $0.7 million from the same quarter a year ago and $1.2 million for the nine months ended September 30, 2019 from the same period a year ago. Depreciation expense increased $0.3m from the same quarter a year ago and $0.7 million for the nine months ended September 30, 2019 from the same period a year ago. The increase was driven primarily by equipment and facilities expense as GMP facilities were constructed and equipped to support the Collaboration Agreements described above.

General and Administrative Expenses

General and administrative expenses increased $1.0 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and increased by $3.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Professional services, legal and consulting costs increased $1.1 million during the three months ended September 30, 2019 and by $1.7 million for the nine months ended September 30, 2019 versus the same periods in 2018.  Legal and consulting services were secured to advise on various funding and partnership matters.  IP Legal services were in support of increased patent related filings and investigations.  Payroll and related costs increased by $1.5 million for the nine months ended September 30, 2019 versus the same period in 2018, mostly driven by stock compensation expense and payroll related costs as headcount grew to 21 from 17 employees. New hires were in HR, Facilities and Administration, specifically to support R&D Research and GMP expansion in support of an increase in R&D hiring and new facilities.  Facilities costs increased $0.4 million during the three months ended September 30, 2019 and by $1.1 million for the nine months ended September 30, 2019, mainly due to increased rent. IT related costs increased $0.1 million during the three months ended September 30, 2019 and by $0.3 million for the nine months ended September 30, 2019, versus the same period in 2018, primarily due SaaS applications and outsourced IT support.

Loss on impairment of In-process research and development related to legacy program, Evofosfamide

The loss on impairment of long-lived assets relates to the impairment of in-process research and development relating to the Company’s legacy program, Evofosfamide, which was acquired from Threshold Pharmaceuticals in 2017. The loss on impairment of long-lived assets is primarily due to the decrease in future projected cashflows of the in-process research and development relating to this program. The Company obtained a fair value estimate, from a third party specialist as of August 1, 2019, and determined the asset was impaired and the value was not recoverable. During the three and nine months ended September 30, 2019, the Company recorded a related impairment of $22.1 million. Additionally, the asset group was reclassified as held for sale. Future write-downs of the asset are possible based upon the amount of proceeds from an eventual sale of the asset.

Specifically, the Audit Committee of the Board of Directors made this determination in connection with the review of the financial statements required to be included in this Current Report. There can be no assurances whether any transaction will result involving Evofosfamide or, if any such transaction were to occur, its timing or value, or whether there may be additional future impairments regarding this legacy program. See Part II, Item 5 (Other Information) and Note 11 to the Financial Statements.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Interest and other income, net	$396	$107	$289	270%
Interest expense	$(353)	$(279)	$(74)	27%
Change in fair value of warrant liabilities	$1	$4	$(3)	-75%

	Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Interest and other income, net	$1,449	$307	$1,142	372%
Interest expense	$(947)	$(672)	$(275)	41%
Change in fair value of warrant liabilities	$3	$916	$(913)	-100%

Interest and Other Income and Interest Expense

The increase in interest and other income for both the three and nine months ended September 30, 2019 versus the same period in 2018 was primarily due to the Company investing in marketable securities and cash equivalents starting at the end of Q4 2018.

The increase in interest expense for both the three and nine months ended September 30, 2019 versus the same period in 2018 was primarily due to the increase in debt holdings to support buildout of the GMP facility that was completed in June 2018. This long-term debt matures in February 2022.

Change in fair value of warrant liability

The change in fair value of warrant liabilities relates to the revised fair value of the warrants categorized as liabilities. The decrease in the change in fair value of the warrant liabilities is primarily due to the decrease in the underlying stock price of our common stock as well the decrease in the expected term of the warrants as they are nearing expiration, which is February 2020.

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

To date, we have financed our operations through private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaborators under our research evaluation agreements, as well as funding from governmental bodies and bank and bridge loans. From April 2014 through February 2018, we borrowed an aggregate of $6.0 million from Silicon Valley Bank. In February 2018, we borrowed $5.0 million through the Perceptive Credit Facility which was used to pay off the principal balance and final fee on the borrowings from Silicon Valley. The Perceptive Credit Facility allows for aggregate borrowings of up to $10.0 million, subject to our achievement of certain milestones. In September 2018, we entered into the CPRIT Agreement for a research grant related to CD-38 targeting ETB of approximately $15.2 million. In September 2018, we raised gross proceeds of $52.0 million in a public offering of our common stock.

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partners, we believe such investment is strategically aligned with increasing the value of our technology. We have incurred an accumulated deficit of $148.2 million through September 30, 2019. Based on our current research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2020.

At September 30, 2019 and December 31, 2018, we had cash, cash equivalents, and marketable securities of $51.4 million and $98.0 million, respectively, and grants revenue receivable of $5.6 million and $4.3 million, respectively.

On December 21, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228975) with the SEC, which was automatically declared effective on February 13, 2019. In December 2018 we entered into the Sales Agreement with Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through Cantor acting as our agent. Under the Sales Agreement, Cantor may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

We have invested a substantial portion of our available cash in money market funds and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA/A2 or better, or P-2/A-2/F2 or better, as determined by Moody’s, Standard & Poor’s or Fitch. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

Cash Flows

The table below summarizes our cash flow activities as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net cash used in operating activities	$(39,272)	$(23,859)	$(15,413)	65%
Net cash used in investing activities	(31,504)	(5,421)	(26,083)	481%
Net cash provided by financing activities	1,323	49,114	(47,791)	-97%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(69,453)	$19,834	$(89,287)	-450%

The increase in net cash used in operating activities for the nine months ended September 30, 2019 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities for the nine months ended September 30, 2019 was primarily due to increased purchases of marketable securities and the expansion of the GMP and new R&D facilities. The R&D facility was completed in September 2019 and the expansion facility is expected to be completed during Q1 2020.

The decrease in net cash provided by financing activities was primarily due to the proceeds from issuance of common stock of $48.1 million in September 2018, compared to proceeds from stock option exercises of $1.3 million during the nine months ended September 30, 2019.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $148.2 million at September 30, 2019. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-3724, co-development activities related to TAK-169, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the ongoing Phase II monotherapy study of MT-3724, our lead ETB candidate;
•	support the ongoing Phase Ib and initiate Phase II clinical trials of MT-3724;
•	co-develop TAK-169 with Takeda;
•	continue the research and development of our other ETB candidates, including completing pre-clinical studies and commencing clinical trials;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our increased operations;

•	experience any delays or encounter any issues resulting from any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges,
•	service long-term debt; and
•	complete the expansion of the Company’s cGMP facility.

Payments on the Perceptive Credit Facility commenced April 2018 and are interest only, paid quarterly through December 31, 2019. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million are due each calendar quarter, with a final payment of $3.4 million due on the maturity date of February 27, 2022. The loan matures on February 27, 2022 and is secured by substantially all assets.

The Company’s expansion of its cGMP is expected to be completed during Q1 2020. The Company expects to incur an additional $1.2 million to complete the buildout of this expansion. Additional costs may be incurred as a result of delays and/or other issues that may arise during the course of construction.

Based on our current research and development plans, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2020. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, Organization and Summary of Significant Accounting Policies, to our unaudited condensed financial statements for the three and nine months ended September 30, 2019, included in this Quarterly Report on Form 10-Q.

Contractual Commitments and Obligations

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $1.0 million at September 30, 2019. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO.  The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s product candidates. The Company was contractually obligated for up to approximately $41.0 million of future services under these agreements at September 30, 2019, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

We have entered into estimated purchase obligations ranging from $1.0 million to $1.9 million which include signed orders for capital equipment.

As a result of our collaboration agreement with Takeda, we exercised our right to cost-share approximately 50% of the development costs for Phase I.  Future clinical trial expense related to this trial has not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2019, our principal executive officer and principal financial officer concluded that, at such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $53.5 million for nine months ended September 30, 2019.  At September 30, 2019, we had an accumulated deficit of $148.2 million.

At September 30, 2019, we had cash, cash equivalents, and marketable securities of $51.4 million. In August 2017, we raised approximately $60.0 million though private placements of our common stock and warrants to purchase our common stock. In September 2018, we completed a public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. On December 21, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228975) with the U.S. Securities and Exchange Commission, or the SEC, which was automatically declared effective on February 13, 2019. In December 2018 we entered into the Sales Agreement with Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor acting as our agent. Under the Sales Agreement, Cantor may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. For example, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017, because a material weakness existed in our internal control over financial reporting related to not having adequate accounting personnel, which resulted in not timely and appropriately accounting for and disclosing the impact of complex, non-routine transactions in accordance with United States Generally Accepted Accounting Principles, or GAAP. Even though we remediated this material weakness as of December 31, 2018, if other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, which could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price.  Failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC the Financial Industry Regulatory Authority or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

As of December 31, 2019, we will be an “accelerated filer” and are therefore subject to the auditor attestation requirement in the assessment of our internal control over financial reporting.

Because the worldwide market value of our common stock held by non-affiliates exceeded $75 million (but was less than $700 million), as of the last business day of our fiscal quarter ended June 30, 2018, we are an “accelerated filer” as defined by SEC rule as of December 31, 2019. We are not an “emerging growth company”. Therefore, we are now subject to the requirement that we include in our annual report on Form 10-K for the fiscal year ending December 31, 2019, the auditor’s attestation report on its assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we do not have a sufficient history for us and our independent registered public accounting firm to test and evaluate our new processes and controls, we may be unable to obtain an unqualified attestation report from our independent registered public accounting firm required under Section 404 of the Sarbanes-Oxley Act. If our independent registered public accounting firm is not able to render an unqualified attestation, it could result in lost investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that our status as an accelerated filer and compliance with these increased requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our stock price.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved product candidate.  We also will have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturing organizations, or CMOs, in order to continue development and potential commercialization of our product candidates.  For instance, if our costs of manufacturing our drug products are not commercially feasible, then we will need to develop or procure our drug products in a commercially feasible manner to successfully commercialize any future approved product, if any.  Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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

We completed the construction of our current good manufacturing practices, or cGMP, manufacturing facility during the second quarter of 2018 and we are developing the capability to manufacture product candidates for use in the conduct of our clinical trials. We may not be able to manufacture product candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for product candidates.  We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply.

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
•

following Biologics License Application, or BLA, approval, a change in the manufacturing site could require additional approval from the U.S. Food and Drug Administration, or the FDA. This approval would require new testing and compliance inspections;

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

The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as engineered toxin bodies, or ETBs, is unproven and may never lead to marketable products.

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications.  We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of product candidates.  Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates.  We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate. We currently have one ETB product candidate, MT-3724, with three active clinical trials:  one study is a phase I/II monotherapy study and two studies are phase IIa combination studies. A second ETB product candidate, MT-5111, has one Phase I study, which was initiated in the third quarter of 2019, and the remainder of our product candidates are in preclinical development.  MT-3724 has been administered in patients with non-Hodgkin’s lymphoma.  This is only one of the multiple indications for which we plan to develop this product candidate.  There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, our clinical and preclinical data to date are not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent.  There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency, or the EMA, and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate.  The regulatory approval process for novel product candidates such as ETB therapeutics could be more expensive and take longer than for other, better known or more extensively studied product candidates.  It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or elsewhere or how long it will take to commercialize our product candidates, even if approved for marketing.  Approvals by the EMA and other regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa, and different or additional preclinical studies and clinical trials may be required to support regulatory approval in each respective jurisdiction.  Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

In addition, our MT-3724 product candidate has been studied in only a limited number of patients with a confirmed diagnosis of non-Hodgkin’s lymphoma, and the most common adverse events were peripheral edema, diarrhea, myalgia, cough, fatigue, constipation, nausea, anemia, stomatitis, pyrexia, dizziness, headache, insomnia, dyspnea, neutropenia, thrombocytopenia, blurry vision, dysphagia, oral pain, chills, pneumonia, dehydration, hypoalbuminemia, hyponatremia, dysgeusia, oropharyngeal pain, and maculo-papular rash.  In addition to the side effects that are known to be associated with MT-3724, continued clinical trials could reveal higher incidence of side effects, or AEs, previously unknown side effects, and side effects with greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials.  There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our product candidates for current and other indications.  Undesirable side effects and negative results for any of our product candidates may negatively impact the development and potential for approval of our product candidates for their proposed indications.

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
•

we may be required to create a Risk Evaluation and Mitigation Strategies, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

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

During the course of our development of our lead product candidate, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT.  We entered our first CPRIT award grant contract, or the 2012 CPRIT Agreement, on November 7, 2012. On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program, or the 2018 CPRIT Agreement. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful.  Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future.  For example, under the terms of our 2018 CPRIT Agreement, we are required to pay CPRIT a percentage of our revenues from sales of products directly funded by CPRIT, or received from our licensees or sub licensees, at a percentage in the low to mid-single digits until the aggregate amount of such payments equals 400% of the funds we receive from CPRIT, and thereafter at a rate of one-half percent.

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

In September 2018, we expanded our collaboration with Takeda, focused on the development collaboration of the parties regarding CD38 SLT-A fusion proteins, including TAK-169, by entering into the License Agreement. The primary objective of the strategic alliance is to advance novel therapies for indications associated with oncology, particularly multiple myeloma patients.

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

Under the terms of the License Agreement, we will receive payments and royalties upon reaching certain defined milestones. We may not reach any of the milestones that trigger a payment or royalties under the License Agreement and we are subject to reduced payments and royalty rates if we elect to end our co-development. We are also subject to royalty reductions if there exists a biosimilar product or generic product being sold by a third party. If we exercise our option to co-develop the licensed products, we will become responsible for sharing co-development costs with Takeda.  We cannot predict these costs and it is possible that if we cannot afford these costs in the future, we may have to terminate the License Agreement and could be subject to lower milestone and royalty payments, which could harm our business.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products.  In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare and Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare.  Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree.  It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as ours and what reimbursement codes our product candidates may receive if approved.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  As of September 30, 2019, a total of 36,954,510 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

In addition, shares of our common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plan will be eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our 2018 Equity Incentive Plan, or the 2018 Plan, we are authorized and have available to grant equity awards to our employees, directors and consultants for up to an aggregate of 3.4 million shares of our common stock reserved for issuance pursuant to the 2018 Plan at September 30, 2019, which includes potential forfeitures and cancellations of outstanding stock options from the 2004 Equity Incentive Plan, the 2009 Equity Incentive Plan, and 2014 Equity Incentive Plan. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

As a public company listed on The Nasdaq Capital Market, and particularly after we cease to be an “emerging growth company”, a “smaller reporting company”, and/or a non-accelerated filer, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company or as a public company prior to the loss of such specified statuses. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct, each of which requires additional attention and effort of management and our board of directors and additional costs.

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

The trading market for our common stock will be influenced, in part, by the research and reports that industry or financial research analysts publish about us and our business.  We do not have any control over these analysts. If only a few securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively affected and there can be no assurance that analysts will provide favorable coverage. If securities or industry analysts who initiate coverage downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

We have broad discretion in the use of our cash reserves and may not use these reserves effectively or as anticipated by stockholders.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At June 30, 2019, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications.  Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

We will need to continue to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

At September 30, 2019, we had 102 full-time employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy.  Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems.  In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information. .

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, cyber-attacks, computer viruses, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures.  Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems.  These events could lead to the unauthorized access, disclosure and use of non-public information including our intellectual property or proprietary business information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world.  As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect any such disruption or security breach, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy.  For example, the loss of data from clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.  Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As part of its ongoing review of the Company’s legacy program, Evofosfamide, the Company has had various exploratory discussions with third parties about a potential strategic transaction involving Evofosfamide, including a potential sale of that legacy program, which the Company acquired from Threshold Pharmaceuticals in 2017. As of the third quarter, for accounting purposes, the Company determined to classify the in-process research and development asset on its balance sheet that is associated with Evofosfamide as an asset held for sale. Further, the Company obtained a fair value estimate, from a third party specialist as of August 1, 2019, and determined the asset was impaired during the third quarter and recorded a non-cash impairment charge of $22.1 million. See Note 11 to the financial statements. Specifically, the Audit Committee of the Board of Directors made this determination in connection with the review of the financial statements required to be included in this Current Report. There can be no assurances whether any transaction will result involving Evofosfamide or, if any such transaction were to occur, its timing or value, or whether there may be additional future impairments regarding this legacy program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1 #	First Amendment to the Development Collaboration and Exclusive License Agreement, dated as of July 18, 2019, by and between Molecular Templates, Inc. and Millennium Pharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

Molecular Templates, Inc.

Date: November 12, 2019	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)