Form 10-K
period 2019-12-31
Molecular Templates, Inc.
filed 2020-03-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-32979

MOLECULAR TEMPLATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification number)
9301 Amberglen Blvd, Suite 100, Austin TX 78729	78729
(Address of principal executive office)	(Zip Code)

(512) 869-1555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.001 Par Value Per Share	MTEM	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to  the closing price of $8.35 of the common stock on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $167,590,587. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 12, 2020 there were 45,647,884 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2019 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Molecular Templates, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body, or ETB, drug candidates;
•	the timing and our ability to advance the development of our drug candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB drug candidates;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug candidates;
•	the anticipated progress of our drug candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our drug candidates;
•	our ability to establish and maintain intellectual property rights for our drug candidates;
•	whether any drug candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional drug candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional drug candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new drug candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our anticipated use of proceeds from any financing activities;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	our projected financial performance; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors”.

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

ITEM 1.BUSINESS

Molecular Templates, Inc., or Molecular, is a clinical-stage company focused on the discovery and development of differentiated, targeted, biologic therapeutics for cancer and other serious diseases. Molecular utilizes its proprietary biologic drug platform to design and generate engineered toxin bodies, or ETBs, which Molecular believes provide a differentiated mechanism of action that may be beneficial in patients resistant to currently available cancer therapeutics. ETBs use a genetically engineered version of the Shiga-like Toxin A subunit, or SLTA, a ribosome inactivating bacterial protein. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In Molecular’s scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a cancer target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cancer cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

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

ETBs have a differentiated mechanism of cell kill in cancer therapeutics (the inhibition of protein synthesis via ribosome destruction), and Molecular has preclinical and clinical data demonstrating the utility of these molecules in chemotherapy-refractory cancers. ETBs have shown good safety data in multiple animal models as well as in Molecular’s clinical studies to date. Molecular believes the target specificity of ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profile provide opportunities for the clinical development of these agents to address multiple cancer types.

Molecular’s initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. Molecular is developing ETBs for various targets, including CD20, CD38, HER2, PD-L1, CTLA-4, SLAMF-7, and CD45. CD20 is central to B cell malignancies and is clinically validated as a target for the treatment of lymphomas and autoimmune disease. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers. Molecular’s lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in three Phase II studies: a monotherapy study, a combination study with lenalidomide, and a combination study with gemcitabine/oxaliplatin (GemOx). The combination study with lenalidomide has demonstrated preliminary evidence of tolerability and efficacy with lenalidomide at standard doses and MT-3724 at 10 μg/kg. MT-3724 dosing at higher doses with lenalidomide is ongoing. The combination study with GemOx has demonstrated preliminary evidence of efficacy but Grade 2 innate immune adverse effects were seen with standard doses of gemcitabine and oxaliplatin and 10 μg/kg doses of MT-3724. The study protocol has been amended to include a revised schedule where MT-3724 dosing is initially sequenced with GemOx dosing. MTEM expects to announce updates on interim clinical results from all three MT-3724 Phase II studies throughout 2020. MT-5111 (ETB targeting HER2) and TAK-169 (ETB targeting CD38) are both in ongoing Phase I studies. Molecular expects to announce results from the MT-5111 Phase I study throughout 2020.  Molecular also expects to file an IND for MT-6402 (ETB targeting PD-L1) in the second half of 2020.

Molecular has built up multiple core competencies around the creation and development of ETBs. Molecular developed the ETB technology in-house and continues to make iterative improvements in the scaffold and identify new uses of the technology. Molecular also developed the proprietary process for manufacturing ETBs under Current Good Manufacturing Process, or cGMP standards and continues to make improvements to its manufacturing processes. Molecular has conducted multiple cGMP manufacturing runs with its lead compound and believes this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

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

Molecular’s Strategy

Molecular’s goal is to bring the right ETBs to the right patients to provide long-lasting benefits that ultimately improve patients’ lives. To achieve its goal, Molecular is:

•

Implementing development strategies that capitalize on the differentiated pharmacological features of Molecular’s ETB technology and the validated nature of the targets it has chosen. Molecular believes the target specificity of its ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profiles will provide opportunities for the clinical development of these agents to address multiple cancer types. For example, Molecular is aggressively developing its lead product MT-3724 as a single agent therapy for relapsed and refractory diffuse large B-cell lymphoma, or DLBCL, patients and in combination with approved therapies in earlier stages of high-risk DLBCL. The targeting of CD20 with antibody therapeutics is known to confer clinical benefit in these settings. MT-3724’s differentiated mechanism of action, safety and pharmacological profiles targeting CD20 may provide an advantage over other modalities. Given the unique mechanism of direct cell kill, via ribosome inactivation, Molecular believes there is the potential for combination or sequential drug strategies that may be unique to its ETB drug candidates. Further, based on MT-3724 safety data to date, Molecular believes the different PK and ADME profiles of its ETBs may allow them to be more appropriate therapies for certain patient populations, particularly those who are unable to tolerate intensive chemotherapy as primary or conditioning therapy. For example, in the Phase I clinical trial for MT-3724, the median age was 65 and the median number of prior therapies was four. Molecular believes all of these attributes will enable Molecular to pursue development strategies not feasible with other therapeutic approaches.

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

•

Building a fully integrated discovery-to-commercial biopharmaceutical company focused on compounds with unique and differentiated biology. Molecular believes that differentiated mechanisms of action are crucial for improving outcomes in cancer and other serious diseases. Molecular has created a robust translational platform that Molecular believes allows it to create a sustainable, novel pipeline of ETBs with differentiated mechanisms of tumor destruction, relatively predictable PK and ADME, and scalable and economical manufacturing. If MT-3724, MT-5111, or any future drug candidates Molecular may develop are approved, Molecular will consider commercializing them itself in select markets.

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

ETBs appear to induce the internalization of non- or poorly-internalizing targets, have a differentiated mechanism of action (enzymatic and irreversible ribosome inactivation), have relatively predictable PK and ADME profiles and can be readily manufactured to cGMP standards. From a library of antibody targeting domains, Molecular’s research and design platform allows for the comprehensive (six to eight weeks) in vitro selection of a lead ETB to a given target based on affinity and specificity, potency and expression. Lead selection is confirmed through the use of animal models to verify PK, ADME and potency. ETBs possess potent direct cell killing effects via a differentiated mechanism of action, can force receptor internalization, and can be used to deliver payloads such as foreign class I antigen to the cytosol. MT-3724, Molecular’s lead ETB candidate, is being developed for treating B-cell malignancies and utilizes the wild-type SLTA. Because of the immune-compromised nature of patients with B-cell malignances, Molecular did not believe de-immunization of SLTA was critical in these patients; this hypothesis has been supported by clinical data in DLBCL patients.

In subsequent ETBs, Molecular utilizes a highly potent and proprietarily de-immunized SLTA scaffold that elicits significantly reduced innate and adaptive immunogenic responses as demonstrated in preclinical and animal studies (presented at the 2017 American Association for Cancer Research, or AACR, Annual Meeting). For indications where tumors have been demonstrated to be sensitive to T-cell engagement, Molecular has developed ETBs that deliver foreign class I viral antigens for presentation on the surface of the tumor: Molecular’s Antigen Seeding Technology (AST), a differentiated approach to immune-oncology. Molecular is currently building out animal models to further validate and screen ETB candidates to support this approach.

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

MT-3724—ETB Targeting CD20

Overview

CD20 is expressed on 90% of B-cell non-Hodgkin’s lymphoma, or NHL, cells and is a non-internalizing receptor. Rituxan (rituximab), an antibody to CD20, is approved for treatment of NHL in both the front and second-line settings. Rituxan has limited direct cell kill effects against CD20-expressing cells. Instead, it works through indirect methods of recruiting immune responses to CD20-expressing cells through antibody dependent cell-mediated cytotoxicity, or ADCC, and/or complement dependent cytotoxicity, or CDC. Rituxan’s indirect cell kill mechanism’s reliance on a favorable tumor microenvironment for immune stimulation is problematic because it allows opportunities for resistance to emerge. Therefore, direct cell kill approaches that target CD20-expressing lymphomas are attractive. Two such agents are currently approved: the radioisotope-conjugated antibodies Bexxar, developed by GlaxoSmithKline, and Zevalin, developed by IDEC Pharmaceuticals (now part of Biogen), both of which use ionizing radiation to induce direct cell kill without internalization being necessary. These radioisotope conjugated antibodies are more effective than naked anti-CD20 antibody approaches such as Rituxan and HuMax-CD20 in the relapsed or refractory indolent NHL setting because they are far less dependent on the physiology of the tumor. However, despite their favorable efficacy profile, Bexxar and Zevalin are considered commercial disappointments and have not been widely adopted by oncologists primarily due to the constraints associated with the administration of nuclear medicines. Radioimmunotherapies are difficult to administer, with few institutions licensed for nuclear medicine. Because of these factors, the combined use of Bexxar and Zevalin accounted for only a minimal share of all administered second-line therapies for indolent NHL patients worldwide (seven major markets) despite superior clinical data in this setting. Bexxar was subsequently taken off the market in 2013. Molecular believes this provides a significant opportunity for a CD20-targeting therapy, such as MT-3724, that directly kills cells without the use of radioisotopes, and utilizes a mechanism of action of cell kill that is not subject to cross-resistance with chemotherapy or antibody approaches.

MT-3724 is an ETB specific to the B-cell marker CD20 protein. Molecular developed MT-3724 to provide a non-radioactive means of direct cell kill targeted to CD20 for the treatment of NHL. The differentiated mechanism of action of MT-3724 involves binding to the surface protein CD20, forcing internalization into the target cell, retrograde transport to the cytosol and subsequent enzymatic and permanent ribosome-inactivation. Following the completion of the Phase I dose escalation trial in 2017, Molecular conducted a Phase Ib expansion trial of MT-3724 in patients with relapsed/refractory DLBCL. In 2019, Molecular initiated a Phase II monotherapy study that has the potential to be pivotal as well as two Phase II combination studies of MT-3724 in earlier lines of DLBCL; one in combination with chemotherapy (gemcitabine/oxaliplatin, or GemOx) and one in combination with lenalidomide.

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

Molecular has observed promising signals of single-agent activity with MT-3724. Patients in the Phase I trial were of older age (median age = 65) and heavily pre-treated, with a median of four prior therapies. Those patients with ≤ four prior therapies (n=5) were generally chemo-intolerant patients who could not sustain multiple lines of chemo-based regiments. The majority of patients were of the DLBCL subtype (n=15). Of the 14 evaluable DLBCL patients who received MT-3724, eight patients entered the trial with low levels of serum anti-CD20 antibody while six patients had high levels of anti-CD20 antibody. As reported in Molecular’s presentation to the 2016 American Society of Hematology Annual Meeting, or the 2016 ASH Meeting, patients with high anti-CD20 antibody did not respond to MT-3724, presumably due to target inaccessibility. In the eight DLBCL patients with low anti-CD20 antibody, the observed objective response rate, or ORR, was 25% (2/8) including a partial response, or PR, and a complete metabolic response, or CMR. Molecular observed clinical responses starting at the lowest dose level of 5 mcg/kg as shown in Figure 4. The patient who achieved a CMR was eligible for and received an allogeneic stem cell transplant, or SCT. Three patients had stable disease, or SD, with tumor reductions of 19% (10 mcg/kg), 48% (75 mcg/kg), and 49% (100 mcg/kg), respectively. The patient at 100 mcg/kg with 49% tumor reduction had received only a single dose of MT-3724 at the time of measurement. The remaining three patients had progressive disease, or PD. Notably, three of the eight DLBCL patients received fewer than two cycles of MT-3724 due to early withdrawal from the study (including the two patients at the DLT dose of 100 mcg/kg). Significant ADAs were not observed among DLBCL patients and did not appear to neutralize the efficacy of MT-3724 in patients.

Figure 4.	PET images for DLBCL patient in the 5 mcg/kg dose cohort

Based on the clinical effect observed among DLBCL patients, Molecular opened a Phase Ib expansion study to further explore the potential of MT-3724 in DLBCL. The final results from Phase I/Ib study were presented at the American Society of Hematology (ASH) 2019 Annual Meeting, in December 2019. Observations included the following:

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

•

Based on these data and the clinical activity of MT-3724 observed at doses as low as 5 mcg/kg, a decision was made to define the MTD of MT-3724 as 50 mcg/kg with a maximum total drug per dose of 6 mg. Of the 5 serum Rituxan-negative subjects with DLBCL who received MT-3724 at 50 μg/kg, the maximum tolerated dose (MTD), 3 responded (2 CRs, 1 PR).

In 2019, Molecular initiated a Phase II monotherapy DLBCL study that has the potential to be pivotal. Furthermore, Molecular is developing MT-3724 in earlier lines of therapy in combination with chemotherapy and non-chemotherapy based regiments.  In 2019, Molecular initiated a Phase IIa study combining MT-3724 with a chemo regimen in transplant-ineligible DLBCL patients.  Additionally, a second Phase IIa study evaluating MT-3724 in combination with Revlimid in DLBCL patients was initiated in 2019.

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

Despite cell specific expression, an ADC approach to CD38 has not been developed, likely because CD38 does not efficiently internalize, thereby limiting the amount of drug that could be delivered to myeloma cells. Because SLTA can force its own internalization and enzymatically inhibit ribosome function thereby killing the cell, Molecular theorized that the engineering of a potent and specific ETB targeted to CD38 could overcome the lack of internalization seen with CD38.

Molecular was developing MT-4019, an ETB that specifically targets CD38. Upon signing the collaboration agreement with Takeda in September 2018, TAK-169, an ETB that was jointly discovered with Takeda, became the lead CD38 ETB. The compound was evaluated in many of the same preclinical assays as daratumumab. Daratumumab is an anti-cancer drug originally developed by Genmab. The mechanism of action of TAK-169 is wholly different than daratumumab, and Molecular believes that TAK-169 may be active in CD38+ myeloma patients that have failed treatment with an anti-CD38 antibody.

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

In 2019, Molecular and its partner Takeda presented preclinical data on TAK-169 at the American Association of Cancer Research (AACR) annual meeting, the IND for TAK-169 was accepted by the FDA, and Takeda initiated a Phase 1 study in relapsed/refractory multiple myeloma in the fourth quarter of 2019. In December 2019, TAK-169 received Orphan Drug Designation from the FDA.

Preclinical Data with TAK-169

TAK-169 Structure

TAK-169 utilizes Molecular’s updated scaffold in which the fusion of the scFv to the SLTA has been optimized and in which the SLTA portion of the ETB has been de-immunized. TAK-169 has high affinity for the CD38 receptor and potent and specific cell kill activity against CD38-expressing cells.

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

ETB Pipeline

Molecular has launched additional programs against the key targets HER2 and PD-L1. Molecular selected HER2 as a target because of its validated role in breast cancer. Targeting HER2 with different modalities (antibody, small molecule and ADC) has shown clinical benefit, and the target is known to persist after a given modality has failed. The clinical results seen with Kadcyla (an ADC to HER2) strongly suggests that a direct cell kill approach to HER2 can provide significant benefit and be well tolerated in patients. Molecular believes that attacking HER2-expressing tumor cells with a differentiated mechanism of destruction may provide meaningful clinical benefits, even in patients whose disease has progressed on other HER2-targeted modalities. Molecular’s lead HER2 ETB, MT-5111, has shown potent picomolar activity in Kadcyla insensitive HER2+ cell lines and has shown additive or synergistic benefit with Kadcyla in vitro in HER2+ cell lines.

PD-L1 is a focal point for immuno-oncology checkpoint antibodies; its expression on tumors is known to downregulate CD8 T-cell activity against tumor cells. In Molecular’s ETB program targeting the PD-L1 receptor, Molecular has focused on targeting PD-L1 with a direct cell kill approach rather than using it to induce an immune response. In addition, Molecular has integrated its Antigen Seeding Technology to the PD-L1 targeting ETB in order to induce targeted tumors to express CMV antigen in context with MHC-I on the tumor cell surface thereby redirecting an endogenous CMV-specific T-cell response to the tumor.  Molecular believes that targeting PD-L1 expressing tumors via this dual mechanism of ribosome-inactivation and redirected immunity via CMV-specific T-cell response represents a novel mechanism of action against PD-L1 expressing tumors.

ETB Research & Development Partnerships

Takeda Pharmaceuticals

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into a collaboration and option agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd., or Takeda, to discover and develop CD38-targeting ETBs, which included MT-4019 for evaluation by Takeda (the “Takeda Collaboration Agreement”). Under the terms of the agreement, we were responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary fully human antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate an exclusive worldwide license agreement to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We were entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the Takeda Collaboration Agreement. To date, we have received the $2.0 million under this Takeda Collaboration Agreement.

In connection with the Takeda Collaboration Agreement, we entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018 that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, we were entitled to receive up to $2.2 million in compensation. To date we have received the $2.2 million under the Takeda Individual Project Agreement.

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

The agreement has a total transaction price of $29.8 million, consisting of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment which was achieved in the first quarter of 2020, (3) minus $10.2 million in expected co-share payments payable to Takeda during Early Stage Development. In July 2019, we exercised our co-development option and the agreed upon collaboration budget was increased to cover additional research and development activities whereby both parties will continue to cost share. If we continue our option to co-develop, we will be eligible to receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325 million in milestone payments upon the achievement of certain sales milestone events. If we do not continue to exercise our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we continue to exercise our option to co-develop, and from high-single digits to low teens if we do not continue to exercise our option to co-develop.

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

Takeda Multi-Target Agreement

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Pursuant to the Takeda Multi-Target Agreement, Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets and we will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. At December 31, 2019, we have received $5 million under the Takeda Multi-Target Agreement.

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

Vertex Pharmaceuticals

On November 18, 2019, we entered into a Master Collaboration Agreement (“Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), in which the parties agreed to enter into a strategic research collaboration to leverage the Company’s ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology.

Pursuant to the terms of the Vertex Collaboration Agreement, the Company granted Vertex an exclusive option to obtain an exclusive license under the Company’s licensed technology to exploit one or more ETB products that are discovered by the Company against up to two designated targets. Vertex has selected an initial target. Vertex has the option to designate one additional target within specified time limits.

Pursuant to the Vertex Collaboration Agreement, Vertex will pay the Company an upfront payment of $38 million, consisting of $23 million in cash and a $15 million equity investment pursuant to a Share Purchase Agreement (the “SPA”), described further below. In addition to the upfront payments, the Company may also receive an additional $22 million through the exercise of the options to license ETB products or to add an additional target. The Company shall provide, and Vertex will reimburse the Company for, certain mutually agreed manufacturing technology transfer activities.

The Company may, for each target under the Vertex Collaboration Agreement, receive up to an additional $180 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $70 million in milestone payments upon the achievement of certain sales milestone events. The Company will also be entitled to receive, subject to certain reductions, tiered mid-single digit royalties as percentages of calendar year net sales, if any, on any licensed product.

The Company will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise by Vertex of its option for a development candidate, Vertex will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate.

Unless earlier terminated, the Vertex Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis on the date of expiration of all payment obligations under the Vertex Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the expiration of all payment obligations thereunder with respect to all licensed products in all countries or upon Vertex’s decision not to exercise any option on or prior to the applicable deadlines. Vertex has the right to terminate the Vertex Collaboration Agreement for convenience upon prior written notice to the Company. Either party has the right to terminate the Vertex Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach.

In connection with the Vertex Collaboration Agreement, the Company and Vertex also entered into the SPA pursuant to which Vertex agreed to purchase 1,666,666 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $9.00. The issuance of these shares was pursuant to a private placement exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Other Research & Development Collaborations

Henry M. Jackson Foundation

In July 2014, Molecular entered into a non-exclusive license agreement with the Henry M. Jackson Foundation for certain biological materials for use in conjunction with the development of Molecular’s lead clinical stage ETB MT-3724. Under the terms of the agreement, Molecular is required to pay the Henry M. Jackson Foundation aggregate payments totaling $110,000 with respect to this license, upon completion of certain clinical milestones. We may terminate this agreement at any time with 45 days prior written notice.

CPRIT Grant

On September 18, 2018, we entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with the Cancer Prevention Research Institute of Texas (CPRIT), which was extended in November 2019, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CPRIT Agreement, we may also use such funds to develop a replacement CD38 targeting ETB (such as TAK-169), with or without a partner. The Award is contingent upon funds being available during the term of the CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CPRIT Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements. In December 2011, Private Molecular (defined below) was awarded a $10.6 million product development grant from CPRIT for its CD20-targeting ETB MT-3724.

Subject to the terms of the CPRIT Agreement, full ownership of any CPRIT funded technology and CPRIT funded intellectual property rights developed pursuant to the CPRIT Agreement will be retained by us, our Collaborators (as defined in the CPRIT Agreement) and, to the extent applicable, any participating third party (the “Project Results”). With respect to any Project Results, we agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license, solely for academic, research and other non-commercial purposes, under the Project Results and to exploit any necessary additional intellectual property rights, subject to certain exclusions.

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

The CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) November 30, 2019 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CPRIT Agreement) by us, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by us for convenience. CPRIT may approve a no cost extension for the CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CPRIT Agreement. A no cost extension was approved for the CPRIT Agreement as of November 2019.

Manufacturing

Molecular has built a cGMP manufacturing facility located in Austin, TX to supply future clinical trial materials for internal and partnered ETB programs. Molecular relies in part on third-party contract manufacturing organizations, or CMOs, to manufacture and supply Molecular with cGMP drug substance and drug product materials to support Molecular’s clinical trials. The manufacturing processes for MT-3724, TAK-169 and other preclinical ETB candidates have been developed by Molecular’s manufacturing staff. Once a process is developed and defined for an ETB, it is transferred to CMOs to scale-up and optimize for manufacturing that conforms to cGMP standards.

Molecular has established well-defined, cost efficient manufacturing under cGMP, including bioanalytical, quality control and quality assurance, logistics, distribution and supply chain management. After manufacturing, Molecular’s ETB candidates are tested and released by Molecular’s analytical and quality systems staff in conjunction with some select contract research organizations, or CROs. The quality control organization performs a series of release assays designed to ensure that the product meets all applicable specifications. Molecular’s quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with cGMP as mandated by the FDA and foreign regulatory agencies.

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

As part of our manufacturing process, we endeavor to utilize cGMP grade materials and reagents, if commercially available; however, certain critical materials and reagents are currently qualified for research use only. Additionally, we obtain key components required for the manufacture of our investigational products from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain certain key components used in the manufacture of our drug candidates.

Intellectual Property Portfolio

Molecular seeks to protect proprietary rights in its platform technologies through a combination of patents and patent applications, trade secrets and know-how. Molecular’s platform technologies include ETBs, in which a Shiga toxin A subunit construct is associated, directly or indirectly, to immunoglobulin domains directed to the molecular target, resulting in ETBs for treating cancer, killing cancer cells and selectively delivering payload molecules into target cells.  While each ETB targets at least one specific molecular target, many of Molecular’s platform technologies are target agnostic.  Molecular’s platform technologies include the Shiga toxin components of ETBs, including improved Shiga toxin A subunit constructs engineered to have reduced innate and adaptive immunogenicity, including by disrupting of B-cell epitopes and T-cell epitopes.

To cover its proprietary technologies and its current pipeline of proprietary ETB therapeutic candidates and related methods, such as methods for therapeutic use, Molecular has pending patent applications representing 17 patent families, together covering 166 patents and pending U.S. and foreign applications worldwide, including 23 pending U.S. patent applications and 118 foreign patent applications currently pending in the European Patent Office and in thirteen other jurisdictions outside of the U.S. and Europe (Australia, Canada, China, Hong Kong, Israel, India, Japan, Mexico, and South Korea).  Patents have been granted from ten of these patent families, including in Australia, China, Europe, Hong Kong, Israel, Japan, South Korea, and U.S.

Molecular has 16 patent families covering ETBs and modified ETB scaffolds for the targeted killing of cancer cells or for the selective delivery of molecules into a target cell. Patent rights in these patent families, if granted and if all relevant maintenance fees or annuities are paid, are expected to expire during 2034–2040.  Molecular also has a patent family directed to the screening of large ETB libraries, in which patents, if granted and if all relevant maintenance fees or annuities are paid, are expected to expire in 2035.  One patent in this family has granted as US 10421958 and is expected to expire February 4, 2035.  With respect to its ETB pipeline, Molecular’s lead compound MT-3724, which targets CD20, and pharmaceutical compositions and uses of MT-3724, are covered by three patent families. Patents in these patent families, if granted and if all relevant maintenance fees or annuities are paid, are expected to expire in 2034 or 2036.  Granted patents in these families include US 10450354, which is expected to expire February 21, 2035; US 10392425, which is expected to expire February 4, 2036; EP 2970487, which is expected to expire March 11, 2034; JP 6472784, which is expected to expire March 11, 2034; JP 6548630, which is expected to expire March 11, 2034; and JP 6444486, which is expected to expire February 4, 2036.  Molecular’s current pipeline also includes ETBs which target CD38, HER2, or PD-L1, and are covered by numerous patent applications and patent families, including one patent family from which patents, if granted and if all relevant maintenance fees or annuities are paid, are expected to expire in 2036.  Some of the expected expiration dates referenced above do not include adjustment for patent office delay. The expected expiration dates referenced above do not include any patent term extension for regulatory review.

As of December 31, 2019, Molecular owned 95 U.S. and foreign patents and patent applications relating to hypoxia-activated prodrugs, including the investigational prodrug evofosfamide currently in clinical development for treating cancer; the manufacturing of prodrugs’, formulation of the prodrugs; and their use. These patents and patent applications include 14 issued U.S. patents, expected to expire from 2024 to 2031, and 57 issued foreign patents expected to expire from 2024 to 2036 (in each case, if all relevant maintenance fees are annuities are paid, and without accounting for any patent term extension), as well as five pending U.S., one pending international (Patent Cooperation Treaty) and 19 pending foreign patent applications, which, if issued and if all relevant maintenance fees or annuities are paid, would in each case be expected to expire from 2024 to 2037 (without accounting for any patent term extension or adjustment).

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as MT-3724, TAK-169, and any future drug candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

MT-3724, TAK-169 and any ETB drug candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, BLA, process before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•	Submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may begin;

•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before a trial may be initiated at that site;
•

Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice requirements, or GCP, and other clinical trial-related requirements to establish the safety and efficacy of the investigational product for each proposed indication;

•	Submission to the FDA of an NDA or BLA for marketing approval, including payment of application user fees;
•	A determination by the FDA within 60 days of its receipt of an NDA or BLA that the NDA or BLA is sufficiently complete to permit a substantial review, in which case the NDA or BLA is filed;
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

The preclinical testing, clinical trials and the approval process requires substantial time, effort and financial resources, and Molecular cannot be certain that any approvals for MT-3724, TAK-169 and any future drug candidates will be granted on a timely basis, or at all. The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans and must become effective before human clinical trials may begin.

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

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of effects on reproduction and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

Clinical trials

Clinical trials generally are conducted in three sequential phases, known as Phase I, Phase II and Phase III, which may overlap.

•

Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the drug candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

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

In addition, an institutional review board (“IRB”) representing each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

During the development of a new drug or biologic, sponsors have the opportunity to meet with the FDA at certain points, including prior to submission of an IND, at the end of Phase II, and before submission of an NDA or BLA. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase II meeting to discuss their Phase II clinical results with the agency and to present their plans for the pivotal Phase III studies that they believe will support approval of the new drug or biologic.

Concurrent with clinical trials, companies may perform additional animal studies and develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biologic. For biologics in particular, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined in order to help reduce the risk of the introduction of adventitious agents. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that MT-3724, TAK-169 and any future drug candidates do not undergo unacceptable deterioration over their shelf life.

NDA/BLA Submission and FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity, potency and efficacy for a biologic. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual prescription drug product program fees and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business (fewer than 500 employees). Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The fee for the submission of an NDA or BLA for which clinical data is required is substantial (for example, for fiscal year 2020 this application fee exceeds $2.9 million), and the annual program fee assessed on each sponsor of an approved NDA or BLA is currently more than $300,000 per program.

The FDA reviews all submitted NDAs and BLAs to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may refuse to file the application and request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt and inform the sponsor by the 74th day after the FDA’s receipt of the submission whether an application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its review of a new molecular-entity (NME) NDA or an original BLA and respond to the applicant, and six months from the filing date of a NME NDA or original BLA designated for priority review. For non-NME NDAs, the review goals are ten months from the date of receipt for a standard application and six months from the date of receipt for a priority submission. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification. After the submission is accepted for filing, the FDA begins an in-depth substantive review. As noted above, the FDA has agreed to specified performance goals in the review process of NDAs and BLAs. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements.

Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other independent scientific experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a risk evaluation and mitigation strategy, or “REMS” plan, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biologic. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve an NDA or BLA without a REMS, if one is required.

The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA and may require substantial additional testing or information in order for the FDA to reconsider the application. The Complete Response Letter may require additional clinical or other data, additional pivotal Phase III clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may choose either to resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or to withdraw the application. If and when all deficiencies have been addressed to the FDA’s satisfaction in a resubmitted NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued Complete Response Letter in either two or six months, depending on the type of information included. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than Molecular interprets the same data. If a product receives regulatory approval from the FDA, the approval is limited to the conditions of use (e.g., patient population, indication) described in the application. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase IV clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Designation and Exclusivity

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

Expedited Development and Review Programs

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to an existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA or BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

The FDA also may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. When a marketing application is submitted with a request for priority review, the FDA determines on a case-by-case basis whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original BLA or an NME NDA from the date of filing (or from ten months to six months from the date of receipt for a non-NME NDA).

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast track designation, priority review, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Accelerated Approval Pathway

Products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug or biologic. All promotional materials for products approved for marketing under the accelerated approval program are subject to prior review by the FDA.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, amendments to the FDCA, an NDA or BLA or supplement to a NDA or BLA must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2020, made permanent PREA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

Post-marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, and complying with promotion and advertising requirements, which include restrictions on promoting approved drugs for unapproved uses or patient populations (known as “off-label use”). Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Prescription drug promotional materials also must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies or clinical trials.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our drug candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities satisfaction before any product is approved and our commercial products can be manufactured. Molecular relies, and expects to continue to rely, on third parties for the production of clinical and commercial quantities of Molecular’s products in accordance with cGMPs. These manufacturers must comply with cGMPs that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•

consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Companion Diagnostics and Complementary Diagnostics

Molecular believes that the success of Molecular’s drug candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA. The level of risk associated with a new diagnostic test combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval(PMA) from the FDA or if it can be cleared by the agency through the 510(k) premarket notification process based on a showing of substantial equivalence to a commercially available device. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and PMA-approved or 510(k)-cleared contemporaneously with the therapeutic product. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

U.S. Patent-term Restoration

Depending upon the timing, duration and specifics of FDA approval of MT-3724, TAK-169 and any future drug candidates, some of Molecular’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments to the FDCA. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, Molecular may apply for restoration of patent term for Molecular’s currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing Exclusivity for Small-Molecule Drug Products

In 1984, with passage of the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

Following approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant submits its application to the FDA, the applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that a Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, such an applicant also is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Section 505(b)(2) permits the filing of a new drug application, or NDA, where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness.

Specifically, an ANDA or 505(b)(2) applicant for a follow-on drug product must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA in question has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent or a decision in the infringement case that is favorable to the ANDA applicant.

In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a drug containing a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Reference Product Exclusivity for Biological Products

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. This amendment to the PHSA, in part, attempts to minimize duplicative testing.

A federal district court ruling in Texas struck down the Affordable Care Act in its entirety based on constitutionality last year, and in December 2019 the Fifth Circuit Court of Appeals upheld lower court’s finding that the individual mandate in the law is unconstitutional. However, the Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act but not specifically related to the individual mandate or health insurance, including the BPCIA, could be severed from the rest of the Affordable Care Act so as not to be declared invalid. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

Biosimilarity requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency. The biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, although to date no such products have been approved for marketing in the United States. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed. If pediatric studies are performed and accepted by the FDA as responsive to a Written Request, as described further below, the 12-year exclusivity period will be extended for an additional six months. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity available in the United States. Pediatric exclusivity, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a Written Request does not require the sponsor to undertake the described studies.

If granted, pediatric exclusivity attaches to both the twelve-year and four-year exclusivity periods for reference biologics approved pursuant to BLAs, as well as the five-year and three-year marketing exclusivity periods available to NDA sponsors under the Hatch-Waxman Amendments and the seven-year orphan drug exclusivity period, as may be applicable.

Other U.S. Health Care Laws and Regulations

Manufacturing, sales, promotion and other activities following product approval may also be subject to regulation by other regulatory authorities in the United States in addition to the FDA, Depending on the nature of the product, those authorities may include the Centers for Medicare and Medicaid Services (CMS), other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency and state and local governments.

For example, in the United States, sales and marketing must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act, or ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and two of the five criminal healthcare fraud statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA. A person or entity no longer needs to have actual knowledge of these two provisions in the statute or specific intent to violate them; specifically with respect to the prohibition on executing or attempting to execute a scheme or artifice to defraud or to fraudulently obtain money or property of any health care benefit program and the prohibition on disposing of assets to enable a person to become eligible for Medicaid.. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. There also are federal transparency requirements under the Physician Payments Sunshine Act that require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests. Prescription drug and biologic products also must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act.

Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against Molecular for violation of these laws, even if Molecular successfully defends against it, could cause Molecular to incur significant legal expenses and divert Molecular’s management’s attention from the operation of Molecular’s business. Prohibitions or restrictions on sales or withdrawal of future products marketed by Molecular could materially affect Molecular’s business in an adverse way.

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

European Union Drug Development

In the European Union, Molecular’s future products also may be subject to extensive regulatory requirements. As in the United States, drugs and biologics, which are referred to collectively as medicinal products, can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Whether or not we obtain FDA approval for a drug candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. It is not yet clear how the United Kingdom’s withdrawal from the European Union, which took place on January 31, 2020, will affect the approval of medicinal products in the United Kingdom.

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

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Specifically, in April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in late 2020 or early 2021. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

European Union New Chemical Entity Exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

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

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The 10-year period of exclusivity may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the applicant consents to a second orphan medicinal product application; or
•	the applicant cannot supply enough orphan medicinal product.

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

If Molecular fails to comply with applicable foreign regulatory requirements, Molecular may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage, Pricing, and Reimbursement

Sales of Molecular’s products approved for marketing by the FDA and foreign regulatory authorities will depend, in part, on the extent to which Molecular’s products will be covered by third-party payors, such as government health programs, commercial insurance and managed care organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of Molecular’s products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require Molecular to provide scientific and clinical support for the use of Molecular’s products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The maximum amount that a manufacturer may charge a 340B covered entity for a given product is the AMP reduced by the rebate amount paid by the manufacturer to Medicaid for each unit of that product. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which Molecular receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and Molecular expects will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which Molecular receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our drug candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Molecular’s products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Health Care Reform in the U.S. and Potential Changes to Health Care Laws

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the US Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential administration and members of the US Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. For example, the Tax Cuts and Jobs Acts was enacted in 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. As noted above, a 2018 federal district court ruling struck down the Affordable Care Act in its entirety although the Fifth Circuit Court of Appeals recently limited it to the individual mandate and remanded the case to the district court to determine if other reforms not specifically related to the individual mandate or health insurance could be severed from the rest of the Affordable Care Act. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that affect health care expenditures. There has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products. Notably, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

U.S. Foreign Corrupt Practices Act

In general, the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, prohibits offering to pay, paying, promising to pay, or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business for or with, or in order to direct business to, any person. The prohibitions apply not only to payments made to “any foreign official,” but also those made to “any foreign political party or official thereof,” to “any candidate for foreign political office” or to any person, while knowing that all or a portion of the payment will be offered, given, or promised to anyone in any of the foregoing categories. “Foreign officials” under the FCPA include officers or employees of a department, agency, or instrumentality of a foreign government. The term “instrumentality” is broad and can include state-owned or state-controlled entities.

Importantly, United States authorities that enforce the FCPA, including the Department of Justice, deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. When we interact with foreign health care professionals and researchers in testing and marketing our products abroad, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations.

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

Many of Molecular’s competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than Molecular. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of Molecular’s competitors. Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with Molecular in recruiting and retaining top qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, Molecular’s programs.

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

•

Antibody-based products, including bi-specific antibodies, targeting HER2 in development include margetuximab (Macrogenics), MEDI4276 (AstraZeneca), FS102 (Bristol-Myers Squibb/F-star) and MCLA-128 (Merus).

•	Approved antibody-based products targeting PD-L1 include atezolizumab (Genentech/Roche) and avelumab (Merck KGaA/Pfizer).
•	Antibody-based products targeting PD-L1 in development include durvalumab (AstraZeneca), LY3300054 (Lilly) and BMS-936559 (Bristol-Myers Squibb).

Employees

At December 31, 2019, we had 151 full-time employees and 17 part-time and temporary employees, 126 of whom are engaged in research and development activities. None of Molecular’s employees are subject to a collective bargaining agreement. Molecular believes that Molecular has good relations with Molecular’s employees.

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

ITEM 1A.RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time may also significantly impair our business operations. Our business could be harmed by any of these risks. Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information contained in this Annual Report on Form 10-K, including our condensed consolidated financial statements and the related notes, before making any decision to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our prospects, financial condition, operating results and cash flows could be materially harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this Annual Report on Form 10-K, including our condensed consolidated financial statements and related notes.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $69.4 million for the year ended December 31, 2019. At December 31, 2019, we had an accumulated deficit of $164.1 million.

At December 31, 2019, we had cash, cash equivalents, and marketable securities of $126.6 million. In August 2017, we raised approximately $60.0 million though private placements of our common stock and warrants to purchase our common stock. In September 2018, we completed a public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. On December 21, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228975) with the U.S. Securities and Exchange Commission, or the SEC, which was automatically declared effective on February 13, 2019. In December 2018 we entered into the Sales Agreement with Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor acting as our agent. Under the Sales Agreement, Cantor may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement. In November 2019, we completed a public offering of 6,000,000 shares of common stock at an offering price of $8.00 per share and 250 shares of newly designated Series A convertible preferred stock at an offering price of $8,000.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 900,000 additional shares of common stock. We received net proceeds of approximately $53.4 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities.  Accordingly, we will need to raise substantial additional capital to continue to fund our operations.  The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.  Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our drug candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our drug candidates, including conducting clinical trials and providing general and administrative support for our operations.  To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes.  The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or grants.  Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk.  We expect losses to increase as we complete Phase I development and advance into Phase II development of our lead drug candidates.  We have not yet commenced pivotal clinical trials for any drug candidate and it may be several years, if ever, before we complete pivotal clinical trials and have a drug candidate approved for commercialization.  We expect to invest significant funds into the research and development of our current drug candidates to determine the potential to advance these drug candidates to regulatory approval.

If we obtain regulatory approval to market one or more products, our future revenue will depend upon the size of any markets in which our drug candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors and adequate market share for our drug candidates in those markets.  Even if we obtain adequate market share for one or more products, because the potential markets in which our drug candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our drug candidates;
•	continue efforts to discover or acquire via assignment or in-license new drug candidates;
•	undertake the manufacturing of our drug candidates or increase volumes manufactured by third parties;
•	advance our programs into larger, more expensive clinical trials;
•	initiate additional preclinical, clinical, or other trials or studies for our drug candidates;
•	seek regulatory and marketing approvals and reimbursement for our drug candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;
•	seek to identify, assess, acquire, and/or develop other drug candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	evaluate possible, or participate in actual, development partnerships with one or more third parties
•	seek to attract and retain skilled personnel; and
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

As of December 31, 2019, we had approximately $126 million of federal net operating loss carryforwards, of which $63 million will begin to expire in 2024, if not utilized, and the remaining $63 million of which can be carried forward indefinitely. Tax loss carryforwards that were created prior to December 31, 2017 expire through 2037, all tax loss carryforwards created after that date do not expire.  In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. The merger with Private Molecular (the “Merger”) resulted in an ownership change under Section 382 of the Code for us, and our pre-Merger NOL carryforwards and certain other tax attributes will be subject to limitation or elimination. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate such material weakness and to maintain effective internal control over financial reporting in the future, there could be an elevated possibility of a material misstatement, and such a misstatement could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of this report, we have identified a material weakness as of December 31, 2019 in our internal control over financial reporting related to our information technology general controls over systems that are relevant to our financial statements. As a result of the material weakness, our external auditors have issued an adverse opinion indicating that we have not maintained effective internal control over financial reporting as of December 31, 2019.

Our management team has taken action to begin to remediate the material weakness, primarily through improved processes, policies, training and skilled personnel, but we cannot be certain when the remediation will be completed. If we fail to fully remediate the material weakness or fail to maintain effective internal controls, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline. In future periods, we may identify additional deficiencies in our system of internal control over financial reporting during the course of our remediation efforts that may require additional work to address. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation. Moreover, any future disclosures of additional weaknesses, or errors as a result of those weaknesses, could result in could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price. For more information about this material weakness, see Item 9A, “Controls and Procedures”.

As of December 31, 2019, we became an “accelerated filer” and are therefore subject to the auditor attestation requirement in the assessment of our internal control over financial reporting.

Because the worldwide market value of our common stock held by non-affiliates exceeded $75 million (but was less than $700 million), as of the last business day of our fiscal quarter ended June 30, 2019, we are an “accelerated filer” as defined by SEC rule. We are not an “emerging growth company”. Therefore, we are now subject to the requirement that we include in this Annual Report on Form 10-K for the fiscal year ending December 31, 2019, the auditor’s attestation report on assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we do not have a sufficient history for us and our independent registered public accounting firm to test and evaluate our new processes and controls, we may be unable to obtain an unqualified attestation report from our independent registered public accounting firm required under Section 404 of the Sarbanes-Oxley Act. If our independent registered public accounting firm is not able to render an unqualified attestation, it could result in lost investor confidence in the accuracy, reliability, and completeness of our financial reports. We expect that our status as an accelerated filer and compliance with these increased requirements will require management to expend additional time while also condensing the time frame available to comply with certain requirements, which may further increase our legal and financial compliance costs.

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

We have no products approved for commercialization and have never generated any revenue.  Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our drug candidates.  We do not anticipate generating revenue from product sales for the foreseeable future.  Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and development of one or more of our drug candidates;
•	obtaining regulatory and marketing approvals for one or more of our drug candidates;
•	manufacturing one or more drug candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible;
•	marketing, launching and commercializing one or more drug candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	gaining market acceptance of one or more of our drug candidates as treatment options;
•	meeting our supply needs in sufficient quantities to meet market demand for our drug candidates, if approved;
•	addressing any competing products;
•	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	obtaining reimbursement or pricing for one or more of our drug candidates that supports profitability; and
•	attracting, hiring and retaining qualified personnel.

Even if one or more of the drug candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved drug candidate.  We also will have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturing organizations, or CMOs, in order to continue development and potential commercialization of our drug candidates.  For instance, if our costs of manufacturing our drug products are not commercially feasible, then we will need to develop or procure our drug products in a commercially feasible manner to successfully commercialize any future approved product, if any.  Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates. Future debt obligations may expose us to risks that could adversely affect our business, operating results and financial condition and may result in further dilution to our stockholders.

Unless and until we can generate a substantial amount of revenue from our drug candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings or collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. On December 21, 2018, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-228975) with the SEC, which was automatically declared effective on February 13, 2019. In December 2018 we entered into the Sales Agreement with Cantor, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50,000,000 from time to time through Cantor acting as our agent. Under the Sales Agreement, Cantor may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders.  Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring or paying dividends.  For instance, our term loan facility with Perceptive Credit Holdings II, LP limits additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug candidates or future revenue streams or grant licenses on terms that are not favorable to us.  We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of drug candidates to meet our projected plans.  If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any drug candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our drug candidates.

We also have historically received, and may receive in the future, funds from state or federal government grants for research and development.  The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under this section titled “—Risks Related to the Development of Our Drug candidates—Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of drug candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.”  Although we might apply for government contracts and grants in the future, we cannot assure that we will be successful in obtaining additional grants for any drug candidates or programs.

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

Risks Related to the Development of Our Drug Candidates

Manufacturing difficulties, disruptions or delays could limit supply of our drug candidates and adversely affect our clinical trials.

We completed the construction of our current good manufacturing practices, or cGMP, manufacturing facility during the second quarter of 2018 and we are developing the capability to manufacture drug candidates for use in the conduct of our clinical trials. We may not be able to manufacture drug candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug candidates.  We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply.

We plan to rely in part on third-party manufacturers, and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our drug candidates for our clinical trials and future regulatory approval.  We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our drug candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our drug candidates for our clinical trials, and, if approved, ultimately for commercial sale.

Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay or discontinuity in the supply of a drug candidate, or the raw materials or other material components in the manufacture of the drug candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our drug candidates, which would harm our business and results of operations.  We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our drug candidates and our current costs to manufacture our drug products may not be commercially feasible, and the actual cost to manufacture our drug candidates could materially and adversely affect the commercial viability of our drug candidates.  As a result, we may never be able to develop a commercially viable product.

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
•

following New Drug Application, or NDA, or Biologics License Application, or BLA, approval, a change in the manufacturing site could require additional approval from the U.S. Food and Drug Administration, or the FDA. This approval would require new testing and compliance inspections;

•	we may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any; and
•

as a drug candidate manufacturer, we are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other U.S. and corresponding foreign requirements, and we carry the risk of non-compliance with these regulations and standards.

For example, in December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases such as coronavirus, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers. Any disruption to our operations or the operations of our collaborators or suppliers would likely impact our drug development efforts, operating results, and our financial condition. The extent to which the coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.

Each of these risks could delay our clinical trials, the marketing approval, if any, of our drug candidates, or the commercialization of our drug candidates or result in higher costs or deprive us of potential product revenue.  In addition, we rely on third parties to perform release testing on our drug candidates prior to delivery to subjects in our clinical trials.  If these tests are not appropriately conducted and test data are not reliable, subjects in our clinical trials, or patients treated with our products, if any are approved in the future, could be put at risk of serious harm, which could result in product liability suits.

Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain or any of our drug candidates.

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

•	delays or failure in obtaining required institutional review board, or IRB, approval at each clinical trial site;
•	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
•	delays in recruiting or failure to recruit sufficient eligible volunteers or patients in our clinical trials;
•	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
•	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
•	subjects or patients withdrawing from our clinical trials;
•	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold;
•	occurrence of adverse events associated with our drug candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical trials of our drug candidates;
•

negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a drug candidate; and

•	delays in reaching agreement on acceptable terms with third-party manufacturers or an inability to manufacture sufficient quantities of our drug candidates for use in clinical trials.

Any inability to successfully complete clinical development and obtain regulatory approval for one or more of our drug candidates could result in additional costs to us or impair our ability to generate revenue.  In addition, if we make manufacturing or formulation changes to our drug candidates, we may need to conduct additional nonclinical studies and/or clinical trials to show that the results obtained from such new formulation are consistent with previous results obtained.  Clinical trial delays could also shorten any periods during which our drug candidates have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our drug candidates and may harm our business and results of operations.

Additionally, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for our drug candidates which would materially harm our business.

The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as engineered toxin bodies, or ETBs, is unproven and may never lead to marketable products.

The scientific discoveries that form the basis for our efforts to discover and develop our drug candidates are relatively recent.  To date, neither we nor any other company has received regulatory approval to market products utilizing ETBs.  The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited.  Successful development of ETB therapeutic products by us will require addressing a number of issues, including identifying appropriate receptor targets, screening for and selecting potent and safe ETB drug candidates, developing a commercially feasible manufacturing process, successfully completing all required preclinical studies and clinical trials, successfully implementing all other requirements that may be mandated by regulatory agencies from clinical development through post-marketing periods, ensuring intellectual property protection in any territory where an ETB product may be commercialized and commercializing an ETB product successfully in a competitive product landscape.  In addition, any drug candidates that we develop may not demonstrate in patients the biological or pharmacological properties ascribed to them in laboratory and preclinical testing, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.  If we do not successfully develop and commercialize one or more drug candidates based upon this scientific approach, we may not become profitable and the value of our common stock may decline.

Further, our focus on ETB technology for developing drug candidates as opposed to multiple, more proven technologies for drug development increases the risk associated with our business.  If we are not successful in developing an approved product using ETB technology, we may not be able to identify and successfully implement an alternative product development strategy.  In addition, work by other companies pursuing similar immunotoxin technologies may encounter setbacks and difficulties that regulators and investors may attribute to our drug candidates, whether appropriate or not.

We are heavily dependent on the success of our drug candidates, the most advanced of which is in the early stages of clinical development.  Our ETB therapeutic drug candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.  Some of our drug candidates have produced results in preclinical settings to date and we cannot give any assurance that we will generate data for any of our drug candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized. To date, no ETB products have been approved for marketing in the United States or elsewhere.

We have concentrated our research and development efforts to date on a limited number of drug candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications.  We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug candidates.  Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug candidates.  We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug candidate. We currently have one ETB drug candidate, MT-3724, with three active clinical trials:  one study is a phase I/II monotherapy study and two studies are phase IIa combination studies. A second ETB drug candidate, MT-5111, has one Phase I study, which was initiated in the third quarter of 2019. Our CD38 SLT-A fusion protein, TAK-169, developed in collaboration with Takeda, has one Phase I study, which was initiated in the fourth quarter of 2019, and the remainder of our drug candidates are in preclinical development.  MT-3724 has been administered in patients with non-Hodgkin’s lymphoma.  This is only one of the multiple indications for which we plan to develop this drug candidate.  There can be no assurance that we will not experience problems or delays in developing our drug candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, our clinical and preclinical data to date are not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent.  There can be no assurance that the data that we develop for our drug candidates in our planned indications will be sufficient to obtain regulatory approval.

None of our ETB drug candidates have advanced into a pivotal clinical trial for our proposed indications and it may be years before any such clinical trial is initiated and completed, if at all.  We are not permitted to market or promote any of our drug candidates before we receive regulatory approval from the FDA or a comparable foreign regulatory authority, and we may never receive such regulatory approval for any of our drug candidates.  We cannot be certain that any of our drug candidates will be successful in clinical trials or receive regulatory approval.  Further, our drug candidates may not receive regulatory approval even if they are successful in clinical trials.  If we do not receive regulatory approvals for our drug candidates, we may not be able to continue our operations.

Additionally, the FDA and comparable foreign regulatory authorities have relatively limited experience with ETB products.  No regulatory authority has granted approval to any person or entity, including us, to market or commercialize ETB drug candidates, which may increase the complexity, uncertainty and length of the regulatory approval process for our drug candidates.  If our ETB drug candidates fail to prove to be safe, effective or commercially viable, our drug candidate pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition or results of operations.

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency, or the EMA, and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a drug candidate, vary substantially according to the type, complexity, novelty and intended use and market of the drug candidate.  The regulatory approval process for novel drug candidates such as ETB drug candidates could be more expensive and take longer than for other, better known or more extensively studied drug candidates.  It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our drug candidates in either the United States or the European Union or elsewhere or how long it will take to commercialize our drug candidates, even if approved for marketing.  Approvals by the EMA and other regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa, and different or additional preclinical studies and clinical trials may be required to support regulatory approval in each respective jurisdiction.  Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a drug candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

We may have difficulty enrolling, or fail to enroll patients, in our clinical trials given the limited number of patients who have the diseases for which our drug candidates are being studied, which could delay or prevent clinical trials of our drug candidates.

Identifying and enrolling patients to participate in clinical trials of our ETB drug candidates is essential to our success.  The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our drug candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials.  For instance, the estimated incidence of non-Hodgkin’s lymphoma in the United States is 74,200 new cases and approximately 19,970 deaths were attributable to non-Hodgkin’s B-cell lymphomas in 2019. Patients must be diagnosed with relapsed or refractory B cell non-Hodgkin lymphoma to be considered as an eligible trial participant for our Phase II combination study of MT-3724 with GEMOX. We may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the drug candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials.  If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our drug candidates may be delayed.

If we experience delays in the completion of, or termination of, any clinical trials of our drug candidates, the commercial prospects of our drug candidates could be harmed, and our ability to generate product revenue from any of these drug candidates could be delayed or prevented.  In addition, any delays in completing our clinical trials would likely increase our overall costs, impair drug candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans.  Any of these occurrences may harm our business, financial condition, and prospects significantly.

Our drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our MT-3724 drug candidate has been studied in only a limited number of patients with a confirmed diagnosis of non-Hodgkin’s lymphoma, and the most common adverse event was anemia, diarrhea, nausea, stomatitis, asthenia, fatigue, peripheral edema, pyrexia, pneumonia, hypoalbuminemia, hypokalemia, arthralgia, myalgia, headache, insomnia, cough, dyspnea, rash or hypotension.

In addition to the side effects that are known to be associated with MT-3724, continued clinical trials could reveal higher incidence of side effects, or AEs, previously unknown side effects, and side effects with greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials.  There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug candidates for current and other indications.  Undesirable side effects and negative results for any of our drug candidates may negatively impact the development and potential for approval of our drug candidates for their proposed indications.

Additionally, even if one or more of our drug candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

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

•	we may be required to change the way such drug candidates are distributed or administered, or change the labeling of the drug candidates;
•	we may be subject to regulatory investigations and government enforcement actions;

•

the FDA or a comparable foreign regulatory authority may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the product;

•	we may decide to recall such drug candidates from the marketplace after they are approved;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of a drug candidate, even if approved, and could significantly harm our business, results of operations, and prospects.

Our ETB therapeutic approach is novel and negative public opinion and increased regulatory scrutiny of ETB-based therapies may damage public perception of the safety of our drug candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our drug candidates.

ETB therapy remains a novel technology, with no ETB therapy product approved to date in the United States or elsewhere worldwide.  Public perception may be influenced by claims that ETB therapy is unsafe, and ETB therapy may not gain the acceptance of the public or the medical community.  In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our drug candidates prescribing treatments that involve the use of one or more of our approved drug candidates in lieu of, or in addition to, existing treatments with which they may be familiar and for which more clinical data may be available.  More restrictive government regulations or negative public opinion regarding ETB-based drug candidates could have an adverse effect on our business, financial condition or results of operations and may delay or impair the development and commercialization of our drug candidates or demand for any products we may develop.  Serious adverse events in ETB clinical trials for our competitors’ products, even if not ultimately attributable to the relevant drug candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our drug candidates, stricter labeling requirements for those drug candidates that are approved and a decrease in demand for any such drug candidates.

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain.  Failure can occur at any time during the clinical development process.  Clinical trials may produce negative or inconclusive results, and we or any future collaboration partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of larger, later-stage controlled clinical trials.  Drug candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks or failure in subsequent clinical trials.  Our clinical trials to date have been conducted on a small number of patients in limited numbers of clinical trial sites for a limited number of indications.  We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development.  A number of companies in the biopharmaceutical industry have suffered significant setbacks or failure in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. In particular, no ETB-based drug candidates have been approved or commercialized in any jurisdiction, and the outcome of our preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

From time to time, we may publish or report interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We therefore do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our drug candidates.

We may use our financial and human resources to pursue a particular research program or drug candidate and fail to capitalize on programs or drug candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we may forego or delay pursuit of opportunities with certain programs or drug candidates or for other indications that later prove to have greater commercial potential.  Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities.  Our spending on current and future research and development programs and future drug candidates for specific indications may not yield any commercially viable products.  We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential drug candidates in indications with potentially large commercial markets.  If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through strategic collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate, or we may allocate internal resources to a drug candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.  If the use or misuse of our drug candidates harms patients or is perceived to harm patients even when such harm is unrelated to our drug candidates, we could be subject to costly and damaging product liability claims.  If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

The use or misuse of our drug candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims.  Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our drug candidates and approved products, if any.  There is a risk that our drug candidates may induce adverse events.  If we cannot successfully defend against product liability claims, we could incur substantial liability and costs.  Some of our ETB drug candidates have shown in clinical trials to induce adverse events, including anemia, diarrhea, nausea, stomatitis, asthenia, fatigue, peripheral edema, pyrexia, pneumonia, hypoalbuminemia, hypokalemia, arthralgia, myalgia, headache, insomnia, cough, dyspnea, rash, and hypotension, among others.  There is a risk that our future drug candidates may induce similar or more severe adverse events.  Patients with the diseases targeted by our drug candidates may already be in severe or advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks.  During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our drug candidates.  Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts.  Even in a circumstance in which an adverse event is unrelated to our drug candidates, the investigation into the circumstance may be time-consuming or inconclusive.  These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our drug candidates receive or maintain.  As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Although we have product liability insurance covering our clinical trials in the United States for up to $7.0 million per occurrence up to an aggregate limit of $7.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer.  We also will likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate.  If we obtain marketing approval for any of our drug candidates, we will need to expand our insurance coverage to include the sale of commercial products.  There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all.  We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage.  Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities.  An individual may bring a product liability claim against us alleging that one of our drug candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use.  Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties.  Claims also could be asserted under state consumer protection acts.  Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites or limitations on approved indications;
•	the inability to commercialize, or if commercialized, decreased demand for, our drug candidates;
•	if commercialized, product recalls, withdrawals of labeling, marketing or promotional restrictions or the need for product modification;
•	initiation of investigations by regulators;
•	loss of revenues;
•	substantial costs of litigation, including monetary awards to patients or other claimants;
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay;
•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
•	the diversion of management’s attention from our business; and
•	damage to our reputation and the reputation of our products and our technology.

Product liability claims may subject us to the foregoing and other risks, which could have a material adverse effect on our business, financial condition or results of operations.

Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.

The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture and sell our biological drug candidates would adversely impact our business and future results of operations.

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

Fluctuations in foreign currency exchange rates could result in changes in our reported financial results.

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our clinical trial sites, several of which are located in various countries outside of the United States. These clinical trial sites invoice us in the local currency of the site. As we expand internationally, our exposure to currency risks will increase. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect our revenues and expenses and could result in exchange losses in any given reporting period. We incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a currency other than the dollar, our functional currency, particularly in our arrangements for the purchase of supplies or licensing and collaboration agreements with partners outside of the United States. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits.  Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws of other countries in which we operate.

We have conducted and have ongoing studies in international locations, and may in the future initiate additional studies in countries other than the United States. Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their governments, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products, if approved, in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

Risks Related to Regulatory Approval of Our Drug Candidates and Other Legal Compliance Matters

A potential breakthrough therapy designation by the FDA for our drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

We may seek a breakthrough therapy designation from the FDA for one or more of our drug candidates.  A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of a clinical trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.  Drugs or biologic products designated as breakthrough therapies by the FDA could also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA.  Accordingly, even if we believe one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation.  In any event, the receipt of a breakthrough therapy designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional or other accelerated FDA procedures and does not assure ultimate approval by the FDA.  In addition, even if one or more of our drug candidates qualify and are designated as breakthrough therapies, the FDA may later decide that the drugs or biological products no longer meet the conditions for designation and the designation may be rescinded.

We may seek Fast Track designation for one or more of our drug candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a drug candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation.  If we seek Fast Track designation for a drug candidate, we may not receive it from the FDA.  However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame.  We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures.  In addition, the FDA may withdraw Fast Track designation if the designation is no longer supported by data from our clinical development program.  Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Even if we obtain regulatory approval for a product, we will remain subject to ongoing regulatory requirements. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.

If any of our drug candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and corresponding foreign regulatory manufacturing requirements.  As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, NDA or other marketing authorization application.

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the approved indicated uses for which the drug candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate.  In addition, if the FDA, EMA or a comparable foreign regulatory authority approves any of our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.  If our original marketing approval for a drug candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products.  An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

We must also comply with requirements concerning advertising and promotion for any of our drug candidates for which we hope to obtain marketing approval. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. If we are not able to comply with post-approval regulatory requirements, we could have marketing approval for any of our products withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

In addition, later discovery of previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or failure to comply with applicable regulatory requirements may result in a variety of risks. For example, a regulatory agency or enforcement authority may, among other things:

•	impose restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	impose requirements to conduct post-marketing studies or clinical trials;
•	issue warning or untitled letters if the regulator is the FDA, or comparable notice of violations from foreign regulatory authorities;
•	issue consent decrees, injunctions or impose civil or criminal penalties;
•	require the payment of fines, restitution or disgorgement of profits or revenues;
•	suspend or withdraw regulatory approval;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our CMOs’ facilities; or
•	require product seizure or detention, recalls or refuse to permit the import or export of products.

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

Our commercial success will depend upon attaining significant market acceptance of our drug candidates, if approved, among physicians, patients, third-party payors and other members of the medical community.

Even if we obtain regulatory approval for our drug candidates, the approved products may nonetheless fail to gain sufficient market acceptance among physicians, third-party payors, patients and other members of the medical community, which is critical to commercial success. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any drug candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments or competitive products;
•

perceptions by the medical community, physicians, and patients, regarding the safety and effectiveness of our products and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the size of the market for such drug candidate, based on the size of the patient subsets that we are targeting, in the territories for which we gain regulatory approval and have commercial rights;
•	the safety of the drug candidate as demonstrated through broad commercial distribution;
•	the ability to offer our drug candidates for sale at competitive prices;
•	the availability of adequate reimbursement and pricing for our products from governmental health programs and other third-party payors;
•	relative convenience and ease of administration compared to alternative treatments;
•	cost-effectiveness of our product relative to competing products;
•	the prevalence and severity of any side effects;

•	the adequacy of supply of our drug candidates;
•	the timing of any such marketing approval in relation to other product approvals;
•	any restrictions on concomitant use of other medications;
•	support from patient advocacy groups; and
•	the effectiveness of sales, marketing and distribution efforts by us and our licensees and distributors, if any.

If our drug candidates are approved but fail to achieve an adequate level of acceptance by key market participants, we will not be able to generate significant revenues, and we may not become or remain profitable, which may require us to seek additional financing.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our drug candidates may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of any drug candidate of ours that receives marketing approval in the future.

Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs.  For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Both members of Congress and President Trump have expressed an intention to repeal or repeal and replace the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. In addition, the Fifth Circuit Court of Appeals recently upheld a federal district court decision finding the individual insurance mandate in the ACA to be unconstitutional. The Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance, could be severed from the rest of the ACA so that the entire law would not be declared invalid. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the ACA will affect the implementation of that law and our business. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug candidates for which we obtain marketing approval, if any. Further, increased scrutiny by the US Congress of the FDA’s approval process for drugs and biological products may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. There also are a number of state and local legislative and regulatory efforts related to drug pricing, including drug price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business.

In addition, the Drug Supply Chain Security Act enacted in 2013 imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing, and that law is expected to be fully implemented over a ten-year period. Most recently, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on

“commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.  We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug candidates, may be or whether such changes will have any other impacts on our business.  In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or EU member state level may result in significant additional requirements or obstacles that may increase our operating costs.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, lower reimbursement and additional downward pressure on the price that we will receive for any approved product.  Any reduction in payments from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Our relationships with prescribers, purchasers, third-party payors and patients will be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Physicians, other health care providers and third-party payors will play a primary role in the recommendation, prescription and use of any drug candidates for which we obtain marketing approval. In the U.S., our future arrangements with such third parties may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our business or financial arrangements and relationships through which we market, sell and distribute any products for which we may obtain marketing approval. Restrictions under applicable domestic and foreign health care laws and regulations include but are not limited to the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase order or recommendation of a good or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the U.S. False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; actions may be brought by the government or a whistleblower and may include an assertion that a claim for payment by federal health care programs for items and services which results from a violation of the federal Anti-Kickback Statue constitutes a false or fraudulent claim for purposes of the False Claims Act;

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers;

•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act,” enacted as part of the ACA, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals (and, beginning in 2021, for transfers of value to other health care providers), as well as the ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•

analogous state and foreign laws that require pharmaceutical companies to track, report and disclose to the government and/or the public information related to payments, gifts, and other transfers of value or remuneration to physicians and other health care providers, marketing activities or expenditures, or product pricing or transparency information, or that require pharmaceutical companies to implement compliance programs that meet certain standards or to restrict or limit interactions between pharmaceutical manufacturers and members of the health care industry;

•

the U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal health care programs;

•

HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. If the FDA or a comparable foreign regulatory authority approves any of our drug candidates, we will be subject to an expanded number of these laws and regulations and will need to expend resources to develop and implement policies and processes to promote ongoing compliance. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations, resulting in government enforcement actions. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we may be subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data.

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, is subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause reputational harm, which could have a material adverse effect on our business.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches), federal and state consumer protection and employment laws; HIPAA and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number, and may change frequently and sometimes conflict. The European Union’s omnibus data protection law, the General Data Protection Regulation, or GDPR, took effect on May 25, 2018. The GDPR imposes numerous requirements on entities that process personal data in the context of an establishment in the European Economic Area, or EEA, or that process the personal data of data subjects who are located in the EEA. These requirements include, for example, establishing a basis for processing, providing notice to data subjects, developing procedures to vindicate expanded data subject rights, implementing appropriate technical and organizational measures to safeguard personal data, and complying with restrictions on the cross-border transfer of personal data from the EEA to countries that the European Union does not consider to have in place adequate data protection legislation, such as the United States. The GDPR additionally establishes heightened obligations for entities that process “special categories” of personal data, such as health data. Nearly all clinical trials involve the processing of these “special categories” of personal data, and thus processing of personal data collected during the course of clinical trials is subject to heightened protections under the GDPR. Violations of the GDPR can lead to penalties of up to $20 million or 4% of an entity’s annual turnover.

As a means to transfer personal data from the EEA to the US, US-based companies may certify compliance with the privacy principles of the EU-US Privacy Shield, or the Privacy Shield. Certification to the Privacy Shield, however, is not mandatory. If a US-based company does not certify compliance with the Privacy Shield, it may rely on other authorized mechanisms to transfer personal data. Notably, the Privacy Shield is currently subject to challenge in the EU courts, and it is possible that it will be invalidated, which was the fate of its predecessor, the EU-US Safe Harbor. In the event of invalidation of the Privacy Shield, US companies that currently rely on the Privacy Shield as the basis for cross-border transfer of personal data will need to establish another basis for cross-border transfer of personal data.

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information, or PHI, by health plans, certain health care clearinghouses and health care providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we may receive identifiable information from these entities. Failure to receive this information properly could subject us to HIPAA’s criminal penalties, which may include fines up to $250,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In addition, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which is effective January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and/or civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.

Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of drug candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

During the course of our development of our lead drug candidate, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT.  We entered our first CPRIT award grant contract, or the 2011 CPRIT Agreement, on December 1, 2011. On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program, or the 2018 CPRIT CD38 Agreement, which was extended in November 2019. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful.  Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•

require repayment of all or a portion of the grant proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas, failure to achieve certain milestones or to comply with terms relating to use of grant proceeds, or failure to comply with certain laws;

•	terminate agreements, in whole or in part, for any reason or no reason;
•	reduce or modify the government’s obligations under such agreements without the consent of the other party;
•	claim rights, including march-in and other intellectual property rights, in products and data developed under such agreements;
•	audit contract-related costs and fees, including allocated indirect costs;
•	suspend the contractor or grantee from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
•	impose the State of Texas or U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
•	impose the qualifications for the engagement of manufacturers, suppliers and other contractors as well as other criteria for reimbursements;
•	suspend or debar the contractor or grantee from doing future business with the government;
•	control and potentially prohibit the export of products;
•	pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions specific to government agreements; and
•

limit the government’s financial liability to amounts appropriated by the State of Texas on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for a program even after it has been funded for an initial period.

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future.  For example, under the terms of our 2018 CPRIT CD38 Agreement, we are required to pay CPRIT a percentage of our revenues from sales of products directly funded by CPRIT, or received from our licensees or sub licensees, at a percentage in the low to mid-single digits until the aggregate amount of such payments equals 400% of the funds we receive from CPRIT, and thereafter at a rate of one-half percent.

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

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials, including the components of our drug candidates and other hazardous compounds.  We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials.  In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal.  We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations; environmental damage resulting in costly clean-up; and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products.  Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials.  In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations.  Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent.  We cannot predict the impact of such changes and cannot be certain of our future compliance.  We do not currently carry biological or hazardous waste insurance coverage.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent our drug candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business rely, which could negatively impact our business.

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

Risks Related to Our Intellectual Property

Our ability to compete effectively may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future drug candidates and related processes for our developmental pipeline.

We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect our intellectual property related to our technologies and drug candidates.  Our commercial success and viability depend in large part on our and any current and potential future licensors or collaboration partners’ ability to obtain, maintain and enforce patent and other intellectual property protections in the United States, Europe and other countries worldwide with respect to our current and future proprietary technologies and drug candidates.  If we or our current or future licensors or  collaboration partners do not adequately protect such intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize drug candidates and delay or render impossible our achievement of profitability.

Our strategy and future prospects are based, in part, on our patent portfolio.  We and our current and future licensors or collaboration partners or licensees will best be able to protect our proprietary ETB technologies, drug candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, other regulatory exclusivities or effectively protected trade secrets, cover them.  We have sought to protect our proprietary position by filing in the United States and elsewhere patent applications related to our proprietary ETB technologies, drug candidates and methods of use that are important to our business.  This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain meaningful patent protection.

Intellectual property rights have limitations and do not necessarily address all potential threats to our competitive advantage.  Our ability to obtain patent protection for our proprietary technologies, drug candidates and their uses is uncertain, and the degree of future protection afforded by our intellectual property rights is uncertain due to a number of factors, including, but not limited to:

•	we or our current or future collaboration partners may not have been the first to make the inventions covered by pending patent applications or issued patents;
•	we or our current or future licensors or collaboration partners may not have been the first to file patent applications covering our ETB technology, drug candidates, compositions or their uses;
•	others may independently develop identical, similar or alternative methods, products, drug candidates or compositions and uses thereof;
•	we or our current or future licensors or collaboration partners’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•	any or all of our or our current or future licensors or collaboration partners’ pending patent applications may not result in issued patents;
•	we or our current or future licensors or collaboration partners may not seek or obtain patent protection in countries that may eventually provide us with a significant business opportunity;
•

any patents issued to us or our current or future licensors or collaboration partners may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by third parties;

•	we or our current or future licensors or collaboration partners’ products, drug candidates, compositions, methods or uses thereof may not be patentable;
•

others may design around our or our current or future licensors or collaboration partners’ patent claims to produce competitive products or uses which fall outside of the scope of our patents or other intellectual property rights;

•	others may identify prior art or other bases which could invalidate our or our current or future licensors or collaboration partners’ patents;
•

our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we or our current or future licensors or collaboration partners do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets; or

•	we or our current or future licensors or collaboration partners may not develop additional proprietary technologies or products that are patentable.

Further, the patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsettled.  The patent applications that we own or in-license may fail to result in issued patents with claims that cover our or our competitors’ drug candidates or their uses in the United States or in other countries.  There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application.  Even if patents do successfully issue, and even if such patents cover our drug candidates or their uses, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated.  Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our drug candidates or prevent others from designing around our claims.  Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We, independently or together with our collaboration partners, have filed several patent applications covering various aspects of our ETB technology, drug candidates and associated assays and uses.  We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties.  Any successful opposition or challenge to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any drug candidates that we may develop.  Further, if we encounter delays in regulatory approvals, the period of time during which we could market a drug candidate under patent protection could be reduced.

If we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection or data or market exclusivity for our drug candidates or their uses, we may not be able to compete effectively, and our business and results of operations would be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive.  In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States.  Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop our own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States.  These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions.  The legal systems of some countries, particularly some developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to healthcare, medicine, or biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally.  Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our resources, efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us.  We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.  Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may not have sufficient patent terms and regulatory exclusivity protections for our drug candidates to effectively protect our competitive position.

Patents have a limited term.  In the United States and most jurisdictions worldwide, the statutory expiration of a non-provisional patent is generally 20 years after it is first filed.  Although various extensions may be available, the life of a patent, and the protection it affords, is limited.  Even if patents covering our technologies, drug candidates and associated uses are obtained, once the patent’s life has expired, including for failure to pay maintenance fees or annuities, we may be open to competition from generic, biosimilar or biobetter medications.

Patent term extensions under the Hatch-Waxman Act in the United States, and regulatory extensions in Japan and certain other countries, and under Supplementary Protection Certificates in Europe, may be available to extend the patent or market or data exclusivity terms of our drug candidates depending on the timing and duration of the regulatory review process relative to patent term.  In addition, upon issuance of a United States patent, any patent term may be adjusted based on specified delays during patent prosecution caused by the applicant(s) or the United States Patent and Trademark Office, or the USPTO.  Although we will likely seek patent term extensions in the U.S. and in one or more foreign jurisdictions where available, we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long.  As a result, we may not be able to maintain exclusivity for our drug candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations and prospects.  If we do not have sufficient patent terms or regulatory exclusivity to protect our drug candidates, our business and results of operations will be adversely affected.

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

For our U.S. patent applications containing a claim not entitled to benefit or priority of a patent application filed before March 16, 2013, there is a greater level of uncertainty in the patent law.  On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law.  The Leahy-Smith Act includes a number of significant changes to U.S. patent law.  These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.  The USPTO has promulgated regulations and developed procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first inventor to file a provisional patent application, did not come into effect until March 16, 2013.  The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition or results of operations.

An important change introduced by the Leahy-Smith Act is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention.  A third party that filed or files a patent application in the USPTO after March 16, 2013 but before we file an application could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party.  This will require us to be cognizant going forward of the time from invention to filing of a patent application.  Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art.  Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our drug candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and new procedures providing opportunities for third parties to challenge any issued patent in the USPTO.  Included in these new procedures is a process known as inter partes review, or IPR, which has been generally used by many third parties to invalidate patents.  The IPR process is not limited to patents filed after the Leahy-Smith Act was enacted and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued or filed before March 16, 2013.  Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.  Accordingly, a third party may attempt to use the USPTO procedures, e.g., an IPR, to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a district court action.

We could be required to incur significant expenses to obtain our intellectual property rights, and we cannot ensure that we will obtain meaningful patent protection for our drug candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, it is also possible that we will fail to identify patentable aspects of further inventions made in the course of our development and commercialization activities before they are publicly disclosed, making it too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of a patent that covers an approved product where the permission for the commercial marketing or use of the product is the first permitted commercial marketing or use, and as long as the remaining term of the patent does not exceed 14 years. However, the applicable authorities, including the FDA in the United States, and any  regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Issued patents covering our ETB technologies, drug candidates and uses could be found invalid or unenforceable if challenged in a patent office or court.

Even if our or our current or future collaboration partners’ patents do successfully issue and even if such patents cover our drug candidates and methods of use, third parties may initiate interference, re-examination, post-grant review, IPR or derivation actions in the USPTO; may initiate third party oppositions in the European Patent Office, or EPO; or may initiate similar actions challenging the validity, enforceability or scope of such patents in other patent administrative proceedings worldwide, which may result in patent claims being narrowed or invalidated.  Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover competitive technologies, drug candidates or methods of use.  Further, if we initiate legal proceedings against a third party to enforce a patent covering our technologies, drug candidates or uses, the defendant could counterclaim that our relevant patent is invalid or unenforceable.  In patent litigation in the United States, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims.  Further, in the United States, a third party, including a licensee of one of our or our current or future collaboration partners’ patents, may initiate legal proceedings against us in which the third party challenges the validity, enforceability, or scope of our patent(s).

In administrative and court actions, grounds for a patent validity challenge may include alleged failures to meet any of several statutory requirements, including novelty, nonobviousness (or inventive step), clarity, adequate written description and enablement of the claimed invention.  Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the Examiner during prosecution in the USPTO or made a misleading statement during prosecution in the USPTO, the EPO or elsewhere.  Third parties also may raise similar claims before administrative bodies in the USPTO or the EPO, even outside the context of litigation.  The outcome following legal assertions of invalidity or unenforceability are unpredictable.  With respect to patent claim validity, for example, we cannot be certain that there is no invalidating prior art, of which we or the patent examiner was unaware during prosecution.  Further, we cannot be certain that all of the potentially relevant art relating to our patents and patent applications has been brought to the attention of every patent office.  If a defendant or other patent challenger were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least in part, and perhaps all, of the patent protection on our ETB technology, drug candidates and associated uses.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property rights, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

Competitors may infringe our patents or the patents of any of our future licensors.  If we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our drug candidates, the defendant could counterclaim that the patent covering our drug candidate is invalid and/or unenforceable.  In addition, a third party might initiate legal proceedings against us alleging that our patent covering one or more of our drug candidates is invalid and/or unenforceable.  Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness, adequate written description, clarity or enablement.  Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution.  The outcome following legal assertions of invalidity and unenforceability is unpredictable.

There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly, for example, such that they don’t cover our drug candidates, or decide that we do not have the right to stop the other party from using the claimed invention at issue on the grounds that our or our current or future collaboration partners’ patent claims do not cover the claimed invention.  Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property.  An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.  Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question.  In this case, we could ultimately be forced to cease use of such trademarks.

Even if we were to establish infringement of our patent rights by a third party, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.  There could also be public announcements of the results of hearings, motions or other interim proceedings or developments.  If securities analysts or investors perceive these results to be negative, it could adversely affect the market price of our common stock.  Moreover, there can be no assurance that we will have sufficient financial or other resources to file, pursue or maintain such infringement claims, which typically last for years before they are concluded and can involve substantial expenses.  Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority or inventorship of inventions with respect to our patents or patent applications or those of any of our future licensors.  An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party.  Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms.  Our defense of litigation, interference proceedings, or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees.  In addition, the uncertainties associated with litigation and administrative proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development partnerships that would help us bring our drug candidates to market.

If we are unable to protect the confidentiality of our trade secrets and know-how for our drug candidates or any future drug candidates, we may not be able to compete effectively in our proposed markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our drug candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents.  However, trade secrets can be difficult to protect.  We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, contractors and other third parties.  We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.  While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach.  In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

Although our current employment contracts provide for and we expect all of our employees and consultants to assign their inventions to us, and although all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information or technology are expected to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.  Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business, financial condition or results of operations.  Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating trade secrets.

Third-party claims of intellectual property infringement could result in costly litigation or other proceedings and may prevent or delay our development and commercialization efforts.

Our research and development activities and commercial success depends in part on our ability to develop, manufacture, market and sell our drug candidates and use our proprietary technology without infringing the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization.  We are currently not aware of U.S. or foreign patents or pending patent applications that are owned solely by one or more third parties and that cover our ETB drug candidates or therapeutic uses of those ETB drug candidates.  In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications.  If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications.  In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications.  If any patents or patent applications cover our drug candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our drug candidates, including MT-3724, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

It is also possible that we have failed to identify relevant third-party patents or applications.  For example, patent applications filed before November 29, 2000 and patent applications filed after that date, but that will not be filed outside the United States, remain confidential until the patent applications issue as patents.  Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to drug candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims.  We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology.  In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future drug candidate, or we may incorrectly conclude that a patent office or court would determine that a third-party patent is invalid, unenforceable or not infringed by our activities.  Additionally, pending patent applications that have been published can, subject to specified limitations, be later amended in a manner that could cover our technologies, our drug candidates or the use of our drug candidates.

There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding foreign patent offices.  Third parties own numerous U.S. and foreign issued patents and pending patent applications in the fields in which we are developing drug candidates.  As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug candidates may be subject to claims of infringement of the patent rights of third parties. Parties making patent infringement claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our drug candidates.  Defense of these claims, regardless of their merit, may involve substantial litigation expense and may require a substantial diversion of employee resources from our business.  In the event of a successful claim of patent infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Further, if we were to seek a license from the third-party holder of any applicable intellectual property rights, we may not be able to obtain the applicable license rights when needed or on reasonable terms, or at all. Some of our competitors may be able to sustain the costs of complex patent litigation or proceeding more effectively than us due to their substantially greater resources. The occurrence of any of the above events could prevent us from continuing to develop and commercialize one or more of our drug candidates and our business could materially suffer.

We may be unsuccessful in obtaining or maintaining third-party intellectual property rights necessary to develop our ETB technologies or to commercialize our drug candidates and associated methods of use through acquisitions and in-licenses.

Presently, we have intellectual property rights to our ETB technologies under patent applications that we own and to certain CD38 targeting antibody domains through our license agreements.  Because our programs may involve a range of ETB targets and antibody domains, which in the future may include targets and antibody domains that require the use of proprietary rights held by third parties, the growth of our business may likely depend in part on our ability to acquire, in-license or use these proprietary rights.  In addition, our drug candidates may require specific formulations or manufacturing technologies to work effectively and be manufactured efficiently, and these rights may be held by others.  We may be unable to acquire or in-license on reasonable terms any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify.  The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive.  These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us, and vice versa.  We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.  If we are unable to successfully obtain rights to third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

If we are unable to successfully obtain and maintain rights to required third-party intellectual property, we may have to abandon development of that drug candidate or pay additional amounts to the third-party, and our business and financial condition could suffer.

The patent protection and patent prosecution for some of our drug candidates may in the future be dependent on third parties.

While we normally seek to gain the right to fully prosecute the patent applications relating to our drug candidates, there may be times when certain patents or patent applications relating to our drug candidates, their uses or their manufacture may be controlled by our collaboration partners.  If any of our collaboration partners fail to appropriately or broadly prosecute patent applications and maintain patent protection of claims covering any of our drug candidates, their uses or their manufacture, our ability to develop and commercialize those drug candidates may be adversely affected and we may not be able to prevent competitors from making, using, importing, and selling competing products.  In addition, even where we now have the right to control patent prosecution of patent applications or the maintenance of patents we have licensed from third parties, presently or in the future, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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

We may be subject to claims that our employees, consultants or independent contractors wrongfully used or disclosed alleged confidential information of third parties or that our employees wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including potential competitors.  Although we have written agreements with these individuals, and although we make every effort to ensure that our employees, consultants and independent contractors do not use the proprietary information or intellectual property rights of others in their work for us, we may in the future be subject to claims that our employees, consultants or independent contractors wrongfully used or disclosed confidential information of third parties.  Litigation may be necessary to defend against these claims.  If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business.  Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and to foreign patent agencies in several stages over the lifetime of the patent, and periodic annuities are due to be paid for foreign patent applications in some foreign patent offices. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our drug candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials, manufacture our drug candidates and perform other services.  If these third parties do not successfully carry out their contractual duties, meet expected timelines or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our drug candidates when expected or at all, and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor and manage our ongoing clinical programs.  We rely on these parties for execution of clinical trials and we manage and control only some aspects of their activities.  We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.  We and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our drug candidates in clinical development.  If we, or any of our CROs or vendors, fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.  We cannot be assured that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical trials, comply with applicable requirements.  Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical trials, which would be costly and delay the regulatory approval process.

If any of our relationships with these third-party CROs terminates, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms.  In addition, our CROs may not prioritize our clinical trials relative to those of other customers, and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our drug candidates.  CROs also may involve higher costs than anticipated, which could negatively affect our financial condition and operations.

We completed the construction of our cGMP manufacturing facility during the second quarter of 2018 and we have developed the capability to manufacture drug candidates for use in the conduct of our clinical trials. We may not be able to manufacture drug candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug candidates.  We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply.  We plan to rely in part on third-party manufacturers, and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our drug candidates for our clinical trials and regulatory approval.  We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our drug candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our drug candidates for our clinical trials, and, if approved, ultimately for commercial sale.

Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a drug candidate to complete the trial, any significant delay or discontinuity in the supply of a drug candidate, or the raw materials or other material components in the manufacture of the drug candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our drug candidates, which would harm our business and results of operations.  We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our drug candidates and our current costs to manufacture our drug candidates may not be commercially feasible, and the actual cost to manufacture our drug candidates could materially and adversely affect the commercial viability of our drug candidates.  As a result, we may never be able to develop a commercially viable product.

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:

•

we may be unable to identify manufacturers to manufacture our drug candidates on acceptable terms or at all, because the number of qualified potential manufacturers is limited. Following BLA approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections;

•	our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•

our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our drug candidates;

•

drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards, and we do not have control over third-party manufacturers’ compliance with these regulations and standards;

•

if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our drug candidates; and

•	our third-party manufacturers could breach or terminate their agreements with us.

Each of these risks could delay our clinical trials, the approval, if any, of our drug candidates, or the commercialization of our drug candidates or result in higher costs or deprive us of potential product revenue.  In addition, we rely on third parties to perform release testing on our drug candidates prior to delivery to subjects in our clinical trials.  If these tests are not appropriately conducted and test data are not reliable, subjects in our clinical trials, or patients treated with our drug candidates, if any are approved in the future, could be put at risk of serious harm, which could result in product liability suits.

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

Under the License Agreement, we granted Takeda an exclusive license to co-develop one or more licensed products, meaning any product that incorporates or is comprised of one or more of the CD38 SLT-A fusion proteins, up to and including Phase Ia clinical trials, and thereafter we would have an option to continue to co-develop the licensed products.  We exercised our co-development option in July 2019 and may elect to end our co-development by providing Takeda with written notice of termination of the co-development. In the event we elect to end the co-development, we will be subject to reduced payments and royalty rates as set forth more specifically in the License Agreement.

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

Under the terms of the License Agreement, we will receive payments and royalties upon reaching certain defined milestones. We may not reach any of the milestones that trigger a payment or royalties under the License Agreement and we are subject to reduced payments and royalty rates if we elect to end our co-development. We are also subject to royalty reductions if there exists a biosimilar product or generic product being sold by a third party. Following the exercise of our option to co-develop the licensed products, we have become responsible for sharing co-development costs with Takeda.  We cannot predict these costs and it is possible that if we cannot afford these costs in the future, we may have to terminate the License Agreement and could be subject to lower milestone and royalty payments, which could harm our business.

Takeda may elect to terminate the License Agreement for convenience upon 90 days prior written notice. Takeda also maintains the right to terminate the License Agreement in connection with our material breach and our insolvency. Takeda reserves certain rights, such as to undertake any not yet completed early stage program activities to be conducted by us, solely and exclusively, upon any change in control of us.  If Takeda terminates the License Agreement, it will result in a delay in or could prevent us from further developing or commercializing the CD38 SLT-A fusion proteins, and will delay and could prevent us from obtaining revenues for this drug candidate.

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

We have entered into a Master Collaboration Agreement (“ Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) and, pursuant to the terms of that agreement, could become dependent on Vertex for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products for novel targeted biologic therapies.

In November 2019, we entered into the Vertex Collaboration Agreement, pursuant to which we agreed to leverage our ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology. Pursuant to the terms of the Vertex Collaboration Agreement, we granted Vertex an exclusive option to obtain an exclusive license to exploit one or more ETB drug candidates that are discovered by us against up to two designated targets. Vertex has selected an initial target and has the option to designate one additional target within specified time limits.

Under the Vertex Collaboration Agreement, Vertex paid us an upfront payment of $38 million, consisting of $23 million in cash and a $15 million equity investment pursuant to a Share Purchase Agreement. In addition to the upfront payments, we may also receive an additional $22 million through the exercise of the options to license ETB drug candidates or to add an additional target. We are required to provide, and Vertex will reimburse us for, certain mutually agreed manufacturing technology transfer activities. Vertex may never choose to exercise its option and we cannot predict whether Vertex will, if ever, exercise its option.

We may, for each target under the Vertex Collaboration Agreement, receive up to an additional $180 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $70 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive, subject to certain reductions, tiered mid-single digit royalties as percentages of calendar year net sales, if any, on any licensed ETB product. The milestones that trigger a payment or royalties under the Vertex Collaboration Agreement may never be reached and failure to do so could harm our business and financial condition.

We will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise by Vertex of its option for a development candidate, Vertex will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate. We cannot control whether Vertex will devote sufficient attention and resources to this collaboration or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the licensed ETB drug candidates, Vertex may elect not to proceed with the commercialization of the resulting product in one or more countries.

Unless earlier terminated, the Vertex Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis on the date of expiration of all payment obligations under the Vertex Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the expiration of all payment obligations thereunder with respect to all licensed products in all countries or upon Vertex’s decision not to exercise any option on or prior to the applicable deadlines. Vertex has the right to terminate the Vertex Collaboration Agreement for convenience upon prior written notice to Company. Either party has the right to terminate the Vertex Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. If Vertex terminates the Vertex Collaboration Agreement, it will result in a delay in or could prevent us from further developing or commercializing products directed to these targets, and will delay and could prevent us from obtaining revenues for such product. Further, disputes may arise between us and Vertex, which may delay or cause the termination of this collaboration, result in significant litigation, cause Vertex to act in a manner that is not in our best interest, or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of product directed to these new targets ourselves, we may have to curtail or abandon that development or commercialization, which could harm our business.

We depend on third parties and intend to continue to license or collaborate with third parties and may be unable to realize the potential benefits of any collaboration.

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. In addition to the License Agreement and the Collaboration Agreement, we have multi-target research and development collaborations ongoing with Takeda and expect to seek to collaborate with other partners in the future. Even if we are successful in entering into one or more additional collaborations with respect to the development and/or commercialization of one or more drug candidates, there is no guarantee that any of these collaborations will be successful.  We believe collaborations allow us to leverage our resources and technologies and we anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partner. Collaborations may pose a number of risks, including the following:

•

collaboration partners often have significant discretion in determining the efforts and resources that they will apply to the collaboration, and may not commit sufficient resources to the development, marketing or commercialization of the product or products that are subject to the collaboration;

•

collaboration partners may not perform their obligations as expected or may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner;

•

any such collaboration may significantly limit our share of potential future profits from the associated program, and may require us to relinquish potentially valuable rights to our current drug candidates, potential products or proprietary technologies or grant licenses on terms that are not favorable to us;

•

collaboration partners may cease to devote resources to the development or commercialization of our drug candidates if the collaboration partners view our drug candidates as competitive with their own products or drug candidates;

•

disagreements with collaboration partners, including disagreements over proprietary rights, contract interpretation or the course of development, might cause delays or termination of the development or commercialization of drug candidates, and might result in legal proceedings, which would be time consuming, distracting and expensive;

•

collaboration partners may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

•	collaboration partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•	the collaborations may not result in us achieving revenues sufficient to justify such transactions;
•	by entering into certain collaborations, we may forego opportunities to collaborate with other third parties who do not wish to be associated with our existing third-party strategic partners; and
•	collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of the applicable drug candidate.

There can be no assurance that we will be successful in establishing collaborative arrangements on acceptable terms or at all, that collaborative partners will not terminate funding before the completion of projects, that our collaborative arrangements will result in successful product commercialization, or that we will derive any revenues from such arrangements. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Additionally, the negotiation, documentation and implementation of collaborative arrangements are complex and time-consuming. Our discussions with potential collaborators may not lead to new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property rights.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract.  In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we have and expect to continue periodically to enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions.  With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to our drug candidates, processes or services made, used, or performed pursuant to the agreements, and from claims arising from our or our sublicensees’ exercise of rights under the agreement.  With respect to our collaboration agreements, we indemnify our collaboration partners from any third-party product liability claims that could result from the production or use of the drug candidate, as well as for alleged infringements of any patent or other intellectual property right owned by a third party.  With respect to consultants, we often indemnify them from claims arising from the good faith performance of their services.

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

Risks Related to Commercialization of Our Drug Candidates

We currently have limited marketing and sales experience.  If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate any revenue.

Although some of our employees may have marketed, launched and sold other pharmaceutical products in the past while employed at other companies, we have no experience selling and marketing our drug candidates, and we currently have no marketing or sales organization.  To successfully commercialize any products that may result from our development programs, we will need to find one or more collaboration partners to commercialize our products or invest in and develop these capabilities, either on our own or with others, which would be expensive, difficult and time consuming.  Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for success of our products.

If commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs and we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.  We may be competing with companies that currently have extensive and well-funded marketing and sales operations, particularly in the markets our drug candidates are intended to address.  Without appropriate capabilities, whether directly or through third-party collaboration partners, we may be unable to compete successfully against these more established companies.

We may attempt to form additional collaborations in the future with respect to our drug candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans.

We may attempt to form strategic collaborations, create joint ventures or enter into licensing arrangements with third parties with respect to our programs in addition to those that we currently have that we believe will complement or augment our existing business.  We may face significant competition in seeking appropriate strategic collaboration partners, and the negotiation process to secure appropriate terms is time consuming and complex.  We may not be successful in our efforts to establish such a strategic collaboration for any drug candidates and programs on terms that are acceptable, or at all.  This may be because our drug candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, the competitive or intellectual property landscape may be viewed as too intense or risky, and/or third parties may not view our drug candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile.

Any delays in identifying suitable collaboration partners and entering into agreements to develop and/or commercialize our drug candidates could delay the development or commercialization of our drug candidates, which may reduce their competitiveness even if they reach the market.  Absent a strategic collaborator, we would need to undertake development and/or commercialization activities at our own expense.  If we elect to fund and undertake development and/or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all.  If we are unable to do so, we may not be able to develop our drug candidates or bring them to market and our business may be materially and adversely affected.

If the market opportunities for our drug candidates are smaller than we believe they are, we may not meet our revenue expectations and, even if a drug candidate receives marketing approval, our business may suffer.  Because the patient populations in the market for our drug candidates may be small, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.

Our estimates for the addressable patient population and our estimates for the prices we can charge for our drug candidates may differ significantly from the actual market addressable by our drug candidates.  For instance, our Phase II combination study of MT-3724 with GEMOX is focused on non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s B-cell lymphoma is 74,200 new cases and approximately 19,970 deaths were attributable to the disease in the United States in 2019, only a subset of which may benefit from treatment with MT-3724.  Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on our beliefs and estimates.  These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect.  Further, new studies may change the estimated incidence or prevalence of these diseases.  The number of patients may turn out to be lower than expected.  Additionally, while we believe that the data in our Phase II clinical trials for MT-3724 will be supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications. Similarly, the potentially addressable patient population for each of our drug candidates may be limited or may not be amenable to treatment with our drug candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition and our competitors may discover, develop or commercialize drugs faster or more successfully than we do.

The development and commercialization of new drug products is highly competitive.  We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-3724 and the other drug candidates that we may seek to develop or commercialize in the future.  We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Genentech, Bayer, Takeda, AbbVie,  Seattle Genetics, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, ADC Therapeutics, Bluebird Bio, Gilead, ZymeWorks, Forty Seven, GlaxoSmithKline, and F-Star.  Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than MT-3724 or any other drug candidates that we are currently developing or that we may develop, which could render our drug candidates obsolete and noncompetitive.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market.  Third-party payors, including governmental and private insurers, also may encourage the use of generic products.  For example, if MT-3724 is ultimately approved, it may be priced at a significant premium over other competitive products.  This may make it difficult for MT-3724 or any other future drugs to compete with these products.  Failure of MT-3724 or other drug candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

The commercial success of any of our current or future drug candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our drugs will depend in part on the health care providers, patients and third-party payors accepting our drug candidates as medically useful, cost-effective and safe.  Any product that we bring to the market may not gain market acceptance by physicians, patients and third-party payors.  The degree of market acceptance of any of our drugs will depend on a number of factors, including but not limited to:

•	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;
•	the prevalence and severity of the disease and any side effects of the product;
•	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;
•	the convenience and ease of administration of the product;
•	the cost of treatment;
•	the willingness of the patients and physicians to accept these therapies;
•	the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend these therapies to patients based on such risks and benefits;
•	the marketing, sales and distribution support for the product;
•	the publicity concerning our drugs or competing products and treatments; and
•	the pricing and availability of third-party insurance coverage and reimbursement.

Even if a product displays a favorable efficacy and safety profile upon approval, market acceptance of the product remains uncertain.  Efforts to educate the medical community and third-party payors on the benefits of the drugs may require significant investment and resources and may never be successful.  If our drugs fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and other health care providers, we will not be able to generate sufficient revenue to become or remain profitable.

We may not be successful in any efforts to identify, license, discover, develop or commercialize additional drug candidates.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of our existing drug candidates, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional drug candidates.  Research programs to identify new drug candidates require substantial technical, financial and human resources.  We may focus our efforts and resources on potential programs or drug candidates that ultimately prove to be unsuccessful.  Our research programs or licensing efforts may fail to yield additional drug candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential drug candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover additional drug candidates;
•	our drug candidates may not succeed in preclinical or clinical testing;
•	our drug candidates may be shown to have harmful side effects or may have other characteristics that may make them unmarketable or unlikely to receive marketing approval;
•	competitors may develop alternatives that render our drug candidates obsolete or less attractive;
•	drug candidates we develop may be covered by third parties’ patents or other exclusive rights;
•	the market for a drug candidate may change during our program so that such a drug candidate may become unreasonable to continue to develop;
•	a drug candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a drug candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, license, discover, develop or commercialize additional drug candidates, which would have a material adverse effect on our business, financial condition or results of operations and could potentially cause us to cease operations.

Failure to obtain or maintain adequate reimbursement or insurance coverage for drugs, if any, could limit our ability to market those drugs and decrease our ability to generate revenue.

The pricing, coverage, and reimbursement of our approved drugs, if any, must be sufficient to support our commercial efforts and other development programs, and the availability and adequacy of coverage and reimbursement by third-party payors, including governmental and private insurers, are essential for most patients to be able to afford medical treatments.  Sales of our approved drugs, if any, will depend substantially, both domestically and abroad, on the extent to which the costs of our approved drugs, if any, will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government payors and private payors.  If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide drugs for free or we may not be able to successfully commercialize our drugs.

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved drugs.  In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare and Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare.  Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree.  It is difficult to predict what CMS will decide with respect to reimbursement for novel drug candidates such as ours and what reimbursement codes our drug candidates may receive if approved.

Outside the United States, international operations are generally subject to extensive governmental price controls and other price-restrictive regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of drugs.  In many countries, the prices of drugs are subject to varying price control mechanisms as part of national health systems.  Price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drugs, if any.  Accordingly, in markets outside the United States, the potential revenue may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our drugs, if any.  We expect to experience pricing pressures in connection with drugs due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes.  The downward pressure on healthcare costs in general, and prescription drugs in particular, has and is expected to continue to increase in the future.  As a result, profitability of our drugs, if any, may be more difficult to achieve even if any of them receive regulatory approval.

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

The market price of our common stock could be subject to significant fluctuations.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile.  Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-3724 or other drug candidates, and delays or failures to obtain such approvals;
•	failure of any of our drug candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our drug candidates;
•	any inability to obtain adequate supply of our drug candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;

•	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business or stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	the trading volume of our common stock;
•

the issuance of additional shares of our preferred stock or common stock, or the perception that such issuances may occur, including through our “at-the-market” offering program or any sales of our preferred stock or common stock by our stockholders in the future;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to ETB drugs generally, including with respect to other drugs and potential drugs in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential drugs;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  As of December 31, 2019, a total of 45,589,157 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Future sales and issuances of our common stock, securities convertible into common stock, or rights to purchase common stock, including pursuant to our equity incentive plans, the Sales Agreement with Cantor, or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2018 Equity Incentive Plan, or the 2018 Plan, we are authorized and have available to grant equity awards to our employees, directors and consultants shares of our common stock reserved for issuance pursuant to the 2018 Plan which includes potential forfeitures and cancellations of outstanding stock options from the 2004 Equity Incentive Plan, the 2009 Equity Incentive Plan, and 2014 Equity Incentive Plan. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

Pursuant to the Sales Agreement with Cantor, we may offer and sell up to $50,000,000 of our common stock from time to time through Cantor as our sales agent. Sales of the shares of our common stock, if any, may be made by any means permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cantor. To date, we have not sold any shares of our common stock under the Sales Agreement. Whether we choose to effect future sales under the Sales Agreement will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital. The issuance from time to time of these new shares of common stock under the Sales Agreement or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

We have broad discretion in the use of our cash reserves and may not use these reserves effectively or as anticipated by stockholders.

We have broad discretion over the use of our cash reserves, including the proceeds from our previous financings, including from the sale of shares of common stock under the Sales Agreement and from our public offering in November 2019.  Our stockholders may not agree with our decisions, and our use of these funds may not improve our results of operations or enhance the value of our common stock.  Our failure to apply these funds effectively could compromise our ability to pursue our growth strategy, result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our drug candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for us. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our common stock.

We may incur significant costs from class action litigation due to our expected stock volatility.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of future collaboration partners or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies.

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

We can issue and have issued shares of preferred stock, which may adversely affect the rights of holders of our common stock.

Our amended and restated Certificate of Incorporation authorizes us to issue up to 2,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;
•	make it more difficult for a third party to gain control of us;
•	discourage bids for our common stock at a premium;
•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or
•	otherwise adversely affect the market price or our common stock.

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

As a public company listed on The Nasdaq Capital Market, and particularly after we cease to be a “smaller reporting company”, and/or an accelerated filer, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company or as a public company prior to the loss of such specified statuses. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct, each of which requires additional attention and effort of management and our board of directors and additional costs.

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

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2019, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 50% of our outstanding shares of common stock.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are highly dependent on Eric E. Poma, Ph.D., our Chief Executive Officer and Chief Scientific Officer, the loss of whose services may adversely impact the achievement of our objectives.  Dr. Poma could leave our employment at any time, as he is an “at will” employee.  Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be crucial to our success.  There is currently a shortage of highly qualified personnel in our industry, which is likely to continue.  Additionally, this shortage of highly qualified personnel is particularly acute in the area where we are located.  As a result, competition for personnel is intense and the turnover rate can be high.  We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets.  In addition, failure to succeed in development and commercialization of our drug candidates may make it more challenging to recruit and retain qualified personnel.  The inability to recruit and retain qualified personnel, or the loss of the services of Dr. Poma may impede the progress of our research, development and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.

We will need to continue to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

At December 31, 2019, we had 151 full-time employees and 17 part-time and temporary employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy.  Our future financial performance and our ability to commercialize drug candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems.  In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and we also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.

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

The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world.  As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect any such disruption or security breach, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy.  For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, the loss of data from clinical trials for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation.  Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In October 2016, Molecular entered into a facility lease agreement for approximately 18,000 square feet of office and laboratory space in Austin, Texas, which serves as our corporate headquarters. The lease was initially set to expire in May 2022. In January 2017, Molecular entered into a first amendment to the lease to add an additional approximately 4,000 square feet, consisting mostly of laboratory space. In March 2017, Molecular entered into a second amendment to the lease to add an additional approximately 11,000 square feet of office and laboratory space. In June 2017, Molecular entered into a third amendment to the lease to set the Lease Commencement Date as such term is defined therein and provided that the term of Molecular’s lease for the Austin, TX space expires August 2023.  The lease has an option to renew for one additional five-year period at our discretion.

In January 2019, the Company entered into a sublease agreement for an additional 57,000 square feet of administrative office and R&D space in Austin, Texas. The sublease commenced March 2019, expires August 2028 and does not contain an option to renew.

We also lease one property for use as office space of approximately 10,000 square feet in Jersey City, New Jersey under a lease, as amended, expiring in January 2023. The lease has an option to renew for one additional five-year period at our discretion.

We believe substantially all of our property and equipment is in good condition and that Molecular has sufficient capacity to meet its current operational needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities.  Although the results of the litigation and claims cannot be predicted with certainty, as of the date of this report, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

There were approximately 45,647,884 holders of record of our common stock as of March 12, 2020.  On March 12, 2020, the last reported sales price per share of our common stock was $11.40 per share.

Unregistered Sales of Equity Securities

In connection with the Collaboration Agreement with Vertex the company entered into a share purchase agreement pursuant to which Vertex agreed to purchase 1,666,666 shares of Company’s common stock, par value $0.001 per share, at a price per share of $9.00 for aggregate proceeds of $14,999,994. The issuance of these shares was pursuant to a private placement exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. We plan to use the proceeds from the sale of these shares to fund our ongoing clinical studies and for working capital and other general corporate purposes.

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

Overview

Molecular Templates is a clinical-stage company focused on the discovery and development of targeted biologic therapeutics. Our proprietary drug platform technology, known as engineered toxin bodies, or ETBs, leverages the resident biology of a genetically engineered form of Shiga-like Toxin A subunit to create novel therapies with potent and differentiated mechanisms of action for cancer and other serious diseases.

Business

ETBs use a genetically engineered version of the SLTA. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In our scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer and other serious diseases.

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

ETBs have a differentiated mechanism of cell kill in cancer therapeutics (the inhibition of protein synthesis via ribosome destruction), and we have preclinical and clinical data demonstrating the utility of these molecules in chemotherapy-refractory cancers. ETBs have shown good safety data in multiple animal models as well as in our clinical studies to date. We believe the target specificity of ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profile provide opportunities for the clinical development of these agents to address multiple cancer types.

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

Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in multiple Phase II studies. The dose escalation portion of its first Phase I clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated in the fourth quarter of 2017. Results of the Phase I/Ib study were presented at the American Society of Hematology (ASH) Annual Meeting, December 7-10, 2019 in Orlando, FL. Of the 13 serum rituximab negative (RTX-neg) DLBCL or mixed DLBCL/FL subjects, 5 responded (38% objective response rate) across the range of 5 to 100 μg/kg doses. Of the 5 responses, 2 were complete responses (CRs) and 3 were partial responses (PRs).  Three patients had stable disease (including 2 patients with 49% and 47% tumor reductions) and 5 patients had progressive disease. Of the 5 serum RTX-neg subjects with DLBCL who received MT-3724 at 50 μg/kg, the maximum tolerated dose (MTD), 3 responded (2 CRs, 1 PR).

In the first quarter of 2019, we initiated a Phase II monotherapy study with MT-3724, which has the potential to be a pivotal study. We have also initiated a Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin) in earlier lines of DLBCL and a second Phase II combination study with MT-3724 and Revlimid® (lenalidomide) in earlier lines of DLBCL.  The combination study with lenalidomide has demonstrated preliminary evidence of tolerability and efficacy with lenalidomide at standard doses and MT-3724 at 10 μg/kg. MT-3724 dosing at higher doses with lenalidomide is ongoing. The combination study with GemOx has demonstrated preliminary evidence of efficacy but grade 2 innate immune adverse effects were seen with standard doses of gemcitabine and oxaliplatin and 10 μg/kg doses of MT-3724. The study protocol has been amended to include a revised schedule where MT-3724 dosing is initially sequenced with GemOx dosing. We expect to provide updates on all three Phase II studies of MT-3724 throughout 2020.

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing patients in a Phase I study of MT-5111 in the fourth quarter of 2019. We anticipate providing updates on this study throughout 2020. Takeda filed an IND for TAK-169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019. Phase I dosing for TAK-169 began in the first quarter of 2020. We anticipate starting a Phase I study for our ETB targeting PD-L1 in the second half of 2020.

We have built up multiple core competencies around the creation and development of ETBs. We developed the ETB technology in-house and continue to make iterative improvements in the scaffold and identify new uses of the technology. We also developed the proprietary process for manufacturing ETBs under Current Good Manufacturing Process, or cGMP standards and continue to make improvements to its manufacturing processes.

We have conducted multiple cGMP manufacturing runs with our lead compound and believe this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

Collaboration Agreements

Takeda Pharmaceuticals

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019 for evaluation by Takeda. Under the terms of the agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that may result from this collaboration, including MT-4019. We were entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the Takeda Collaboration Agreement. To date, we have received the $2.0 million under this Takeda Collaboration Agreement.

In connection with the Takeda Collaboration Agreement, we entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018 that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, we were entitled to receive up to $2.2 million in compensation. To date we have received the $2.2 million under the Takeda Individual Project Agreement.

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

Pursuant to the License Agreement, Takeda made an upfront payment of $30.0 million to us. In addition to the upfront fee, with the exercise of our co-development option and funding of our share of development costs, we may receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325.0 million in milestone payments upon the achievement of certain sales milestone events. If we do not continue our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175.0 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we exercise our option to co-develop, and from high-single digits to low teens if we do not exercise its option to co-develop.

In July 2019, we exercised our co-development option and the agreed upon collaboration budget was increased to cover additional research and development activities whereby both parties will continue to cost share. The parties will share in co-development costs in accordance with the terms of the License Agreement, and Takeda will be responsible for all costs incurred commercializing the Licensed Products.

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

We received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of December 31, 2019, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

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

Vertex Pharmaceuticals

On November 18, 2019, we entered into a Master Collaboration Agreement (“Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), in which the parties agreed to enter into a strategic research collaboration to leverage the Company’s ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology.

Pursuant to the Vertex Collaboration Agreement, Vertex will pay the Company an upfront payment of $38.0 million, consisting of $23.0 million in cash and a $15.0 million equity investment pursuant to a Share Purchase Agreement (the “SPA”), described further below. In addition to the upfront payments, the Company may also receive an additional $22.0 million through the exercise of the options to license ETB products or to add an additional target. The Company shall provide, and Vertex will reimburse the Company for, certain mutually agreed manufacturing technology transfer activities.

The Company may, for each target under the Vertex Collaboration Agreement, receive up to an additional $180.0 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $70.0 million in milestone payments upon the achievement of certain sales milestone events. The Company will also be entitled to receive, subject to certain reductions, tiered mid-single digit royalties as percentages of calendar year net sales, if any, on any licensed product.

The Company will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise by Vertex of its option for a development candidate, Vertex will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate. In connection with the Vertex Collaboration Agreement, the Company and Vertex will enter into the SPA pursuant to which Vertex agreed to purchase 1,666,666 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $9.00. The issuance of these shares shall be pursuant to a private placement exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

For more information concerning our collaboration agreements, refer to Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the years ended December 31, 2019, included in this Annual Report on Form 10-K.

Grant Agreements

CPRIT Grant Contract

In September 2018, we entered into a Cancer Research Grant Contract (the “CD38 CPRIT Agreement”) with CPRIT, which was extended in November 2019, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CD38 CPRIT Agreement, we may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the CD38 CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CD38 CPRIT Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements.

In 2011, Private Molecular was awarded a $10.6 million product development grant from CPRIT for its CD20 targeting ETB MT-3724.

Subject to the terms of the CD38 CPRIT Agreement, full ownership of any CPRIT funded technology and CPRIT funded intellectual property rights developed pursuant to the CD38 CPRIT Agreement will be retained by us, our Collaborators (as defined in the CD38 CPRIT Agreement) and, to the extent applicable, any participating third party (the “Project Results”). With respect to any Project Results, we agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license, solely for academic, research and other non-commercial purposes, under the Project Results and to exploit any necessary additional intellectual property rights, subject to certain exclusions.

We will pay to CPRIT, during the term of the CD38 CPRIT Agreement, certain payments equal to a percentage of revenue ranging from the low- to mid-single digits. These payments will continue up to and until CPRIT receives an aggregate amount of 400% of the sum of all monies paid to us by CPRIT under the CD38 CPRIT Agreement. If we are required to obtain a license from a third party to sell any such product, the revenue sharing percentages may be reduced. In addition, once we pay CPRIT 400% of the monies we have received under the CD38 CPRIT Agreement, we will continue to pay CPRIT a revenue-sharing percentage of 0.5%.

The CD38 CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) November 30, 2019 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CD38 CPRIT Agreement) by us, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CD38 CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by us for convenience. CPRIT may approve a no cost extension for the CD38 CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CD38 CPRIT Agreement.

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the years ended December 31, 2019, included in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we develop, including MT-3724, TAK-169 and other pre-clinical ETB candidates, until we obtain regulatory approval and commercialize such drugs. Our revenue consists principally of collaboration revenue and grant revenue.

Research and Development revenue primarily relates to our collaboration agreements with Takeda and Vertex which are accounted for using the percentage-of-completion cost-to-cost method.

Grant revenue relates to our CPRIT grants for a CD20 ETB (MT-3724) and a CD38 ETB (TAK-169). CPRIT grant funds for MT-3724 are provided to us in advance as conditional cost reimbursement where revenue is recognized as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue. CPRIT grant funds for TAK-169 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as unbilled revenue.

For more information about our revenue recognition policy, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the years ended December 31, 2019, included in this Annual Report on Form 10-K.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of patients in clinical trials and manufacture of drug materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-3724 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage drugs. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
Research and development revenue - from related party	$19,499	$7,087	$12,412	175%
Research and development revenue - other	—	196	(196)	-100%
Grant revenue	2,771	6,002	(3,231)	-54%
Total revenue	$22,270	$13,285	$8,985	68%

Research and Development Revenue – from related party

The increase in research and development revenue – from related party for the year ended December 31, 2019 was primarily due to research and development revenues that were recognized from the services provided under the Takeda Development and License Agreement (TAK-169) which was entered into in September 2018.

For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2019, included in this Annual Report on Form 10-K.

Research and Development Revenue – other

For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2019, included in this Annual Report on Form 10-K.

Grant Revenue

The decrease in grant revenue for the year ended December 31, 2019 was primarily due to the Company incurring significantly less expenses for the CD38 CPRIT Agreement grant during the year and cost decrease relating to the wind down of the CD20 grant. Additionally, the year ended December 31, 2018 included a true-up adjustment for the CD38 CPRIT Agreement grant.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
Research and development expenses	$50,519	$30,202	$20,317	67%
General and administrative expenses	20,077	14,082	5,995	43%
Loss on impairment of long-lived assets	22,123	—	22,123	100%
Total operating expenses	$92,719	$44,284	$48,435	109%

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Program costs	$25,026	$17,375	$7,651	44%
Employee compensation	15,998	8,128	7,870	97%
Laboratory costs	3,486	2,082	1,404	67%
Other research and development costs	6,009	2,617	3,392	130%
Total research and development expenses	$50,519	$30,202	$20,317	67%

Research and development (“R&D”) expenses increased $20.3 million during the year ended December 31, 2019 primarily due to research and development expenses related to the discovery and development of ETBs. The Company is party to multiple collaboration agreements with a related party which can also contribute to increased R&D expense, typically offset by revenue from the related party.

Program costs increased $7.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The programs driving the increase were $5.3 million for MT-3724, $3.1 million for TAK-169, $2.7 million for PD-L1. These increases were offset by year over year decreases of $2.7 million for CD38-4019 and $1.8 million for HER2.

Headcount increased in R&D 143% from December 31, 2018 to December 31, 2019 in support of increased clinical trials and ramp up of cGMP manufacturing facilities and support staff. This staffing increase resulted in an increase in employee compensation costs of $7.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.

Laboratory costs increased $1.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. New lab facilities have been created to increase and refine the Company’s research and manufacturing capabilities. The increase in expense reflects the costs of outfitting, supplying and maintaining these facilities.

Other R&D costs increased $3.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively. This increase was driven by partial allocation of facilities and facilities expansion charges to R&D of $1.4 million, increased consulting and recruiting costs of $1.0 million and $0.5 million in depreciation.

General and Administrative Expenses

General and administrative expenses increased $6.0 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The main driver of this increase being payroll and related costs.

Loss on impairment of In-process research and development related to legacy program, Evofosfamide

The loss on impairment of long-lived assets relates to the impairment of in-process research and development relating to the Company’s legacy program, Evofosfamide, which was acquired from Threshold Pharmaceuticals in 2017. The loss on impairment of long-lived assets is primarily due to the decrease in future projected cashflows of the in-process research and development relating to this program. The Company obtained a fair value estimate, from a third-party specialist as of August 1, 2019, and determined the asset was impaired and the value was not recoverable. During the year ended December 31, 2019, the Company recorded a related impairment of $22.1 million. Additionally, the asset group was reclassified as held for sale as the Company plans to sell the asset within the year. Future write-downs of the asset are possible based upon the amount of proceeds from an eventual sale of the asset.

There can be no assurances whether any transaction involving Evofosfamide will result or, if any such transaction were to occur, its timing or value, or whether there may be additional future impairments regarding this legacy program. See Part II, Item 5 (Other Information) and Note 15 “In-Process Research Development” to our audited consolidated financial statements for the year ended December 31, 2019, included in this Annual Report on Form 10-K.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
Interest and other income, net	$2,323	$751	$1,572	209%
Interest and other expense, net	$(1,298)	$(990)	$(308)	31%
Change in fair value of warrant liabilities	$3	$951	$(948)	-100%

Interest and Other Income and Interest Expense

The increase in interest and other income for the year ended December 31, 2019, compared to December 31, 2018 was primarily due to the Company investing in marketable securities and cash equivalents starting at the end of the fourth quarter of 2018.

The increase in interest expense for the year ended December 31, 2019, compared to December 31, 2018 was primarily due to the increase in debt holdings to support the Phase 1 buildout of the cGMP facility that was completed in June 2018. This long-term debt matures in February 2022.

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

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-3724, TAK-169 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and drug candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our drugs, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we cannot forecast which drugs, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partners, we believe such investment is strategically aligned with increasing the value of our technology. For the year ended December 31, 2019 and 2018, we incurred net losses of $69.4 million and $30.3 million, respectively. At December 31, 2019, we had an accumulated deficit of $164.1 million.

To date, we have financed our operations through public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaboration agreements, as well as funding from governmental bodies and bank and bridge loans. From April 2014 through February 2018, we borrowed an aggregate of $6.0 million from Silicon Valley Bank. In February 2018, we borrowed $5.0 million through the Perceptive Credit Facility which was used to pay off the principal balance and final fee on the borrowings from Silicon Valley Bank. The Perceptive Credit Facility allows for aggregate borrowings of up to $10.0 million, subject to our achievement of certain milestones. In September 2018, we entered into the CD38 CPRIT Agreement for a research grant related to CD38 targeting ETB of approximately $15.2 million.

In September 2018, we completed a public offering of 9,430,000 shares of common stock at an offering price of $5.50 per share, which included the exercise in full by the underwriters of their option to purchase up to 1,230,000 additional shares of common stock.  We received net proceeds of approximately $48.1 million, after deducting underwriting discounts, commissions and offering related transaction costs.

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

In November 2019, we completed a public offering of 6,900,000 shares of common stock at an offering price of $8.00 per share, and 250 shares of newly designated Series A Convertible Preferred Stock at an offering price of $8,000.00 which included the exercise in full by the underwriters of their option to purchase up to 900,000 additional shares of common stock.  We received net proceeds of approximately $53.4 million, after deducting underwriting discounts and stock issuance costs.

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

At December 31, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $126.6 million and $98.0 million, respectively and grants revenue receivable of $7.1 million and $4.3 million, respectively, We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Years Ended December 31, 2019 and 2018

The table below summarizes our cash flows for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018	$ Change	% Change
Net cash used in operating activities	$(25,244)	$(4,465)	$(20,779)	465%
Net cash used in investing activities	(39,724)	(15,945)	(23,779)	149%
Net cash provided by financing activities	65,698	49,221	16,477	33%
Net increase (decrease) in cash, cash equivalents and restricted cash	$730	$28,811	$(28,081)	-97%

The increase in net cash used in operating activities for the year ended December 31, 2019 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities for the year ended December 31, 2019 was primarily due to increased purchases of marketable securities and the expansion of the cGMP and new R&D facilities. The R&D facility was completed in September 2019.

The increase in net cash provided by financing activities was primarily due to the proceeds from issuance of common stock of $53.4 million through the 2019 Public Offering (defined below) and proceeds from the issuance of common stock of $10.5 in 2019 through the Vertex Collaboration Agreement, compared to proceeds from issuance of common stock of $48.1 million through the 2018 Public Offering (defined below) during the year ended December 31, 2018.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $164.1 million at December 31, 2019. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-3724, co-development activities related to TAK-169, collaboration with Vertex, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the ongoing Phase II monotherapy study of MT-3724, our lead ETB candidate;
•	support the ongoing Phase Ib and initiate Phase II clinical trials of MT-3724;
•	co-develop TAK-169 with Takeda;
•	continue the research and development of our other ETB candidates, including completing pre-clinical studies and commencing clinical trials;
•	research activities through the designation of the development candidate(s) with Vertex

•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
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

Payments on the Perceptive Credit Facility commenced April 2018 and are interest only, paid quarterly through December 31, 2019. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million are due each calendar quarter, with a final payment of $3.4 million due on the maturity date of February 27, 2022. The loan matures on February 27, 2022 and is secured by substantially all of our assets.

The Company’s expansion of its cGMP manufacturing facility is expected to be completed during the second half of 2020. Additional costs may be incurred as a result of delays and/or other issues that may arise during the course of construction.

Because of the numerous risks and uncertainties associated with the development of MT-3724, co-development of TAK-169, collaboration with Vertex and our other pre-clinical programs, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-3724, TAK-169 or our other pre-clinical programs will depend on many factors, including:

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

Identifying potential ETB candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our ETB candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

Revenue Recognition

Our revenue has consisted principally of research and development revenue from collaboration partners and grant revenue.

Grant revenue relates to the grants we have received from governmental bodies that are conditional cost reimbursement grants, and we recognize revenue as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) provisions of ASC 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, we reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with available practical expedients. The reported results for 2018 reflect the application of ASC 606 guidance.

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

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards. This assessment is performed throughout the life of the arrangement based on changes to the arrangements. For collaboration arrangements within the scope of ASC 808 the Company may analogize to ASC 606 for certain elements.

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

For further information regarding our revenue recognition, please see Note 1 “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2019, included in this Annual Report on Form 10-K.

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

Income Taxes

We account for income taxes under the asset and liability method. We record deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs any positive evidence of our forecasted future results. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment. We will continue to monitor the positive and negative evidence and will adjust the valuation allowance as sufficient objective positive evidence becomes available.

We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. We recognize potential accrued interest and penalties associated with unrecognized tax positions within our global operations in income tax expense.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1 “Organization and Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2019, included in this Annual Report on Form 10-K.

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

MOLECULAR TEMPLATES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Molecular Templates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Molecular Templates, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2020 expressed an adverse opinion thereon.

Adoption of ASU 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Austin, Texas

March 13, 2020

MOLECULAR TEMPLATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$85,451	$87,721
Marketable securities, current	39,633	10,234
Prepaid expenses	2,318	2,244
Grant revenue receivable	7,100	4,329
Accounts receivable from related party	408	240
In-process research and development - held for sale	4,500	—
Other current assets	489	95
Total current assets	139,899	104,863
Marketable securities, non-current	1,510	—
Operating lease right-of-use assets, non-current	9,959	—
Property and equipment, net	18,158	6,851
In-process research and development	—	26,623
Other assets	4,676	1,821
Total assets	$174,202	$140,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,465	$780
Accrued liabilities	14,544	5,357
Deferred revenue, current	17,291	26,231
Other current liabilities	2,501	141
Total current liabilities	35,801	32,509
Deferred revenue, long-term	19,385	2,670
Long-term debt, net	2,940	3,254
Operating lease liabilities, non-current	11,682	—
Other liabilities	1,366	819
Total liabilities	71,174	39,252
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000,000 at December 31, 2019 and 2018; Issued and outstanding: 250 and zero shares at December 31, 2019 and 2018, respectively.	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2019 and 2018; Issued and outstanding: 45,589,157 and 36,736,012 shares at December 31, 2019 and 2018, respectively.	46	37
Additional paid-in capital	267,089	195,573
Accumulated other comprehensive loss	18	—
Accumulated deficit	(164,125)	(94,704)
Total stockholders’ equity	103,028	100,906
Total liabilities and stockholders’ equity	$174,202	$140,158

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
Research and development revenue - from related party	$19,499	$7,087
Research and development revenue - other	—	$196
Grant revenue	2,771	6,002
Total revenue	22,270	13,285
Operating expenses:
Research and development	50,519	30,202
General and administrative	20,077	14,082
Loss on impairment of in-process research and development	22,123	—
Total operating expenses	92,719	44,284
Loss from operations	70,449	30,999
Interest and other income, net	2,323	751
Interest and other expense, net	(1,298)	(990)
Change in fair value of warrant liabilities	3	951
Net loss attributable to common shareholders	$69,421	$30,287
Net loss per share attributable to common shareholders:
Basic and diluted	$1.86	$1.02
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	37,770,378	29,601,692
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	18	—
Comprehensive loss	$69,403	$30,287

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible					Accumulated		Total
	Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2017	—	$—	26,898,330	$27	$141,733	$—	$(64,471)	$77,289
Issuance of common stock pursuant to stock plans	—	—	407,682	1	282	—	—	283
Issuance of warrant to purchase common stock in relation to term loan facility	—	—	—	—	1,522	—	—	1,522
Issuance of common stock in a public offering, net of issuance costs of $3.8 million	—	—	9,430,000	9	48,044	—	—	48,053
Stock-based compensation	—	—	—	—	3,992	—	—	3,992
Cumulative-effect adjustment upon adoption of new accounting standards	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	(30,287)	(30,287)
Balances, December 31, 2018	—	—	36,736,012	37	195,573	—	(94,704)	100,906
Issuance of common stock pursuant to stock plans	—	—	286,479	—	1,748	—	—	1,748
Issuance of common stock in a public offering, net of issuance costs of $3.8 million	250	—	6,900,000	7	53,442	—	—	53,449
Issuance of common stock through Private Placement, net of issuance costs of $75 thousand	—	—	1,666,666	2	10,467	—	—	10,469
Stock-based compensation	—	—	—	—	5,859	—	—	5,859
Other comprehensive income	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(69,421)	(69,421)
Balances, December 31, 2019	250	$—	45,589,157	$46	$267,089	$18	$(164,125)	$103,028

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$69,421	$30,287
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	1,182	974
Stock-based compensation expense	5,859	3,992
Amortization of debt discount and accretion related to debt	486	318
Change in common stock warrant fair value	(3)	(951)
Accretion of asset retirement obligations	72	39
Capitalized interest	—	(125)
Loss on extinguishment of debt	—	115
Loss on disposal of equipment	—	35
Loss on impairment of long-lived assets	22,139	—
Changes in operating assets and liabilities:
Prepaid expenses	(74)	(825)
Accounts receivable from related party	(168)	(240)
Grant revenue receivable	(2,771)	(4,351)
Other assets	(286)	(450)
Operating lease right-of-use assets and liabilities	2,816	—
Accounts payable	652	(1,736)
Accrued liabilities	6,534	2,667
Other liabilities	(36)	224
Deferred revenue	7,775	26,136
Net cash used in operating activities	(25,244)	(4,465)
Cash flows from investing activities:
Purchases of property and equipment	(9,649)	(5,722)
Purchases of marketable securities	(90,159)	(10,223)
Sales of marketable securities	60,084	—
Net cash used in investing activities	(39,724)	(15,945)
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net of issuance costs	10,469	—
Proceeds from issuance of common stock in a Public Offering, net of issuance costs	53,449	48,053
Payments of capital and finance lease obligations	32	(47)
Proceeds from issuance of long-term debt and warrants, net	—	4,537
Repayment of long-term debt	—	(3,605)
Proceeds from stock option exercises	1,748	283
Net cash provided by financing activities	65,698	49,221
Net increase in cash and cash equivalents	730	28,811
Cash and cash equivalents and restricted cash, beginning of period	87,721	58,910
Cash and cash equivalents and restricted cash, end of period	$88,451	$87,721
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$85,451	$87,721
Restricted cash included in Other assets	3,000	—
Total cash, cash equivalents and restricted cash	$88,451	$87,721
Supplemental Cash Flow Information
Cash paid for interest	$684	$629
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$2,686	$—

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of the Business

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

On August 1, 2017, the Company, formerly known as Threshold Pharmaceuticals, Inc. (Nasdaq: THLD) (“Threshold”), completed its business combination with Private Molecular, in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), dated as of March 16, 2017, by and among Threshold, the Merger Sub, a wholly owned subsidiary of Threshold, and Private Molecular, pursuant to which Merger Sub merged with and into Private Molecular, with Private Molecular, surviving as a wholly-owned subsidiary of Threshold (the “Merger”). Immediately upon completion of the Merger, the former stockholders of Private Molecular held a majority of the voting interest of the combined company.

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

Cash and Cash Equivalents

The Company considers temporary investments with original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $3.0 million of restricted cash at December 31, 2019.

Fair Value Measurement

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Takeda Pharmaceutical Company Ltd. (“Takeda”). Approximately 88% and 53% of total revenues for the year ended December 31, 2019 and 2018, were derived from Takeda. See Note 3 “Research and Development Collaboration Agreements” regarding the collaboration agreements with Takeda.

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

Patents

The gross value of Patents was $1.3 million at December 31, 2019 and 2018, and are recorded in Other assets. The Company recorded $0.1 million of amortization expense for the year ended December 31, 2019 and an immaterial amount for the year ended December 31, 2018 with estimated expense to remain $0.1 million for each of the five successive years subsequent to December 31, 2019.

Impairment of Long-Lived Assets

When events, circumstances and/or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. The Company recognized impairment of $22.1 million during the year ended December 31, 2019 and no impairment during the year ended December 31, 2018.  See Note 15 “In-Process Research and Development” for further details on the recorded impairment.

Long-term debt

The Company records debt issuance costs related to its long-term debt as a deduction from the carrying amount. The costs are amortized to interest expense over the life of the debt.

Revenue Recognition

The Company’s revenue has consisted principally of collaboration agreements for research and development revenue and grant revenue.

Grant revenue relates to the grants the Company has received from governmental bodies that are conditional cost reimbursement grants, and we recognize revenue as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

The Company’s collaborative arrangements may include one or more of the following: licenses, or options to obtain licenses; up-front fees; research and development activities and associated costs; milestone payments related to the achievement of development, regulatory, or commercial goals; and royalties on net sales of licensed products. Each of these payments may result in collaboration revenues or an offset against research and development expense.

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

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, revenue recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the following five steps are performed: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards. This assessment is performed throughout the life of the arrangement based on changes to the arrangements. For collaboration arrangements within the scope of ASC 808 the company may analogize to ASC 606 for certain elements.

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

Lease Accounting

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

The Company adopted the new lease standard on January 1, 2019 using the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods prior to the first quarter of fiscal 2019.

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

As a result of applying the modified retrospective method to adopt the lease guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet at January 1, 2019 (in thousands):

Balance Sheet	December 31, 2018	Effect of adoption of ASC 842	January 1, 2019
Assets
Operating lease right-of-use assets, non-current	$—	$4,180	$4,180
Total assets	$—	$4,180	$4,180
Liabilities
Operating lease liabilities, current	$—	$976	$976
Deferred rent[1]	525	(525)	—
Operating lease liabilities, non-current	—	3,729	3,729
Total liabilities	$525	$4,180	$4,705

(1)	Included in Other liabilities on the balance sheet.

The Company has operating leases for administrative offices and R&D facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than three years to less than nine years, and the finance leases have remaining terms of less than one year to less than two years. Leases with an initial term of 12 months or less will not be recorded on the consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. For leases commencing in 2019 and later, the Company will account for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) with non-lease components (e.g. common area maintenance costs). Certain leases include options to renew, with renewal terms that can extend the lease term from three to five years. The exercise of lease renewal options for our existing leases is at our sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

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

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, “Compensation—Stock Compensation.” Under this guidance, stock-based compensation cost is based on the recognition of the grant date fair value estimated over the service period, which is generally the vesting period.  The Company accounts for forfeitures as they occur. The Company accounts for its stock-based compensation awards to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Warrants

In conjunction with certain financing transactions, the Company issued warrants to purchase the Company’s common stock. The Company determines whether the warrants should be classified as a liability or equity according to ASC 480, “Distinguishing Liabilities from Equity”. For warrants classified as liabilities, the Company estimates the fair value of the warrants at each reporting period using Level 3 inputs. The estimates in valuation models are based, in part, on subjective assumptions, including but not limited to stock price volatility, the expected life of the warrants, the risk-free interest rate and the fair value of the common stock underlying the warrants, and could differ materially in the future. The Company will continue to adjust the fair value of the warrant liability at the end of each reporting period for changes in fair value from the prior period until the earlier of the exercise or expiration of the applicable warrant. For warrants classified as equity, the Company records the value of the warrants in additional paid-in capital on the balance sheet. The Company will continue to evaluate the classification of the equity warrants on a quarterly basis, to determine whether the warrants continue to meet equity classification requirement.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning on January 1, 2020. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software -Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2—NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. As discussed further in Note 11 “Stockholders’ Equity”, Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the Basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at December 31, 2019 and December 31, 2018, stock options, warrants and if converted preferred stock totaling approximately 8,516,000 and 7,525,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. Additionally, the effects of the beneficial conversion feature (“BCF”) related to the Series A Convertible Preferred Stock increased the net loss attributable to common shareholders in the calculation of net loss per share.  See Note 11 “Stockholders’ Equity” for additional information on the BCF.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters.  Research and Development revenues disaggregated by location were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Japan	$19,499	$7,087
United States	—	196
Total Research and Development Revenue	$19,499	$7,283

Related Party Collaboration Agreements - Takeda Pharmaceuticals, Inc.

Research and development revenue from related party relates to revenue from research and development agreements with Takeda Pharmaceuticals, Inc (“Takeda”) and were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Takeda Collaboration Agreement	$—	$92
Takeda Individual Project Agreement	48	2,191
Takeda Development and License Agreement	18,468	3,903
Takeda Multi-Target Agreement	983	901
Total research and development revenue - from related party	$19,499	$7,087

At December 31, 2019 and December 31, 2018, the Company had $36.7 million and $28.9 million, respectively, of Deferred revenue related to research and development agreements. Deferred revenue and accounts receivable balances from the research and development agreements with Takeda were as follows (in thousands):

	December 31, 2019	December 31, 2018
Contract Assets
Accounts receivable from related party	$408	$240
Contract Liabilities
Deferred revenue, current	$8,780	$26,231
Deferred revenue, non-current	441	2,670
Total deferred revenue	$9,221	$28,901

Takeda Development and License Agreement

On September 18, 2018, the Company entered into a Development and License Agreement with Takeda (“Takeda Development and License Agreement”) for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

The Company, at its discretion, exercised the co-development option in July 2019 and as a result is eligible to receive pre-clinical and clinical development milestone payments of up to $307.5 million upon the achievement of certain development milestones and regulatory approvals, and sales milestone payments of up to $325.0 million upon the achievement of certain sales milestone events.

The Company may elect to end its co-development by providing Takeda with written notice of termination of the co-development. In the event the Company elects to end the co-development, the Company will be subject to reduced payments and royalty rates as set forth more specifically in the Takeda Development and License Agreement.

The Company will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if the Company continues its option to co-develop, and from high-single digits to low teens if the Company does not continue its option to co-develop.

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

The total transaction price of $29.8 million consists of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment which was achieved in the first quarter of 2020, (3) minus $10.2 million in expected co-share payments payable to Takeda during Early Stage Development, as defined in the Takeda Development and License Agreement. The expected co-share payment is considered variable consideration, and the Company applied a constraint using the expected value method. Significant judgement was involved in determining transaction consideration, including the determination of the variable consideration, including the constraint on consideration.

At December 31, 2019, the other potential development milestones and sales milestones are not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control.  Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price at December 31, 2019.

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

In July 2019, the Company exercised its co-development option and the agreed upon collaboration budget was increased to cover additional research and development activities whereby both parties will continue to cost share. The Company evaluated the additional research and development services and concluded these services were distinct from services currently being provided and represented a cost sharing arrangement between the Company and Takeda.  As such, research and development expenses for this performance obligation will be expensed as incurred.

At December 31, 2019 and December 31, 2018, total deferred revenue related to the performance obligation was $6.1 million and $24.8 million, respectively.

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

At December 31, 2019 and December 31, 2018, deferred revenue related to the performance obligation was $3.1 million and $4.1 million, respectively.

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

Takeda Individual Project Agreement

In connection with the Takeda Collaboration Agreement, the Company entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018, that was subsequently amended in July 2018.  Under the Takeda Individual Project Agreement, the Company is responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38.  In consideration of these services, the Company received $2.2 million in compensation that included an increase in transaction consideration of $1.1 million as a result of the amendment to the Takeda Individual Project Agreement in July 2018.

All research and development services under the Takeda Collaboration Agreement were performed at March 31, 2019. As such, the Company recognized less than $0.1 million and $2.2 million of research and development revenue for the year ended December 31, 2019 and 2018, respectively. This revenue is deemed to be revenue from a related party (as discussed further in Note 7, Related Party Transactions).

Vertex Collaboration Agreement

In November 2019, the Company entered into a collaboration agreement with (the “Vertex Collaboration Agreement”) Vertex Pharmaceuticals Incorporated (“Vertex”), to perform strategic research leveraging the Company’s engineered toxin body (“ETB”) technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology.

Pursuant to the terms of the Vertex Collaboration Agreement, the Company granted Vertex an exclusive option to obtain an exclusive license under the Company’s licensed technology to exploit one or more ETB products that are discovered by the Company against up to two designated targets. Vertex has selected an initial target and has the option to designate one additional target within specified time limits.

Vertex payed the Company an upfront payment of $38 million, consisting of $23 million in cash and a $15 million equity investment pursuant to a Share Purchase Agreement (the “SPA”). In addition to the upfront payments, the Company may also receive an additional $22 million through the exercise of the options to license ETB products or to add an additional target. Additionally, Vertex will reimburse the Company for certain mutually agreed manufacturing technology transfer activities. The Company had $8.5 million of Deferred revenue, current, and $19.0 million of Deferred revenue, non-current, at December 31, 2019 related to the Vertex Collaboration Agreement. There was no deferred revenue at December 31, 2018 related to the Vertex Collaboration Agreement.

The Company may, for each target under the Vertex Collaboration Agreement, receive up to an additional $180 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $70 million in milestone payments upon the achievement of certain sales milestone events. The Company will also be entitled to receive, subject to certain reductions, tiered mid-single digit royalties as percentages of calendar year net sales, if any, on any licensed product.

The Company will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise by Vertex of its option for a development candidate, Vertex will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate.

Unless earlier terminated, the Vertex Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis on the date of expiration of all payment obligations under the Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the expiration of all payment obligations thereunder with respect to all licensed products in all countries or upon Vertex’s decision not to exercise any option on or prior to the applicable deadlines. Vertex has the right to terminate the Vertex Collaboration Agreement for convenience upon prior written notice to the Company. Either party has the right to terminate the Vertex Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach.

The Company identified one performance obligation at the inception of the Vertex Collaboration Agreement consisting of research and development services. The Company recognizes revenue under the Vertex Collaboration Agreement using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company will use actual costs incurred relative to budgeted costs expected to be incurred. These costs consist primarily of internal employee efforts and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the estimated service period.

In connection with the Vertex Collaboration Agreement, the Company and Vertex entered into a SPA pursuant to which Vertex agreed to purchase 1,666,666 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $9.00. As the price per share was in excess of the fair value of the Company’s common stock, the Company allocated $4.5 million of this consideration to the Collaboration Agreement. The issuance of these shares were pursuant to a private placement exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

In addition to the SPA, the Vertex Collaboration Agreement contemplates that the Company may enter into certain other ancillary arrangements with Vertex.

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

Under the Other Collaboration Agreement, the Company recognized no research and development revenue for the year ended December 31, 2019 and $0.2 million of research and development revenue for the year ended December 31, 2018. All research and development services under the Other Collaboration Agreement were performed at December 31, 2018.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with CPRIT, which was extended in November 2019, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724, this grant ended in November 2019. At December 31, 2019 the Company had received $9.6 million and anticipates receiving the remaining $1.0 million in the first half of 2020.

During the year ended December 31, 2019 and 2018, the Company recognized $2.7 million and $6.0 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At December 31, 2019 and December 31, 2018, the Company had $7.1 million and $4.3 million, respectively, recorded in Grants revenue receivable.

NOTE 4—MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2019	Level 1	Level 2	Level 3
Money market funds	$79,970	$79,970	$—	$—
Commercial paper	20,436	—	20,436	—
United States Treasury Bills	16,738	—	16,738	—
United States government-related debt securities	7,010	—	7,010	—
Corporate bonds	1,351	—	1,351	—
Total	$125,505	$79,970	$45,535	$—
Amounts included in:
Cash and cash equivalents	$84,362
Marketable securities, current	39,633
Marketable securities, non-current	1,510
Total	$125,505

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2018	Level 1	Level 2	Level 3
Money market funds	$82,843	$82,843	$—	$—
Commercial paper	12,825	—	12,825	—
Total	$95,668	$82,843	$12,825	$—
Amounts included in:
Cash and cash equivalents	85,434
Marketable securities, current	10,234
Total	$95,668

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2019 and 2018:

As of December 31, 2019 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$84,361	$1	$—	$84,362
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	39,616	17	—	39,633
Marketable securities, non-current - Treasury bills	1,510	—	—	1,510

As of December 31, 2018 (in thousands):	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds	$85,434	$—	$—	$85,434
Marketable securities, current - commercial paper	10,234	—	—	10,234

The following summarized the contractual maturities of the Company’s available-for-sale investment at December 31, 2019:

	Cost Basis	Fair Value
Due in one year or less	$123,977	$123,995
Due after one year through five years	1,510	1,510
Total	$125,487	$125,505

The Company received $1.3 million of proceeds with immaterial realized gains in the year ending December 31, 2019, and no realized gains or losses in years ending December 31, 2018.

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

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis as of the date indicated below:

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2019	Level 1	Level 2	Level 3
2017 Common stock warrants	$—	$—	$—	$—

	Fair Value as of
	December 31,	Basis of Fair Value Measurements
(in thousands)	2018	Level 1	Level 2	Level 3
2017 Common stock warrants	$3	$—	$—	$3

The fair value of these warrants on December 31, 2019 and 2018 was determined using a Black-Scholes model with the following key level 3 inputs:

	December 31, 2019	December 31, 2018
Risk-free interest rate	1.6%	2.6%
Expected life (in years)	0.1	1.1
Dividend yield	—	—
Volatility	86%	77%
Stock price at valuation date	$13.99	$4.04

During the year ended December 31, 2019 and 2018 the change in fair value of $3,000 and $1.0 million of noncash income, respectively, related to the warrants was recorded as change in fair value of warrant liabilities in the Company’s consolidated statement of operations and comprehensive loss

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$10,587	$4,676
Leasehold improvements	10,383	3,274
Furniture and fixtures	150	89
Computer and equipment	331	145
	21,451	8,184
Less: Accumulated depreciation	(3,293)	(1,333)
Total property and equipment, net	$18,158	$6,851

Depreciation expense was $2.0 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

In connection with the continued expansion of the Company’s facilities, at December 31, 2019 and 2018, the Company had net ARO assets totaling $1.0 million and $0.1 million, respectively. The ARO assets are included in Leasehold improvements.

NOTE 6—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31,
	2019	2018
Accrued liabilities:
General and administrative	$4,521	$297
Clinical trial related costs	1,383	598
Non-clinical research and manufacturing operations	5,774	2,644
Payroll related	2,849	1,787
Other accrued expenses	17	31
Total accrued liabilities	$14,544	$5,357

NOTE 7 — RELATED PARTY TRANSACTIONS

Takeda Agreements

In connection with the Takeda Stock Purchase Agreement described in Note 3 “Research and Development Collaboration Agreements”, Takeda became a related party, following the stock purchase. Refer to Note 3, Research and Development Collaboration Agreements, for more details about the Takeda Collaboration Agreement, the Takeda Multi-Target Agreement and the Takeda Development and License Agreement. Refer to Note 12 “Stockholders’ Equity”, for more detail about the Takeda Stock Purchase Agreement. Jonathan Lanfear, a director of the Company, is the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda.

Public Offerings

On September 25, 2018, the Company closed its underwritten public offering (the “2018 Public Offering”) of 9,430,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 1,230,000 additional shares of common stock, at a price to the public of $5.50 per share, in which Longitude Venture Partners III, L.P. and CDK Associates, L.L.C., current stockholders of the Company, purchased 365,000 and 545,454 shares of common stock, respectively, at the public offering price. Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK Associates, L.L.C., David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude Venture Partners III, L.P.

On November 25, 2019, the Company closed its underwritten public offering (the “2019 Public Offering”) of 6,900,000 shares of its common stock and 250 shares of our newly designated Series A Convertible Preferred Stock, which included the exercise in full by the underwriters of their option to purchase 900,000 additional shares of common stock, at a price to the public of $8.00 per share, in which Longitude Venture Partners III, L.P. and CDK Associates, L.L.C., current stockholders of the Company, purchased 937,500 and 468,750 shares of common stock, respectively, at the public offering price.

NOTE 8 — BORROWING ARRANGEMENTS

SVB Loan Agreement

In April 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) that was subsequently amended in April 2015, to provide for (1) growth capital Advances to the Company of up to $6.0 million over three tranches based on corporate milestones; (2) term loans of up to $6.0 million in the aggregate (“Growth Capital Loan”); (3) warrants to purchase 48,874 shares of the Company’s common stock at an exercise price of $3.07 per share under the amended loan and security agreement; and (4) a final fee of $0.4 million due at the loan maturity date in addition to the principal and interest payments.  The company drew $6.1 million on this loan from 2015 to 2016.

The Company paid down the Growth Capital Loan on February 27, 2018, from the proceeds of the Perceptive Credit Facility, discussed below. Until the termination of the Growth Capital Loan on February 27, 2018, the Company paid $3.2 million in principal, $0.4 million in a final fee interest during the year ended December 31, 2018. As of December 31, 2018 the Growth Capital Loan had been repaid, and the balance was zero.

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consists of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan that can be drawn down at a future date. The principal on the facility accrues interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin is 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. The interest rate at December 31, 2019 was 12.9%. Payments for the first 24 months are interest only and are paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million are due each calendar quarter, with a final payment of $3.4 million due on February 27, 2022. This term loan facility matures on February 27, 2022 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company is required to pay an exit fee of $100,000 on a pro rata basis on the maturity date or the earlier date of repayment of the term loans in full. Additionally, the Company incurred $0.5 million in deferred finance costs and issued the debt net of a $1.5 million discount. The exit fee, deferred finance costs and discount are being accreted to interest expense over the term of the Perceptive Credit Facility using the effective interest method.

For the year ended December 31, 2019 and December 31, 2018, the Company recorded $0.7 million and $0.6 million of interest expense, respectively. For the years ended December 31, 2019 and December 31, 2018, the Company recorded $0.3 million of amortization of debt discount related to the Perceptive Credit Facility for both periods.

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

As of December 31, 2019 and December 31, 2018 the Perceptive Credit Facility principal balance was $5.0 million and $5.0 million, respectively, with principal payment due one calendar year, or more, from the balance sheet being classified as non-current. As of December 31, 2019, the Company was in compliance with the non-financial covenants of the Perceptive Credit Facility.

As of December 31, 2019 and 2018 the carrying value of the long-term debt was $3.7 million and $3.3 million, respectively.

Future required principal payments on the Perceptive Credit facility were as follows as of December 31, 2019 (in thousands):

Year Ending December 31,
2020	$800
2021	800
2022	3,500
2023	—
2024	—
Total	$5,100

NOTE 9 – LEASES

In January 2019, the Company entered into a lease agreement for an additional 57,000 square feet of administrative office and R&D space in Austin, Texas. The lease commenced March 2019 and expires August 2028 and does not contain an option to renew. The tables below include the impact of this lease. Upon the commencement of the lease, the Company recorded an operating lease ROU asset and a lease liability of $7.2 million. The Company subsequently adjusted the lease liability to $7.4 million due to changes in cash receipts related to a tenant improvement allowance. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit of $3.0 million. Additionally, the Company has recorded an asset retirement obligation as a result of this lease which has a balance of $0.4 million at December 31, 2019.

Changes in the carrying amounts of the Company’s AROs for the years ended December 31, 2019 and 2018 are shown below (in thousands):

	2019	2018
Balance at beginning of year	$344	$261
Liabilities incurred in the current period	949	44
Accretion expense	72	39
Balance at end of year	$1,365	$344

At December 31, 2019, the Company did not have any operating and finance leases that have not yet commenced.

The components of lease expense for the year ended December 31, 2019 were as follows (in thousands):

Operating leases
Operating lease expense	$2,175
Variable lease expense	456
Total operating lease expense	$2,631

Finance leases
Amortization of right-of-use asset	$8
Interest on lease liabilities	2
Total finance lease expense	$10

Sublease rental income	$138

Sublease rental income is recorded in Interest and other income, net, on the Company’s Condensed Consolidated Statement of Operations.

The following table summarizes the balance sheet classification of leases at December 31, 2019 (in thousands):

Operating leases
Operating lease right-of-use assets, non-current	$9,959

Operating lease liabilities, current[1]	$1,683
Operating lease liabilities, non-current	11,682
Total operating lease liabilities	$13,365

Finance leases
Property and equipment, at cost	$77
Accumulated depreciation	41
Property and equipment, net	$36

Finance lease liabilities, current[1]	$18
Finance lease liabilities, non-current[2]	1
Total finance lease liabilities	$19

1.	Included in other current liabilities.
2.	Included other liabilities.

The following table presents other information on leases as of December 31, 2019:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	7.2	6.72%
Finance leases	0.8	6.88%

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2020	$2,517	$20
2021	2,589	—
2022	2,650	—
2023	1,961	—
2024	1,474
Thereafter	5,762	—
Total lease payments	16,953	20
Less:
Imputed interest	(3,588)	(1)
Total lease liabilities	$13,365	$19

Supplemental cash flow information related to the Company’s leases were as follows for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,278
Operating cash flows from finance leases	$3
Financing cash flows from finance leases	$31

Right-of-use asset obtained in exchange for lease obligations:
Operating leases	$7,501

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $1.0 million at December 31, 2019. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO.  The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug candidates. The Company was contractually obligated for up to approximately $41.8 million of future services under these agreements at December 31, 2019, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

We have entered into estimated purchase obligations which in total range from $6.4 million to $7.0 million and include signed orders for capital equipment.

As a result of our collaboration agreement with Takeda, we exercised our right to cost-share approximately 50% of the development costs for Phase I.  Future clinical trial expense related to this trial has not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

Contingencies

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, collaborators and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by or on behalf of the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers and directors in certain circumstances. The Company maintains product liability insurance, clinical trial insurance and comprehensive general liability insurance, which may cover certain liabilities arising from its indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

The Company believes that its product liability, clinical trial and comprehensive general liability insurance are adequate for current operations. However, the coverage limits of this insurance may not be adequate to cover all potential claims. Product liability, clinical trial and comprehensive general liability insurance is expensive and may be difficult to obtain or maintain on commercially reasonable terms. A successful claim against the Company in excess of the Company’s insurance coverage or outside the scope of an indemnity given by any vendors, lessors, business partners, collaborators and other parties in Company agreements could adversely affect the Company’s results of operations.

NOTE 11—STOCKHOLDERS’ EQUITY

Private Placement and Related Warrants

On August 1, 2017, the Company entered into the a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) having an aggregate purchase price of $40.0 million (“PIPE Financing”), each such Unit consisting of (i) one (1) share (the “Shares”) of our common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of our common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March and June 2017. The purchase price per Unit was $6.9048. The Warrants will be exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At December 31, 2019, there were warrants outstanding under this agreement to purchase 2,896,528 shares of common stock. The warrants were valued at $16.3 million using the Black-Scholes model, and recorded in additional paid-in capital. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 147%, risk free interest rate of 2.07%, and expected term of 7.0 years. The warrants were exercisable upon issuance and expire August 1, 2024.

In December 2015, the Company entered into an agreement with Wedbush (“Wedbush Agreement”), which was subsequently amended in December of 2017, related to Wedbush’s services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued warrants to purchase 57,930 shares of our common stock (the “Wedbush Warrants”). The Wedbush Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants.  At December 31, 2019, there were Wedbush warrants outstanding to purchase 57,930 shares of common stock. The Wedbush Warrants were valued at $0.4 million using the Black-Scholes model.  The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 108%, risk free interest rate of 2.3%, and expected term of 7.0 years. The warrants were exercisable upon issuance and expire December 1, 2024.

Subsequent Private Placements

In connection with the execution of the Takeda Multi-Target Agreement, the Company entered into the Takeda Stock Purchase Agreement. Pursuant to the Takeda Stock Purchase Agreement, following the consummation of the Private Placement, Takeda purchased 2,922,993 shares of the Company common stock, at a price per share of $6.8423, for an aggregate purchase price of $20.0 million.

In connection with the execution of the Vertex Collaboration Agreement, the Company entered into the Vertex Stock Purchase Agreement. Pursuant to the Vertex Stock Purchase Agreement, Vertex purchased 1,666,666 shares of the Company common stock, at a price per share of $9.00, for an aggregate purchase price of $15.0 million. See Note 3 “Research and Development Agreements” for more information.

Public Offerings

On September 25, 2018, the Company closed its underwritten public offering (the “2018 Public Offering”) of 9,430,000 shares of its common stock, which included the exercise in full by the underwriters of their option to purchase 1,230,000 additional shares of common stock, at a price to the public of $5.50 per share. The net proceeds to the Company from the 2018 Public Offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $48.1 million.

On November 25, 2019, the Company closed its underwritten public offering (the “2019 Public Offering”) of 6,900,000 shares of its common stock at a price to the public of $8.00 per share, and 250 shares of newly designated Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a price to the public of $8,000 per share. The offering included the exercise in full by the underwriters of their option to purchase up to 900,000 additional shares of common stock.  The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $53.4 million. Each share of Series A Preferred Stock is convertible to 1,000 shares of Common Stock, provided that the holder of Series A Preferred Stock will be prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company’s common stock and pari passu with any distributions to the holders of the Company’s Series A Preferred Stock. Series A Preferred Stock participate in earnings equally with Common Stock shareholders, with the same dividend rate, but do not participate in losses as discussed in Note 2 “Net Loss per Common Share”. The Series A Preferred Stock has no voting rights, except as required by law and except that the consent of the Series A Preferred Stockholders will be required to amend the terms of the Series A Preferred Stock. Based on the guidance in ASC 470-20-20, the Company determined that a BCF existed, as the effective conversion price for the Series A Preferred Stock at issuance was less than the fair value of the common stock which the preferred shares are convertible into. The BCF based on the intrinsic value of the date of issuances for the Series A Preferred Stock was $0.7 million.

Subsequent Common Stock Warrants

On February 28, 2018, in connection with the Perceptive Credit Facility, the Company issued warrants to purchase 190,000 shares of the Company’s common stock with an exercise price of $9.58 (the “2018 Warrants”). The 2018 Warrants are exercisable for a period of seven years from the date of issuance, subject to certain adjustments as specified in the Warrants. The 2018 Warrants were classified as equity and recorded in additional paid-in capital.  They were valued at $1.5 million using the Black-Scholes model.  The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 105%, risk free interest rate of 2.8%, and expected term of 7.0 years.  See Note 8, “Borrowing Arrangements”, for further detail about the Perceptive Credit Facility.

NOTE 12—EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

In May 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan serves as a successor to the 2004 Equity Incentive Plan (“2004 Plan”), 2009 Equity Incentive Plan (“2009 Plan”) and 2014 Equity Incentive Plan (“2014 Plan”) with any forfeited awards under those plans being absorbed into the 2018 plan for future issuance. The terms of the 2018 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2018 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2018 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. The total number of shares of the Company’s common stock initially reserved for issuance under the 2018 Plan was equal to the sum of (i) 2,000,000 newly reserved shares, which included, as of April 30, 2018, 104,184 shares reserved and unallocated under the 2009 Stock Plan, as amended, and 335,040 shares reserved and unallocated under the 2014 Equity Incentive Plan, as amended, plus (ii) up to 2,885,121 additional shares that may be added to the 2018 Plan in connection with the forfeiture or expiration of awards outstanding under the 2014 Plan, the 2009 Plan and the 2004 Plan as of May 31, 2018. Additionally, the number of shares of common stock that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with January 1, 2019, and continuing with January 1, 2028 by an amount equal to the lesser of (i) 4% of the number of outstanding shares of common stock on that date and (ii) an amount determined by the Company’s board of directors or compensation committee; provided, however, that in no event will the number of shares available for issuance under the 2018 Plan be increased to the extent such increase, in addition to any other increases proposed by the board of directors in the number of shares available for issuance under all other employee or director stock plan would result in the total number of shares then available for issuance under all employee and director stock plans exceeding 20% of the outstanding shares of the Company’s common stock on the first day of the applicable fiscal year.  As of December 31, 2019, options to purchase 736,916 shares of common stock were available for future grants under the 2018 Plan.

2004 Employee Stock Purchase Plan

On January 1, 2017 an additional 9,091 shares were authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. The 2004 Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the years ended December 31, 2019 and December 31, 2018, no shares were purchased by employees under the 2004 Purchase Plan. At December 31, 2019 and 2018, 8,636 were authorized and available for issuance under the 2004 Purchase Plan.

The following table summarizes information about stock option activity for years ended December 31, 2019 and 2018:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value of December 31, 2018 (in millions):
Balances, December 31, 2017	2,768,711	$12.07	5.6	$11.0
Options granted	1,844,787	6.98
Options exercised	(407,682)	0.70
Options canceled	(202,817)	20.83
Balances, December 31, 2018	4,002,999	$10.43	6.4	$1.5
Options granted	2,003,600	6.01
Options exercised	(286,479)	6.10
Options canceled	(976,130)	22.37
Balances, December 31, 2019	4,743,990	$6.37	8.2	$36.5

Vested and expected to vest December 31, 2019	4,743,990	$6.37	8.2	$36.5
Exercisable at December 31, 2019	1,779,916	$5.98	7.0	$14.6

At December 31, 2019, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.42 - 1.85	478,366	3.80	$1.07	475,308	$1.06
$4.04 - 4.28	6,681	7.72	$4.22	4,191	$4.20
$4.66 - 4.66	1,030,126	9.11	$4.66	105,638	$4.66
$4.74 - 5.81	428,825	8.93	$5.06	73,716	$5.16
$6.31 - 6.31	1,227,849	8.41	$6.31	531,659	$6.31
$6.54 - 8.21	537,662	8.78	$7.63	123,674	$8.03
$8.35 - 9.28	134,450	9.56	$8.53	7,499	$9.24
$9.40 - 9.40	537,500	7.77	$9.40	348,437	$9.40
$10.78 - 61.27	360,713	8.71	$12.58	107,976	$13.22
$70.29 - 70.29	1,818	2.37	$70.29	1,818	$70.29
$0.42 - 70.29	4,743,990	8.16		1,779,916	$5.98

The total intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 were $0.6 million and $2.6 million, respectively, determined at the date of the option exercise. Cash received from stock option exercises were $1.7 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to its current loss position.

Stock-based Compensation

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2019	2018
Stock-based compensation expense:
Research and development	$2,398	$1,192
General and administrative	3,461	2,800
	$5,859	$3,992

Employee Stock-based Compensation Expense

Valuation Assumptions

The fair value of employee stock options was estimated using the following weighted-average assumptions for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Employee Stock Options
Risk-free interest rate	2.37%	2.79%
Expected life (in years)	6.08	6.03
Dividend yield	—	—
Volatility	108.70%	107.15%
Weighted-average fair value of stock options granted	$5.00	$5.79

As of December 31, 2019, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity compensation plans was approximately $15.0 million. This cost will be recorded as compensation expense ratably over the remaining weighted average requisite service period of approximately 2.71 years.

NOTE 13—INCOME TAXES

For the years ended December 31, 2019 and 2018, the Company did not record an income tax provision due to net operating losses and the inability to record an income tax benefit.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2019	2018
U.S. federal taxes (benefit) at statutory rate	$(14,578)	$(6,361)
State federal income tax benefit	(528)	(69)
Permanent differences	34	(160)
Stock compensation	4,112	136
Research and development credits	(1,677)	(608)
Change in valuation allowance due to operations	12,756	2,758
Expiring state carryovers and other	(119)	4,304
Total	$—	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforward	$26,554	$19,941
Research and development credits	4,147	2,049
Deferred stock compensation	1,571	4,547
Deferred revenue	1,956	210
Lease liability	2,835	—
Other	736	404
Total deferred tax assets	37,799	27,151

Total deferred tax liabilities
Depreciable and amortizable assets	(1,340)	(925)
Right-of-use asset	(2,112)	—
R&D intangible assets	(956)	(5,591)
Total deferred tax liabilities	(4,408)	(6,516)
Less: Valuation allowance	(33,391)	(20,635)
Net deferred tax assets	$—	$—

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $125.5 million available to offset future taxable income. The Company’s federal net operating loss carryforwards will begin to expire in 2024 if not used before such time to offset future taxable income or tax liabilities. Federal tax loss carryforwards that were created prior to December 31, 2017 expire through 2037, all tax loss carryforwards created after that date do not expire. A portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2019, the Company had tax credits available to offset future taxes of approximately $3.5 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $0.8 million, which expire beginning 2033.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $12.8 million from continuing operations, and the remaining changes in valuation allowance relates to the write-off of certain state tax attributes.

The total amount of unrecognized benefits as of December 31, 2019 and 2018 was $0.  The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows:

(in thousands)	2019	2018
Gross unrecognized tax benefits at January 1,	$—	$1,143
Gross increases (decreases) related to acquisitions	—	(1,143)
Gross increases related to current year tax positions	—	—
Gross unrecognized tax benefits at December 31,	$—	$—

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination until the statute of limitations closes for the tax year in which the net operating losses are utilized.

NOTE 14—EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Molecular Templates 401(k) Plan”). Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Molecular Templates 401(k) Plan by the Company were $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 15 – IN-PROCESS RESEARCH AND DEVELOPMENT

In-process research and development represent the fair value of the Company’s legacy program, Evofosfamide, which was acquired as a part of the merger agreement with Threshold.  For more information refer to Note 1 “Organization and Summary of Significant Accounting Policies”.

Fair value of In-process research and development is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. The Company obtained a fair value estimate, from a third party specialist as of August 1, 2019, and determined the asset was impaired and the value was not fully recoverable. During the year ended December 31, 2019, the Company recorded a related impairment of $22.1 million. Future write-downs of the asset are possible based upon the amount of proceeds from an eventual sale of the asset.

Additionally, the Company has reclassified the remaining $4.5 million to In-process research and development - held for sale as the Company plans to sell the asset within the next year.

NOTE 16—SUBSEQUENT EVENTS

Not Applicable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness, as described below.

Notwithstanding the material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this annual report on Form 10-K present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of the material weakness described below, our internal control over financial reporting at December 31, 2019 was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment identified a material weakness related to IT general controls for the significant applications used in the preparation of the financial statements. Specifically, controls were not designed and operating effectively over the manage access process to adequately restrict user and privileged access to the financial applications, including periodic review of appropriate access; and over program change management to ensure that program and data changes were tested, authorized and implemented appropriately. Accordingly, automated controls and manual controls that are dependent on the effective operation of the deficient IT general controls were also ineffective.

Attestation Report of Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2019, which is included below.

Remediation

Management has implemented and continues to implement a remediation plan to address the root causes which contributed to the material weakness and is committed to a strong Internal Control over Financial Reporting (ICFR) environment. The remediation plan includes, but is not limited to:

•

Implementing improved IT change management policies and procedures, control activities, and tools to ensure changes affecting financial IT applications are identified, authorized, tested, and implemented appropriately;

•

Implementing improved processes for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required;

•	The implementation of appropriate segregation of duties in all systems that impact internal control over financial reporting;
•	Increasing resources dedicated to monitoring IT general controls to ensure compliance with policies and procedures;
•

Engaging outside resources to assist with the design and implementation of a risk-based internal controls plan, enhance process documentation, provide company-wide training, and help with management's self-assessment and testing of internal controls.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Molecular Templates, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Molecular Templates, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Molecular Templates, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to IT general controls for the significant applications used in the preparation of the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Molecular Templates, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for the years then ended, and the related notes  (collectively referred to as the “consolidated financial statements”).  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 13, 2020, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying

Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Austin, Texas

March 13, 2020

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2019 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2020 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 1, 2017).

3.3

Certificate of Amendment (Name Change) of Amended and Restated Certificate of Incorporation of the Company, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 7, 2017).

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated November 22, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on November 25, 2019).

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2019).

4.1

Form of Warrant issued pursuant to the Company’s prospectus supplement, dated February 18, 2015, and accompanying prospectus (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 3, 2015).

4.2

Form of Warrant issued pursuant to the Securities Purchase Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on August 7, 2017).

4.3

Form of Warrant issued to Wedbush Securities, dated December 1, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-32979), as filed on March 30, 2018).

4.4

Warrant to Purchase Common Stock issued to Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 2, 2018).

4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-3 (File No. 333-228975), filed on December 21, 2018).

4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form S-3 (File No. 333-228975), filed on December 21, 2018).

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

10.3

Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Company on June 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on December 19, 2019).

10.4	2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on October 13, 2017).

10.5+

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 7, 2017).

10.6+

Form of Notice of Grant of Stock Options and Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K (File No. 000-51136) filed on March 17, 2006).

10.7+

Form of Stock Option Grant Notice and Option Agreement for employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 30, 2018).

10.8+

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed  on March 30, 2018).

10.9+

Amended and Restated Executive Employment Agreement, dated April 22, 2016, between Molecular Templates OpCo, Inc. and Eric E. Poma, Ph.D. (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-4/A (File No. 333-217993) filed on May 15, 2017).

10.10+

Amended and Restated Executive Employment Agreement, dated April 22, 2016, between Molecular Templates OpCo, Inc. and Jason Kim (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4/A (File No. 333-217993) filed on May 15, 2017).

10.11+

Amended and Restated Executive Employment Agreement, dated November 3, 2017, by and between the Company and Adam D. Cutler (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 30, 2018).

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

10.17

Lease Agreement, dated as of October 1, 2016, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc., as amended on January 30, 2017 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4, filed on May 15, 2017, as amended on June 27, 2017).

10.17.1

Second Amendment to the Lease Agreement, dated October 1, 2016, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc., dated March 29, 2017 (incorporated by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 30, 2018).

10.17.2

Third Amendment to the Lease Agreement, dated October 1, 2016, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc., dated June 27, 2017 (incorporated by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 30, 2018).

10.18

Sublease, dated October 1, 2016, by and between Zimmer Holdings, Inc. and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4 (File No. 333-217993), filed on May 15, 2017, as amended on June 27, 2017).

10.19

Lease, dated as of August 11, 2016, by and between Evergreen Shipping Agency (America) Corporation and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4 (File No. 333-217993), filed on May 15, 2017, as amended on June 27, 2017).

10.20†

Research Collaboration and Option Agreement, dated as of October 31, 2016, by and between Takeda Pharmaceutical Company, Ltd. and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4 (File No. 333-217993), filed on May 15, 2017, as amended on June 27, 2017).

10.21†

Non-Exclusive License Agreement, dated as of July 17, 2014, by and between the Henry M. Jackson Foundation for the Advancement of Military Medicine and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4 (File No. 333-217993), filed on May 15, 2017, as amended on June 27, 2017).

10.22+

Molecular Templates Amended and Restated 2009 Stock Plan, as amended through September 19, 2013 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 30, 2018).

10.23+	Molecular Templates 2009 Stock Plan Form of Option Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 30, 2018).

10.24

Equity Commitment Letter Agreement, dated as of March 16, 2017, among the Company, Molecular Templates OpCo, Inc., and Longitude Venture Partners III, L.P. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-4 (File No. 333-217993), filed on May 15, 2017, as amended on June 27, 2017).

10.25

Note Purchase Agreement, dated as of March 16, 2017, by and between the Company and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-4 (File No. 333-217993), filed on May 15, 2017, as amended on June 27, 2017).

10.26

Securities Purchase Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 7, 2017).

10.27

Registration Rights Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 7, 2017).

10.28

Amended and Restated Loan and Security Agreement, dated as of April 30, 2015, by and between Molecular Templates OpCo, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-4 (File No. 333-217993), filed on May 15, 2017, as amended on June 27, 2017).

10.29†

Multi-License Collaboration and License Agreement, dated as of June 23, 2017, by and between Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company, Ltd. and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-32979) filed on October 17, 2017).

10.30

Stock Purchase Agreement, dated as of June 23, 2017, by and among Molecular Templates OpCo, Inc., the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4, filed on May 15, 2017, as amended on June 27, 2017).

10.31†

Cancer Research Grant Contract, dated as of November 7, 2012, by and between the Cancer Prevention & Research Institute of Texas and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on June 22, 2018).

10.32+	Molecular Templates, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on June 1, 2018).

10.33+

Form of Stock Option Grant Notice and Option Agreement for employees under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-225826),  filed on June 22, 2018).

10.34+

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-225826) filed on June 22, 2018).

10.35†

Development Collaboration and Exclusive License Agreement by and between Molecular Templates, Inc. and Millennium Pharmaceuticals, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on November 13, 2018).

10.36†

Cancer Research Grant Contract, dated September 18, 2018, by and between Molecular Templates, Inc. and the Cancer Prevention and Research Institute of Texas (incorporated by reference to Exhibit 10.3 to the Company Quarterly Report on Form 10-Q/A (File No. 001-32979) filed on February 13, 2019).

10.37*

Sublease, dated as of January 23, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2019).

10.38

Credit Agreement and Guaranty, dated as of February 27, 2018, among the Molecular Templates OpCo, Inc., a Delaware corporation, as borrower, Molecular Templates, Inc., a Delaware corporation, as guarantor, Perceptive Credit Holdings II, LP, as Lender, and certain of Lender’s successors and assigns party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on March 2, 2018).

10.39

Registration Rights Agreement, dated February 27, 2018, by and between Molecular Templates, Inc. and Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on March 2, 2018).

10.40

Underwriting Agreement, dated September 20, 2018, among Molecular Templates, Inc. and Cowen and Company, LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on September 24, 2018).

10.41

Sales Agreement, dated December 21, 2018, by and among Molecular Templates, Inc. and Cantor Fitzgerald & Co  (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-228975), filed on December 21, 2018).

10.42

Sublease Agreement, dated as of January 23, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 13, 2019).

10.43

First Amendment to Sublease Agreement, dated as of May 16, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 12, 2019).

10.44††

First Amendment to the Development Collaboration and Exclusive License Agreement, dated as of July 18, 2019, by and between Molecular Templates, Inc. and Millennium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 12, 2019).

10.45

Underwriting Agreement, dated November 20, 2019, among Molecular Templates, Inc. and Cowen and Company, LLC, Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on November 25, 2019).

10.46*††	Master Collaboration Agreement, dated November 18, 2019, by and between Vertex Pharmaceuticals Incorporated and Molecular Templates, Inc.

10.47*	Share Purchase Agreement, dated November 18, 2019, by and between Vertex Pharmaceuticals Incorporated and Molecular Templates, Inc.

10.48+	Executive Employment Agreement, dated February 19, 2019, by and between the Company and Roger J. Waltzman, M.D.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	Filed herewith.

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

MOLECULAR TEMPLATES, INC.

March 13, 2020	By:	/s/ ERIC E. POMA, PH.D.
Eric E. Poma, Ph.D. Chief Executive Officer and Chief Scientific Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric E. Poma, Ph.D.	Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)	March 13, 2020
Eric E. Poma, Ph.D.

/s/ Adam Cutler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2020
Adam Cutler

/s/ Harold E. Selick, Ph.D.	Director	March 13, 2020
Harold E. Selick, Ph.D.

/s/ Jonathan Lanfear	Director	March 13, 2020
Jonathan Lanfear

/s/ David R. Hoffmann	Director	March 13, 2020
David R. Hoffmann

/s/ David Hirsch	Director	March 13, 2020
David Hirsch

/s/ Kevin Lalande	Director	March 13, 2020
Kevin Lalande

/s/ Scott Morenstein	Director	March 13, 2020
Scott Morenstein

/s/ Corazon “Corsee” Sanders, Ph.D.	Director	March 13, 2020
Corazon “Corsee” Sanders, Ph.D.