Form 10-Q
period 2020-06-30
Molecular Templates, Inc.
filed 2020-08-07
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

On August 4, 2020, there were 49,919,267 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body (“ETB”) biologic candidates;
•	the timing and our ability to advance the development of our drug or biologic candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates;
•	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
•	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;
•	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug or biologic product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our anticipated use of proceeds from any financing activities;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	the extent to which COVID-19 will continue to impact our business operations or financial condition;
•	our projected financial performance; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors”.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$27,645	$85,451
Marketable securities, current	63,361	39,633
Prepaid expenses	3,347	2,318
Grants revenue receivable	5,900	7,100
Accounts receivable, related party	3,167	408
In-process research and development - held for sale	4,500	4,500
Other current assets	160	489
Total current assets	108,080	139,899
Marketable securities, non-current	—	1,510
Operating lease right-of-use assets, non-current	9,266	9,959
Property and equipment, net	20,224	18,158
Other assets	4,840	4,676
Total assets	$142,410	$174,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,660	$1,465
Accrued liabilities	14,129	14,544
Deferred revenue, current	13,284	8,511
Deferred revenue, current, related party	5,218	8,780
Other current liabilities, related party	5,325	—
Other current liabilities	1,785	2,501
Total current liabilities	41,401	35,801
Deferred revenue, long-term	9,728	18,944
Deferred revenue, long-term, related party	1,849	441
Long-term debt, net	14,721	2,940
Operating lease liabilities, non-current	10,771	11,682
Other liabilities, related party	6,654	—
Other liabilities	1,427	1,366
Total liabilities	86,551	71,174
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at June 30, 2020 and December 31, 2019; issued and outstanding: 250 shares at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at June 30, 2020 and December 31, 2019; issued and outstanding: 45,778,876 shares at June 30, 2020 and 45,589,157 shares at December 31, 2019	46	46
Additional paid-in capital	273,012	267,089
Accumulated other comprehensive income	172	18
Accumulated deficit	(217,371)	(164,125)
Total stockholders’ equity	55,859	103,028
Total liabilities and stockholders’ equity	$142,410	$174,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development revenue, related party	$3,063	$5,211	$3,396	$11,624
Research and development revenue, other	2,977	—	4,444	—
Grant revenue	869	236	3,210	831
Total revenue	6,909	5,447	11,050	12,455
Operating expenses:
Research and development	30,414	10,243	51,045	18,697
General and administrative	6,412	4,605	12,059	9,540
Total operating expenses	36,826	14,848	63,104	28,237
Loss from operations	29,917	9,401	52,054	15,782
Interest and other income, net	286	543	758	1,053
Interest and other expense, net	(360)	(301)	(708)	(594)
Loss on extinguishment of debt	(1,237)	—	(1,237)	—
Change in fair value of warrant liabilities	—	6	—	2
Loss before provision for income taxes	31,228	9,153	53,241	15,321
Provision for income taxes	—	—	5	—
Net loss	31,228	9,153	53,246	15,321
Net loss attributable to common shareholders	$31,228	$9,153	$53,246	$15,321
Net loss per share attributable to common shareholders:
Basic and diluted	$0.68	$0.25	$1.17	$0.42
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	45,725,481	36,819,846	45,687,278	36,779,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$31,228	$9,153	$53,246	$15,321
Other comprehensive income:
Unrealized gain on available-for-sale securities	(110)	25	154	25
Comprehensive loss	$31,338	$9,128	$53,092	$15,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Stockholders' Equity (Deficit), beginning balances	$83,766	$96,137	$103,028	$100,906

Preferred Stock:
Beginning balance	—	—	—	—
Issuance of preferred stock	—	—	—	—
Ending balance	—	—	—	—

Common Stock:
Beginning balance	46	37	46	37
Issuance of common stock pursuant to stock plans	—	—	—	—
Ending balance	46	37	46	37

Additional Paid-In Capital
Beginning balance	269,581	196,972	267,089	195,573
Issuance of common stock pursuant to stock plans	381	809	681	847
Stock-based compensation	3,050	1,442	5,242	2,803
Ending balance	273,012	199,223	273,012	199,223

Accumulated Other Comprehensive Income:
Beginning balance	282	—	18	—
Other comprehensive income	(110)	25	154	25
Ending balance	172	25	172	25

Accumulated deficit:
Beginning balance	(186,143)	(100,872)	(164,125)	(94,704)
Net loss	(31,228)	(9,153)	(53,246)	(15,321)
Ending balance	(217,371)	(110,025)	(217,371)	(110,025)

Total Stockholders' Equity	$55,859	$89,260	$55,859	$89,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$53,246	$15,321
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	1,318	301
Stock-based compensation expense	5,242	2,803
Amortization of debt discount and accretion related to debt	243	221
Change in common stock warrant fair value	—	(2)
Accretion of asset retirement obligations	62	25
Loss on extinguishment of debt	1,237	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,029)	(14)
Accounts receivable, related party	(2,759)	240
Grants revenue receivable	1,200	—
Other assets	364	(763)
Operating lease right-of-use assets and liabilities	(122)	678
Accounts payable	149	862
Accrued liabilities	(514)	1,098
Other liabilities	—	(330)
Other liabilities, related party	11,979	—
Deferred revenue	(4,443)	—
Deferred revenue, related party	(2,154)	(12,676)
Net cash used in operating activities	(42,473)	(22,878)
Cash flows from investing activities:
Purchases of property and equipment	(3,429)	(1,121)
Purchase of marketable securities	(60,171)	(55,659)
Sales of marketable securities	38,323	10,893
Net cash used in investing activities	(25,277)	(45,887)
Cash flows from financing activities:
Payments of capital and finance lease obligations	(13)	(8)
Proceeds from issuance of long-term debt and warrants, net	14,677	—
Repayment of long-term debt	(5,176)	—
Proceeds from stock option exercises	681	847
Proceeds from issuance of common stock and warrants, net of offering expenses	—	—
Net cash provided by financing activities	10,169	839
Net (decrease) in cash, cash equivalents, and restricted cash	(57,581)	(67,926)
Cash, cash equivalents and restricted cash, beginning of period	88,451	87,721
Cash, cash equivalents and restricted cash, end of period	$30,870	$19,795
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$27,645	$16,795
Restricted cash included in Other assets	3,225	3,000
Total cash, cash equivalents and restricted cash	$30,870	$19,795
Supplemental Cash Flow Information
Cash paid for interest	$248	$344
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$145	1,600
Right-of-use asset obtained in exchange for operating lease obligations	—	7,295
Adoption of ASC 842	—	$4,179
Total non-cash investing and financing activities	$145	$13,074

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

In March 2020, the outbreak of SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or the novel coronavirus, which causes the coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, it has resulted in  a significant slowdown in the pace of site initiations and patient enrollment across the Company’s MT-3724 Phase II programs, however, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, including its ongoing clinical trials, results of operations and financial condition will depend on future developments that are highly uncertain.  Additionally, the economic impact of COVID-19 on local, regional, national and international markets may have a material adverse impact on the Company. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of risks.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes could differ from those estimates, and a change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results.

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

Reclassifications

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. The condensed consolidated balance sheet at December 31, 2019 included herein was derived from the audited financial statements at that date, but includes a reclassification of $8.8 million from Deferred revenue, current to Deferred revenue, current, related party and $0.4 million from Deferred revenue, non-current to Deferred revenue, non-current, related party in order to conform to current period presentation.  The condensed consolidated statements of cash flow for the six months ended June 30, 2019 included herein includes a reclassification of $12.7 million from Deferred revenue to Deferred revenue, related party.

Liquidity

At June 30, 2020, we had cash, cash equivalents, and marketable securities of $91.0 million The Company has devoted substantially all of its resources to developing its ETB candidates and platform technology, building its intellectual property portfolio, developing its supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. The Company expects that its existing cash, cash equivalents and marketable securities will enable it to fund its operating expenses and capital expenditure requirements into 2022.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2020, as compared to the significant accounting policies disclosed in Note 1, Summary of significant accounting policies, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $3.2 million of restricted cash at June 30, 2020 and $3.0 million at December 31, 2019.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

The Company’s cash and cash equivalents are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) and Vertex Pharmaceuticals Incorporated (“Vertex”).  Takeda accounted for approximately 44% and 96% of total revenues for the three months ended June 30, 2020 and 2019 respectively and approximately 31% and 93% of the total revenues for the six months ended June 30, 2020 and June 30, 2019, respectively.  Vertex accounted for approximately $43% and 0% of total revenues for the three months ended June 30, 2020 and 2019, respectively and approximately 40% and 0% for the six months ended June 30, 2020 and June 30, 2019 respectively.

In July 2020, the Company became aware of one potentially non-conforming batch of a single Company product fill which may not meet manufacturing specifications. If upon the conclusion of the batch evaluation such batch is deemed to be non-conforming this could result in a reversal of revenue in future periods as the Company recognizes collaboration revenue over time by measuring progress toward completion to satisfy the performance obligation. The Company does not believe this potential non-conforming batch will result in an increased timeline for its ongoing projects nor does it affect any other batches, production, or manufacturing.  The Company expects to be able to meet the supply needs for all of its active clinical trials.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU was effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The impact of the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848: Facilitation of the Effects of Reference Rate Reform on Financial Reporting). The new guidance provides optional guidance for a limited period of time for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance will be effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at June 30, 2020 and 2019 stock options, warrants and, if converted, preferred stock totaling approximately 10,024,000 and 8,628,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of the Company’s collaboration partner's parent company headquarters.  Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Japan	$3,063	$5,211	$3,396	$11,624
United States	2,977	—	4,444	—
Total research and development revenue	$6,040	$5,211	$7,840	$11,624

Related Party Collaboration Agreement - Takeda

Research and development revenue from related party relates to revenue from research and development agreements with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Takeda Individual Project Agreement	—	—	—	54
Takeda Development and License Agreement	3,028	5,012	3,176	11,126
Takeda Multi-Target Agreement	35	199	220	444
Total research and development revenue	$3,063	$5,211	$3,396	$11,624

At June 30, 2020 and December 31, 2019, the Company had deferred revenue, other liabilities for co-share payments and accounts receivable balances from the research and development agreements with Takeda, who is a related party, were as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets
Accounts receivable	$3,167	$408
Liabilities
Other current liabilities	$5,325	—
Deferred revenue, current	5,218	8,780
Deferred revenue, non-current	1,849	441
Other liabilities	6,654	—
Total liabilities	$19,046	$9,221

Takeda Development and License Agreement

On September 18, 2018, the Company entered into a Development Collaboration and Exclusive License Agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda (“Takeda Development and License Agreement”), for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

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

At June 30, 2020, the other potential development milestones and sales milestones are not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control.  Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price.

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

At June 30, 2020 and December 31, 2019, total deferred revenue related to the performance obligation was $4.2 million and $6.1 million, respectively.

Takeda Multi-Target Agreement

In June 2017, the Company entered into a Multi-Target Collaboration and License Agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda (the “Takeda Multi-Target Agreement”), in which the Company agreed to collaborate with Takeda to identify and generate ETBs, against two targets designated by Takeda. Takeda designated certain targets of interest as the focus of the research. Each party granted to the other nonexclusive rights in its intellectual property for purposes of the conduct of the research, and the Company agreed to work exclusively with Takeda with respect to the designated targets.

Under the Takeda Multi-Target Agreement, Takeda has an option during an option period to obtain an exclusive license under the Company’s intellectual property to develop, manufacture, commercialize and otherwise exploit ETBs against the designated targets. The option period for each target ends three months after the completion of the evaluation of such designated target.

As of June 30, 2020, the Company has received cumulative payments of $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement. The Company may receive additional payments from the following:

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

At June 30, 2020 and December 31, 2019, deferred revenue related to the performance obligation was $2.9 million and $3.1 million, respectively.

Vertex Collaboration Agreement

In November 2019, the Company entered into a Master Collaboration Agreement (the “Vertex Collaboration Agreement”) with Vertex, to perform strategic research leveraging the Company’s ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology.

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

Vertex paid the Company an upfront payment of $38 million, consisting of $23 million in cash and a $15 million equity investment pursuant to a Share Purchase Agreement (the “SPA”), described below. In addition to the upfront payments, the Company may also receive an additional $22 million through the exercise of the options to license ETB products or to add an additional target. Additionally, Vertex will reimburse the Company for certain mutually agreed manufacturing technology transfer activities.

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

At June 30, 2020 and December 31, 2019, deferred revenue related the Vertex Collaboration Agreement was $23.0 million and $27.5 million, respectively.

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

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724. This product development grant ended in November 2019. At June 30, 2020 the Company had received $14 million and has a remaining receivable of $5.9 million.

During the three months ended June 30, 2020 and June 30, 2019 the Company recognized $0.9 million and $0.2 million in grant revenue under these awards, respectively. During the six months ended June 30, 2020 and June 30, 2019, the Company recognized $3.2 million and $0.8 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At June 30, 2020 and December 31, 2019, the Company had $5.9 million and $7.1 million, respectively, recorded in Grants revenue receivable.

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

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	June 30, 2020	Level 1	Level 2	Level 3
Money market funds	$22,505	$22,505	$—	$—
Commercial paper	30,752	—	30,752	—
United States Treasury Bills	26,079	—	26,079	—
United States government-related debt securities	7,523	—	7,523	—
Corporate bonds	1,006	—	1,006	—
Total	$87,865	$22,505	$65,360	$—
Amounts included in:
Cash and cash equivalents	$24,504
Marketable securities, current	63,361
Marketable securities, non-current	—
Total cash equivalents and marketable securities	$87,865

		Basis of Fair Value Measurements
	December 31, 2019	Level 1	Level 2	Level 3
Money market funds	$79,970	$79,970	$—	$—
Commercial paper	20,436	—	20,436	—
United States Treasury Bills	16,738	—	16,738	—
United States government-related debt securities	7,010	—	7,010	—
Corporate bonds	1,351	—	1,351	—
Total	$125,505	$79,970	$45,535	$—
Amounts included in:
Cash and cash equivalents	$84,362
Marketable securities, current	39,633
Marketable securities, non-current	1,510
Total cash equivalents and marketable securities	$125,505

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2020
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$24,505	$—	$—	$24,505
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	63,188	172		63,360
Marketable securities, non-current - Treasury bills	$—	$—	$—	$—

	December 31, 2019
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$84,361	$1	$—	$84,362
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	39,616	17	—	39,633
Marketable securities, non-current - Treasury bills	1,510	—	—	1,510

The following summarized the contractual maturities of the Company’s available-for-sale investments:

	June 30, 2020
	Cost Basis	Fair Value
Due in one year or less	$87,693	$87,865
Due after one year through five years	—	—
Total	$87,693	$87,865

	December 31, 2019
	Cost Basis	Fair Value
Due in one year or less	$123,977	$123,995
Due after one year through five years	1,510	1,510
Total	$125,487	$125,505

The Company received no proceeds and $1.3 million of proceeds from the sale of available-for-sale securities for the six months ended June 30, 2020 and June 30, 2019, respectively, with an immaterial realized gain for the six months ended June 30, 2019. The basis on which the cost of the security sold was determined is specific identification.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued liabilities:
General and administrative	$1,514	$4,521
Clinical trial related costs	1,669	1,383
Non-clinical research and manufacturing operations	8,041	5,774
Payroll related	2,860	2,849
Other accrued expenses	45	17
Total Accrued liabilities	$14,129	$14,544

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$13,028	$10,587
Leasehold improvements	11,391	10,383
Furniture and fixtures	150	150
Computer and equipment	457	331
	25,026	21,451
Less: Accumulated depreciation	(4,802)	(3,293)
Total property and equipment, net	$20,224	$18,158

Depreciation expense was $0.8 million and $0.5 million for the three months ended June 30, 2020 and 2019 respectively and $1.5 million and $0.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

In connection with the continued expansion of the Company’s facilities, at June 30, 2020 and December 31, 2019, the Company had net ARO assets totaling $0.9 million and $1.0 million, respectively. The ARO assets are included in Leasehold improvements.

NOTE 8 — BORROWING ARRANGEMENTS

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consisted of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan which the Company did not draw down. The principal on the facility accrued interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin was 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, would be increased by 4.00% per annum. Payments for the first 24 months were interest only and paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million were due each calendar quarter. The Company incurred $0.5 million in deferred finance costs and issued the debt net of a $1.5 million discount.

The Company repaid the Perceptive Credit Facility on May 21, 2020, from the proceeds of the K2 Loan and Security Agreement, discussed below. Upon the termination of the Perceptive Credit Facility, the Company paid $4.9 million in principal and interest and $0.1 million in exit fees and prepayment penalties.  The Company recognized a total loss on extinguishment of debt in the amount of $1.2 million related to the Perceptive Credit Facility during the three and six months ended June 30, 2020.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5792, subject to certain adjustments as specified in the Warrant. For more information refer to Note 11, “Stockholders Equity” included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020. The fair value of the warrant of $1.5 million was recorded as a debt discount at issuance and is included in the loss on extinguishment.

K2 Health Ventures Loan and Security Agreement

On May 21, 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”).  The K2 Loan and Security Agreement consists of three tranches, the first of which was drawn on the closing date in the amount of $15.0 million. The second tranche of $20.0 million may be drawn between March 1, 2021 and June 30, 2021 at the Company’s option and subject to the achievement of certain clinical milestones.  A third tranche of $10.0 million may be drawn after the Company’s second tranche draw, but prior to December 31, 2021. The principal accrues interest at an annual rate of equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2% and commenced on July 1, 2020.  The interest rate at June 30, 2020 was 8.45%. Payments are interest only until July 1, 2022, provided, however, that if no event of default has occurred and the second tranche has been fully funded payments will be interest only until July 1, 2023.  After the second anniversary of the closing date of the K2 Loan and Security Agreement, principal payments are due monthly. The loan matures on June 1, 2024 and includes both financial and non-financial covenants including a minimum cash balance requirement.  The Company expects to be compliant with the debt covenants for the next 12 months. The Company recorded the debt net of $1.1 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method.  Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which will be classified as a prepaid asset until drawn upon.

As of June 30, 2020 and December 31, 2019 the Perceptive Credit Facility principal balance was $0.0 million and $5.0 million, respectively.

As of June 30, 2020 and December 31, 2019 the K2 Loan principal balance was $15.0 million and $0.0 million, respectively.

As of June 30, 2020 and December 31, 2019 the carrying value of the long-term debt was $14.7 million and $3.7 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at June 30, 2020 ($ in thousands):

2020	—
2021	—
2022	4,105
2023	7,537
2024	3,358
Total Principal Amounts	15,000
Final Fee Due at Maturity	817
Unamortized discount, deferred costs and final fee	(1,096)
Total Long-Term Debt, net	14,721

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

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of three years to eight years, and the finance leases have remaining terms of less than one year. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. For leases commencing in 2019 and later, the Company will account for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) with non-lease components (e.g. common area maintenance costs). Certain leases include options to renew, with renewal terms that can extend the lease term from three to five years. The exercise of lease renewal options for the Company’s existing leases is at its sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

In January 2019, the Company entered into a lease agreement for an additional 57,000 square feet of administrative office and research and development space in Austin, Texas. The lease commenced March 2019 and expires August 2028 and does not contain an option to renew. The tables below include the impact of this lease. Upon the commencement of the lease, the Company recorded an operating lease ROU asset and a lease liability of $7.2 million. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit of $3.0 million. Additionally, the Company has recorded an asset retirement obligation as a result of this lease which has a balance of $0.4 million at June 30, 2020.

In June 2020, the Company entered into a lease agreement for office space in New York, New York.  The space will consist of an initial 9,289 square feet and an additional 3,000 square feet upon expansion.  The lease for the initial space commenced on August 1, 2020.  The expansion space will commence on the later of (i) the commencement date or (ii) the date on which there has been delivery of vacant possession. The possession of the expansion space shall not commence prior to November 1, 2020. The term for both spaces will expire on October 30, 2025 and does not contain an option to renew.  In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit in the amount of $0.2 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating leases
Operating lease expense	$561	$1,123
Variable lease expense	130	$246
Total operating lease expense	$691	$1,369

Finance leases
Amortization of right-of-use asset	$2	$4
Interest on lease liabilities	-	-
Total finance lease expense	$2	$4

The following table summarizes the balance sheet classification of leases at June 30, 2020 (in thousands):

Operating leases
Operating lease right-of-use assets, non-current	$9,266

Operating lease liabilities, current[1]	$1,779
Operating lease liabilities, non-current	10,771
Total operating lease liabilities	$12,550

Finance leases
Property and equipment, at cost	$77
Accumulated depreciation	45
Property and equipment, net	$32

Finance lease liabilities, current[1]	$6

1.	Included in other current liabilities.

The following table presents other information on leases as of June 30, 2020:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	7.0	6.71%
Finance leases	0.5	6.51%

Maturities of lease liabilities were as follows as of June 30, 2020 (in thousands):

	Operating Leases	Finance Leases
2020, remainder	$1,272	$6
2021	2,589
2022	2,650
2023	1,961
2024	1,474
2025	1,517
Thereafter	4,243
Total lease payments	15,706	6
Less:
Imputed interest	(3,156)	—
Total lease liabilities	$12,550	$6

Supplemental cash flow information related to the Company’s leases were as follows for the six months ended June 30, 2020 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,245
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$13

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $1.0 million at June 30, 2020. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO.  The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $13.5 million of future services under these agreements at June 30, 2020, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations which in total range from $11.0 million to $11.6 million and include signed orders for capital equipment.

As a result of the Takeda Development and License Agreement, the Company exercised its right to cost-share approximately 50% of the development costs for Phase I.  Future clinical trial expense related to this trial has not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,703	$583	$2,849	$1,035
General and administrative	1,347	859	2,393	1,768
Total stock-based compensation	$3,050	$1,442	$5,242	$2,803

At June 30, 2020, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $35.1 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.85 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee Stock Options:
Risk-free interest rate	0.55%	2.31%	1.58%	2.55%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	111.61%	108.89%	110.67%	108.87%
Weighted-average fair value of stock options granted	$12.41	$6.65	$12.19	$4.28

Equity Incentive Plans

These plans consist of the 2018 Equity Incentive Plan; the 2014 Equity Incentive Plan, as amended; the 2004 Amended and Restated Equity Incentive Plan; and the Amended and Restated 2004 Employee Stock Purchase Plan. As of May 31, 2018, the 2014 Equity Incentive Plan; and the 2004 Equity Incentive Plan were terminated, and no further shares will be granted from those plans.

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	4,763,062	$6.36	8.1	$36.6
Granted	2,129,506	$14.58
Exercised	(189,719)	$3.59
Forfeitures	(73,359)	$11.14
Outstanding at June 30, 2020	6,629,490	$9.03	8.4	$33.6
Exercisable at June 30, 2020	2,306,319	$6.36	7.2	$17.4

The total intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019, was $2.0 million and $0.2 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $0.7 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

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

NOTE 13 – SUBSEQUENT EVENTS

In July 2020, the Company raised gross proceeds of approximately $50.0 million and net proceeds of $48.5 million through at-the-market sales (“ATM”) of its common stock pursuant to its ATM facility. The Company sold approximately 3.6 million shares of the Company’s common stock at a purchase price of $12.00 per share and 0.5 million shares at a purchase price of $12.70, in each case the market price at the time of sale.  These sales constituted the full available dollar amount under the Company’s current ATM facility, and with such completion, its current ATM facility has terminated.

On August 7, 2020, the Company filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-3 for $300.0 million of securities (the “Shelf Registration Statement”), inclusive of a $100.0 million ATM program. This Shelf Registration Statement is in replacement of the Company’s existing registration statement on Form S-3 and incorporates the unsold balance remaining thereto.  Once declared effective by the SEC, the Company may make sales of securities from time to time, depending on market conditions, pursuant to the Shelf Registration Statement.

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

You should read the following discussion and analysis of financial condition and results of operations together with Part I, Item 1, “Financial Statements,” which includes our financial statements and related notes, elsewhere in this Quarterly Report on Form 10-Q. In preparing this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we presume that readers have access to and have read the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in multiple Phase II studies. The dose escalation portion of the Phase I monotherapy clinical trial has been completed for MT-3724 and was followed by the initiation of a Phase Ib expansion cohort, which was initiated in the fourth quarter of 2017. Results of the Phase I/Ib study were presented at the American Society of Hematology (ASH) Annual Meeting, December 7-10, 2019 in Orlando, FL. Of the 13 serum rituximab negative (RTX-neg) diffuse large B cell lymphoma, or DLBCL or mixed DLBCL/FL subjects, 5 responded (38% objective response rate) across the range of 5 to 100 μg/kg doses. Of the 5 responses, 2 were complete responses (CRs) and 3 were partial responses (PRs) of which one was a complete metabolic response (CMR).  Three patients had stable disease (including 2 patients with 49% and 47% tumor reductions) and 5 patients had progressive disease. Of the 5 serum RTX-neg subjects with DLBCL who received MT-3724 at 50 μg/kg, the maximum tolerated dose (MTD), 3 responded (2 CRs, 1 PR).

In 2019, we initiated a Phase II cohort for the monotherapy trial with MT-3724, which has the potential to be a pivotal study. We have also initiated a Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin) in an earlier line of treatment for DLBCL and a second Phase II combination study with MT-3724 and Revlimid® (lenalidomide), also in an earlier line of DLBCL treatment. Interim results were presented at the virtual 25th Congress of the European Hematology Association (EHA) in June 2020. This data demonstrated preliminary evidence of tolerability and efficacy with lenalidomide at standard doses and MT-3724. Among 7 evaluable subjects, 2 were CRs and 3 were PRs. While there were no permanent discontinuations due to adverse events, grade 2 capillary leak syndrome occurred at 25 mcg/kg, leading to the opening of a new cohort at 20 mcg/kg. The study now has a new schedule of therapy with MT-3724 being dosed twice rather than three times weekly for the first two cycles and then on a weekly schedule thereafter. The combination study with GemOx has demonstrated preliminary evidence of efficacy but grade 2 innate immune adverse effects were seen with standard doses of gemcitabine and oxaliplatin and 10 μg/kg doses of MT-3724. The study protocol has been amended to include a revised schedule where MT-3724 dosing is initially sequenced with GemOx dosing. We expect to provide updates on all three Phase II studies of MT-3724 in the second half of 2020. We plan to initiate Phase II studies for MT-3724 in relapsed/refractory follicular lymphoma (FL) and relapsed/refractory mantle cell lymphoma (MCL) in the second half of 2020.

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing patients in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a maximum tolerated dose (MTD) or Recommended Phase II Dose (RP2D) is established in Part 1. We provided an update on this study in June 2020. All of the following information on the Phase I study for MT-5111 was as of that update. 10 subjects, with a median of 5 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111 (metastatic cholangiocarcinoma n=5, metastatic breast cancer n=4, metastatic gastro-esophageal junction carcinoma n=1).  Thus far, no dose limiting toxicities (DLTs) have been observed in any cohort and MT-5111 appears to be well tolerated, with no cardiotoxicity observed to date (cardiotoxicity is a known potential toxicity for HER2 targeted therapies). There were 4 subjects in total on treatment from the second (1 μg/kg/dose) and third cohorts (2 μg/kg/dose).  No cardiac AEs or abnormalities in cardiac biomarkers have been noted thus far.  Reported AEs that may be causally related among the 3 cohorts to date include the following: one instance of grade 1 chills, one instance of grade 1 hypophosphatemia, one instance of grade 1 nausea, and one instance of grade 2 AST elevation. The grade 2 AST elevation occurred in a subject in cohort 1 with disease progression in hepatic metastases; no causally related AST or ALT elevations have been noted in any other subjects to date. The ongoing subject from cohort 2 (45 y/o female with metastatic breast cancer) has stable disease (the subject only has evaluable disease but no measurable lesions per RECIST 1.1, and is classified as non-CR, non-PD per protocol) and remains on treatment, now in cycle 5.  One subject in cohort 3 with metastatic breast cancer has had a follow-up CT scan at the end of cycle 2 and has stable disease. Six subjects have discontinued for disease progression and two subjects are too early to evaluate. Cohort 4 (3.0 μg/kg/dose) has begun dosing. We are encouraged by the safety profile to date in these heavily pretreated patients and expect to provide an update on results from the subjects currently on treatment as well as higher dose cohorts from the dose escalation portion of the Phase 1 study (including doses that are predicted to be clinically active based on preclinical data) in the fourth quarter of 2020.

Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) filed an IND for TAK-169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019. Phase I dosing for TAK-169 began in the first quarter of 2020.

We anticipate filing an IND for MT-6402, our ETB targeting PD-L1, in the second half of 2020. We anticipate filing an IND for our ETB targeting CTLA-4 in 2021. We are also conducting preclinical research on ETBs targeting SLAMF-7 and CD45.

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

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. It has impacted, and is continuing to impact, all aspects of society, including the operation of the healthcare system and other business and economic activity worldwide. The COVID-19 pandemic, and other similar outbreaks of contagious diseases, may adversely impact our business, financial condition, and results of operations. For example, we and the third-party clinical trial sites or investigators involved in our current and future clinical trials may experience significant interruptions or delays as a result of this pandemic, and these could impact the conduct of our clinical trials and our ability to complete them in a timely manner or at all, which in turn could delay and/or negatively impact the regulatory review and approval of our product candidates.

We are carefully and continually evaluating the potential individual patient risk associated with continuing to enroll in our existing studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials.  We have decided, in collaboration with treating investigators, to allow our studies to remain open and able to treat enrolled patients and screen new patients.  This decision is predicated on the treating investigator determining that the potential benefit to the patient of investigational therapy outweighs the potential risk of contracting COVID-19.  Patients enrolled in our trials have relapsed or refractory incurable malignancies with few or no standard-of-care therapeutic options and limited life expectancy.  COVID-19 has led to a significant slowdown in the pace of site initiations and patient enrollment in our clinical studies. The degree of disruption is variable by geography and individual clinical site, with some sites closed to new enrollment, some screening and enrolling only patients with an urgent need for treatment, and a small minority attempting to operate as usual. The COVID-19 pandemic has resulted in a significant slowdown in the pace of site initiations and patient enrollment across our MT-3724 Phase II programs.  As a CD20-targeting agent for the treatment of hematological malignancy, MT-3724 may impair the ability to generate humoral immunity to coronavirus infection. To date, screening and enrollment for the MT-5111 Phase I study has been less adversely affected than the MT-3724 studies but it is enrolling at slower pace than was projected pre-COVID-19. To date, we have been able to continue to work at our cGMP manufacturing facility and laboratories without interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of our preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

The extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence and which may include, among other things, the ultimate severity and duration of this pandemic; governmental, business or other actions that have been, or will be, taken in response to this pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our or our partners’ supply chain and ability to continue to manufacture our investigational products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites or monitoring of data; and impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our medicines.

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

Unless earlier terminated, the Takeda Development and License Agreement will expire upon the expiration of the last-to-expire co-development royalty term (or royalty term, if applicable) for a Licensed Product. Takeda has the right to terminate the License Agreement at any time upon prior written notice to us. We, or Takeda may, subject to specified cure periods, terminate the Takeda Development and License Agreement in the event of the other party’s uncured material breach, and either party may terminate the Takeda Development and License Agreement under specified circumstances relating to the other party’s insolvency.

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

We received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of June 30, 2020, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

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

Vertex Pharmaceuticals

On November 18, 2019, we entered into a Master Collaboration Agreement (“Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), in which we and Vertex agreed to enter into a strategic research collaboration to leverage our ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology.

Pursuant to the Vertex Collaboration Agreement, Vertex will pay us an upfront payment of $38.0 million, consisting of $23.0 million in cash and a $15.0 million equity investment pursuant to a Share Purchase Agreement (the “SPA”), described further below. In addition to the upfront payments, we might also receive an additional $22.0 million through the exercise of the options to license ETB products or to add an additional target. We shall provide, and Vertex will reimburse us for, certain mutually agreed manufacturing technology transfer activities.

We might, for each target under the Vertex Collaboration Agreement, receive up to an additional $180.0 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $70.0 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive, subject to certain reductions, tiered mid-single digit royalties as percentages of calendar year net sales, if any, on any licensed product.

We will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise by Vertex of its option for a development candidate, Vertex will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate. In connection with the Vertex Collaboration Agreement, we and Vertex entered into the SPA pursuant to which Vertex purchased 1,666,666 shares of our common stock, par value $0.001 per share, at a price per share of $9.00. The issuance of these shares was pursuant to a private placement exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

For more information concerning our collaboration agreements, refer to Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the six months ended June 30, 2020, included in this Quarterly Report on Form 10-Q.

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

In 2011, Private Molecular was awarded a $10.6 million product development grant from CPRIT for our CD20 targeting ETB MT-3724.

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

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2020, included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development revenue - from related party	$3,063	$5,211	$3,396	$11,624
Research and development revenue - other	2,977	—	4,444	—
Grant revenue	869	236	3,210	831
Total revenue	$6,909	$5,447	$11,050	$12,455

Research and Development Revenue – from related party

The decrease in research and development revenue from related parties for the three and six months ended June 30, 2020  was primarily due to research and development revenues that were recognized from the services provided under the Takeda Development and License Agreement (TAK-169) which was entered into in September 2018.

For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2020, included in this Quarterly Report on Form 10-Q.

Research and Development Revenue – other

The increase in research and development revenue – other is a result of recognizing revenue associated with the Vertex Collaboration Agreement. For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2020, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The increase in grant revenue for the three and six months ended June 30, 2020 was primarily due to us incurring additional expenses for the CD38 CPRIT Agreement grant during the quarter.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$30,414	$10,243	$51,045	$18,697
General and administrative expenses	6,412	4,605	12,059	9,540
Total operating expenses	$36,826	$14,848	$63,104	$28,237

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Program costs	$18,192	$5,057	$28,385	$9,089
Employee compensation	8,547	3,446	15,225	6,444
Laboratory costs	1,027	489	1,994	1,124
Other research and development costs	2,648	1,251	5,441	2,040
Total research and development expenses	$30,414	$10,243	$51,045	$18,697

Research and development expenses increased $20.2 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and $32.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increase in program costs and increased headcount related to the discovery and development of our ETBs. Additionally, we are party to multiple collaboration agreements with a related party, which can also contribute to increased research and development expense.

Program costs increased $13.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and $19.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The programs driving the increase for the three months ended June 30, 2020 versus the three months ended June 30, 2019 were $1.8 million for MT-3724, $6.4 million for TAK-169, $3.9 million for PD-L1 and $1.0 million for HER2. The programs driving the increase for the six months ended June 30, 2020 versus the six months ended June 30, 2019 were $3.8 million for MT-3724, $7.8 million for TAK-169, $5.0 million for PD-L1 and $1.0 million for HER2.

Headcount increased in research and development by 52% from June 30, 2019 to June 30, 2020 in support of increased clinical trials and ramp up of cGMP manufacturing facilities and support staff. This staffing increase resulted in an increase in employee compensation costs of $8.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, respectively.

Laboratory costs increased by $0.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and $0.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. New lab facilities have been created to increase and refine our research and manufacturing capabilities. The increase in expense reflects the costs of outfitting, supplying and maintaining these facilities.

Other research and development costs increased during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. This increase was driven by third party consulting and recruiting fees.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and $2.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The main driver of this increase being payroll related costs and depreciation.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and other income, net	$286	$543	$758	$1,053
Interest expense	$(360)	$(301)	$(708)	$(594)
Change in fair value of warrant liabilities	$—	$6	$—	$2
Loss on extinguishment of debt	$(1,237)	$—	$(1,237)	$—

Interest and Other Income and Interest Expense

The decrease in interest and other income for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was primarily due to lower interest related to our marketable securities.

The increase in interest expense for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was primarily due to interest paid for our debt holdings, which matures in February 2024.

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

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partners, we believe such investment is strategically aligned with increasing the value of our technology. For the six months ended June 30, 2020 and 2019, we incurred net losses of $53.2 million and $15.3 million, respectively. At June 30, 2020, we had an accumulated deficit of $217.4 million.

To date, we have financed our operations through public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaboration agreements, as well as funding from governmental bodies and bank and bridge loans.

In May 2020, we entered into a debt financing facility for up to $45.0 million with K2 HealthVentures, a healthcare-focused specialty finance company (the “K2 Loan and Security Agreement”). The K2 Loan and Security Agreement consists of three tranches, and we received the first tranche of $15.0 million upon closing, a portion of which was used to repay the remaining Perceptive Credit Facility. Two subsequent tranches totaling up to $30.0 million will become available at our option between March 1, 2021 and June 30, 2021, upon the achievement of certain clinical milestones with respect to the second tranche and, subject to lender consent and certain additional conditions prior to December 31, 2021 with respect to the third tranche. The principal accrues interest at an annual rate of equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2% and commenced on July 1, 2020.  Payments are interest only until July 1, 2022, provided, however, that if no event of default has occurred and the second tranche has been fully funded payments will be interest only until July 1, 2023.

In July 2020, we raised gross proceeds of approximately $50.0 million through at-the-market sales (“ATM”) of our common stock pursuant to our ATM facility. We sold approximately 3.6 million shares of our common stock at a purchase price of $12.00 per share and 0.5 million shares at a purchase price of $12.70, in each case the market price at the time of sale. These sales constituted the full available dollar amount under our current ATM facility and, with such completion, our current ATM facility has been terminated.

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

At June 30, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $91.0 million and $126.6 million respectively. Based on such cash and cash equivalents as of June 30, 2020, we expect to able to fund our operating expenses and capital expenditure requirements into 2022 and, if including the gross proceeds for our ATM sales in July 2020, into the second half of 2022 We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Three Months Ended June 30, 2020 and 2019

The table below summarizes our cash flows for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(42,473)	$(22,878)
Net cash used in investing activities	(25,277)	(45,887)
Net cash provided by financing activities	10,169	839
Net increase (decrease) in cash, cash equivalents and restricted cash	$(57,581)	$(67,926)

The increase in net cash used in operating activities for the six months ended June 30, 2020 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The decrease in net cash used in investing activities was primarily from sales of marketable securities.

The increase in net cash provided by financing activities was primarily due to proceeds from the K2 Loan and Security Agreement which was partially offset by repayment of the Perceptive Credit Facility in the six months ended June 30, 2020.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $217.4 million at June 30, 2020. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

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

Payments on the Perceptive Credit Facility commenced April 2018 and were interest only, paid quarterly for the first 24 months. Upon the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million were due each calendar quarter. The Perceptive Credit Facility was paid off as of June 30, 2020 using proceeds from the K2 Loan and Security Agreement. See Note 8 “Borrowing Arrangements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2020, included in this Quarterly Report on Form 10-Q for additional information regarding the Perceptive Credit Facility and the K2 Loan and Security Agreement.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, Organization and Summary of Significant Accounting Policies, to our unaudited condensed financial statements for the three and six months ended June 30, 2020, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2020, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in internal controls over financial reporting.

Except for the remediation plan described below there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, management has implemented and continues to implement a remediation plan to address the root causes which contributed to the material weakness.  During the quarter ended June 30, 2020, we continued to make progress on our remediation, including, removing all inappropriate user access rights.  The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed during 2020.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history.  We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $31.2 million for the six months ended June 30, 2020. At June 30, 2020, we had an accumulated deficit of $217.4 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our drug or biologic candidates;
•	continue efforts to discover or acquire via assignment or in-license new drug or biologic candidates;
•	undertake the manufacturing of our drug or biologic candidates or increase volumes manufactured by third parties;

•	advance our programs into larger, more expensive clinical trials;
•	initiate additional preclinical, clinical, or other trials or studies for our drug or biologic candidates;
•	seek regulatory and marketing approvals and reimbursement for our drug or biologic candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;
•	seek to identify, assess, acquire, and/or develop other drug or biologic candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	evaluate possible, or participate in actual, development partnerships with one or more third parties;
•	seek to attract and retain skilled personnel; and
•

experience any delays or encounter issues with the development and potential for regulatory approval of our clinical candidates such as safety issues, clinical trial accrual delays, longer follow-up for planned studies, additional major studies or supportive studies necessary to support marketing approval, or delays as a result of the COVID-19 pandemic.

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

We expect that we will need substantial additional funding. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs.  To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders.  Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring or paying dividends.  For instance, our loan and security agreement with K2 HealthVentures LLC limits additional indebtedness, liens, mergers and acquisitions, dispositions, investments and distributions, subordinated debt, transactions with affiliates and fundamental changes.  If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug or biologic candidates or future revenue streams or grant licenses on terms that are not favorable to us.  We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of drug or biologic candidates to meet our projected plans.  If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any drug or biologic candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our drug, biologic candidates or programs.

We also have historically received, and may receive in the future, funds from state or federal government grants for research and development.  The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under this section in the risk factor titled “—Risks Related to the Development of Our Drug or biologic candidates—Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of drug or biologic candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.”  Although we might apply for government contracts and grants in the future, we cannot assure that we will be successful in obtaining additional grants for any drug or biologic candidates or programs.

Our ability to use our net operating losses to offset future taxable income, if any, may be subject to certain limitations.

We currently have federal net operating loss carryforwards, some of which will begin to expire in 2024, if not utilized, and the remainder of which can be carried forward indefinitely. Tax loss carryforwards that were created prior to December 31, 2017 expire through 2037, all tax loss carryforwards created after that date do not expire.  In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended(the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. The merger with Private Molecular (the “Merger”) resulted in an ownership change under Section 382 of the Code for us, and our pre-Merger NOL carryforwards and certain other tax attributes will be subject to limitation or elimination. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of ownership changes. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, until the SEC eliminated this requirement for smaller reporting companies in March 2020, our independent registered public accounting firm was required to report on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of this report, we identified a material weakness as of December 31, 2019 in our internal control over financial reporting related to our information technology general controls over systems that are relevant to our financial statements. As a result of the material weakness, our external auditors issued an adverse opinion indicating that we have not maintained effective internal control over financial reporting as of December 31, 2019.

Our management team has taken action to begin to remediate the material weakness, primarily through improved processes, policies, training and skilled personnel, but we cannot be certain when the remediation will be completed. If we fail to fully remediate the material weakness or fail to maintain effective internal controls, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline. In future periods, we may identify additional deficiencies in our system of internal control over financial reporting during the course of our remediation efforts that may require additional work to address. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation. Moreover, any future disclosures of additional weaknesses, or errors as a result of those weaknesses, could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price. For more information about this material weakness, see Item 9A, “Controls and Procedures”.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

We have never generated any revenue from product sales and may never become profitable.

We have no products approved for commercialization and have never generated any revenue.  Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our drug or biologic candidates.  We do not anticipate generating revenue from product sales for the foreseeable future.  Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and development of one or more of our drug or biologic candidates;
•	obtaining regulatory and marketing approvals for one or more of our drug or biologic candidates;
•	manufacturing one or more drug or biologic candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible;
•	marketing, launching and commercializing one or more drug or biologic candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	gaining market acceptance of one or more of our drug or biologic candidates as treatment options;
•	meeting our supply needs in sufficient quantities to meet market demand for our drug or biologic candidates, if approved;
•	addressing any competing products;
•	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	obtaining reimbursement or pricing for one or more of our drug or biologic candidates that supports profitability;
•	taking temporary precautionary measures to help minimize the risk of the COVID-19 pandemic to our employees; and
•	attracting, hiring and retaining qualified personnel.

Even if one or more of the drug or biologic candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved drug or biologic candidate.  We also will have to develop or acquire manufacturing capabilities or continue to contract with contract manufacturing organizations (“CMOs”), in order to continue development and potential commercialization of our drug or biologic candidates.  For instance, if our costs of manufacturing our drug products are not commercially feasible, then we will need to develop or procure our drug products in a commercially feasible manner to successfully commercialize any future approved product, if any.  Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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
•

events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, natural disasters, acts of war, terrorism, or disease outbreaks (such as the global pandemic of COVID-19);

•	labor disputes or shortages, including the effects of health emergencies, epidemics, pandemics, including the COVID-19 pandemic, or natural disasters;
•	compliance with regulatory requirements;
•	changes in forecasts of future demand;
•	timing and actual number of production runs and production success rates and yields;
•	contractual disputes with our suppliers and contract manufacturers;
•	timing and outcome of product quality testing;
•	power failures and/or other utility failures;
•	breakdown, failure, substandard performance or improper installation or operation of equipment;
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

Clinical development is expensive, time consuming and involves significant risk.  We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all.  A failure of one or more clinical trials can occur at any stage of development.  Events that may prevent successful or timely completion of clinical development include but are not limited to:

•	COVID-19, which may affect ability to initiate and/or complete preclinical studies, conduct ongoing clinical trials, and may delay initiation of planned and future clinical trials;
•	inability to generate satisfactory preclinical, toxicology or other in vivo or in vitro data or to develop diagnostics capable of supporting the initiation or continuation of clinical trials;
•

delays in reaching agreement on acceptable terms with clinical research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

Any inability to successfully complete clinical development and obtain regulatory approval for one or more of our drug or biologic candidates could result in additional costs to us or impair our ability to generate revenue.  In addition, if we make manufacturing or formulation changes to our drug or biologic candidates, we may need to conduct additional nonclinical studies and/or clinical trials to show that the results obtained from such new formulation are consistent with previous results obtained.  Clinical trial delays, including those caused by the COVID-19 pandemic, could also shorten any periods during which our drug or biologic candidates have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our drug or biologic candidates and may harm our business and results of operations.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications.  We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates.  Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates.  We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We currently have one ETB drug or biologic candidate, MT-3724, with three active clinical trials:  one study is a Phase I/II monotherapy study and two studies are Phase IIa combination studies.  A second ETB drug or biologic candidate, MT-5111, has one Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted SLT-A fusion protein, TAK-169, developed in collaboration with Takeda, has one Phase I study, which began dosing patients in the first quarter of 2020, and the remainder of our drug or biologic candidates are in preclinical development.  MT-3724 has been administered in patients with non-Hodgkin’s lymphoma.  This is only one of the multiple indications for which we plan to develop this drug or biologic candidate.  There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, our clinical and preclinical data to date are not validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent.  There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders, the allocation of healthcare resources to treating those infected with the virus, and the redeployment of FDA and EMA resources may be redeployed to priority projects, which could have an impact on the timeline for review and approval of new marketing applications. Although the FDA has recently communicated that its new drug and biologic review programs are continuing to meet key performance goals involving communicating with applicants and approving new products, the agency also noted that the uncertainty of the COVID-19 situation may make it difficult to sustain its current level of performance indefinitely. The FDA has told industry that it intends to be as transparent as possible as the situation evolves.

We may have difficulty enrolling, or fail to enroll patients, in our clinical trials given the limited number of patients who have the diseases for which our drug or biologic candidates are being studied, which could delay or prevent clinical trials of our drug or biologic candidates.

Identifying and enrolling patients to participate in clinical trials of our ETB drug or biologic candidates is essential to our success.  The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our drug or biologic candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment, particularly given the current COVID-19 pandemic.

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials.  For instance, the estimated incidence of non-Hodgkin’s lymphoma in the United States for 2020 is 77,240 new cases and approximately 19,940 deaths are estimated to be attributable to non-Hodgkin’s B-cell lymphomas in 2020. Patients must be diagnosed with relapsed or refractory B cell non-Hodgkin lymphoma to be considered as an eligible trial participant for each of our three Phase II studies of MT-3724. We may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the drug or biologic candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials.  If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our drug or biologic candidates may be delayed.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our MT-3724 drug or biologic candidate has been studied in only a limited number of patients with a confirmed diagnosis of non-Hodgkin’s lymphoma, and the adverse events which occurred in >15% of patients were  anemia, diarrhea, nausea, fatigue, peripheral edema, pyrexia, hypoalbuminemia, hypokalemia, arthralgia, myalgia, headache, insomnia, cough, dyspnea or hypotension.

In addition to the side effects that are known to be associated with MT-3724, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials.  There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications.  Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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

The use or misuse of our drug or biologic candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims.  Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our drug or biologic candidates and approved products, if any.  There is a risk that our drug or biologic candidates may induce adverse events.  If we cannot successfully defend against product liability claims, we could incur substantial liability and costs.  Some of our ETB drug or biologic candidates have shown in clinical trials to induce adverse events, with such adverse events occurring in >15% of patients including, anemia, diarrhea, nausea, stomatitis, asthenia, fatigue, peripheral edema, pyrexia, pneumonia, hypoalbuminemia, hypokalemia, arthralgia, myalgia, headache, insomnia, cough, dyspnea, rash, and hypotension, among others.  There is a risk that our future drug or biologic candidates may induce similar or more severe adverse events.  Patients with the diseases targeted by our drug or biologic candidates may already be in severe or advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks.  During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our drug or biologic candidates.  Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts.  Even in a circumstance in which an adverse event is unrelated to our drug or biologic candidates, the investigation into the circumstance may be time-consuming or inconclusive.  These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our drug or biologic candidates receive or maintain.  As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Both members of Congress and President Trump have expressed an intention to repeal or repeal and replace the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. In addition, the Fifth Circuit Court of Appeals recently upheld a federal district court decision finding the individual insurance mandate in the ACA to be unconstitutional. The Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance, could be severed from the rest of the ACA so that the entire law would not be declared invalid. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall with a ruling expected in early 2021. It is unclear how this decision and other efforts to repeal and replace the ACA will affect the implementation of that law and our business. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

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

If we obtain FDA approval for any of our drug or biologic candidates and begin commercializing those products in the United States, our operations will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Physicians, other health care providers and third-party payors will play a primary role in the recommendation, prescription and use of any drug or biologic candidates for which we obtain marketing approval. In the U.S., our future arrangements with such third parties may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our business or financial arrangements and relationships through which we market, sell and distribute any products for which we may obtain marketing approval. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare and Medicaid. Restrictions under applicable domestic and foreign health care laws and regulations include but are not limited to the following:

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

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches), federal and state consumer protection and employment laws, HIPAA and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number, and may change frequently and sometimes conflict. The European Union’s omnibus data protection law, the General Data Protection Regulation, or GDPR, took effect on May 25, 2018. The GDPR imposes numerous requirements on entities that process personal data in the context of an establishment in the European Economic Area, or EEA, or that process the personal data of data subjects who are located in the EEA. These requirements include, for example, establishing a basis for processing, providing notice to data subjects, developing procedures to vindicate expanded data subject rights, implementing appropriate technical and organizational measures to safeguard personal data, and complying with restrictions on the cross-border transfer of personal data from the EEA to countries that the European Union does not consider to have in place adequate data protection legislation, such as the United States. The GDPR additionally establishes heightened obligations for entities that process “special categories” of personal data, such as health data. Nearly all clinical trials involve the processing of these “special categories” of personal data, and thus processing of personal data collected during the course of clinical trials is subject to heightened protections under the GDPR. Violations of the GDPR can lead to penalties of up to €20 million or 4% of an entity’s annual turnover.

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

We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect our intellectual property related to our technologies and drug or biologic candidates.  Our commercial success and viability depend in large part on our current and potential future licensors or collaboration partners’ ability to obtain, maintain and enforce patent and other intellectual property protections in the United States, Europe and other countries worldwide with respect to our current and future proprietary technologies and drug or biologic candidates.  If we or our current or future licensors or  collaboration partners do not adequately protect such intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize drug or biologic candidates and delay or render impossible our achievement of profitability.

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

•	others may independently develop identical, similar or alternative methods, products, drug or biologic candidates or compositions and uses thereof;
•	we or our current or future licensors or collaboration partners’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•	any or all of our current or future licensors or collaboration partners’ pending patent applications may not result in issued patents;
•	we or our current or future licensors or collaboration partners may not seek or obtain patent protection in jurisdictions or countries that may provide us with a significant business opportunity;
•	we or our current or future licensors or collaboration partners might seek or obtain patent protection in jurisdictions or countries that might not provide us with a significant business opportunity;
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

Filing, prosecuting and defending patents on drug or biologic candidates in all countries throughout the world would be prohibitively expensive.  In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal or state laws in the United States.  Competitors may use our technologies to develop our own products in jurisdictions where we have not obtained patent protection and may also export infringing products to territories where we do not have patent protection, or to territories where we have patent protection, but where enforcement is not as strong as that in the United States.  These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Patent term extensions under the Hatch-Waxman Act in the United States, and regulatory extensions in Japan and certain other countries, and under Supplementary Protection Certificates in Europe, may be available to extend the patent or market or data exclusivity terms of our drug or biologic candidates depending on the timing and duration of the regulatory review process relative to patent term.  In addition, upon issuance of a United States patent, any patent term may be adjusted based on specified delays during patent prosecution caused by the applicant(s) or the United States Patent and Trademark Office, or the USPTO.  Although we will likely seek patent term extensions in the U.S. and in one or more foreign jurisdictions where available, we cannot provide any assurances that any such patent term extensions will be granted and, if so, for how long.  As a result, we may not be able to maintain exclusivity for our drug or biologic candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations and prospects.  If we do not have sufficient patent term or regulatory exclusivity to protect our drug or biologic candidates, our business and results of operations will be adversely affected.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or AIA was signed into law.  The AIA includes a number of significant changes to U.S. patent law.  These include provisions that affect the way patent applications are prosecuted, the scope of prior art and may also affect patent litigation.  The USPTO has promulgated regulations and developed procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and in particular, the first inventor to file a provisional patent application, did not come into effect until March 16, 2013.  The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition or results of operations.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention.  A third party that filed or files a patent application in the USPTO after March 16, 2013 but before we file an application could therefore be granted a patent covering an invention of ours even if we had made the invention before it was made by the third party.  This will require us to be cognizant going forward of the time from invention to filing of a patent application.  Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art.  Since patent applications in the United States and most other countries are confidential at least 18 months after filing, we cannot be certain that we were the first to either (i) file any patent application related to our drug or biologic candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the AIA are procedures providing opportunities for third parties to challenge any issued patent in the USPTO.  Included in these new procedures is a process known as inter partes review, or IPR, which has been used by many third parties to challenge and invalidate patents.  The IPR process is not limited to patents filed after the AIA was enacted and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued or filed before March 16, 2013.  Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S.

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

Even if our current or future collaboration partners’ or licensors’ patents do successfully issue and even if such patents cover our technologies, drug or biologic candidates, compositions or methods of use, third parties may initiate interference, re-examination, post-grant review, IPR or derivation actions in the USPTO; may initiate third party oppositions in the European Patent Office, or EPO; or may initiate similar actions challenging the validity, enforceability, scope or term of such patents in other patent administrative or court proceedings worldwide, which may result in patent claims being narrowed or invalidated.  Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover competitive technologies, drug or biologic candidates, compositions or methods of use.  Further, if we initiate legal proceedings against a third party to enforce a patent covering our technologies, drug or biologic candidates, compositions or uses, the defendant could counterclaim that our relevant patent is invalid or unenforceable.  In patent litigation in the United States, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims.  Further, in the United States, a third party, including a licensee of one of our current or future collaboration partners’ patents, may initiate legal proceedings against us in which the third party challenges the validity, enforceability, or scope of our patent(s).

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

There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly, for example, such that they do not cover our drug or biologic candidates, or decide that we do not have the right to stop the other party from using the claimed invention at issue on the grounds that our or our current or future collaboration partners’ patent claims do not cover the claimed invention.  Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property.  An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

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

Although our current employment contracts require assignment of inventor’s rights of intellectual property to us,  and we expect all of our employees and consultants to assign their inventions to us, and although all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information or technology are expected to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.  Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business, financial condition or results of operations.  Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating trade secrets.

Third-party claims of intellectual property infringement could result in costly litigation or other proceedings and may prevent or delay our development and commercialization efforts.

Our research and development activities and commercial success depends in part on our ability to develop, manufacture, market and sell our drug or biologic candidates and use our proprietary technology without infringing the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization.  We are currently not aware of U.S. or foreign patents or pending patent applications that are owned by one or more third parties and that cover our ETB drug or biologic candidates or therapeutic uses of those ETB drug or biologic candidates.  In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications.  If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications.  In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications.  If any patents or patent applications cover our drug or biologic candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our drug or biologic candidates, including MT-3724, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

It is also possible that we have failed to identify relevant third-party patents or applications.  For example, patent applications filed before November 29, 2000 and patent applications filed after that date, but that will not be filed outside the United States, remain confidential until the patent applications issue as patents.  Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to drug or biologic candidates and technologies with certainty.  We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology.  In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future drug or biologic candidate, or we may incorrectly conclude that a patent office or court would determine that a third-party patent is invalid, unenforceable or not infringed by our activities.  Additionally, pending patent applications that have been published can, subject to specified limitations, be later amended in a manner that could cover our technologies, our drug or biologic candidates or the use of our drug or biologic candidates.

There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and reexamination proceedings before the USPTO and corresponding foreign patent offices.  Third parties own numerous U.S. and foreign issued patents and pending patent applications in the fields in which we are developing drug or biologic candidates.  As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug or biologic candidates may be subject to claims of infringement of the patent rights of third parties. Parties making patent infringement claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our drug or biologic candidates.  Defense of these claims, regardless of their merit, may involve substantial litigation expense and may require a substantial diversion of resources from our business.  In the event of a successful claim of patent infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Further, if we were to seek a license from the third-party holder of any applicable intellectual property rights, we may not be able to obtain the applicable license rights when needed or on reasonable terms, or at all. Some of our competitors may be able to sustain the costs of complex patent litigation or proceeding more effectively than us due to their substantially greater resources. The occurrence of any of the above events could prevent us from continuing to develop and commercialize one or more of our drug or biologic candidates and our business could materially suffer.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials, manufacture our drug or biologic candidates and perform other services.  If these third parties do not successfully carry out their contractual duties, meet expected timelines, including as a result of the COVID-19 pandemic, or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our drug or biologic candidates when expected or at all, and our business could be substantially harmed.

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

If any of our relationships with these third-party CROs terminates, or they otherwise are subject to quarantines, shelter-in-place orders, shutdowns or other restrictions and must scale back their operations unexpectedly, including as a result of the COVID-19 pandemic, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms.  In addition, our CROs may not prioritize our clinical trials relative to those of other customers, and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical trials.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, including as a result of the COVID-19 pandemic, our clinical trials may be delayed or terminated, and we may not be able to meet our current plans with respect to our drug or biologic candidates.  CROs also may involve higher costs than anticipated, which could negatively affect our financial condition and operations.

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

•

our third-party manufacturers might be forced to scale back or terminate operations as a result of quarantines, shelter-in-place or similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19 or other infectious diseases, which could harm our ability to conduct ongoing and future clinical trials of our drug or biologic candidates;

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

We have entered into a Master Collaboration Agreement (“Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) and, pursuant to the terms of that agreement, could become dependent on Vertex for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products for novel targeted biologic therapies.

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

Our estimates for the addressable patient population and our estimates for the prices we can charge for our drug or biologic candidates may differ significantly from the actual market addressable by our drug or biologic candidates.  For instance, our Phase II combination study of MT-3724 with GEMOX is focused on non-Hodgkin’s lymphoma.  The estimated incidence of non-Hodgkin’s lymphoma in the United States for 2020 is 77,240 new cases and approximately 19,940 deaths are estimated to be attributable to non-Hodgkin’s B-cell lymphomas in 2020, only a subset of which may benefit from treatment with MT-3724.  Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug or biologic candidates, are based on our beliefs and estimates.  These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect.  Further, new studies may change the estimated incidence or prevalence of these diseases.  The number of patients may turn out to be lower than expected.  Additionally, while we believe that the data in our Phase II clinical trials for MT-3724 will be supportive of application to other indications, there can be no assurance that our clinical trials will successfully address any additional indications.  Similarly, the potentially addressable patient population for each of our drug or biologic candidates may be limited or may not be amenable to treatment with our drug or biologic candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

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

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our drugs will depend in part on the health care providers, patients and third-party payors accepting our drug or biologic candidates as medically useful, cost-effective and safe.  Any product that we bring to the market may not gain market acceptance by physicians, patients or third-party payors.  The degree of market acceptance of any of our drug candidates will depend on a number of factors, including but not limited to:

•	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;
•	the prevalence and severity of the disease and any side effects of the product;
•	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;
•	the convenience and ease of administration of the product;
•	the cost of treatment;

•	the perceptions by the medical community, physicians, and patients, regarding the safety and effectiveness of our products and the willingness of the patients and physicians to accept these therapies;
•	the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend these therapies to patients based on such risks and benefits;
•	the marketing, sales, supply and distribution support for the product;
•	the publicity concerning our drugs or biologics or competing products and treatments; and
•	the pricing and availability of third-party insurance coverage and reimbursement.

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

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our product candidates may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of any product candidate of ours that receives marketing approval in the future.

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

The market price of our common stock could be subject to significant fluctuations.  Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile, and disruptions in the financial markets in general and more recently due to the COVID-19 pandemic have further increased such volatility.  Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to ETB drugs generally, including with respect to other drugs and potential drugs in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential drugs;
•	changes in the structure of health care payment systems;
•	disruptions in the financial markets in general and more recently due to the COVID-19 pandemic; and
•	period-to-period fluctuations in our financial results.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.  As of June 30, 2020, a total of 45,778,876 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Future sales and issuances of our common stock, securities convertible into common stock, or rights to purchase common stock, including pursuant to our equity incentive plans, the Sales Agreement, or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

In July 2020, we raised gross proceeds of approximately $50.0 million through at-the-market sales of our common stock pursuant to our ATM facility.  We sold approximately 3.6 million shares of our common stock at a purchase price of $12.00 per share and 0.5 million shares at a purchase price of $12.70, in each case the market price at the time of sale.  These sales constituted the full available dollar amount under our current ATM facility, and, with such completion, our current ATM facility has been terminated.

On August 7, 2020, we filed with the SEC a registration statement on Form S-3 for $300.0 million of securities (the “Shelf Registration Statement”), inclusive of a $100.0 million ATM program.  This Shelf Registration Statement is in replacement of our existing registration statement on Form S-3 and incorporates the unsold balance remaining thereto.  Once declared effective by the SEC, we may make sales of securities from time to time, depending on market conditions, pursuant to the Shelf Registration Statement.

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

As of June 30, 2020, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 45% of our outstanding shares of common stock.  As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for specified disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of fiduciary duty; (3) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or (4) any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At June 30, 2020, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications.  Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At June 30, 2020, we had 219 full-time employees and 7 part-time and temporary employees.  As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources.  Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities.  We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates.  If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy.  Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

Our financial condition, clinical development efforts, and results of operations could be adversely affected by the ongoing coronavirus pandemic.

Any outbreak of contagious diseases or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers.  In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2) (“coronavirus”), which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China and has reached multiple other regions and countries, including the states of Texas and New Jersey where our primary offices are located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Texas and New Jersey, across the United States and in other countries. The extent to which COVID-19 will impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long-term, among others.

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

•

continued volatility in our and other biotechnology companies shares of equity which may result in difficulties raising capital through sales of our common stock or equity linked to our common stock, to the extent needed, and the terms of sales may be on unfavorable terms or unavailable, which may impact our short-term and long-term liquidity;

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

In addition, the continued spread of COVID-19 globally could adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain could be subject to disruption or product contamination. Additionally, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. A prolonged disruption or any further unforeseen delay in our operations could continue to result in increased costs and reduced revenue. If the COVID-19 pandemic is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, and other factors that we cannot foresee. The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, which could have an adverse effect on our business and financial condition.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems.  In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and we also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.

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

10.1

Loan and Security Agreement, dated May 21, 2020, by and among Molecular Templates, Inc., Molecular Templates OpCo, Inc., and, K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on May 22, 2020).

10.2

Registration Rights Agreement, dated June 4, 2020, by and among Molecular Templates, Inc., and the selling stockholders named therein (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-3 Report (File No. 333-238937), filed on June 4, 2020).

10.3*	Sales Agreement, dated August 7, 2020, by and between Molecular Templates, Inc. and Cowen and Company, LLC.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Molecular Templates, Inc.

Date: August 7, 2020	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: August 7, 2020	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer