Form 10-Q
period 2020-09-30
Molecular Templates, Inc.
filed 2020-11-06
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

On November 2, 2020, there were 49,964,219 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body (“ETB”) biologic candidates;
•	our ability to resolve the partial clinical hold placed on our clinical studies of MT-3724 and to resume enrollment in our MT-3724 clinical studies;
•	our utilization of a next-generation ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”);
•	the timing and our ability to advance the development of our drug or biologic candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates;
•	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
•	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;
•	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug or biologic product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our anticipated use of proceeds from any financing activities;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	the extent to which COVID-19 will continue to impact our business operations or financial condition;
•	our projected financial performance; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors”.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$33,410	$85,451
Marketable securities, current	82,816	39,633
Prepaid expenses	4,889	2,318
Grants revenue receivable	3,490	7,100
Accounts receivable, related party	301	408
In-process research and development - held for sale	4,500	4,500
Other current assets	249	489
Total current assets	129,655	139,899
Marketable securities, non-current	2,000	1,510
Operating lease right-of-use assets, non-current	11,589	9,959
Property and equipment, net	20,889	18,158
Other assets	5,244	4,676
Total assets	$169,377	$174,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,565	$1,465
Accrued liabilities	13,231	14,544
Deferred revenue, current	12,496	8,511
Deferred revenue, current, related party	4,566	8,780
Other current liabilities, related party	5,498	—
Other current liabilities	2,041	2,501
Total current liabilities	40,397	35,801
Deferred revenue, long-term	7,785	18,944
Deferred revenue, long-term, related party	935	441
Long-term debt, net	14,822	2,940
Operating lease liabilities, non-current	12,828	11,682
Other liabilities, related party	6,711	—
Other liabilities	1,458	1,366
Total liabilities	84,936	71,174
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding: 250 shares at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding: 49,963,732 shares at September 30, 2020 and 45,589,157 shares at December 31, 2019	50	46
Additional paid-in capital	324,914	267,089
Accumulated other comprehensive income	73	18
Accumulated deficit	(240,596)	(164,125)
Total stockholders’ equity	84,441	103,028
Total liabilities and stockholders’ equity	$169,377	$174,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development revenue, related party	$1,566	$2,903	$4,962	$14,527
Research and development revenue, other	2,732	284	7,176	284
Grant revenue	—	431	3,210	1,262
Total revenue	4,298	3,618	15,348	16,073
Operating expenses:
Research and development	19,622	15,249	70,667	33,946
General and administrative	7,547	4,509	19,606	14,049
Loss on impairment of in-process research and development	—	22,123	—	22,123
Total operating expenses	27,169	41,881	90,273	70,118
Loss from operations	22,871	38,263	74,925	54,045
Interest and other income, net	167	396	925	1,449
Interest and other expense, net	(521)	(353)	(1,229)	(947)
Loss on extinguishment of debt	—	—	(1,237)	—
Change in fair value of warrant liabilities	—	1	—	3
Loss before provision for income taxes	23,225	38,219	76,466	53,540
Provision for income taxes	—	—	5	—
Net loss	23,225	38,219	76,471	53,540
Net loss attributable to common shareholders	$23,225	$38,219	$76,471	$53,540
Net loss per share attributable to common shareholders:
Basic and diluted	$0.47	$1.03	$1.63	$1.45
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	49,026,499	36,937,912	46,808,437	36,832,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$23,225	$38,219	$76,471	$53,540
Other comprehensive income:
Unrealized gain, (loss) on available-for-sale securities	(99)	(5)	55	20
Comprehensive loss	$23,324	$38,224	$76,416	$53,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Stockholders' Equity (Deficit), beginning balances	$55,859	$89,260	$103,028	$100,906

Preferred Stock:
Beginning balance	—	—	—	—
Issuance of preferred stock	—	—	—	—
Ending balance	—	—	—	—

Common Stock:
Beginning balance	46	37	46	37
Issuance of common stock pursuant to stock plans	4	—	4	—
Ending balance	50	37	50	37

Additional Paid-In Capital
Beginning balance	273,012	199,223	267,089	195,573
Issuance of common stock pursuant to stock plans	249	453	930	1,300
Stock-based compensation	3,285	1,527	8,527	4,330
Issuance of common stock pursuant to Public offering	48,368	—	48,368	—
Ending balance	324,914	201,203	324,914	201,203

Accumulated Other Comprehensive Income:
Beginning balance	172	25	18	—
Other comprehensive income	(99)	(5)	55	20
Ending balance	73	20	73	20

Accumulated deficit:
Beginning balance	(217,371)	(110,025)	(164,125)	(94,704)
Net loss	(23,225)	(38,219)	(76,471)	(53,540)
Ending balance	(240,596)	(148,244)	(240,596)	(148,244)

Total Stockholders' Equity	$84,441	$53,016	$84,441	$53,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$76,471	$53,540
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2,526	628
Stock-based compensation expense	8,527	4,330
Interest accrued (paid) on long-term debt	106	—
Amortization of debt discount and accretion related to debt	344	347
Change in common stock warrant fair value	—	(3)
Accretion of asset retirement obligations	93	48
Loss on extinguishment of debt	1,237	—
Loss on impairment of long-lived assets	—	22,139
Changes in operating assets and liabilities:
Prepaid expenses	(2,571)	(96)
Accounts receivable, related party	107	240
Grants revenue receivable	3,610	(1,262)
Other assets	301	(145)
Operating lease right-of-use assets and liabilities	(129)	566
Accounts payable	644	524
Accrued liabilities	(1,930)	2,661
Other liabilities, related party	12,209	—
Deferred revenue	(7,174)	—
Deferred revenue, related party	(3,720)	(15,709)
Net cash used in operating activities	(62,291)	(39,272)
Cash flows from investing activities:
Purchases of property and equipment	(4,512)	(6,329)
Proceeds on sale of equipment	15	—
Purchase of marketable securities	(115,895)	(73,758)
Sales of marketable securities	72,523	48,583
Net cash used in investing activities	(47,869)	(31,504)
Cash flows from financing activities:
Payments of capital and finance lease obligations	(16)	23
Proceeds from issuance of long-term debt and warrants, net	14,677	—
Repayment of long-term debt	(5,176)	—
Proceeds from stock option exercises	930	1,300
Proceeds from issuance of common stock and warrants, net of offering expenses	48,372	—
Net cash provided by financing activities	58,787	1,323
Net (decrease) in cash, cash equivalents, and restricted cash	(51,373)	(69,453)
Cash, cash equivalents and restricted cash, beginning of period	88,451	87,721
Cash, cash equivalents and restricted cash, end of period	$37,078	$18,268
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$33,410	$15,268
Restricted cash included in Other assets	3,668	3,000
Total cash, cash equivalents and restricted cash	$37,078	$18,268
Supplemental Cash Flow Information
Cash paid for interest	$611	$514
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$967	1,197
Total non-cash investing and financing activities	$967	$1,197

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

In March 2020, the outbreak of SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or the novel coronavirus, which causes the coronavirus disease 2019 (“COVID-19”) was recognized as a pandemic by the World Health Organization. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, it has resulted in a significant slowdown in the pace of site initiations and patient enrollment across the Company’s MT-3724 Phase II programs. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, including its ongoing clinical trials, results of operations and financial condition will depend on future developments that are highly uncertain. Additionally, the economic impact of COVID-19 on local, regional, national and international markets may have a material adverse impact on the Company. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of risks.

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

Reclassifications

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. The condensed consolidated balance sheet at December 31, 2019 included herein was derived from the audited financial statements at that date, but includes a reclassification of $8.8 million from Deferred revenue, current to Deferred revenue, current, related party and $0.4 million from Deferred revenue, non-current to Deferred revenue, non-current, related party in order to conform to current period presentation. The condensed consolidated statements of cash flow for the nine months ended September 30, 2019, included herein includes a reclassification of $12.7 million from Deferred revenue to Deferred revenue, related party.

Liquidity

At September 30, 2020, we had cash, cash equivalents, and marketable securities of $118.2 million. The Company has devoted substantially all of its resources to developing its ETB candidates and platform technology, building its intellectual property portfolio, developing its supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. The Company expects that its existing cash, cash equivalents and marketable securities will enable it to fund its operating expenses and capital expenditure requirements into the second half of 2022.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, as compared to the significant accounting policies disclosed in Note 1, Summary of significant accounting policies, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets includes $3.7 million of restricted cash at September 30, 2020 and $3.0 million at December 31, 2019.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

The Company’s cash and cash equivalents are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) and Vertex Pharmaceuticals Incorporated (“Vertex”). Takeda accounted for approximately 36% and 80% of total revenues for the three months ended September 30, 2020 and September 30, 2019 respectively and approximately 32% and 90% of the total revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively. Vertex accounted for approximately 64% and 0% of total revenues for the three months ended September 30, 2020 and September 30, 2019, respectively and approximately 47% and 0% for the nine months ended September 30, 2020 and September 30, 2019, respectively.

In July 2020, the Company became aware of one potentially non-conforming batch of a single Company product fill, which may not meet manufacturing specifications. The Company continues to investigate the batch. The Company continues to investigate the batch. If upon the conclusion of the batch evaluation such batch is deemed to be non-conforming this could result in a reversal of revenue in future periods as the Company recognizes collaboration revenue over time by measuring progress toward completion to satisfy the performance obligation. The Company does not believe this potential non-conforming batch will result in an increased timeline for its ongoing projects nor does it affect any other batches, production, or manufacturing. The Company expects to be able to meet the supply needs for all of its active clinical trials.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 470-20: Debt with Conversion and Other Options and Subtopic 815-40: Derivatives and Hedging— Contracts in Entity’s Own Equity). The new guidance simplifies accounting for convertible instruments by removing major separation models, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective for the Company for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at September 30, 2020 and 2019 stock options, warrants and, if converted, preferred stock totaling approximately 9,996,000 and 8,121,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of the Company’s collaboration partner's parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Japan	$1,566	$2,903	$4,962	$14,527
United States	2,732	284	7,176	284
Total research and development revenue	$4,298	$3,187	$12,138	$14,811

Related Party Collaboration Agreement - Takeda

Research and development revenue from related party relates to revenue from research and development agreements with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Takeda Individual Project Agreement	$—	$—	$—	$54
Takeda Development and License Agreement	86	2,581	307	13,707
Takeda Multi-Target Agreement	1,480	322	4,655	766
Total research and development revenue, related party	$1,566	$2,903	$4,962	$14,527

At September 30, 2020 and December 31, 2019, the Company had deferred revenue, other liabilities for co-share payments and accounts receivable balances from the research and development agreements with Takeda, who is a related party. These amounts were as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets
Accounts receivable	$301	$408
Liabilities
Other current liabilities	$5,498	—
Deferred revenue, current	4,566	8,780
Deferred revenue, non-current	935	441
Other liabilities	6,711	—
Total liabilities	$17,710	$9,221

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

At September 30, 2020, the other potential development milestones and sales milestones were not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control. Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price.

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

At September 30, 2020 and December 31, 2019, total deferred revenue related to the performance obligation was $2.7 million and $6.1 million, respectively.

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

As of September 30, 2020, the Company has received cumulative payments of $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement. The Company may receive additional payments from the following:

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

The Company determined that the promised goods and services under the Takeda Multi-Target Agreement were the background intellectual property license, the research and development services, manufacturing during the initial contract period, and a renewal option to continue the research and development services. The Company determined that there were two performance obligations: research and development services, and the renewal options. Since the background intellectual property and manufacturing were not distinct from the research and development services, they were deemed to be one performance obligation. Transaction consideration was allocated to each of the performance obligations using an estimate of the standalone selling price, and revenues are recognized over the period that the research and development services occur. The Company also concluded that, since the option for the exclusive license is deemed to be at fair value, the option does not provide the customer with a material right and should be accounted for if and when the option is exercised.

At September 30, 2020 and December 31, 2019, deferred revenue related to the performance obligation was $2.8 million and $3.1 million, respectively.

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

At September 30, 2020 and December 31, 2019, deferred revenue related the Vertex Collaboration Agreement was $20.3 million and $27.5 million, respectively.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CD38 CPRIT Agreement was extended in October 2020, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724. This product development grant ended in November 2019. At September 30, 2020, the Company had received $16.4 million and has a remaining receivable of $3.5 million.

During the three months ended September 30, 2020 and September 30, 2019, the Company recognized no revenue  and $0.4 million in grant revenue under these awards, respectively. During the nine months ended September 30, 2020 and September 30, 2019, the Company recognized $3.2 million and $1.3 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At September 30, 2020 and December 31, 2019, the Company had $3.5 million and $7.1 million, respectively, recorded in Grants revenue receivable.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda Agreements

In connection with the Takeda Multi-Target Agreement described in Note 3 “Research and Development Collaboration Agreements”, Takeda became a related party, following the Takeda Stock Purchase Agreement described in Note 11 “Stockholders’ Equity”, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020. Refer to Note 3, “Research and Development Collaboration Agreements”, for more details about the Takeda Collaboration Agreement, the Takeda Multi-Target Agreement and the Takeda Development and License Agreement. Jonathan Lanfear, a director of the Company, was the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda until September 25, 2020.

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	September 30, 2020	Level 1	Level 2	Level 3
Money market funds	$27,080	$27,080	$—	$—
Commercial paper	43,911	—	43,911	—
United States Treasury Bills	36,881	—	36,881	—
United States government-related debt securities	6,021	—	6,021	—
Corporate bonds	1,003	—	1,003	—
Total	$114,896	$27,080	$87,816	$—
Amounts included in:
Cash and cash equivalents	$30,080
Marketable securities, current	82,816
Marketable securities, non-current	2,000
Total cash equivalents and marketable securities	$114,896

		Basis of Fair Value Measurements
	December 31, 2019	Level 1	Level 2	Level 3
Money market funds	$79,970	$79,970	$—	$—
Commercial paper	20,436	—	20,436	—
United States Treasury Bills	16,738	—	16,738	—
United States government-related debt securities	7,010	—	7,010	—
Corporate bonds	1,351	—	1,351	—
Total	$125,505	$79,970	$45,535	$—
Amounts included in:
Cash and cash equivalents	$84,362
Marketable securities, current	39,633
Marketable securities, non-current	1,510
Total cash equivalents and marketable securities	$125,505

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2020
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$30,080	$—	$—	$30,080
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	82,743	75	(2)	82,816
Marketable securities, non-current - Treasury bills	$2,000	$—	$—	$2,000

	December 31, 2019
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$84,361	$1	$—	$84,362
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	39,616	17	—	39,633
Marketable securities, non-current - Treasury bills	1,510	—	—	1,510

The following summarizes the contractual maturities of the Company’s available-for-sale investments:

	September 30, 2020
	Cost Basis	Fair Value
Due in one year or less	$112,823	$112,896
Due after one year through five years	2,000	2,000
Total	$114,823	$114,896

	December 31, 2019
	Cost Basis	Fair Value
Due in one year or less	$123,977	$123,995
Due after one year through five years	1,510	1,510
Total	$125,487	$125,505

The Company received no proceeds and $1.3 million of proceeds from the sale of available-for-sale securities for the, nine months ended September 30, 2020 and September 30, 2019 respectively, with an immaterial realized gain for the nine months ended September 30, 2019. The basis on which the cost of the security sold was determined is specific identification.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued liabilities:
General and administrative	$1,648	$4,521
Clinical trial related costs	2,932	1,383
Non-clinical research and manufacturing operations	4,674	5,774
Payroll related	3,924	2,849
Other accrued expenses	53	17
Total Accrued liabilities	$13,231	$14,544

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$13,945	$10,587
Leasehold improvements	12,260	10,383
Furniture and fixtures	150	150
Computer and equipment	549	331
	26,904	21,451
Less: Accumulated depreciation	(6,015)	(3,293)
Total property and equipment, net	$20,889	$18,158

Depreciation expense was $1.2 million and $0.5 million for the three months ended September 30, 2020 and September 30, 2019, respectively and $2.7 million and $1.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

In connection with the continued expansion of the Company’s facilities, the Company had at September 30, 2020 and December 31, 2019, net ARO assets totaling $0.8 million and $1.0 million, respectively. The ARO assets are included in leasehold improvements.

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

The Company repaid the Perceptive Credit Facility on May 21, 2020, from the proceeds of the K2 Loan and Security Agreement discussed below. Upon the termination of the Perceptive Credit Facility, the Company paid $4.9 million in principal and interest and $0.1 million in exit fees and prepayment penalties. The Company recognized a total loss on extinguishment of debt in the amount of $1.2 million related to the Perceptive Credit Facility during the nine months ended September 30, 2020.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5792, subject to certain adjustments as specified in the Warrant. For more information refer to Note 11, “Stockholders Equity” included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020. The fair value of the warrant of $1.5 million was recorded as a debt discount at issuance and was included in the loss on extinguishment.

K2 Health Ventures Loan and Security Agreement

On May 21, 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”). The K2 Loan and Security Agreement consists of three tranches, the first of which was drawn on the closing date in the amount of $15.0 million. The second tranche of $20.0 million may be drawn between March 1, 2021 and June 30, 2021 at the Company’s option and subject to the achievement of certain clinical milestones. A third tranche of $10.0 million may be drawn after the Company’s second tranche draw, but prior to December 31, 2021. The principal accrues interest at an annual rate  equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2% and commenced on July 1, 2020. The interest rate at September 30, 2020 was 8.45%. Payments are interest only until July 1, 2022, provided, however, that if no event of default has occurred and the second tranche has been fully funded payments will be interest only until July 1, 2023. After the second anniversary of the closing date of the K2 Loan and Security Agreement, principal payments are due monthly. The loan matures on June 1, 2024 and includes both financial and non-financial covenants including a minimum cash balance requirement. The Company expects to be compliant with the debt covenants for the next 12 months. The Company recorded the debt net of $1.1 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which will be classified as a prepaid asset until drawn upon.

As of September 30, 2020 and December 31, 2019, the Perceptive Credit Facility principal balance was $0.0 million and $5.0 million, respectively.

As of September 30, 2020 and December 31, 2019, the K2 Loan principal balance was $15.0 million and $0.0 million, respectively.

As of September 30, 2020 and December 31, 2019, the carrying value of the long-term debt was $14.8 million and $3.7 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at September 30, 2020 ($ in thousands):

2020	—
2021	—
2022	3,507
2023	7,483
2024	4,010
Total Principal Amounts	15,000
Final Fee Due at Maturity	839
Unamortized discount, deferred costs and final fee	(1,017)
Total Long-Term Debt, net	14,822

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

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than two years to less than eight years, and the finance leases have remaining terms of less than one year. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. For leases commencing in 2019 and later, the Company will account for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) with non-lease components (e.g. common area maintenance costs). Certain leases include options to renew, with renewal terms that can extend the lease term from three to five years. The exercise of lease renewal options for the Company’s existing leases is at its sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

In January 2019, the Company entered into a lease agreement for an additional 57,000 square feet of administrative office and research and development space in Austin, Texas. The lease commenced March 2019 and expires August 2028 and does not contain an option to renew. The tables below include the impact of this lease. Upon the commencement of the lease, the Company recorded an operating lease ROU asset and a lease liability of $7.2 million. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit of $3.0 million. Additionally, the Company has recorded an asset retirement obligation as a result of this lease which has a balance of $0.4 million at September 30, 2020.

In June 2020, the Company entered into a lease agreement for office space in New York, New York. The space consists of an initial 9,289 square feet and an additional 3,000 square feet upon expansion. The lease for the initial space commenced on August 1, 2020. The expansion space will commence on the later of (i) the commencement date or (ii) the date on which there has been delivery of vacant possession. The possession of the expansion space shall not commence prior to November 1, 2020. The term for both spaces will expire on October 30, 2025 and does not contain an option to renew. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit in the amount of $0.2 million.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Operating leases
Operating lease expense	$671	$1,794
Variable lease expense	124	$369
Total operating lease expense	$795	$2,163

Finance leases
Amortization of right-of-use asset	$2	$6
Interest on lease liabilities	-	-
Total finance lease expense	$2	$6

The following table summarizes the balance sheet classification of leases at September 30, 2020(in thousands):

Operating leases
Operating lease right-of-use assets, non-current	$11,589

Operating lease liabilities, current[1]	$2,038
Operating lease liabilities, non-current	12,828
Total operating lease liabilities	$14,866

Finance leases
Property and equipment, at cost	$77
Less, Accumulated depreciation	47
Property and equipment, net	$30

Finance lease liabilities, current[1]	$3

1.	Included in other current liabilities.

The following table presents other information on leases as of September 30, 2020:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	6.3	7.03%
Finance leases	0.3	6.51%

Maturities of lease liabilities were as follows as of September 30, 2020 (in thousands):

	Operating Leases	Finance Leases

2020, remainder	$683	$3
2021	3,155
2022	3,361
2023	2,689
2024	2,218
2025	2,147
Thereafter	4,246
Total lease payments	18,499	3
Less:
Imputed interest	(3,633)	—
Total lease liabilities	$14,866	$3

Supplemental cash flow information related to the Company’s leases were as follows for the nine months ended September 30, 2020 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,771
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$16

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $1.3 million at September 30, 2020. In connection with the Company’s clinical trials, the Company has entered into separate project work orders for each trial with its CRO. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $16.4 million of future services under these agreements at September 30, 2020, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations which in total range from $11.2 million to $12.1 million and include signed orders for capital equipment.

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

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,774	$655	$4,636	$1,690
General and administrative	1,511	872	3,891	2,640
Total stock-based compensation	$3,285	$1,527	$8,527	$4,330

At September 30, 2020, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $33.9 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.7 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee Stock Options:
Risk-free interest rate	0.49%	1.87%	1.47%	2.47%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	112.02%	107.21%	110.81%	108.67%
Weighted-average fair value of stock options granted	$9.29	$4.96	$11.89	$4.36

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	4,763,062	$6.36	8.1	$36.6
Granted	2,374,006	$14.23	—	$—
Exercised	(240,659)	$3.87	—	$—
Forfeitures	(104,436)	$11.12	—	$—
Outstanding at September 30, 2020	6,791,973	$9.12	8.2	$20.5
Exercisable at September 30, 2020	2,554,485	$6.47	7.1	$11.9

The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 and September 30, 2019 was $2.4 million and $0.3 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $0.9 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

NOTE 12 – IN-PROCESS RESEARCH AND DEVELOPMENT

In-process research and development represent the fair value of the Company’s legacy program, Evofosfamide, which was acquired as a part of the merger agreement with Threshold. For more information regarding the merger refer to Note 1, “Organization and Summary of Significant Accounting Policies”.

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

Additionally, the Company classifies the remaining $4.5 million to in-process research and development- held for sale as the Company plans to sell the asset within the next year.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

On August 7, 2020, the Company filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-3 for $300.0 million of securities (the “Shelf Registration Statement”), inclusive of a $100.0 million ATM program. This Shelf Registration Statement is in replacement of the Company’s existing registration statement on Form S-3 and incorporates the unsold balance remaining thereto. The SEC declared the Shelf Registration Statement effective on August 17, 2020 and the Company may make sales of securities from time to time, depending on market conditions, pursuant to the Shelf Registration Statement.

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

Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in multiple Phase II studies. The dose escalation portion of the Phase I monotherapy clinical trial for MT-3724 was followed by the initiation of a Phase Ib expansion cohort. Results of the Phase I/Ib study were presented at the American Society of Hematology (ASH) Annual Meeting, December 7-10, 2019 in Orlando, FL. Of the 13 serum rituximab negative (RTX-neg) diffuse large B cell lymphoma, or DLBCL or mixed DLBCL/FL subjects, 5 responded (38% objective response rate) across the range of 5 to 100 μg/kg doses. Of the 5 responses, 2 were complete responses (CRs) and 3 were partial responses (PRs) of which one was a complete metabolic response (CMR). Three subjects had stable disease (including 2 subjects with 49% and 47% tumor reductions) and 5 subjects had progressive disease. Of the 5 serum RTX-neg subjects with DLBCL who received MT-3724 at 50 μg/kg, the maximum tolerated dose (MTD), 3 responded (2 CRs, 1 PR).

In 2019, we initiated a Phase II cohort for the monotherapy trial with MT-3724, which has the potential to be a pivotal study. We also initiated a Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx) in an earlier line of treatment for DLBCL and a second Phase II combination study with MT-3724 and Revlimid® (lenalidomide), also in an earlier line of DLBCL treatment. Interim results were presented at the virtual 25th Congress of the European Hematology Association (EHA) in June 2020. This data demonstrated preliminary evidence of tolerability and efficacy with lenalidomide at standard doses and MT-3724. Among 7 evaluable subjects, 2 were CRs and 3 were PRs. While there were no permanent discontinuations due to adverse events, grade 2 capillary leak syndrome (CLS) occurred at 25 mcg/kg, leading to the opening of a new cohort at 20 mcg/kg. The study had a revised schedule of therapy with MT-3724 being dosed twice rather than three times weekly for the first two cycles and then on a weekly schedule thereafter. The combination study with GemOx has demonstrated preliminary evidence of efficacy but grade 2 innate immune adverse effects were seen with standard doses of gemcitabine and oxaliplatin and 10 μg/kg doses of MT-3724. The study protocol has been amended to include a revised schedule where MT-3724 dosing is initially sequenced with GemOx dosing.

On November 4, 2020, the U.S. Food and Drug Administration, or FDA, notified us that MT-3724 clinical studies have been placed on partial clinical hold following  a fatality in one subject in the Phase II monotherapy study due to treatment-related CLS on October 20, 2020. The fatality occurred in a diffuse large B-cell lymphoma (DLBCL) subject who had been treated with six prior lines of therapy including rapid progression through three lines of therapy in the six months prior to MT-3724 dosing (including most recently a first generation anti-CD19 CAR T-cell). The subject had transformed DLBCL from Waldenstrom’s Macroglobulinemia and came onto the MT-3724 study with a CD4/CD8 T-cell ratio of 0.47. The subject did not have a radiographic assessment of response but an elevated LDH was thought by the principal investigator to represent disease progression. The subject initially had Grade 2 CLS following treatment with MT-3724, recovered after a dosing interruption, resumed dosing and then had CLS that was ultimately fatal. While Grade 1 and 2 CLS is an expected potential adverse reaction of MT-3724, this was the only subject in any MT-3724 study to date with CLS that was more severe than Grade 2.

In addition, markedly higher than expected peak drug exposure (Cmax) was observed in five of the last six subjects enrolled in the monotherapy study, including the subject with the fatal CLS. All of these subjects had been treated with drug product from the same lot of MT-3724 and while the other four subjects with higher than predicted exposure exhibited signs or symptoms of innate immunity, none experienced any unexpected serious adverse events. This lot of drug product met all specifications for drug product release as well as its ongoing stability testing specifications. We are investigating the higher than expected drug exposure findings to determine if this was caused by an issue with this specific lot of MT-3724.

We are working to address the clinical and MT-3724 product lot information requests from the FDA and will then seek agreement from FDA to remove the partial clinical hold. In the meantime, no new patients will be enrolled in any MT-3724 study. Our trials and plans for our other ETB product candidates, including MT-5111, TAK-169, and MT-6402, which utilize next-generation ETB technology, are not affected. Next-generation ETB scaffolds have been designed to reduce or eliminate the propensity for innate immunity or CLS; no cases of CLS have been observed in human subjects who have been dosed with any next-generation ETBs.

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing study subjects in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a maximum tolerated dose (MTD) or Recommended Phase II Dose (RP2D) is established in Part 1. We provided an update on this study in June 2020. All of the following information on the Phase I study for MT-5111 was as of that update. 10 subjects, with a median of 5 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111 (metastatic cholangiocarcinoma

n=5, metastatic breast cancer n=4, metastatic gastro-esophageal junction carcinoma n=1). Thus far, no dose limiting toxicities (DLTs) have been observed in any cohort and MT-5111 appears to be well tolerated, with no cardiotoxicity observed to date (cardiotoxicity is a known potential toxicity for HER2 targeted therapies). There were 4 subjects in total on treatment from the second (1 μg/kg/dose) and third cohorts (2 μg/kg/dose). No cardiac AEs or abnormalities in cardiac biomarkers have been noted thus far. Reported AEs that may be causally related among the 3 cohorts to date include the following: one instance of grade 1 chills, one instance of grade 1 hypophosphatemia, one instance of grade 1 nausea, and one instance of grade 2 AST elevation. The grade 2 AST elevation occurred in a subject in cohort 1 with disease progression in hepatic metastases; no causally related AST or ALT elevations have been noted in any other subjects to date. The ongoing subject from cohort 2 (45 y/o female with metastatic breast cancer) has stable disease (the subject only has evaluable disease but no measurable lesions per RECIST 1.1, and is classified as non-CR, non-PD per protocol) and remains on treatment, now in cycle 5. One subject in cohort 3 with metastatic breast cancer has had a follow-up CT scan at the end of cycle 2 and has stable disease. Six subjects have discontinued for disease progression and two subjects are too early to evaluate. Cohort 4 (3.0 μg/kg/dose) has begun dosing. We are encouraged by the safety profile to date in these heavily pretreated patients and expect to provide an update on results from the subjects currently on treatment as well as higher dose cohorts from the dose escalation portion of the Phase 1 study (including doses that are predicted to be clinically active based on preclinical data) in the fourth quarter of 2020.

Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) filed an IND for TAK-169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019. Phase I dosing for TAK-169 began in the first quarter of 2020, had been paused in March due to COVID-19 and was recently re-initiated.

We anticipate filing an IND for MT-6402, our ETB targeting PD-L1, in the fourth quarter of 2020. A Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients is expected to be initiated in the first half of 2021.We anticipate filing an IND for our ETB targeting CTLA-4 in 2021. We are also conducting preclinical research on ETBs targeting SLAMF-7 and CD45.

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

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. It has impacted, and is continuing to impact, all aspects of society, including the operation of the healthcare system and other business and economic activity worldwide. The COVID-19 pandemic, and other similar outbreaks of contagious diseases, may adversely impact our business, financial condition, and results of operations. For example, we and the third-party clinical trial sites or investigators involved in our current and future clinical trials may experience significant interruptions or delays as a result of this pandemic, and these could impact the conduct of our clinical trials and our ability to complete them in a timely manner or at all, which in turn could delay and/or negatively impact the regulatory review and approval of our drug or biologic candidates.

We are carefully and continually evaluating the potential individual patient risk associated with continuing to enroll in our existing studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. We have decided, in collaboration with treating investigators, to allow our studies to remain open and able to treat enrolled subjects and screen new subjects. This decision is predicated on the treating investigator determining that the potential benefit to the patient of investigational therapy outweighs the potential risk of contracting COVID-19. Subjects enrolled in our trials have relapsed or refractory incurable malignancies with few or no standard-of-care therapeutic options and limited life expectancy. COVID-19 led to a significant slowdown in the pace of site initiations and patient enrollment in our clinical studies. The degree of disruption was, and continues to be, variable by geography and individual clinical site, with some sites closed to new enrollment, some screening and enrolling only subjects with an urgent need for treatment, and a small minority attempting to operate as usual. The COVID-19 pandemic resulted in a significant slowdown in the pace of site initiations and patient enrollment across our MT-3724 Phase II programs. As a CD20-targeting agent for the treatment of hematological malignancy, MT-3724 may impair the ability to generate humoral immunity to coronavirus infection. To date, screening and enrollment for the MT-5111 Phase I study has been less adversely affected than the MT-3724 studies but it is enrolling at slower pace than was projected pre-COVID-19. To date, we have been able to continue to work at our cGMP manufacturing facility and laboratories without interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of our preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

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

Collaboration Agreements

Takeda Pharmaceuticals

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019, for evaluation by Takeda. Under the terms of the Takeda Collaboration Agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that might result from this collaboration, including MT-4019. We were entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the Takeda Collaboration Agreement. To date, the Company has received $2.0 million under this Takeda Collaboration Agreement.

In connection with the Takeda Collaboration Agreement, we entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018 that was amended and restated in July 2018. Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38. In consideration of these services, we were entitled to receive up to $2.2 million in compensation. To date, the Company has received $2.2 million under the Takeda Individual Project Agreement.

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

We received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of September 30, 2020, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

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

Pursuant to the Vertex Collaboration Agreement, Vertex paid us an upfront payment of $38.0 million, consisting of $23.0 million in cash and a $15.0 million equity investment pursuant to a Share Purchase Agreement (the “SPA”), described further below. In addition to the upfront payments, we might also receive an additional $22.0 million through the exercise of the options to license ETB products or to add an additional target. We shall provide, and Vertex will reimburse us for, certain mutually agreed manufacturing technology transfer activities.

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

For more information concerning our collaboration agreements, refer to Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the nine months ended September 30, 2020, included in this Quarterly Report on Form 10-Q.

Grant Agreements

CPRIT Grant Contract

In September 2018, we entered into a Cancer Research Grant Contract (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”), which was extended in October 2020, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CD38 CPRIT Agreement, we might also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the CD38 CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CD38 CPRIT Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements.

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

The CD38 CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) May 30, 2021 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CD38 CPRIT Agreement) by us, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CD38 CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by us for convenience. CPRIT might approve a no cost extension for the CD38 CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CD38 CPRIT Agreement.

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2020, included in this Quarterly Report on Form 10-Q.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-3724, MT-5111 and/or TAK-169 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage drugs or biologics. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development revenue - from related party	$1,566	$2,903	$4,962	$14,527
Research and development revenue - other	2,732	284	7,176	284
Grant revenue	—	431	3,210	1,262
Total revenue	$4,298	$3,618	$15,348	$16,073

Research and Development Revenue – from related party

The decrease in research and development revenue from related parties for the three and nine months ended September 30, 2020 was primarily due to research and development revenues that were recognized from the services provided under the Takeda Development and License Agreement (TAK-169) which was entered into in September 2018.

For more information about our collaboration agreements, please see Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2020, included in this Quarterly Report on Form 10-Q.

Research and Development Revenue – other

The increase in research and development revenue – other is a result of recognizing revenue associated with the Vertex Collaboration Agreement. For more information about our collaboration agreements, please see Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2020, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The increase in grant revenue for the nine months ended September 30, 2020 was primarily due to us incurring additional expenses for the CD38 CPRIT Agreement grant during the period.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$19,622	$15,249	$70,667	$33,946
General and administrative expenses	7,547	4,509	19,606	14,049
Loss on impairment of in-process research and development	—	22,123	—	22,123
Total operating expenses	$27,169	$41,881	$90,273	$70,118

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Program costs	$7,554	$8,001	$35,938	$17,089
Employee compensation	9,304	4,521	24,529	10,965
Laboratory costs	937	886	2,932	2,011
Other research and development costs	1,827	1,841	7,268	3,881
Total research and development expenses	$19,622	$15,249	$70,667	$33,946

Research and development expenses increased $4.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and $36.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increase in program costs and increased headcount related to the discovery and development of our ETBs. Additionally, we are party to multiple collaboration agreements with a related party, which can also contribute to increased research and development expense.

Program costs decreased $0.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased $18.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The programs driving the decrease for the three months ended September 30, 2020 versus the three months ended September 30, 2019 were $0.7 million for TAK-169, $1.2 million for PD-L1, $0.4 million for MT-3724 and $0.2 million for Evofosfamide partially offset by an increase in expense of $0.1 million for HER2 and $2.0 million for Other. The programs driving the increase for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019  were $3.3 million for MT-3724, $7.1 million for TAK-169, $3.8 million for PD-L1 and $3.5 million for Other.

Headcount increased in research and development by 71.17% from September 30, 2019 to September 30, 2020 in support of increased clinical trials and ramp up of cGMP manufacturing facilities and support staff. This staffing increase resulted in an increase in employee compensation costs of $13.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, respectively.

Laboratory costs increased by $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and $0.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. New lab facilities have been created to increase and refine our research and manufacturing capabilities. The increase in expense reflects the costs of outfitting, supplying and maintaining these facilities.

Other research and development costs increased by $3.4 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, respectively. This increase was driven by third party consulting and recruiting fees.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and $5.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The main driver of this increase being payroll related costs and depreciation.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and other income, net	$167	$396	$925	$1,449
Interest expense	$(521)	$(353)	$(1,229)	$(947)
Change in fair value of warrant liabilities	$-	$1	$-	$3
Loss on extinguishment of debt	$-	$-	$(1,237)	$-

Interest and Other Income and Interest Expense

The decrease in interest and other income for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was primarily due to lower interest related to our marketable securities.

The increase in interest expense for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, was primarily due to interest paid for our debt holdings, which matures in June 2024.

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

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partners. We believe such investment is strategically aligned with increasing the value of our technology. For the nine months ended September 30, 2020 and 2019, we incurred net losses of $76.5 million and $53.5 million, respectively. At September 30, 2020, we had an accumulated deficit of $240.6 million.

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

On August 7, 2020, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-242078) with the SEC, which was declared effective on August 17, 2020. In August 2020, we entered into a sales agreement (the “Sales Agreement’) with Cowen and Company, LLC (“Cowen”), pursuant to which we may offer and sell to or through Cowen acting as agent and/or principal shares of our common stock having an aggregate offering price of up to $100,000,000. Under the Sales Agreement, Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

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

At September 30, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $118.2 million and $126.6 million, respectively. Based on such cash and cash equivalents as of September 30, 2020, we expect to able to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Nine Months Ended September 30, 2020 and 2019

The table below summarizes our cash flows for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(62,291)	$(39,272)
Net cash used in investing activities	(47,869)	(31,504)
Net cash provided by financing activities	58,787	1,323
Net increase (decrease) in cash, cash equivalents and restricted cash	$(51,373)	$(69,453)

The increase in net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to an increase in operating cash disbursements as result of an increase in operating activities.

The increase in net cash used in investing activities was primarily from investment activity in marketable securities and purchase of equipment.

The increase in net cash provided by financing activities was primarily due to proceeds from the K2 Loan and Security Agreement, which was partially offset by repayment of the Perceptive Credit Facility in the nine months ended September 30, 2020.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $240.6 million at September 30, 2020. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-3724 and MT-5111, co-development activities related to TAK-169, collaboration with Vertex, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the ongoing Phase II monotherapy study of MT-3724, our lead ETB candidate;
•	support the ongoing Phase Ib and initiate Phase II clinical trials of MT-3724;
•	co-develop TAK-169 with Takeda;
•	continue the research and development of our other ETB candidates, including completing pre-clinical studies and commencing clinical trials;
•	research activities through the designation of the development candidate(s) with Vertex;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our increased operations;

•	experience any delays or encounter any issues resulting from any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
•	service long-term debt; and
•	complete the expansion of the Company’s cGMP facility.

Payments on the Perceptive Credit Facility commenced April 2018 and were interest only, paid quarterly for the first 24 months. Upon the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million were due each calendar quarter. The Perceptive Credit Facility was paid off in May 2020, using proceeds from the K2 Loan and Security Agreement. See Note 8, “Borrowing Arrangements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2020, included in this Quarterly Report on Form 10-Q for additional information regarding the Perceptive Credit Facility and the K2 Loan and Security Agreement.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, Organization and Summary of Significant Accounting Policies, to our unaudited condensed financial statements for the  three and nine months ended September 30, 2020, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2020, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in internal controls over financial reporting.

Except for the remediation plan described below there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, management has implemented and continues to implement a remediation plan to address the root causes which contributed to the material weakness. During the quarter ended September 30, 2020, we continued to make progress on our remediation, including, removing all inappropriate user access rights.  The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing that these controls are operating effectively. The Company expects that the remediation of this material weakness will be completed during 2020.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $76.5 million for the nine months ended September 30, 2020. At September 30, 2020, we had an accumulated deficit of $240.6 million.

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

Unless and until we can generate a substantial amount of revenue from our drug or biologic candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings or collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. On August 7, 2020, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-242078) with the SEC, which was declared effective on August 17, 2020. In August 2020, we entered into a sales agreement (the “Sales Agreement’) with Cowen and Company, LLC (“Cowen”), pursuant to which we may offer and sell to or through Cowen acting as agent and/or principal shares of our common stock having an aggregate offering price of up to $100,000,000. Under the Sales Agreement, Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

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

For example, in December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China and the disease it causes (COVID-19) was declared to be a global pandemic by the World Health Organization in March 2020. Any outbreak of contagious diseases such as coronavirus, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers. Any disruption to our operations or the operations of our collaborators or suppliers would likely impact our drug development efforts, operating results, and our financial condition. The extent to which the current coronavirus pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.

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

•	delays or failure in obtaining required institutional review board, or IRB, approval at each clinical trial site;
•	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
•	delays in recruiting or failure to recruit sufficient eligible volunteers or subjects in our clinical trials;
•	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
•	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
•	subjects withdrawing from our clinical trials;
•	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold;
•	occurrence of adverse events associated with our drug or biologic candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical trials of our drug or biologic candidates;
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

Our clinical trials of MT-3724 are currently subject to a partial clinical hold imposed by the FDA. A clinical hold on any of our clinical trials could result in delays of our clinical development timeline.

On November 4, 2020, the FDA notified us that MT-3724 clinical studies have been placed on partial clinical hold following a treatment-related fatality in one subject who experienced Grade 5 capillary leak syndrome (CLS) in the MT-3724 monotherapy study. Until the partial clinical hold is removed, no new subjects will be enrolled in our monotherapy study in relapsed/refractory DLBCL or MTEM’s two MT-3724 combination studies in relapsed/refractory NHL, but patients currently receiving treatment and who are receiving clinical benefit may continue to be dosed. There can be no assurance that the FDA will lift the partial clinical hold; furthermore, the FDA may expand the scope of the partial clinical hold. If the FDA does not lift the partial clinical hold in the near future or at all, our clinical development of MT-3724 will be materially and adversely delayed and impaired. There can be no assurance that our current or future clinical trials will not be subject to additional partial or full clinical holds, which could delay or impair the commencement and completion of our clinical trials and the regulatory approval of our drug or biologic candidates.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We currently have one ETB drug or biologic candidate, MT-3724, which has been administered in patients with non-Hodgkin’s lymphoma. This compound has been placed on a partial clinical hold by the FDA following a study subject death due to treatment-related CLS. No studies with this compound will enroll new patients until or unless the partial clinical hold is released. A second ETB drug or biologic candidate, MT-5111, has one Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted SLT-A fusion protein, TAK-169, developed in collaboration with Takeda, has one Phase I study, which began dosing patients in the first quarter of 2020, and the remainder of our drug or biologic candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders, the allocation of healthcare resources to treating those infected with the virus, and the redeployment of FDA and EMA resources to priority projects, could have an impact on the timeline for review and approval of new marketing applications. Although the FDA communicated to industry in mid-2020 that its new drug and biologic review programs were continuing to meet key performance goals related to communicating with applicants and approving new products, the agency also noted that the uncertainty of the COVID-19 situation may make it difficult to sustain its current level of performance indefinitely. The FDA has told industry that it intends to be as transparent as possible about its workload as the situation evolves.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our MT-3724 drug or biologic candidate has been studied in only a limited number of subjects with a confirmed diagnosis of non-Hodgkin’s lymphoma as monotherapy or in combination with other agents, and the adverse events which are considered to be important identified or potential risks of treatment include, but are not limited to, infections, neutropenia, acute kidney injury, CLS, cytokine release syndrome, myalgias, infusion related reactions, tumor lysis syndrome and reproductive risks.

In addition to the side effects that are known to be associated with MT-3724, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns, adverse effects or events, or severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, we have observed severe adverse events, including a single death, from and/or relating to CLS with MT-3724. The occurrence of these and other adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-3724 will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for MT-3724 or other drug or biologic candidates. For additional information, see the risk factor titled “Our clinical trials of MT-3724 are currently subject to a partial clinical hold imposed by the FDA. A clinical hold on any of our clinical trials could result in delays of our clinical development timeline.”

Even if approved, MT-3724 may carry boxed warnings or other precautions regarding the risk of CLS. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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
•

we may be required to create a Risk Evaluation and Mitigation Strategies, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to study subjects, a communication plan for healthcare providers, and/or other elements to assure safe use;

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

•	we may decide to recall such drug or biologic candidates from the marketplace after they are approved;
•	we could be sued and held liable for harm caused to subjects; and
•	our reputation may suffer.

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

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Clinical trials may produce negative or inconclusive results, and we or any future collaboration partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug or biologic candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. The results of preclinical studies and early clinical trials of our drug or biologic candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Drug or biologic candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks or failure in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of subjects in limited numbers of clinical trial sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks or failure in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. In particular, no ETB-based drug or biologic candidates have been approved or commercialized in any jurisdiction, and the outcome of our preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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

We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our drug or biologic candidates harms subjects or is perceived to harm subjects even when such harm is unrelated to our drug or biologic candidates, we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

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

Some of our ETB drug or biologic candidates have shown in clinical trials to induce adverse events. These important identified or potential risks of treatment include, but are not limited to, the following: infections, neutropenia, acute kidney injury, CLS, cytokine release syndrome, myalgias, infusion related reactions, tumor lysis syndrome and reproductive risks.

There is a risk that our future drug or biologic candidates may induce similar or more severe adverse events. For example, we have observed severe adverse events, including death, from and/or relating to CLS with MT-3724.  Patients with the diseases targeted by our drug or biologic candidates may already be in severe or advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, subjects may suffer adverse events, including death, for reasons that may be related to our drug or biologic candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured subjects, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our drug or biologic candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our drug or biologic candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Although we have product liability insurance covering our clinical trials in the United States for up to $7.0 million per occurrence up to an aggregate limit of $7.0 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We also will likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our drug or biologic candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our drug or biologic candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties. Claims also could be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, subjects or trial sites or limitations on approved indications;
•	the inability to commercialize, or if commercialized, decreased demand for, our drug or biologic candidates;
•	if commercialized, product recalls, withdrawals of labeling, marketing or promotional restrictions or the need for product modification;
•	initiation of investigations by regulators;
•	loss of revenues;
•	substantial costs of litigation, including monetary awards to subjects or other claimants;
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay;
•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
•	the diversion of management’s attention from our business; and
•	damage to our reputation and the reputation of our products and our technology.

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

Both members of Congress and President Trump have expressed an intention to repeal or repeal and replace the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. In addition, the Fifth Circuit Court of Appeals recently upheld a federal district court decision finding the individual insurance mandate in the ACA to be unconstitutional. The Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance, could be severed from the rest of the ACA so that the entire law would not be declared invalid. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are scheduled to take place on November 10, 2020, with a ruling from the Court expected in early 2021. It is unclear how this decision and other efforts to repeal and replace the ACA will affect the implementation of that law and our business. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our drug or biologic candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug or biologic candidates for which we obtain marketing approval, if any. Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, as well as several Executive Order recently signed by President Trump related to pharmaceutical costs and reimbursement. There also are a number of state and local legislative and regulatory efforts related to drug or biologic pricing, including drug or biologic price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access.

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

On July 16, 2020, the Court of Justice of the European Union, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision calls into question certain data transfer mechanisms as between the European Union member states and the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business, and future actions of European Union data protection authorities are difficult to predict at this early date. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.

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

In addition, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020 with the final regulations made effective in August 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

During the course of our development of our lead drug or biologic candidate, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT. We entered our first CPRIT award grant contract, or the 2011 CPRIT Agreement, on December 1, 2011. On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program, or the 2018 CPRIT CD38 Agreement, which was extended in October 2020. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

If we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection or data or market exclusivity for our technologies, drug or biologic candidates, compositions or their uses, we may not be able to compete effectively, and our business and results of operations would be harmed.

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

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-3724, MT-5111, TAK-169 and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Roche/Genentech, Bayer, Takeda, AbbVie,  Seattle Genetics, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, ADC Therapeutics, Bluebird Bio, Gilead, ZymeWorks, Forty Seven, GlaxoSmithKline, Incyte, TG Therapeutics, Versatem and F-Star. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-3724, MT-5111, TAK-169 or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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
•

adverse results, clinical holds, or delays in the clinical trials of our drug or biologic candidates or any future clinical trials we may conduct, or changes in the development status of our drug or biologic candidates;

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2020, a total of 49,963,732 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

On August 7, 2020, we filed with the SEC a registration statement on Form S-3 for $300.0 million of securities (the “Shelf Registration Statement”), inclusive of a $100.0 million ATM program. This Shelf Registration Statement is in replacement of our existing registration statement on Form S-3 and incorporates the unsold balance remaining thereto. The SEC declared effective the Shelf Registration Statement effective on August 17, 2020 and we may make sales of securities from time to time, depending on market conditions, pursuant to the Shelf Registration Statement.

Pursuant to the Sales Agreement with Cowen, we may offer and sell up to $100,000,000 of our common stock from time to time through Cowen as our sales agent. Sales of the shares of our common stock, if any, may be made by any means permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act and will generally be made by means of brokers' transactions on the NASDAQ Global Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cowen. To date, we have not sold any shares of our common stock under the Sales Agreement. Whether we choose to effect future sales under the Sales Agreement will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital. The issuance from time to time of these new shares of common stock under the Sales Agreement or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

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

As of September 30, 2020, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 39.51% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for specified disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of fiduciary duty; (3) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or (4) any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, in as much as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At September 30, 2020, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At September 30, 2020, we had 228 full-time employees and 4 part-time and temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

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

Molecular Templates, Inc.

Date: November 6, 2020	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: November 6, 2020	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer