Form 10-K
period 2020-12-31
Molecular Templates, Inc.
filed 2021-03-19
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing price of $13.79 of the common stock on The Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $410,327,063. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 17, 2021 there were 56,052,306 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2020 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Molecular Templates, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-3724 and other engineered toxin body (“ETB”) biologic candidates;
•	our ability to resolve the partial clinical hold placed on our clinical studies of MT-3724 and to potentially resume enrollment in our MT-3724 clinical studies;
•	our utilization of a next-generation ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”);
•	the timing and our ability to advance the development of our drug or biologic candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
•	our ability to obtain the benefits we anticipate from partnering or collaboration agreements that we may enter into;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates;
•	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
•	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;
•	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug or biologic product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our anticipated use of proceeds from any financing activities;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	the extent to which COVID-19 will continue to impact our business operations or financial condition;

•	our projected financial performance; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors”.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to “Molecular,” the “Company,” “we,” “our,” “us” or similar terms refer to Molecular Templates, Inc., and our wholly owned subsidiaries.

ITEM 1.BUSINESS

Molecular Templates, Inc., or Molecular, is a clinical-stage biopharmaceutical company focused on the discovery and development of differentiated, targeted, biologic therapeutics for cancer and other serious diseases. Molecular utilizes its proprietary biologic drug platform to design and generate engineered toxin bodies, or ETBs, which Molecular believes provide a differentiated mechanism of action that may be beneficial in patients resistant to currently available cancer therapeutics. ETBs use a genetically engineered version of the Shiga-like Toxin A subunit, or SLTA, a ribosome inactivating bacterial protein. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In Molecular’s scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a cancer target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cancer cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer and other serious diseases.

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

ETBs have a differentiated mechanism of cell kill in cancer therapeutics (the inhibition of protein synthesis via ribosome destruction), and Molecular has preclinical and clinical data demonstrating the utility of these molecules in chemotherapy-refractory cancers. ETBs have shown good tolerability in multiple animal models as well as a generally favorable tolerability profile in Molecular’s clinical studies to date. Molecular believes the target specificity of ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their tolerability profile provide opportunities for the clinical development of these agents to address multiple cancer types.

Molecular’s initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. Molecular is developing ETBs for various targets, including CD20, CD38, HER2, and PD-L1. CD20 is central to B cell malignancies and is clinically validated as a target for the treatment of lymphomas and autoimmune disease. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers. Molecular’s lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in two Phase II studies: a monotherapy study and a combination study with lenalidomide. The combination study with lenalidomide has demonstrated preliminary evidence of tolerability and efficacy with lenalidomide at standard doses and MT-3724 at 10 μg/kg. The U.S. Food and Drug Administration, or FDA, placed Molecular’s MT-3724 studies on partial clinical hold in November 2020. MT-5111 (ETB targeting HER2) and TAK-169 (ETB targeting CD38) are both in ongoing Phase I studies. Molecular provided an update on the MT-5111 Phase I study in December 2020 and expects to announce interim clinical results from the dose escalation portion of the Phase I study in the second quarter of 2021 and additional data from both the dose escalation portion of the study and the HER2-positive breast cancer expansion cohort in the fourth quarter of 2021. Molecular filed an IND for MT-6402 (ETB targeting PD-L1) in December 2020 and the IND was accepted in January 2021. Molecular expects to initiate a Phase I study of MT-6402 in the first half of 2021. Molecular also expects to file an IND for CTLA-4 (ETB targeting CTLA-4) in 2021.

Molecular has built up multiple core competencies around the creation and development of ETBs. Molecular developed the ETB technology in-house and continues to make iterative improvements in the scaffold and to identify new uses of the technology. Molecular also developed the proprietary process for manufacturing ETBs under Current Good Manufacturing Practice, or cGMP, regulatory standards and continues to make improvements to its manufacturing processes. Molecular has conducted multiple cGMP manufacturing runs with its lead compound and believes this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

Challenges in Oncology

Existing mechanisms of action, the specific biochemical interaction through which a drug substance produces its pharmacological effect, are subject to numerous limitations in oncology. The clinical benefit of a given drug is a function of the biological properties of the drug, the target with which the drug interacts and the tumor indication being treated, but the relative contribution of each of these factors is difficult to separate. To date, significant challenges exist in identifying the most appropriate cancer targets, applying the most effective mechanisms of action and selecting the appropriate disease indications and most responsive patient populations for a particular drug or biologic. These challenges include the following:

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

Molecular’s Differentiated Approach

Molecular was founded on the principle that differentiated mechanisms of action are crucial for improving outcomes in oncology. Molecular has created a new ETB scaffold with a differentiated mechanism of action, coupled with a predictable PK and ADME profile. Molecular’s ETB scaffold permits rapid screening for lead identification and easily scalable production, which Molecular believes offers an opportunity to provide meaningful clinical benefits in oncology with more cost-efficient research and development than current treatments. Molecular believes the differentiated biological activity inherent to the ETB scaffold, particularly the ability to induce internalization and employ a differentiated mechanism of cell kill, may allow for differentiated clinical benefit in patients as monotherapy and in combination with standard of care therapies.

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

•

Molecular’s ETB platform allows Molecular to identify ETBs to target and select patients in the Phase I clinical trials that phenotypically match that ETB program. Molecular can screen a library of single chain variable fragments, or scFvs, expressed in Molecular’s ETB scaffold to a given target. The pharmacokinetic and ADME profile of these compounds are similar and relatively predictive in humans based on animal models. Once the lead is selected and Investigational New Drug Application, or IND-enabling studies are completed, Molecular can enrich a Phase I clinical trial with only patients expressing the target of the ETB. In these Phase I clinical trials, Molecular can get a faster read on the candidate’s safety as well as efficacy than is possible in many drug development programs. Molecular’s Phase I trial in non-Hodgkin’s lymphoma with MT-3724 established the PK, ADME, dose-limiting toxicities, or DLTs, maximum tolerated dose, or MTD, and recommended Phase II dose and monotherapy efficacy after just 21 patients were treated.

Molecular’s Strategy

Molecular’s goal is to bring the right ETBs to the right patients to provide long-lasting benefits that ultimately improve patients’ lives. To achieve its goal, Molecular is:

•

Implementing development strategies that capitalize on the differentiated pharmacological features of Molecular’s ETB technology and the validated nature of the targets it has chosen. Molecular believes the target specificity of its ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profiles will provide opportunities for the clinical development of these agents to address multiple cancer types. For example, Molecular is developing its lead product MT-3724 as a single agent therapy for relapsed and refractory diffuse large B-cell lymphoma, or DLBCL, patients and in combination with approved therapies in earlier stages of high-risk DLBCL. The targeting of CD20 with antibody therapeutics is known to confer clinical benefit in these settings. MT-3724’s differentiated mechanism of action, safety and pharmacological profiles targeting CD20 may provide an advantage over other modalities. Given the unique mechanism of direct cell kill, via ribosome inactivation, Molecular believes there is the potential for combination or sequential drug strategies that may be unique to its ETB drug candidates. Further, based on the safety data seen to date with ETBs, Molecular believes the different PK and ADME profiles of its ETBs may allow them to be more appropriate therapies for certain patient populations, particularly those who are unable to tolerate intensive chemotherapy as primary or conditioning therapy. For example, in the Phase I clinical trial for MT-3724, the median age was 65 and the median number of prior therapies was four. Molecular believes all of these attributes will enable Molecular to pursue development strategies not feasible with other therapeutic approaches.

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

•

Maximizing the value of Molecular’s early pipeline through the continual improvement of Molecular’s technology. Since its founding, Molecular has made substantial progress in improving its ETB technology. Molecular has created a proprietary SLTA that has been heavily modified to dramatically reduce innate and adaptive immunogenicity and is utilized in Molecular’s second and third generation ETBs. In addition, new approaches have been developed for the genetic fusion of the SLTA and antibody domain that enhances the potency of Molecular’s ETBs. Molecular has also developed ETBs that have the ability to deliver foreign class I antigens into target cells for expression in complex with MHC class I molecules on the target cell’s surface. Molecular has shown preclinically that certain foreign antigens can be functionally recognized by endogenous human T-cells thereby enabling a potentially new and differentiated approach to immuno-oncology.

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

ETBs appear to induce the internalization of non- or poorly-internalizing targets, have a differentiated mechanism of action (enzymatic and irreversible ribosome inactivation), have relatively predictable PK and ADME profiles and can be readily manufactured to cGMP standards. From a library of antibody targeting domains, Molecular’s research and design platform allows for the comprehensive in vitro selection of a lead ETB to a given target based on affinity and specificity, potency and expression. Lead selection is confirmed through the use of animal models to verify PK, ADME and potency. ETBs possess potent direct cell killing effects via a differentiated mechanism of action, can force receptor internalization, and can be used to deliver payloads such as foreign class I antigen to the cytosol. MT-3724, Molecular’s lead ETB candidate, is being developed for treating B-cell malignancies and utilizes the wild-type SLTA. Because of the immune-compromised nature of patients with B-cell malignances, Molecular did not believe de-immunization of SLTA was critical in these patients; this hypothesis has been supported by clinical data in DLBCL patients.

In subsequent ETBs, Molecular utilizes a highly potent and proprietarily de-immunized SLTA scaffold that elicits significantly reduced innate and adaptive immunogenic responses as demonstrated in preclinical and animal studies (presented at the 2017 American Association for Cancer Research, or AACR, Annual Meeting). For indications where tumors have been demonstrated to be sensitive to T-cell engagement, Molecular has developed ETBs that deliver foreign class I viral antigens for presentation on the surface of the tumor: Molecular’s Antigen Seeding Technology (AST), a differentiated approach to immune-oncology. Molecular has integrated its AST into the PD-L1 targeting ETB, MT-6402, and continues to build out animal models to further validate and screen additional ETB candidates to support this approach.

Molecular believes that its proprietary ETB technology platform represents a differentiated approach in oncology. ETBs possess the targeting specificity of antibody-based therapeutic approaches but deliver highly potent payloads that disrupt protein synthesis, a fundamental function of a cancer cell, in a manner not subject to traditional chemotherapy resistance mechanisms or target internalization limitations, as with ADCs. Molecular is also seeking to expand the universe of potential targets subject to pharmaceutical treatments by exploiting the ETB’s ability to force internalization against receptors that do not normally internalize. MT-3724 highlights this capability and approach. MT-3724 targets CD20, which is a canonical non-internalizing receptor that is not susceptible to traditional chemo-based ADC approaches.

Novel mechanisms of action are needed in oncology treatment, and Molecular believes that its ETB platform technology’s differentiated mechanisms of action may offer unique benefits over existing treatment modalities.

ETB Product Pipeline

Molecular is developing a pipeline of ETBs that Molecular believes will have the ability to provide a meaningful and long-lasting benefit to cancer patients. Molecular plans to develop each of these as single agents and/or in combination with other therapies, as applicable. The following table depicts Molecular’s current pipeline:

MT-3724—ETB Targeting CD20

Overview

CD20 is expressed on 90% of B-cell non-Hodgkin’s lymphoma, or NHL, cells and is a non-internalizing receptor. Rituxan (rituximab), an antibody to CD20, is approved for treatment of NHL in both the front and second-line settings. Rituxan has limited direct cell kill effects against CD20-expressing cells. Instead, it works through indirect methods of recruiting immune responses to CD20-expressing cells through antibody dependent cell-mediated cytotoxicity, or ADCC, and/or complement dependent cytotoxicity, or CDC. Rituxan’s indirect cell kill mechanism’s reliance on a favorable tumor microenvironment for immune stimulation is problematic because it allows opportunities for resistance to emerge. Therefore, direct cell kill, approaches that target CD20-expressing lymphomas are attractive. Two such agents are currently approved: the radioisotope-conjugated antibodies Bexxar, developed by GlaxoSmithKline, and Zevalin, developed by IDEC Pharmaceuticals (now part of Biogen), both of which use ionizing radiation to induce direct cell kill without internalization being necessary. These radioisotope conjugated antibodies are more effective than naked anti-CD20 antibody approaches such as Rituxan and HuMax-CD20 in the relapsed or refractory indolent NHL setting because they are far less dependent on the physiology of the tumor. However, despite their favorable efficacy profile, Bexxar and Zevalin are considered commercial disappointments and have not been widely adopted by oncologists primarily due to the constraints associated with the administration of nuclear medicines. Radioimmunotherapies are difficult to administer, with few institutions licensed for nuclear medicine. Because of these factors, the combined use of Bexxar and Zevalin accounted for only a minimal share of all administered second-line therapies for indolent NHL patients worldwide (seven major markets) despite superior clinical data in this setting. Bexxar was subsequently taken off the market in 2013. Molecular believes this provides a significant opportunity for a CD20-targeting therapy, such as MT-3724, that directly kills cells without the use of radioisotopes, and utilizes a mechanism of action of cell kill that is not subject to cross-resistance with chemotherapy or antibody approaches.

MT-3724 is an ETB specific to the B-cell marker CD20 protein. Molecular developed MT-3724 to provide a non-radioactive means of direct cell kill targeted to CD20 for the treatment of NHL. The differentiated mechanism of action of MT-3724 involves binding to the surface protein CD20, forcing internalization into the target cell, retrograde transport to the cytosol and subsequent enzymatic and permanent ribosome-inactivation. Following the completion of the Phase I dose escalation trial in 2017, Molecular conducted a Phase Ib expansion trial of MT-3724 in patients with relapsed/refractory DLBCL. In 2019, Molecular initiated a Phase II monotherapy study as well as two Phase II combination studies of MT-3724 in earlier lines of DLBCL; one in combination with chemotherapy (gemcitabine/oxaliplatin, or GemOx) and one in combination with lenalidomide. Since November 4, 2020, Molecular’s MT-3724 clinical studies have been on partial clinical hold by the FDA.

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

Molecular initially filed an IND application with the FDA, on July 31, 2014, and Molecular received the notification from the FDA that it could proceed with the Phase I trial on August 29, 2014 with the first patient dosed in March of 2015. The Phase I trial was a multi-center, open-label, multiple-dose Phase I, dose-escalation study of MT-3724 in subjects with relapsed, refractory B-cell NHL or chronic lymphocytic leukemia, or CLL. A total of 21 patients were treated with MT-3724 with doses ranging from 5 to 100 mcg/kg. Patients were dosed 3 times per week over two weeks (6 doses) followed by a two-week hiatus for the first cycle, as mandated by the FDA. Subsequent cycles were dosed over two weeks with a one-week hiatus. Originally, up to five cycles of treatment were allowed per protocol. This was subsequently amended to allow for extended dosing beyond five cycles.

Twenty-one patients were treated with escalating doses of MT-3724 starting at the 5 mcg/kg dose level. Nearly all patients experienced at least one adverse event, with peripheral edema, diarrhea, myalgia, cough, fatigue, constipation, nausea, anemia, stomatitis, pyrexia, dizziness, headache, insomnia, dyspnea, being the more commonly reported adverse events. During the Phase I study, there were no treatment-related deaths.

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

In the Phase I study, 31 serious adverse events, or SAEs were reported. Most these events were attributed to exacerbation of a pre-existing condition or disease progression. Both subjects in the 100 mcg/kg/dose cohort were withdrawn in cycle 1 for SAEs which the investigator and DMC assessed as DLTs and determined that the MTD had been exceeded.

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

Based on the clinical effect observed among DLBCL patients, Molecular opened a Phase Ib expansion study to further explore the potential of MT-3724 in DLBCL. The final results from Phase I/Ib study were presented at the American Society of Hematology (ASH) 2019 Annual Meeting, in December 2019. Observations included the following:

•	Of the 13 serum rituximab negative (RTX-neg) diffuse large B cell lymphoma, or DLBCL or mixed DLBCL/FL subjects, 5 responded (38% objective response rate) across the range of 5 to 100 μg/kg doses.
•

Of the 5 responses, 2 were complete responses (CRs) and 3 were partial responses (PRs) of which one was a complete metabolic response (CMR). Three subjects had stable disease (including 2 subjects with 49% and 47% tumor reductions) and 5 subjects had progressive disease.

•	Of the 5 serum RTX-neg subjects with DLBCL who received MT-3724 at 50 μg/kg, the maximum tolerated dose (MTD), 3 responded (2 CRs, 1 PR).

In 2019, Molecular initiated a Phase II monotherapy DLBCL study. Furthermore, Molecular is developing MT-3724 in earlier lines of therapy in combination with chemotherapy and non-chemotherapy based regiments. In 2019, Molecular also initiated a Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx) in an earlier line of treatment for DLBCL and a second Phase II combination study with MT-3724 and Revlimid® (lenalidomide), also in an earlier line of DLBCL treatment. Interim results were presented at the virtual 25th Congress of the European Hematology Association (EHA) in June 2020. These data demonstrated preliminary evidence of tolerability and efficacy with lenalidomide at standard doses and MT-3724. Among 7 evaluable subjects, 2 were CRs and 3 were PRs. While there were no permanent discontinuations due to adverse events, grade 2 capillary leak syndrome (CLS) occurred at 25 mcg/kg, leading to the opening of a new cohort at 20 mcg/kg. The study had a revised schedule of therapy with MT-3724 being dosed twice rather than three times weekly for the first two cycles and then on a weekly schedule thereafter. The combination study with GemOx has demonstrated preliminary evidence of efficacy but grade 2 innate immune adverse effects were seen with standard doses of gemcitabine and oxaliplatin and 10 μg/kg doses of MT-3724. The study protocol has been amended to include a revised schedule where MT-3724 dosing is initially sequenced with GemOx dosing.

On November 4, 2020, the FDA, notified Molecular that MT-3724 clinical studies were placed on partial clinical hold following a fatality in one subject in the Phase II monotherapy study due to treatment-related CLS on October 20, 2020. The fatality occurred in a DLBCL subject who had been treated with six prior lines of therapy including rapid progression through three lines of therapy in the six months prior to MT-3724 dosing (including most recently a first generation anti-CD19 CAR T-cell). The subject had transformed DLBCL from Waldenstrom’s Macroglobulinemia and came onto the MT-3724 study with a CD4/CD8 T-cell ratio of 0.47. The subject did not have a radiographic assessment of response but an elevated LDH was thought by the principal investigator to represent disease progression. The subject initially had Grade 2 CLS following treatment with MT-3724, recovered after a dosing interruption, resumed dosing and then had CLS that was ultimately fatal. While Grade 1 and 2 CLS is an expected potential adverse reaction of MT-3724, this was the only subject in any MT-3724 study to date with CLS that was more severe than Grade 2. At such time, subjects already enrolled in MT-3724 clinical studies who were receiving clinical benefit were permitted to continue dosing, but no new patients have been, or will be, enrolled in any MT-3724 study pending resolution of this matter.

As part of Molecular’s overall investigation into the partial clinical hold on MT-3724, Molecular investigated MT-3724 product quality attributes.  Based on Molecular’s findings, Molecular submitted a partial clinical hold response to the FDA in February 2021 in which it proposed to implement new drug product manufacturing and release criteria. Molecular also has determined that the MT-3724 product that has been manufactured to date for use in the MT-3724 studies Molecular plans to continue will not be consistent with the new criteria once they are implemented.

Based upon Molecular’s findings to date and after a thorough risk/benefit assessment, Molecular decided to discontinue dosing of subjects remaining on the Phase II combination study with MT-3724 and Revlimid® (lenalidomide). Additionally, following the decision to temporarily discontinue dosing for the remaining subject on the Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx), the subject decided in collaboration with their physician to discontinue treatment. Although there have been no signs of CLS toxicity worse than grade 2 in either of these MT-3724 studies, Molecular’s decision to discontinue dosing in these studies was taken out of an abundance of caution with the study subjects’ health and safety in mind.  Further, after a review of the current competitive landscape and following the last subject discontinuing treatment, Molecular decided to discontinue its Phase II combination study with MT-3724 and GemOx. Molecular made this decision based upon its belief in the potential for more promising future combinations with its product candidates.  Accordingly, there are currently no subjects being treated under any MT-3724 protocol.

In connection with Molecular’s other MT-3724 studies, Molecular continues to work to address the partial clinical hold and MT-3724 product lot information requests from the FDA and will then seek agreement from the FDA to remove the partial clinical hold. Molecular submitted its partial clinical hold response to the FDA in February 2021. There can be no assurance with respect to Molecular’s ability to remove the partial clinical hold, or the timing thereof. As Molecular undertakes these efforts, it is also actively evaluating whether to resume development of MT-3724 or discontinue the MT-3724 program. This decision will be made in the context of opportunities to advance the development of a next-generation CD20-targeted ETB or other program in addition to funding the development of our clinical stage next-generation ETB programs, including MT-5111, TAK-169, and MT-6402. Molecular’s trials and plans for its other ETB product candidates, including MT-5111, TAK-169, and MT-6402, which utilize next-generation ETB technology, are not affected by the partial clinical hold imposed by FDA on MT-3724. Next-generation ETB scaffolds have been designed to reduce or eliminate the propensity for innate immunity, including CLS. To date, Molecular has not observed any cases of CLS (any grade) in human subjects who have been dosed with MT-5111. Molecular cannot comment on clinical data from the TAK-169 Phase I study due to confidentiality obligations. Molecular does not yet have clinical data with MT-6402 as the Phase I study of MT-6402 is expected to be initiated in the first half of 2021.

MT-5111—ETB Targeting HER2

Overview

Molecular has launched additional programs against the key target HER2, which was selected because of its validated role in breast cancer. Targeting HER2 with different modalities (antibody, small molecule and ADC) has shown clinical benefit, and the target is known to persist after a given modality has failed. The clinical results seen with Kadcyla (an ADC to HER2) strongly suggests that a direct cell kill approach to HER2 can provide significant benefit and be well tolerated in patients. Molecular believes that attacking HER2-expressing tumor cells with a differentiated mechanism of destruction may provide meaningful clinical benefits, even in patients whose disease has progressed on other HER2-targeted modalities. Molecular’s lead HER2 ETB, MT-5111, has shown potent picomolar activity in Kadcyla insensitive HER2+ cell lines and has shown additive or synergistic benefit with Kadcyla in vitro in HER2+ cell lines.

Molecular filed an IND for MT-5111, its ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. Molecular began dosing study subjects in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a maximum tolerated dose (MTD) or Recommended Phase II Dose (RP2D) is established in Part 1. Molecular provided an update on this study in December 2020. All of the following information on the Phase I study for MT-5111 was as of that update. 16 subjects, with a median of 4 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111; subjects with breast cancer received a median of 6 prior lines of therapy, 4 of which contained HER2-targeting agents (metastatic breast cancer n=6, metastatic biliary tract carcinoma n=6, metastatic pancreatic cancer n=2, and one each of metastatic colon adenocarcinoma and metastatic gastroesophageal junction adenocarcinoma). Five cohorts (0.5, 1.0, 2.0, 3.0, and 4.5 μg/kg/week) have been successfully completed and the sixth cohort (6.75 μg/kg) has been initiated. Pharmacokinetic (PK) data confirm the predicted human PK based on non-human primate studies. PK modeling has suggested that doses equal to or greater than 5.0 μg/kg are likely needed for efficacy. Thus far, no dose limiting toxicities (DLTs) have been observed in any cohort and MT-5111 appears to be well tolerated, with no cardiotoxicity observed to date (cardiotoxicity is a known potential toxicity for HER2 targeted therapies). To date, Molecular has observed no cases of CLS (any grade) in human subjects who have been dosed with MT-5111.

As of Molecular’s December 2020 update, no cardiac AEs or abnormalities in cardiac biomarkers have been noted thus far. The most commonly reported AEs that may be causally related among the 4 dosing cohorts to date and for which source-verified data were available include the following: fatigue (n=3), AST increased (n=2) at 0.5 μg/kg and 1 μg/kg, and chills (n=2). These most commonly reported AEs were all of grade 1 or 2 severity. No cases of capillary leak syndrome (any grade) were observed. One subject with metastatic breast cancer in cohort 2 (1 µg/kg) remained on treatment for 10 cycles with stable disease; although she had unmeasurable disease by RECIST criteria, she had three sub-centimeter hepatic lesions that disappeared at the end of cycle 8 before she discontinued at cycle 10.  This subject had received three prior HER-2 targeting regimens which initially included pertuzumab plus trastuzumab followed by trastuzumab and T‑DM1 as monotherapies. To date, 17 subjects have discontinued for disease progression and one subject is too early to evaluate. Cohort 6 (6.75 μg/kg/dose) is open for enrollment with cohort 7 (10 μg/kg) expected to open in the first half of 2021. The HER2- positive breast cancer expansion cohort is planned to begin in the first half of 2021 at a dose of 10 μg/kg (anticipated to be a therapeutic dose level), pending adequate safety data. Dose escalation will continue to determine the recommended Phase II dose while the breast cancer expansion cohort collects efficacy and safety data.

Molecular is encouraged by the safety profile to date in these heavily pretreated subjects and believes the study has reached clinically active dose levels. Molecular expects to present interim clinical results from the dose escalation portion of the Phase I study as of December 2020 in the second quarter of 2021. MTEM expects to provide an update on additional data from both the dose escalation portion of the study and the HER2-positive breast cancer expansion cohort in the fourth quarter of 2021.

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

In 2019, Molecular and its partner Takeda presented preclinical data on TAK-169 at the American Association of Cancer Research (AACR) annual meeting, the IND for TAK-169 was accepted by the FDA in June 2019, and Takeda initiated a Phase 1 study in relapsed/refractory multiple myeloma in the fourth quarter of 2019. In December 2019, the FDA granted Orphan Drug Designation to TAK-169 for the treatment of multiple myeloma. Phase I dosing for TAK-169 began in the first quarter of 2020, was paused in March 2020 due to the COVID-19 pandemic and was re-initiated during the fourth quarter of 2020.

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

MT-6402 – ETB Targeting PD-L1

Overview

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

MT-6402 is an ETB consisting of a single chain variable fragment (scFv) with affinity for PD-L1, fused to the enzymatically active de-immunized Shiga-like toxin-A subunit (SLTA) and a class I antigen derived from the human cytomegalovirus (HCMV) pp65 protein. MT-6402 was designed to induce potent anti-tumor effects via PD-L1 targeting through multiple mechanisms that may overcome the limitations of the PD-L1 antibodies. In preclinical studies, MT-6402 specifically binds and kills both tumor and immune PD-L1 expressing cells in a manner consistent with SLTA mediated cellular cytotoxicity through ribosomal inactivation, independent of checkpoint inhibition. Additionally, MT-6402 alters the immunophenotype of targeted cells by delivering foreign class I antigen from CMV for presentation in complex with MHC class I, which may provoke a CMV-specific immune response against the targeted cells. Third, MT-6402 may rehabilitate the tumor microenvironment (TME) and allow for immune recognition of tumors by destroying PD-L1-expressing immune cells in the TME through ribosomal inactivation.

Molecular filed an IND for MT-6402 in December 2020, its ETB targeting PD-L1, and the IND was accepted in January 2021. A Phase I study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients is expected to be initiated in the first half of 2021.

ETB Pipeline

Molecular anticipates filing an IND for its ETB targeting CTLA-4 in 2021. Molecular is also conducting preclinical research on ETBs targeting SLAMF-7 and CD45.

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

The agreement has a total transaction price of $29.8 million, consisting of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment which was achieved in the first quarter of 2020, (3) minus $10.2 million in expected co-share payments payable to Takeda during Early-Stage Development. In July 2019, we exercised our co-development option and the agreed upon collaboration budget was increased to cover additional research and development activities whereby both parties will continue to cost share. If we continue our option to co-develop, we will be eligible to receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325 million in milestone payments upon the achievement of certain sales milestone events. If we do not continue to exercise our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we continue to exercise our option to co-develop, and from high-single digits to low teens if we do not continue to exercise our option to co-develop.

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

Takeda Multi-Target Agreement

In June 2017, we entered into a multi-target collaboration and license agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we will collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. Pursuant to the Takeda Multi-Target Agreement, Takeda will designate certain targets of interest as the focus of the research. Takeda will provide to us targeting moieties against the designated targets and we will create and characterize ETBs against those targets and provide them to Takeda for further evaluation. We are entitled to receive up to $5.0 million in technology access fees and research and development fees associated with our performance and completion of our obligations under the agreement. In December 2017, Takeda nominated both targets under the Takeda Multi-Target Agreement. As of December 31, 2020, we have received $5.0 million under the Takeda Multi-Target Agreement.

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

Bristol Myers Squibb Company

On February 10, 2021, the Company entered into a Collaboration Agreement (the “BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“Bristol Myers Squibb”), pursuant to which the parties agreed to enter into a strategic research collaboration to leverage the Company’s ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets.

Pursuant to the terms of the BMS Collaboration Agreement, the Company granted Bristol Myers Squibb a series of exclusive options to obtain one or more exclusive licenses under the Company’s intellectual property to exploit products containing ETBs directed against certain targets designated by Bristol Myers Squibb.

Pursuant to the BMS Collaboration Agreement, Bristol Myers Squibb will pay the Company an upfront payment of $70 million. In addition to the upfront payment, the Company may receive near term and development and regulatory milestone payments of up to $874.5 million. The Company will also be eligible to receive up to an additional $450 million in payments upon the achievement of certain sales milestones, and subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product.

The Company will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise of its option for a development candidate, Bristol Myers Squibb will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate, subject to the terms and conditions of the BMS Collaboration Agreement.

Unless earlier terminated, the BMS Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis, on the date of expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the earlier of (a) the expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to all licensed products in all countries or (b) upon Bristol Myers Squibb’s decision not to exercise any option on or prior to the applicable option deadlines. Bristol Myers Squibb has the right to terminate the BMS Collaboration Agreement for convenience upon prior written notice to the Company. Either party has the right to terminate the BMS Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. The Company has the right upon prior written notice to terminate the BMS Collaboration Agreement in the event that Bristol Myers Squibb or any of its affiliates asserts a challenge against the Company’s patents.

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

CPRIT Grant

On September 18, 2018, we entered into a Cancer Research Grant Contract (the “CD38 CPRIT Agreement”) with the Cancer Prevention Research Institute of Texas (CPRIT), which was extended in October 2020, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CD38 CPRIT Agreement, we may also use such funds to develop a replacement CD38 targeting ETB (such as TAK-169), with or without a partner. The Award is contingent upon funds being available during the term of the CD38 CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CD38 CPRIT Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements. In December 2011, Private Molecular (defined below) was awarded a $10.6 million product development grant from CPRIT for its CD20-targeting ETB MT-3724.

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

Manufacturing

Molecular has built a cGMP manufacturing facility located in Austin, TX to supply future clinical trial materials for internal and partnered ETB programs. Molecular relies in part on third-party contract manufacturing organizations, or CMOs, to manufacture and supply Molecular with cGMP drug substance and drug product materials to support Molecular’s clinical trials. The manufacturing processes for MT-3724, MT-5111, TAK-169, MT-6402 and the preclinical ETB candidates have been developed by Molecular’s manufacturing staff. Once a process is developed and defined for an ETB, it is transferred to CMOs to scale-up and optimize for manufacturing that conforms to cGMP standards.

Molecular has established well-defined, cost efficient manufacturing under cGMP regulations, including bioanalytical, quality control and quality assurance, logistics, distribution and supply chain management. After manufacturing, Molecular’s ETB candidates are tested and released by Molecular’s analytical and quality systems staff in conjunction with some select contract research organizations, or CROs. The quality control organization performs a series of release assays designed to ensure that the product meets all applicable specifications. Molecular’s quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with cGMP as mandated by the FDA and foreign regulatory agencies.

Molecular’s manufacturing staff is trained and routinely evaluated for conformance to rigorous manufacturing procedures and quality standards. This oversight is intended to ensure compliance with FDA and foreign regulations and to provide consistent ETB output. Molecular’s quality control and quality assurance staff are similarly trained and evaluated as part of Molecular’s effort to ensure consistency in the testing and release of the product, as well as consistency in materials, equipment and facilities.

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

To cover its proprietary technologies and its current pipeline of proprietary ETB therapeutic candidates and related methods, such as methods for therapeutic use, Molecular has 24 patent families, together covering over 200 patents and pending U.S. and foreign applications worldwide, including over 35 granted U.S. and foreign patents and over 165 pending patent applications in the U.S., Europe and in thirteen other jurisdictions outside of the U.S. and Europe (such as, e.g., Australia, Canada, China, Hong Kong, Israel, India, Japan, Mexico, and South Korea).  Patents have been granted from ten of these patent families, including in Australia, China, Europe, Hong Kong, Israel, Japan, Mexico, South Korea, and the U.S.

Molecular has 11 patent families covering ETBs and modified ETB scaffolds for the targeted killing of cancer cells or for the selective delivery of molecules into a target cell, as well as methods of screening large ETB libraries and methods of manufacturing ETBs. Patent rights in these patent families, if granted and if all relevant maintenance fees or annuities are paid, are expected to expire during 2034–2041. With respect to its ETB pipeline, Molecular’s lead compound MT-3724, which targets CD20, and pharmaceutical compositions and uses of MT-3724, are covered by four patent families. Patents in these patent families, if granted and if all relevant maintenance fees or annuities are paid, are expected to expire in 2034 to 2041.  Molecular’s current pipeline also includes ETBs which target CD38, HER2, and PD-L1, and are covered by numerous patent applications and patent families.  In certain circumstances, Molecular’s patents may be eligible for adjustment of patent term due to patent office delay, or extension of patent term to compensate for loss of patent term during drug development and regulatory review. The expected expiration dates referenced above do not include these adjustments or extensions.

As of December 31, 2020, Molecular owned over 80 U.S. and foreign patents and patent applications relating to hypoxia-activated prodrugs, including the investigational prodrug Evofosfamide currently in clinical development for treating cancer, which Molecular sold to an unrelated third party in December 2020; the manufacturing of prodrugs’, formulation of the prodrugs; and their use. These patents and patent applications include issued U.S. patents expected to expire from 2024 to 2031, and issued foreign patents expected to expire from 2024 to 2036 (in each case, if all relevant maintenance fees are annuities are paid, and without accounting for any patent term extension), as well as pending U.S., international (Patent Cooperation Treaty) and foreign patent applications, which, if issued and if all relevant maintenance fees or annuities are paid, would in each case be expected to expire from 2024 to 2037 (without accounting for any patent term extension or adjustment).

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. It has impacted, and is continuing to impact, all aspects of society, including the operation of the healthcare system and other business and economic activity worldwide. The COVID-19 pandemic, and other similar outbreaks of contagious diseases, may adversely impact Molecular’s business, financial condition, and results of operations. For example, Molecular and the third-party clinical trial sites or investigators involved in its current and future clinical trials may experience significant interruptions or delays as a result of this pandemic, and these could impact the conduct of Molecular’s clinical trials and the ability to complete them in a timely manner or at all, which in turn could delay and/or negatively impact the regulatory review and approval of Molecular’s drug or biologic candidates.

Molecular is carefully and continually evaluating the potential individual patient risk associated with continuing to enroll subjects in existing clinical studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. Molecular’s MT-5111 Phase I study remains open and able to treat enrolled subjects and screen new subjects. For Molecular’s MT-3724 studies, which are currently on partial clinical hold as ordered by the FDA, Molecular decided following the partial clinical hold going into effect, in collaboration with treating investigators and as permitted by the FDA, to allow existing subjects who were receiving clinical benefit to continue dosing but no new patients have been, or will be, enrolled in any MT-3724 study pending resolution of the partial clinical hold. These decisions were predicated on the treating investigator determining that the potential benefit to the patient of investigational therapy outweighs the potential risk of contracting COVID-19 as the subjects enrolled in Molecular’s trials had relapsed or refractory incurable malignancies with few or no standard-of-care therapeutic options and limited life expectancy. However, more recently and following the results of an investigation into MT-3724 product quality attributes as well as a thorough risk/benefit assessment, Molecular decided to discontinue dosing of subjects remaining on our Phase II combination study with MT-3724 and Revlimid® (lenalidomide). Additionally, following our decision to temporarily discontinue dosing for the remaining subject on our Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx), the subject decided in collaboration with his physician to discontinue treatment. Subsequently, after a review of the current competitive landscape and following the last subject discontinuing treatment, we decided to discontinue our Phase II combination study with MT-3724 and chemotherapy GemOx. We made this decision based upon our belief in the potential for more promising future combinations with our product candidates. Accordingly, there are currently no subjects being treated under any MT-3724 protocol. COVID-19 led to a significant slowdown in the pace of site initiations and patient enrollment into Molecular’s clinical trials. The degree of disruption was, and continues to be, variable by geography and individual clinical site, with some sites closed to new enrollment, some screening and enrolling only subjects with an urgent need for treatment, and some attempting to operate as usual.  The COVID-19 pandemic resulted in a significant slowdown in the pace of site initiations and patient enrollment across Molecular’s MT-3724 Phase II programs prior to the partial clinical hold going into effect. As a CD20-targeting agent for the treatment of hematological malignancy, MT-3724 may impair the ability to generate humoral immunity to coronavirus infection. To date, screening and enrollment for the MT-5111 Phase I study has been less adversely affected than the MT-3724 studies were prior to the partial clinical hold. To date, Molecular has been able to continue to work at our cGMP manufacturing facility and laboratories without significant interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of our preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

The extent to which the COVID-19 pandemic may impact Molecular’s business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence and which may include, among other things, the ultimate severity and duration of this pandemic; governmental, business or other actions that have been, or will be, taken in response to this pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in Molecular’s or its partners’ supply chain and ability to continue to manufacture our investigational products; impacts of the pandemic on the conduct of Molecular’s clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites or monitoring of data; and impacts of the pandemic on the regulatory agencies with which Molecular interacts in the development, review, approval and commercialization of its therapeutic products.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as MT-3724, MT-5111, TAK-169, MT-6402 and any future drug candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

MT-3724, MT-5111, TAK-169, MT-6402 and any ETB drug candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, BLA, before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•	Submission to the FDA of an Investigational New Drug, or IND, application, which must become effective before human clinical trials may begin;
•	Approval by an independent institutional review board, or IRB, or ethics committee covering each clinical trial site before a trial may be initiated at that site;
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

The preclinical testing, clinical trials and the approval process requires substantial time, effort and financial resources, and Molecular cannot be certain that any approvals for MT-3724, MT-5111, TAK-169, MT-6402 and any future drug candidates will be granted on a timely basis, or at all. The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate the molecule’s toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans and must become effective before human clinical trials may begin.

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB on behalf of each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for the investigational product’s therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of effects on reproduction and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance. As of November 4, 2020, Molecular’s MT-3724 clinical studies were placed on partial clinical hold by the FDA following a fatality in one subject in the Phase II monotherapy study due to treatment-related CLS on October 20, 2020. At such time, subjects already enrolled in MT-3724 clinical studies who were receiving clinical benefit were permitted to continue dosing but no new patients have been, or will be, enrolled in any MT-3724 study pending resolution of this matter.  As part of our overall investigation into this partial hold on MT-3724, Molecular investigated MT-3724 product quality attributes. Based on Molecular’s findings, Molecular submitted a partial clinical hold response to the FDA in February 2021 in which it proposed to implement new drug product manufacturing and release criteria. Molecular has also determined that the MT-3724 product that has been manufactured to date for use in the MT-3724 studies Molecular plans to continue will not be consistent with the new criteria once they are implemented. Based upon Molecular’s findings to date and after a thorough risk/benefit assessment, Molecular decided to discontinue dosing of subjects remaining on its Phase II combination study with MT-3724 and Revlimid® (lenalidomide). Additionally, following Molecular’s decision to temporarily discontinue dosing for the remaining subject on its Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx), the subject decided in collaboration with their physician to discontinue treatment. Although there have been no signs of capillary leak syndrome toxicity worse than grade 2 in either of these MT-3724 studies, Molecular’s decision to discontinue dosing in these studies was taken out of an abundance of caution with our subjects’ health and safety in mind. Further, after a review of the current competitive landscape and following the last subject discontinuing treatment, Molecular decided to discontinue its Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx). Molecular made this decision based upon its belief in the potential for more promising future combinations with its product candidates. Accordingly, there are currently no subjects being treated under any MT-3724 protocol. In connection with Molecular’s other MT-3724 studies, Molecular is continuing to work to address the partial clinical hold and MT-3724 product lot information requests from the FDA and will then seek agreement from FDA to remove the partial clinical hold. Molecular submitted its partial clinical hold response to the FDA in February 2021. Molecular’s trials and plans for its other ETB drug or biologic candidates, including MT-5111, TAK-169, and MT-6402, which utilize next-generation ETB technology, are not affected.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the investigational drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

In addition, an IRB on behalf of each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the investigational product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Concurrent with clinical trials, companies may perform additional animal studies and develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biologic. For biologics in particular, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined in order to help reduce the risk of the introduction of adventitious agents. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that MT-3724, MT-5111, TAK-169, MT-6402 and any future drug candidates do not undergo unacceptable deterioration over their respective labeled shelf lives.

NDA/BLA Submission and FDA Review Process

Following completion of the clinical trials, all of the data are analyzed to assess whether the investigational product is safe and effective for its proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity, potency and efficacy for a biologic. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators or company-sponsored expanded access programs. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual prescription drug product program fees and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business (fewer than 500 employees). Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The fee for the submission of an NDA or BLA for which clinical data is required is substantial (for example, for fiscal year 2021 this application fee exceeds $2.8 million), and the annual program fee assessed on each sponsor of an approved NDA or BLA is currently more than $330,000 per program.

The FDA reviews all submitted NDAs and BLAs to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may refuse to file the application and request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt and inform the sponsor by the 74th day after the FDA’s receipt of the submission whether an application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its review of a new molecular-entity (NME) NDA or an original BLA and respond to the applicant, and six months from the filing date of an NME NDA or original BLA designated for priority review. For non-NME NDAs, the review goals are ten months from the date of receipt for a standard application and six months from the date of receipt for a priority submission. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification. After the submission is accepted for filing, the FDA begins an in-depth substantive review. As noted above, the FDA has agreed to specified performance goals in the review process of NDAs and BLAs. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA or BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements by each of the entities involved in the clinical trials, including clinical investigators and any third-party clinical research organizations (“CROs”).

Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other independent scientific experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making final agency decisions on marketing approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a risk evaluation and mitigation strategy, or “REMS” plan, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biologic. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve an NDA or BLA without a REMS, if one is required.

The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA and may require substantial additional testing or information in order for the FDA to reconsider the application. The Complete Response Letter may require additional clinical or other data, additional pivotal Phase III clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may choose either to resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or to withdraw the application. If and when all deficiencies have been addressed to the FDA’s satisfaction in a resubmitted NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued Complete Response Letter in either two or six months, depending on the type of information included. Even if such data and information are submitted, however, the FDA may ultimately decide that the NDA or BLA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data. If a product receives regulatory approval from the FDA, the approval is limited to the conditions of use (e.g., patient population, indication) described in the application. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase IV clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

In December 2019, the FDA granted Orphan Drug Designation to TAK-169 for the treatment of multiple myeloma; this orphan designation is held by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Molecular’s partner Takeda, who is responsible for submitting annual reports to the FDA and otherwise maintaining the orphan status of the product candidate.

Expedited Development and Review Programs

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to an existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA or BLA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process. The sponsor can request the FDA to designate the product for fast-track status any time before receiving NDA or BLA approval, but ideally no later than the pre-NDA or pre-BLA meeting.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast track designation, priority review, and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Accelerated Approval Pathway

Products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, amendments to the FDCA, an NDA or BLA or supplement to an NDA or BLA must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, made permanent PREA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

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

The FDA may also place other conditions on approvals including the requirement for a REMS plan to assure the safe use of the product. A REMS plan could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our drug candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities before any product is approved and commercial products can be manufactured or distributed. Molecular relies in part, and expects to continue to rely in part, on third parties for the production of clinical and commercial quantities of Molecular’s products in accordance with cGMPs. These manufacturers must comply with cGMPs that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, or on the manufacturer or holder of an approved NDA or BLA, including recall or product seizure.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Companion Diagnostics and Complementary Diagnostics

Molecular believes that the success of Molecular’s drug candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA. The level of risk associated with a new diagnostic test combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval (PMA) from the FDA or if it can be cleared by the agency through the 510(k) premarket notification process based on a showing of substantial equivalence to a commercially available device. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and PMA-approved or 510(k)-cleared contemporaneously with the FDA’s approval of the therapeutic product. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

U.S. Patent-term Extension

Depending upon the timing, duration and specifics of FDA approval of MT-3724, MT-5111, TAK-169, MT-6402 and any future drug candidates, some of Molecular’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments to the FDCA. The Hatch-Waxman Amendments permit extension of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term extension period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, Molecular may apply for extension of patent term for Molecular’s currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a drug containing a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

A federal district court ruling in Texas struck down the Affordable Care Act in its entirety based on constitutionality in December 2018 after the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019, and in December 2019 the Fifth Circuit Court of Appeals upheld lower court’s finding that the individual mandate in the law was unconstitutional. However, the Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act but not specifically related to the individual mandate or health insurance, including the BPCIA, could be severed from the rest of the Affordable Care Act so as not to be declared invalid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

Biosimilarity requires that the follow-on biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the follow-on product and the reference product in terms of safety, purity and potency. The biosimilar applicant must demonstrate that its product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, although to date no such products have been approved for marketing in the United States. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed. If pediatric studies are performed and accepted by the FDA as responsive to a Written Request, as described further below, the 12-year exclusivity period will be extended for an additional six months. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA continue to be subject to significant uncertainty.

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

If granted, pediatric exclusivity attaches to both the twelve-year and four-year exclusivity periods for reference biologics approved pursuant to BLAs, as well as the five-year and three-year marketing exclusivity periods available to NDA sponsors under the Hatch-Waxman Amendments and the seven-year orphan drug exclusivity period, as may be applicable to the FDA-approved therapeutic product.

Other U.S. Health Care Laws and Regulations

Manufacturing, sales, promotion and other activities following product approval may also be subject to regulation by other regulatory authorities in the United States in addition to the FDA. Depending on the nature of the product, those authorities may include the Centers for Medicare and Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency and state and local governments.

For example, in the United States, sales and marketing for prescription biopharmaceutical products must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act, or ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and two of the five criminal healthcare fraud statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA. A person or entity no longer needs to have actual knowledge of these two provisions in the statute or specific intent to violate them; specifically with respect to the prohibition on executing or attempting to execute a scheme or artifice to defraud or to fraudulently obtain money or property of any health care benefit program and the prohibition on disposing of assets to enable a person to become eligible for Medicaid. Moreover, the government may now assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against Molecular for violation of these laws, even if Molecular successfully defends against it, could cause Molecular to incur significant legal expenses, divert Molecular’s management’s attention from the operation of Molecular’s business and harm Molecular’s reputation. Prohibitions or restrictions on sales or withdrawal of future products marketed by Molecular could materially affect Molecular’s business in an adverse way.

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

European Union and United Kingdom Drug Development

In the European Union, Molecular’s future products also may be subject to extensive regulatory requirements. As in the United States, drugs and biologics, which are referred to collectively in Europe as medicinal products, can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Whether or not we obtain FDA approval for a drug candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. It is not yet clear how the United Kingdom’s withdrawal from the European Union, which took place on January 31, 2020, with a transitional period that expired on December 31, 2020 will affect the approval of medicinal products in the United Kingdom. The United Kingdom entered into a trade agreement known as the Trade and Cooperation Agreement, which is provisionally applicable as of January 1, 2021 but has not yet been ratified by the European Parliament.  In addition, the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) has approved, on a transitional basis, two potential regulatory pathways that permit the MHRA to rely on certain clinical data submitted to support centralized European or decentralized EU Member State marketing authorization applications.  We are currently evaluating the potential impacts on our business of the new Trade and Cooperation Agreement and the MHRA’s transitional marketing authorization pathways.

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

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Specifically, in April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in 2021. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

European Union Drug Review and Approval

In the European Economic Area, or EEA, which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations.

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

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

United Kingdom regulatory framework and operational impacts post-Brexit

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which is provisionally applicable as of January 1, 2021 but has not yet been ratified by the European Parliament.  It remains to be seen how, if at all, Brexit and the Trade and Cooperation Agreement will impact regulatory requirements for product candidates and products in the United Kingdom. We are currently evaluating the potential impacts on our business of the new Trade and Cooperation Agreement.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. Such outcomes could make it more difficult and expensive for us to do business in Europe, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe. In addition, our ability to continue to conduct our international operations out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected. While we have undertaken a number of Brexit-related contingency planning initiatives, the full potential financial, legal, regulatory and other implications of Brexit are uncertain and we cannot make any assurances regarding the extent to which our business may be adversely affected thereby.

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

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA and the pharmaceutical industry more generally.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. HHS has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under its existing authority. For example, in September 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate them. The final regulations may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump Administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress). Congress and the executive branch have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs making this area subject to ongoing uncertainty.

As another example, in July 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of his Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS (which has since been finalized, as noted above) and made other changes allowing for personal importation of drugs from Canada; one that directed HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers after HHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs (which HHS finalized in November 2020, also making those rules subject to potentially being overturned under the Congressional Review Act); and one that reduces costs of insulin and epinephrine auto-injectors to patients of federally qualified health centers. President Trump also issued another executive order on September 13, 2020 that directed HHS to undertake rulemaking in order to test an international reference pricing model for prescription drug products, which was also implemented by HHS and then challenged in federal court by industry groups in December 2020. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction that enjoins HHS from implementing the so-called “Most Favored Nation Rule.” Given this preliminary injunction, the rule was not implemented on January 1, 2021 and will not be implemented without further rulemaking, according to recent statements by HHS. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed. Moreover, although the Biden Administration also has indicated that lowering prescription drug prices is a priority, it is not yet clear what steps the new administration will take or whether such steps will be successful.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

As noted above, the marketability of any products for which Molecular receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. Molecular expects that the increasing emphasis on cost containment measures in the United States will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which Molecular receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a medicinal product must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a new drug candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Molecular’s future commercial products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the US Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending. The uncertainty related to the Affordable Care Act and the regulatory and executive actions pertaining to drug costs and drug pricing matters is described above under “Coverage, Pricing, and Reimbursement”. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to HHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that may affect health care expenditures. For example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. The Consolidated Appropriations Act, 2021 also includes, among other things, a new requirement for patent information to be submitted to the FDA and published in a “Purple Book” that contains detailed information about each FDA-licensed biological product, analogous to the Orange Book that provides information about approved small-molecule drug products and their patent and exclusivity information under the Hatch-Waxman Amendments. In addition, the next cycle of Congressional reauthorization for FDA’s prescription drug, biologic, and medical device user fee programs must be completed by mid-2022 and that periodic must-pass legislation is typically used as a vehicle to implement federal policy changes or other substantive amendments to the FDCA.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our drug or biologic candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Importantly, United States authorities that enforce the FCPA, including the Department of Justice, deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. When we interact with foreign health care professionals and researchers in testing and marketing our products abroad, we must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations. The SEC is involved with the books and records provisions of the FCPA.

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
•

Antibody-based products, including bi-specific antibodies, and antibody targeting T-cell approaches targeting CD20 in development include odronextamab (Regeneron Pharmaceuticals), mosunetuzumab (Genentech/Roche), glofitamab (Genentech/Roche), XmAb13676 (Novartis/Xencor) and epcoritamab (Genmab).

•	The approved antibody-based products targeting CD38 are daratumumab (Janssen/Genmab) and isatuximab (Sanofi).
•	Antibody-based products, including bi-specific antibodies, targeting CD38 in development include XmAb13551 (Amgen/Xencor), TJ202 (I-Mab), ISB1342 (Ichnos), TAK573 and TAK079 (both Takeda).

•

Approved antibody-based products, including antibody drug conjugates, targeting HER2 include trastuzumab, pertuzumab, trastuzumab emtansine (all from Genentech/Roche), trastuzumab deruxtecan (Daiichi Sankyo) and margetuximab (Macrogenics). Antibody-based products, including bi-specific antibodies, targeting HER2 in development include zenocutuzumab (Merus), zanidatamab (Zymeworks), and PRS-343 (Pieris).

•	Approved antibody-based products targeting PD-L1 include atezolizumab (Genentech/Roche), durvalumab (AstraZeneca) and avelumab (Merck KGaA/Pfizer).
•	Antibody-based products targeting PD-L1 in development include REGN2810 (Regeneron) and LY3300054 (Lilly).

 Employees and Human Capital

We have approximately 236 full‑time employees as of December 31, 2020. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We are committed to developing therapies that can potentially benefit patients who are resistant to conventional cancer therapies or current therapies for other serious diseases. To that end, we recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition for highly skilled talent, particularly in the Austin, Texas and New York areas, and we offer a robust set of benefits covering employees’ physical, emotional and financial health, a strong company culture and initiatives aligned with our mission, vision, and values. We offer competitive compensation for our employees and strongly embrace pay for performance. We also strive to provide a collegial atmosphere where teamwork and collaboration are emphasized and valued. Our employee led group, One MTEM, greatly contributes to the open, collaborative and team-driven culture with its dedication to community outreach, professional development and cross functional collaboration and understanding. This group sponsors a variety of community fundraisers and company events in furtherance of its mission of empowering and engaging employees. We also have dedicated full-time employees who oversee all aspects of our human capital management process including professional talent acquisition team members whose objective is to locate and attract qualified experienced professionals. We are continuously exploring new markets as sources of talent.

Our Employee Handbook and Code of Business Conduct and Ethics clearly outlines our unwavering commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, gender, religion, disability or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We also have an employee-led Diversity, Equity and Inclusion (“DEI”) Committee which aims to support all members of our community and works to ensure all employees feel welcomed, respected and capable of performing their best work. We are also a proud equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.

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

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage biopharmaceutical company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

•	Uncertainty regarding future revenue from product sales.
o

We are a clinical-stage biopharmaceutical company that currently generates no revenue from sales of any products and we may never be able to develop or commercialize a drug or biologic candidate. Even if we receive approval to market one or more products, we may never become profitable if we are unable to establish market acceptance, adequate market share or reimbursement from third-party payors. Additionally, if we receive approval, we expect our expenses to increase significantly in order to successfully launch such approved drug or biologic candidate and such increases may not be commercially feasible. Further, if we cannot generate revenue from the sale of any approved products, we may never become profitable.

•	Clinical trial delays, adverse events, and/or clinical trial results may affect our business adversely.
o

Clinical development is expensive, time consuming and involves significant risk. If there is a failure of one or more of our clinical trials, at any stage of development, or if we experience serious adverse events, such failure may lead to additional costs to us or impair our ability to generate revenue. In addition, many of the factors, including the incidence of serious adverse events, that cause or lead to a delay in the commencement or completion of a clinical trial may also lead to the denial of marketing approval for our drug or biologic candidates, which would lead to material harm to our business.

•	We rely on third parties to manage our clinical programs, manufacture our drug or biologic candidates and perform other services.
o

We rely on third-party vendors for key components of the development of our drug or biologic candidates, including the manufacturing, management of clinical trials and other critical services. If such third-party vendors fail to comply with applicable laws, regulations or guidelines or are unable to obtain the materials needed for the manufacture of our drug or biologic candidates, we may have a disruption in our clinical trials and potentially, commercial sale of a future approved product. While we completed the construction of our cGMP manufacturing facility and developed the capability to manufacture drug or biologic candidates for use in the conduct of our clinical trials, we may not be able to manufacture drug or biologic candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug or biologic candidates either by us or by our third-party manufacturers. Additionally, as we rely upon these vendors to perform release testing on our drug or biologic candidate prior to delivery to subjects in our clinical trials or patients being treated with our drug or biologic candidates, if approved in the future, such subjects or patients could be put at risk for serious harm and we may face damaging product liability suits.

•	We are subject to substantial regulation.
o

As a biopharmaceutical company, we are subject to extensive regulation by government and regulatory agencies, such as the FDA and the EMA, among others. We may not receive the governmental approvals needed to market and commercialize our drug or biologic candidates, which could have a material adverse effect on our financial condition, operations and prospects. The FDA and comparable foreign regulatory authorities have limited experience with ETB products like our product candidates, which may increase the uncertainty surrounding as well as the expenses involved in the regulatory approval process for our drug or biologic candidates. Such delays, unexpected costs or failure to obtain regulatory approval to market our drug or biologic candidates could harm our ability to generate product revenue and our business, financial condition, results or operations and prospects may be harmed. Even if we obtain regulatory approval for a product, maintaining such compliance with regulatory requirements will result in additional expenses to us, which may be difficult to maintain.

•	We are reliant on our intellectual property and are subject to the risk that we will not be able to protect our intellectual property rights.
o

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property related to our technologies and drug or biologic candidates. Our commercial success depends on our ability to obtain, maintain and enforce patent and other intellectual property protections for our current and future technologies and drug or biologic candidates. If we are unable to do so, our business may be materially harmed, our ability to commercialize our drug or biologic candidates may be limited and our profitability may be delayed or may never occur.

•	We depend on third party licensing or collaboration agreements.
o

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations, including those with Takeda, Vertex and Bristol Myers Squibb, and to license or partner with new strategic partners. As of December 31, 2020, our research and development revenue from our strategic collaborations was $15.6 million. If, disputes arise between us and our partners in such agreements, there may be increased costs due to related litigation or if we decide to fund such programs ourselves. Disputes with partners may lead to substantial delays or possible termination of such agreements or related clinical trials and the need to seek a new partner for the development or commercialization of such drug or biologic candidate. In addition, if commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs or biologics, and if we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.

•	We are subject to substantial competition.
o

We compete with large pharmaceutical companies that have access to significant capital and materially greater manufacturing, marketing, research and drug development resources. We also compete with specialty pharmaceutical companies and biotechnology companies, including but not limited to, Roche/Genentech, Bayer, Bristol Myers Squibb, Merck, Daiichi Sankyo, Novartis and Pfizer, among others, as well as, universities and other research institutions worldwide that are developing drug or biological products for the same indications as us that could be more effective or less costly than our drug or biologic candidates, which may render our candidates obsolete and noncompetitive.

•	We are vulnerable to disruptions and volatility in the financial markets.
o

We are reliant in part on the financial markets to finance our future capital needs through public equity offerings, debt financings and other funding arrangements. Disruptions and volatility in the financial markets can have a material adverse effect on our ability to access capital and liquidity on acceptable financial terms. Negative and fluctuating economic conditions may present challenges in us obtaining additional capital needed to fund our operations. If we do not obtain funding on a timely basis and on acceptable terms, we may need to delay or discontinue one or more of our programs or the commercialization of our drug or biologic candidates.

•	We and others in our industry face cybersecurity risks.
o

We take protective measures and monitor and develop our systems continuously to protect our technology infrastructure and sensitive data, such as personally identifiable information about our employees and intellectual property, from cyberattacks. However, cybersecurity risks continue to increase for our industry, including for our third party vendors, who may hold some of our data, and the proliferation of new technologies and the increased sophistication and activities of the actors behind such attacks present risks for compromised or lost data, which could result in substantial costs and harm to our reputation as well as delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Form 10-K including matters set forth in this “Risk Factors” section.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $104.9 million for the year ended December 31, 2020. At December 31, 2020, we had an accumulated deficit of $269.0 million.

We have devoted substantially all of our financial resources to identify, acquire, and develop our drug or biologic candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, debt financing and collaborations. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we complete Phase I development and advance into Phase II development of our lead drug or biologic candidates. We have not yet commenced pivotal clinical trials for any drug or biologic candidate and it may be several years, if ever, before we complete pivotal clinical trials and have a drug or biologic candidate approved for commercialization. We expect to invest significant funds into the research and development of our current drug or biologic candidates to determine the potential to advance these drug or biologic candidates to regulatory approval.

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

We currently have federal net operating loss carryforwards, which will begin to expire in 2024, if not utilized, and the remainder of which can be carried forward indefinitely. Tax loss carryforwards that were created prior to December 31, 2017 expire through 2037, all tax loss carryforwards created after that date do not expire. In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. The merger with Private Molecular (the “Merger”) resulted in an ownership change under Section 382 of the Code for us, and our pre-Merger NOL carryforwards and certain other tax attributes will be subject to limitation or elimination. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of future ownership changes. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

We have remediated a material weakness in our internal control over financial reporting, however, if we are unable to maintain effective internal control over financial reporting in the future, there could be an elevated possibility of a material misstatement, and such a misstatement could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, until the SEC eliminated this requirement for smaller reporting companies in March 2020, our independent registered public accounting firm was required to report on its evaluation of our internal control over financial reporting. As of December 31, 2020, our management team remediated the material weakness which we had previously identified in our internal control over financial reporting related to our information technology general controls over systems that are relevant to our financial statements. This material weakness caused our external auditors to issue an adverse opinion indicating that we had not maintained effective internal control over financial reporting as of December 31, 2019.

Our management team remediated the material weakness, primarily through improved processes, policies, training and skilled personnel. Although the material weakness was remediated, it remains possible that in future periods, we may identify additional deficiencies in our system of internal control over financial reporting that may require additional work and remediation efforts to address. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation. Moreover, any future disclosures of additional weaknesses, or errors as a result of those weaknesses, could result in investors losing confidence in our reported financial information and may lead to a decline in the stock price. For more information about this material weakness, see Item 9A, “Controls and Procedures”.

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

We currently have a current good manufacturing practices, or cGMP, manufacturing facility and we have developed the capability to manufacture drug or biologic candidates for use in the conduct of our clinical trials. We may not be able to manufacture drug or biologic candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug or biologic candidates. We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply.

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

For example, in December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China and the disease it causes (COVID-19) was declared to be a global pandemic by the World Health Organization in March 2020. The ongoing pandemic has caused financial, social and business disruptions throughout the world. Any outbreak of contagious diseases such as coronavirus, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers. Any disruption to our operations or the operations of our collaborators or suppliers would likely impact our drug development efforts, operating results, and our financial condition. The extent to which the current coronavirus pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.

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

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•

continued delays in patient enrollment for our clinical trials due to COVID-19, which may affect ability to initiate and/or complete preclinical studies, conduct ongoing clinical trials, and delay initiation of planned and future clinical trials;

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

•	delays or failure in obtaining required IRB approval at each clinical trial site;
•	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
•	delays in recruiting or failure to recruit sufficient eligible volunteers or subjects in our clinical trials;
•	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
•	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
•	subjects withdrawing from our clinical trials;
•	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold;
•	occurrence of adverse events associated with our drug or biologic candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical trials of our drug or biologic candidates;
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

Any inability to successfully complete clinical development and obtain regulatory approval for one or more of our drug or biologic candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our drug or biologic candidates, we may need to conduct additional nonclinical studies and/or clinical trials to show that the results obtained from such new formulation are consistent with previous results. Clinical trial delays, including those caused by the COVID-19 pandemic, could also shorten any periods during which our drug or biologic candidates have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our drug or biologic candidates and may harm our business and results of operations.

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

On November 4, 2020, the FDA notified us that MT-3724 clinical studies have been placed on partial clinical hold following a treatment-related fatality in one subject who experienced Grade 5 capillary leak syndrome (“CLS”) in the Phase 2 MT-3724 monotherapy study. At such time, subjects already enrolled in MT-3724 clinical studies who were receiving clinical benefit were permitted to continue dosing but no new subjects have been, or will be, enrolled in any MT-3724 study pending resolution of this matter. There can be no assurance that the FDA will lift the partial clinical hold; furthermore, the FDA may expand the scope of the partial clinical hold in the future. If the FDA does not lift the partial clinical hold in the near future or at all, our clinical development of MT-3724 will be materially and adversely delayed and impaired. There can be no assurance that our current or future clinical trials will not be subject to additional partial or full clinical holds, which could delay or impair the commencement and completion of our clinical trials and the regulatory approval of our drug or biologic candidates.

As part of our overall investigation into the partial hold on MT-3724, we investigated MT-3724 product quality attributes.  Based on our findings, we submitted a partial clinical hold response to the FDA in February 2021 in which we proposed to implement new drug product manufacturing and release criteria. We have determined that the MT-3724 product that has been manufactured to date for use in the MT-3724 studies we plan to continue will not be consistent with the new criteria once it is implemented. Based upon our findings to date and after a thorough risk/benefit assessment, we have decided to discontinue dosing of subjects remaining on our Phase II combination study with MT-3724 and Revlimid® (lenalidomide). Additionally, following our decision to temporarily discontinue dosing for the remaining subject on our Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx), the subject decided in collaboration with their physician to discontinue treatment. Although there have been no signs of capillary leak syndrome toxicity worse than grade 2 in either of these MT-3724 studies, our decision to discontinue dosing in these studies was taken out of an abundance of caution with the study subjects’ health and safety in mind.   Further, after a review of the current competitive landscape and following the last subject discontinuing treatment, we decided to discontinue our Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx). We made this decision based upon our belief in the potential for more promising future combinations with our product candidates.  Accordingly, there are currently no subjects being treated under any MT-3724 protocol. In connection with our other MT-3724 studies, we continue to work towards addressing the partial clinical hold and MT-3724 product lot information requests from the FDA and will then seek agreement from FDA to remove the partial clinical hold.  Molecular submitted its partial clinical hold response to the FDA in February 2021. There can be no assurance with respect to our ability to remove the partial clinical hold, or the timing thereof.  As we undertake these efforts, we are also actively evaluating whether to resume development of MT-3724 or discontinue the MT-3724 program. This decision will be made in the context of opportunities to advance the development of a next-generation CD20-targeted ETB or other program in addition to funding the development of our clinical stage next-generation ETB programs, including MT-5111, TAK-169, and MT-6402.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our lead ETB candidate, MT-3724, has been administered to subjects with non-Hodgkin’s lymphoma in Phase I and Phase II trials but was placed on a partial clinical hold by the FDA in November 2020 following a study subject death due to treatment-related CLS. No studies with this compound will enroll new patients until or unless all safety questions from the FDA are addressed and the partial clinical hold is lifted. A second ETB drug or biologic candidate, MT-5111, is currently being tested in a Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted SLT-A fusion protein, TAK-169, developed in collaboration with Takeda, is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March due to COVID-19 and was re-initiated during the fourth quarter of 2020. We filed an IND for MT-6402, our ETB targeting PD-L1, in the fourth quarter of 2020, which was accepted by the FDA as of January 2021. We anticipate the initiation of a Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients in the first half of 2021. The remainder of our drug or biologic candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Additionally, the FDA and comparable foreign regulatory authorities have relatively limited experience with ETB products. No regulatory authority has granted approval to any person or entity, including us, to market or commercialize ETB product candidates, which may increase the complexity, uncertainty and length of the regulatory approval process for our drug or biologic candidates. If our ETB product candidates fail to prove to be safe, effective or commercially viable, our drug or biologic candidate pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition or results of operations.

The clinical trial and manufacturing requirements of the FDA, the EMA, and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a drug or biologic candidate, vary substantially according to the type, complexity, novelty and intended use and market of the drug or biologic candidate. The regulatory approval process for novel drug or biologic candidates such as ETB product candidates could be more expensive and take longer than for others, better known or more extensively studied drug or biologic candidates. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our drug or biologic candidates in either the United States or the European Union or elsewhere or how long it will take to commercialize our drug or biologic candidates, even if approved for marketing. Approvals by the EMA and other regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa, and different or additional preclinical studies and clinical trials may be required to support regulatory approval in each respective jurisdiction. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a drug or biologic candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders, the allocation of healthcare resources to treating those infected with the virus, and the redeployment of FDA and EMA resources to priority projects, could have an impact on the timeline for review and approval of new marketing applications. Although the FDA communicated to industry in mid-2020 that its new drug and biologic review programs were continuing to meet key performance goals related to communicating with applicants and approving new products, the agency also noted that the uncertainty of the COVID-19 situation may make it difficult to sustain its current level of performance indefinitely. The FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects.  The identified adverse events considered to be important or potential risks of MT-3724 include, but are not limited to, infections, neutropenia, acute kidney injury, CLS, cytokine release syndrome (CRS), myalgias, infusion related reactions, tumor lysis syndrome and reproductive risks. The identified adverse events considered to be important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, infusion-related reactions, reproductive risks, CLS and CRS.  The important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, infusion related reactions, reproductive risks, and immune-related adverse reactions.

In addition to the side effects that are known to be associated with MT-3724, MT-5111 and MT-6402, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns, adverse effects or events, or severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. For example, we have observed severe adverse events, including a single death, from and/or relating to CLS with MT-3724, which led to the FDA placing clinical trials involving this product candidate on partial clinical hold. The occurrence of these and other adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-3724, MT-5111 or MT-6402 will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for MT-3724 or other ETB product candidates. For additional information, see the risk factor titled “Our clinical trials of MT-3724 are currently subject to a partial clinical hold imposed by the FDA. A clinical hold on any of our clinical trials could result in delays of our clinical development timeline”.

Even if approved in the future, MT-3724, MT-5111 or MT-6402 may carry boxed warnings or other precautions regarding the risk of CLS. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

Additionally, even if one or more of our drug or biologic candidates receives marketing approval, if we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

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

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Clinical trials may produce negative or inconclusive results, and we or any future collaboration partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug or biologic candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. The results of preclinical studies and early clinical trials of our drug or biologic candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Drug or biologic candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks or failure in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of subjects in limited numbers of clinical trial sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks or failure in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. In particular, no ETB-based product candidates have been approved or commercialized in any jurisdiction, and the outcome of our preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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

Some of our ETB product candidates have shown in clinical trials to induce adverse events. The identified adverse events considered to be important or potential risks of MT-3724 include, but are not limited to, infections, neutropenia, acute kidney injury, CLS, cytokine release syndrome (CRS), myalgias, infusion related reactions, tumor lysis syndrome and reproductive risks. The identified adverse events considered to be important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, infusion-related reactions, reproductive risks, CLS and CRS.   The important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, infusion related reactions, reproductive risks, and immune-related adverse reactions.

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

We are subject to the risks inherent in engaging in business across national boundaries, due in part to our clinical trials abroad, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns, pandemics, changes in or interpretations of local law, varying data protection requirements, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

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

We have conducted and have ongoing studies in international locations and may in the future initiate additional studies in countries other than the United States. Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their governments, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products, if approved, in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to HHS beginning on January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. In addition, in December 2019, the Fifth Circuit Court of Appeals upheld a federal district court decision finding the individual insurance mandate in the ACA to be unconstitutional. The Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the ACA, but not specifically related to the individual mandate or health insurance (including the Biologics Price Competition and Innovation Act, or the BPCIA, that created the abbreviated application and licensure pathway for biosimilar and interchangeable biological products), could be severed from the rest of the ACA so that the entire law would not be declared invalid. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the pharmaceutical industry generally, and our business. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our drug or biologic candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug or biologic candidates for which we obtain marketing approval, if any. Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. There also are a number of state and local legislative and regulatory efforts related to drug or biologic pricing, including drug or biologic price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. The probability of success of these newly announced policies, many of which have been subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed. In addition, certain regulatory actions taken by the Trump Administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress) may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act.

There also are a number of state and local legislative and regulatory efforts related to drug or biologic pricing, including drug or biologic price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

In addition, the Drug Supply Chain Security Act enacted in 2013 imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing, and that law is expected to be fully implemented over a ten-year period. In December 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical or biological products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug or biologic candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

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

•

HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways or conflict with each other and often are not preempted by HIPAA, thus complicating compliance efforts.

Notably, in November 2020, HHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law (Stark Law) and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the health care industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants. As noted above under “Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations,” those final rules may be at risk of potentially being overturned under the Congressional Review Act following the change in control of the legislative and executive branches in January 2021.

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

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, is subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities, affected individuals or others, which could be extraordinarily expensive to defend and could cause reputational harm, which could have a material adverse effect on our business.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches), federal and state consumer protection and employment laws, HIPAA and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number and may change frequently and sometimes conflict. The European Union’s omnibus data protection law, the General Data Protection Regulation, or GDPR, took effect on May 25, 2018. The GDPR imposes numerous requirements on entities that process personal data in the context of an establishment in the European Economic Area, or EEA, or that process the personal data of data subjects who are located in the EEA. These requirements include, for example, establishing a basis for processing, providing notice to data subjects, developing procedures to vindicate expanded data subject rights, implementing appropriate technical and organizational measures to safeguard personal data, and complying with restrictions on the cross-border transfer of personal data from the EEA to countries that the European Union does not consider to have in place adequate data protection legislation, such as the United States. The GDPR additionally establishes heightened obligations for entities that process

“special categories” of personal data, such as health data. Nearly all clinical trials involve the processing of these “special categories” of personal data, and thus processing of personal data collected during the course of clinical trials is subject to heightened protections under the GDPR. Violations of the GDPR can lead to penalties of up to €20 million or 4% of an entity’s annual turnover. The United Kingdom has incorporated the GDPR into its Data Protection Act 2018, and substantially equivalent requirements and penalties apply in the United Kingdom.

On July 16, 2020, the Court of Justice of the European Union, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision calls into question certain data transfer mechanisms as between the European Union member states and the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business, and future actions of European Union data protection authorities are difficult to predict at this early date. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

HIPAA establishes a set of national privacy and security standards for the protection of protected health information, or PHI, by health plans, health care clearinghouses and health care providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we are indirectly impacted by HIPAA because HIPAA regulates the ability of clinical investigators and other health care providers to share PHI with us. Failure to receive this information properly could subject us or our health care provider collaborators to HIPAA’s criminal penalties, which may include fines up to $250,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In addition, various states, such as California and Massachusetts, have implemented their own privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020 with the final regulations made effective in August 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

During the course of our development of our lead drug or biologic candidate, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT. We entered our first CPRIT award grant contract, or the 2011 CPRIT Agreement, on December 1, 2011. On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program, or the CD38 CPRIT Agreement, which was extended in October 2020. In addition to the funding, we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future. For example, under the terms of our CD38 CPRIT Agreement, we are required to pay CPRIT a percentage of our revenues from sales of products directly funded by CPRIT, or received from our licensees or sub licensees, at a percentage in the low to mid-single digits until the aggregate amount of such payments equals 400% of the funds we receive from CPRIT, and thereafter at a rate of one-half percent.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologic products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including from December 22, 2018 through January 25, 2019, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Moreover, recent shutdowns or slowdowns caused by the federal response to the COVID-19 pandemic can increase the time needed for the agency to complete its review or make final approval or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly, for example, such that they do not cover our drug or biologic candidates or decide that we do not have the right to stop the other party from using the claimed invention at issue on the grounds that our or our current or future collaboration partners’ patent claims do not cover the claimed invention. Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

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

While we normally seek to gain the right to fully prosecute the patent applications relating to our drug or biologic candidates, there may be times when certain patents or patent applications relating to our drug or biologic candidates, their compositions, uses or their manufacture may be controlled by our collaboration partners or licensors. If any of our collaboration partners fail to appropriately or broadly prosecute patent applications or maintain patent protection of claims covering any of our drug or biologic candidates, their compositions, uses or their manufacture, our ability to develop and commercialize those drug or biologic candidates may be adversely affected and we may not be able to prevent competitors from making, using, importing, offering to sell or selling competing products. In addition, even where we now have the right to control patent prosecution of patent applications or the maintenance of patents, we have licensed from third parties, presently or in the future, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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

We currently have a cGMP manufacturing facility and we have developed the capability to manufacture drug or biologic candidates for use in the conduct of our clinical trials. We may not be able to manufacture drug or biologic candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug or biologic candidates. We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply. We plan to rely at least in part on third-party manufacturers, and their responsibilities often include purchasing from third-party suppliers the materials necessary to produce our drug or biologic candidates for our clinical trials and regulatory approval. We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our drug or biologic candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our drug or biologic candidates for our clinical trials, and, if approved, ultimately for commercial sale.

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

Takeda may elect to terminate the Takeda Development and License Agreement for convenience upon 90 days prior written notice. Takeda also maintains the right to terminate the Takeda Development and License Agreement in connection with our material breach and our insolvency. Takeda reserves certain rights, such as to undertake any not yet completed early-stage program activities to be conducted by us, solely and exclusively, upon any change in control of us. If Takeda terminates the Takeda Development and License Agreement, it will result in a delay in or could prevent us from further developing or commercializing the CD38 SLT-A fusion proteins and will delay and could prevent us from obtaining revenues for this drug or biologic candidate.

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

Unless earlier terminated, the Vertex Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis on the date of expiration of all payment obligations under the Vertex Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the expiration of all payment obligations thereunder with respect to all licensed products in all countries or upon Vertex’s decision not to exercise any option on or prior to the applicable deadlines. Vertex has the right to terminate the Vertex Collaboration Agreement for convenience upon prior written notice to Company. Either party has the right to terminate the Vertex Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. If Vertex terminates the Vertex Collaboration Agreement, it will result in a delay in or could prevent us from further developing or commercializing products directed to these targets and will delay and could prevent us from obtaining revenues for such product. Further, disputes may arise between us and Vertex, which may delay or cause the termination of this collaboration, result in significant litigation, cause Vertex to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of product directed to these new targets ourselves, we may have to curtail or abandon that development or commercialization, which could harm our business.

We have entered into a Collaboration Agreement (“BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“Bristol Myers Squibb”) and, pursuant to the terms of that agreement, could become dependent on Bristol Myers Squibb for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products directed to multiple targets.

In February 2021, we entered into the BMS Collaboration Agreement, pursuant to which we agreed to leverage our ETB technology platform to discover and develop novel products directed to multiple targets. Pursuant to the terms of the BMS Collaboration Agreement, we granted Bristol Myers Squibb a series of exclusive options to obtain exclusive licenses under our intellectual property to exploit products containing ETBs directed against certain targets designated by Bristol Myers Squibb. Bristol Myers Squibb may never choose to exercise its option and we cannot predict whether Bristol Myers Squibb will, if ever, exercise its option.

Under the BMS Collaboration Agreement, Bristol Myers Squibb paid us an upfront payment of $70 million. In addition to the upfront payment, we may receive near term and development and regulatory milestone payments of up to an additional $874.5 million. We will also be eligible to receive up to an additional $450 million in payments upon the achievement of certain sales milestones. We will also be entitled to receive, subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product. The milestones that trigger a payment or royalties under the BMS Collaboration Agreement may never be reached and failure to do so could harm our business and financial condition.

We will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise by Bristol Myers Squibb of its option for a development candidate, Bristol Myers

Squibb will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate, subject to the terms of the BMS Collaboration Agreement. We cannot control whether Bristol Myers Squibb will devote sufficient attention or resources to this collaboration or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the licensed ETB drug or biologic candidates, Bristol Myers Squibb may elect not to proceed with the commercialization of the resulting product in one or more countries.

Unless earlier terminated, the BMS Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis on the date of expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the earlier of (a) the expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to all licensed products in all countries or (b) upon Bristol Myers Squibb’s decision not to exercise any option on or prior to the applicable option deadlines. Bristol Myers Squibb has the right to terminate the BMS Collaboration Agreement for convenience upon prior written notice to Company. Either party has the right to terminate the BMS Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. We have the right upon prior written notice to terminate the BMS Collaboration Agreement in the event that Bristol Myers Squibb or any of its affiliates asserts a challenge against our patents. If Bristol Myers Squibb terminates the BMS Collaboration Agreement, it will result in a delay in or could prevent us from further developing or commercializing products directed to these targets and will delay and could prevent us from obtaining revenues for such product. Further, disputes may arise between us and Bristol Myers Squibb, which may delay or cause the termination of this collaboration, result in significant litigation, cause Bristol Myers Squibb to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of product directed to these new targets ourselves, we may have to curtail or abandon that development or commercialization, which could harm our business.

We depend on third parties and intend to continue to license or collaborate with third parties and may be unable to realize the potential benefits of any collaboration.

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. In addition to the Takeda Development and License Agreement, the Vertex Collaboration Agreement and the BMS Collaboration Agreement, we have multi-target research and development collaborations ongoing with Takeda and expect to seek to collaborate with other partners in the future. Even if we are successful at entering into one or more additional collaborations with respect to the development and/or commercialization of one or more drug or biologic candidates, there is no guarantee that any of these collaborations will be successful. We believe collaborations allow us to leverage our resources and technologies and we anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partner. Collaborations may pose a number of risks, including the following:

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

Our estimates for the addressable patient population and our estimates for the prices we can charge for our drug or biologic candidates may differ significantly from the actual market addressable by our drug or biologic candidates and are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for each of our drug or biologic candidates may be limited or may not be amenable to treatment with our drug or biologic candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We face substantial competition, and our competitors may discover, develop or commercialize drugs faster or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-3724, MT-5111, TAK-169, MT-6402 and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Roche/Genentech, Merck, Bayer, Takeda, AbbVie,  Seattle Genetics, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, ADC Therapeutics, Bluebird Bio, Gilead, ZymeWorks, Forty Seven, Epizyme, GlaxoSmithKline, Incyte, TG Therapeutics, Versatem and F-Star. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-3724, MT-5111, TAK-169, MT-6402 or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug or biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-3724, MT-5111, TAK-169 or MT-6402 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for MT-3724, MT-5111,

TAK-169, MT-6402 or any other future drugs or biologics to compete with these products. Failure of MT-3724, MT-5111, TAK-169, MT-6402 or other drug or biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2020, a total of 49,984,333 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Even after giving effect to the funds raised in the past, we expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner in which we may determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

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

We have broad discretion over the use of our cash reserves, including the proceeds from our previous financings, including from the sale of shares of common stock under the Sales Agreement and from our public offerings in November 2019 and February 2021. Our stockholders may not agree with our decisions, and our use of these funds may not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could compromise our ability to pursue our growth strategy, result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our drug or biologic candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for us. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our common stock.

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

As of December 31, 2020, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 51% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At December 31, 2020, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At December 31, 2020, we had 236 full-time employees and 5 part-time and temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

Our financial condition, clinical development efforts, and results of operations could be adversely affected by the ongoing coronavirus pandemic.

Any outbreak of contagious diseases or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2) (“coronavirus”), which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China and has reached the rest of the world including the states of Texas, New York and New Jersey where our primary offices are located. In March 2020, the World Health Organization declared COVID-19 to be a pandemic disease. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Texas, New York and New Jersey, across the United States and in other countries. The extent to which COVID-19 will impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long-term, among others.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems, some of which are in our control and some of which are in the control of third parties. In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information about our employees, intellectual property, and proprietary business information (“Confidential Information”). We manage and maintain our applications and data utilizing on-site systems and we also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, cyber-attacks, computer viruses, ransomware attacks, phishing schemes, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures, or other attempts to harm or access our systems. Moreover, despite network security and back-up measures, some of our servers and those of our business partners are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of Confidential Information.  Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of Confidential Information, or the unauthorized access to, disruption of, or interference with our products and services, can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or others with permitted access to our IT systems and information, or wrongful conduct by hackers, competitors, or certain governments. Our third party vendors and business partners face similar risks.

Cyber-attacks come in many forms, including the deployment of harmful malware or ransomware, exploitation of vulnerabilities, phishing and other use of social engineering, and other means to compromise the confidentiality, integrity, and availability of our IT systems and confidential information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect or intercept any such disruption or security breach, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, the loss of data from clinical trials for our drug or biologic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

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

We lease one property for use as office space of approximately 10,000 square feet in Jersey City, New Jersey under a lease, as amended, expiring in January 2023. The lease has an option to renew for one additional five-year period at our discretion.

In June 2020, the Company entered into a lease agreement for office space in New York, New York. The space consists of an initial 9,289 square feet and an additional 3,000 square feet upon expansion. The lease for the initial space commenced on August 1, 2020 and the possession of the expansion space commenced on December 4, 2020. The term for both spaces will expire on October 30, 2025 and does not contain an option to renew.

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

Market Information

Shares of Threshold Pharmaceuticals, Inc. common stock were historically listed on the Nasdaq Capital Market under the symbol “THLD.” After completion of the Merger on August 1, 2017, Threshold Pharmaceuticals, Inc. was renamed “Molecular Templates, Inc.” and commenced trading on the Nasdaq Capital Market under the symbol “MTEM” on August 2, 2017.

There were approximately 56,052,306 holders of record of our common stock as of March 17, 2021.  On March 17, 2021, the last reported sales price per share of our common stock was $11.91 per share.

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

Overview

•

Molecular Templates is a clinical-stage biopharmaceutical company focused on the discovery and development of targeted biologic therapeutics. Our proprietary drug platform technology, known as engineered toxin bodies, or ETBs, leverages the resident biology of a genetically engineered form of Shiga-like Toxin A subunit, or “SLTA” to create novel therapies with potent and differentiated mechanisms of action for cancer and other serious diseases.

Business

ETBs use a genetically engineered version of the SLTA. In its wild-type form, Shiga-like Toxin” or “SLT” is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In our scaffold, a genetically engineered SLTA with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer and other serious diseases.
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

ETBs have a differentiated mechanism of cell kill in cancer therapeutics (the inhibition of protein synthesis via ribosome destruction), and we have preclinical and clinical data demonstrating the utility of these molecules in chemotherapy-refractory cancers. ETBs have shown good tolerability in multiple animal models as well as a generally favorable tolerability profile in our clinical studies to date. We believe the target specificity of ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their tolerability profile provide opportunities for the clinical development of these agents to address multiple cancer types.

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

Our lead compound, MT-3724, is an ETB that recognizes CD20, a B cell marker and is currently in multiple Phase II studies. The dose escalation portion of the Phase I monotherapy clinical trial for MT-3724 was followed by the initiation of a Phase Ib expansion cohort. Results of the Phase I/Ib study were presented at the American Society of Hematology (ASH) Annual Meeting, December 7-10, 2019 in Orlando, FL. Of the 13 serum rituximab negative (“RTX-neg”) diffuse large B cell lymphoma, or DLBCL or mixed DLBCL/FL subjects, 5 responded (38% objective response rate) across the range of 5 to 100 μg/kg doses. Of the 5 responses, 2 were complete responses (“CR”s) and 3 were partial responses (PRs) of which one was a complete metabolic response (CMR). Three subjects had stable disease (including 2 subjects with 49% and 47% tumor reductions) and 5 subjects had progressive disease. Of the 5 serum RTX-neg subjects with DLBCL who received MT-3724 at 50 μg/kg, the maximum tolerated dose (MTD), 3 responded (2 CRs, 1 PR).

In 2019, we initiated a Phase II cohort for the monotherapy trial with MT-3724. We also initiated a Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx) in an earlier line of treatment for DLBCL and a second Phase II combination study with MT-3724 and Revlimid® (lenalidomide), also in an earlier line of DLBCL treatment. Interim results were presented at the virtual 25th Congress of the European Hematology Association (EHA) in June 2020. This data demonstrated preliminary evidence of tolerability and efficacy with lenalidomide at standard doses and MT-3724. Among 7 evaluable subjects, 2 were CRs and 3 were PRs. While there were no permanent discontinuations due to adverse events, grade 2 capillary leak syndrome (CLS) occurred at 25 mcg/kg, leading to the opening of a new cohort at 20 mcg/kg. The study had a revised schedule of therapy with MT-3724 being dosed twice rather than three times weekly for the first two cycles and then on a weekly schedule thereafter. The combination study with GemOx has demonstrated preliminary evidence of efficacy but grade 2 innate immune adverse effects were seen with standard doses of gemcitabine and oxaliplatin and 10 μg/kg doses of MT-3724. The study protocol has been amended to include a revised schedule where MT-3724 dosing is initially sequenced with GemOx dosing.

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

At such time, subjects already enrolled in MT-3724 clinical studies who were receiving clinical benefit were permitted to continue dosing but no new patients have been, or will be, enrolled in any MT-3724 study pending resolution of this matter. As part of our overall investigation into the partial clinical hold on MT-3724, we investigated MT-3724 product quality attributes. Based on our findings, we submitted a partial clinical hold response to the FDA in February 2021 in which we proposed to implement new drug product manufacturing and release criteria. We have determined that the MT-3724 product that has been manufactured to date for use in the MT-3724 studies we plan to continue will not be consistent with the new criteria once it is implemented. Based upon our findings to date and after a thorough risk/benefit assessment, we have decided to discontinue dosing of subjects remaining on our Phase II combination study with MT-3724 and Revlimid® (lenalidomide). Additionally, following our decision to temporarily discontinue dosing for the remaining subject on our Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx), the subject decided in collaboration with their physician to discontinue treatment. Although there have been no signs of capillary leak syndrome toxicity worse than grade 2 in either of these MT-3724 studies, our decision to discontinue dosing in these studies was taken out of an abundance of caution with the study subjects’ health and safety in mind. Further, after a review of the current competitive landscape and following the last subject discontinuing treatment, we decided to discontinue our Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx). We made this decision based upon our belief in the potential for more promising future combinations with our product candidates. Accordingly, there are currently no subjects being treated under any MT-3724 protocol. In connection with our other MT-3724 studies, we continue to work towards addressing the partial clinical hold and MT-3724 product lot information requests from the FDA and will then seek agreement from the FDA to remove the partial clinical hold. We submitted our partial clinical hold response to the FDA in February 2021. There can be no assurance with respect to our ability to remove the partial clinical hold, or the timing thereof. As we undertake these efforts, we are also actively evaluating whether to resume development of MT-3724 or discontinue the MT-3724 program. This decision will be made in the context of opportunities to advance the development of a next-generation CD20-targeted ETB or other program in addition to funding the development of our clinical stage next-generation ETB programs, including MT-5111, TAK-169, and MT-6402.

Our trials and plans for our other ETB product candidates, including MT-5111, TAK-169, and MT-6402, which utilize next-generation ETB technology, are not affected by the partial clinical hold. Next-generation ETB scaffolds have been designed to reduce or eliminate the propensity for innate immunity, including CLS. To date, we have observed no cases of CLS (any grade) in human subjects who have been dosed with MT-5111. We cannot comment on clinical data from the TAK-169 Phase I study due to confidentiality obligations. We do not yet have clinical data with MT-6402 as the Phase I study of MT-6402 is expected to be initiated in the first half of 2021.

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing study subjects in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a maximum tolerated dose (MTD) or Recommended Phase II Dose (RP2D) is established in Part 1. We provided an update on this study in December 2020. All of the following information on the Phase I study for MT-5111 was as of that update. 16 subjects, with a median of 4 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111; subjects with breast cancer received a median of 6 prior lines of therapy, 4 of which contained HER2-

targeting agents (metastatic breast cancer n=6, metastatic biliary tract carcinoma n=6, metastatic pancreatic cancer n=2, and one each of metastatic colon adenocarcinoma and metastatic gastroesophageal junction adenocarcinoma). Five cohorts (0.5, 1.0, 2.0, 3.0, and 4.5 μg/kg/week) have been successfully completed and the sixth cohort (6.75 μg/kg) has been initiated. Pharmacokinetic (PK) data confirm the predicted human PK based on non-human primate studies. PK modeling has suggested that doses equal to or greater than 5.0 μg/kg are likely needed for efficacy. Thus far, no dose limiting toxicities (DLTs) have been observed in any cohort and MT-5111 appears to be well tolerated, with no cardiotoxicity observed to date (cardiotoxicity is a known potential toxicity for HER2 targeted therapies). To date, we have observed no cases of CLS (any grade) in human subjects who have been dosed with MT-5111.

As of our December 2020 update, no cardiac AEs or abnormalities in cardiac biomarkers have been noted thus far. The most commonly reported AEs that may be causally related among the 4 dosing cohorts to date and for which source-verified data were available include the following: fatigue (n=3), AST increased (n=2) at 0.5 μg/kg and 1 μg/kg, and chills (n=2). These most commonly reported AEs were all of grade 1 or 2 severity. No cases of capillary leak syndrome (any grade) were observed. One subject with metastatic breast cancer in cohort 2 (1 µg/kg) remained on treatment for 10 cycles with stable disease; although she had unmeasurable disease by RECIST criteria, she had three sub-centimeter hepatic lesions that disappeared at the end of cycle 8 before she discontinued at cycle 10. This subject had received three prior HER-2 targeting regimens which initially included pertuzumab plus trastuzumab followed by trastuzumab and T‑DM1 as monotherapies. To date, 17 subjects have discontinued for disease progression and one subject is too early to evaluate. Cohort 6 (6.75 μg/kg/dose) is open for enrollment with cohort 7 (10 μg/kg) expected to open in the first half of 2021. The HER2- positive breast cancer expansion cohort is planned to begin in the first half of 2021 at a dose of 10 μg/kg (anticipated to be a therapeutic dose level), pending adequate safety data. Dose escalation will continue to determine the recommended Phase II dose while the breast cancer expansion cohort collects efficacy and safety data.

We are encouraged by the safety profile to date in these heavily pretreated subjects and believe the study has reached clinically active dose levels. We expect to present interim clinical results from the dose escalation portion of the Phase I study as of December 2020 in the second quarter of 2021. MTEM expects to provide an update on additional data from both the dose escalation portion of the study and the HER2-positive breast cancer expansion cohort in the fourth quarter of 2021.

Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) filed an IND for TAK-169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019. Phase I dosing for TAK-169 began in the first quarter of 2020, had been paused in March 2020 due to the COVID-19 pandemic and was re-initiated in the fourth quarter of 2020.

We filed an IND for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients is expected to be initiated in the first half of 2021. We anticipate filing an IND for our ETB targeting CTLA-4 in 2021. We are also conducting preclinical research on ETBs targeting SLAMF-7 and CD45.

We have built up multiple core competencies around the creation and development of ETBs. We developed the ETB technology in-house and continue to make iterative improvements in the scaffold and identify new uses of the technology. We also developed the proprietary process for manufacturing ETBs under Current Good Manufacturing Process, or cGMP regulatory standards and continue to make improvements to its manufacturing processes.

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

We are carefully and continually evaluating the potential individual patient risk associated with continuing to enroll in our existing clinical studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. Our MT-5111 Phase 1 study remains open and able to treat enrolled subjects and screen new subjects. For our MT-3724 studies, which are currently on partial clinical hold as ordered by the FDA, we decided following the partial clinical hold going into effect, in collaboration with treating investigators and as permitted by the FDA, to allow existing subjects who were receiving clinical benefit to continue dosing, but no new patients were, or will be, enrolled in any MT- 3724 study pending resolution of the partial clinical hold.

These decisions were predicated on the treating investigator determining that the potential benefit to the patient of investigational therapy outweighs the potential risk of contracting COVID-19 as the subjects enrolled in our trials had relapsed or refractory incurable malignancies with few or no standard-of-care therapeutic options and limited life expectancy. However, more recently and following the results of an investigation into MT-3724 product quality attributes as well as a thorough risk/benefit assessment, we decided to discontinue dosing of subjects remaining on our Phase II combination study with MT-3724 and Revlimid® (lenalidomide). Additionally, following our decision to temporarily discontinue dosing for the remaining subject on our Phase II combination study with MT-3724 and chemotherapy (gemcitabine and oxaliplatin, or GemOx), the subject decided in collaboration with their physician to discontinue treatment. Subsequently, after a review of the current competitive landscape and following the last subject discontinuing treatment, we decided to discontinue our Phase II combination study with MT-3724 and chemotherapy GemOx. We made this decision based upon our belief in the potential for more promising future combinations with our product candidates. Accordingly, there are currently no subjects being treated under any MT-3724 protocol. COVID-19 led to a significant slowdown in the pace of site initiations and patient enrollment into our clinical trials. The degree of disruption was, and continues to be, variable by geography and individual clinical site, with some sites closed to new enrollment, some screening and enrolling only subjects with an urgent need for treatment, and some attempting to operate as usual. The COVID-19 pandemic resulted in a significant slowdown in the pace of site initiations and patient enrollment across our MT-3724 Phase II programs prior to the partial clinical hold going into effect. As a CD20-targeting agent for the treatment of hematological malignancy, MT-3724 may impair the ability to generate humoral immunity to coronavirus infection. To date, screening and enrollment for the MT-5111 Phase I study has been less adversely affected than the MT-3724 studies were prior to the partial clinical hold. To date, we have been able to continue to work at our cGMP manufacturing facility and laboratories without significant interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of our preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

The extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence and which may include, among other things, the ultimate severity and duration of this pandemic; governmental, business or other actions that have been, or will be, taken in response to this pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our or our partners’ supply chain and ability to continue to manufacture our investigational products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites or monitoring of data; and impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our therapeutic products.

Collaboration Agreements

Takeda Pharmaceuticals

Takeda Collaboration and Individual Project Agreements

In October 2016, we entered into a collaboration and option agreement (the “Takeda Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) to discover and develop CD38-targeting ETBs, which includes MT-4019, for evaluation by Takeda. Under the terms of the Takeda Collaboration Agreement, we are responsible for providing to Takeda (i) new ETBs generated using Takeda’s proprietary antibodies targeting CD38 and (ii) MT-4019 for in vitro and in vivo pharmacological and anti-tumor efficacy evaluations. We granted Takeda an exclusive option to negotiate and obtain an exclusive worldwide license to develop and commercialize any ETB that might result from this collaboration, including MT-4019. We were entitled to receive up to $2.0 million in technology access fees and cost reimbursement associated with our performance and completion of our obligations under the Takeda Collaboration Agreement. To date, we have received $2.0 million under this Takeda Collaboration Agreement.

In connection with the Takeda Collaboration Agreement, we entered into an Individual Project Agreement (the “Takeda Individual Project Agreement”) with Takeda in June 2018 that was amended and restated in July 2018. Under the Takeda Individual Project Agreement, we are responsible to perform certain research and development services relating to Chemistry, Manufacturing, and Controls (“CMC”) work for three potential lead ETBs targeting CD38. In consideration of these services, we were entitled to receive up to $2.2 million in compensation. To date, we have received $2.2 million under the Takeda Individual Project Agreement.

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

The Takeda Development and License Agreement has a total transaction price of $29.8 million, consisting of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment which was received in the first quarter of 2020, (3) minus $10.2 million in expected co-share payments payable to Takeda during Early-Stage Development. In July 2019, we exercised our co-development option and the agreed upon collaboration budget was increased to cover additional research and development activities whereby both parties will continue to cost share. If we continue our option to co-develop, we will be eligible to receive up to an additional $307.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $325.0 million in milestone payments upon the achievement of certain sales milestone events. If we do not continue to exercise our co-development option, we may receive up to an additional $162.5 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $175.0 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive tiered royalties, subject to certain reductions, as percentages of annual aggregate net sales, if any, of Licensed Products. The royalty percentages would range from low double-digits to low twenties if we continue to exercise our option to co-develop, and from high-single digits to low teens if we do not continue to exercise our option to co-develop.

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

We received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of December 31, 2020, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

We may receive up to $30.0 million in aggregate through the exercise of the option to license ETBs. Additionally, we might also be entitled to receive clinical development milestone payments of up to approximately $397.0 million, for achievement of development milestones and regulatory approval of collaboration products under the Takeda Multi-Target Agreement. We might also be entitled to receive commercial milestone payments of up to $150.0 million, for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Takeda Multi-Target Agreement. We are also entitled to tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions. Finally, we are entitled to receive up to $10.0 million in certain contingency fees.

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

For more information concerning our collaboration agreements, refer to Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

Bristol Myers Squibb Company

On February 10, 2021, we entered into a Collaboration Agreement (“BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“Bristol Myers Squibb”), in which we and Bristol Myers Squibb agreed to enter into a strategic research collaboration to leverage our ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets.

Pursuant to the BMS Collaboration Agreement, Bristol Myers Squibb paid us an upfront payment of $70.0 million. We might receive near term and development and regulatory milestone payments of up to an additional $874.5 million and will be eligible to receive up to an additional $450.0 million in milestone payments upon the achievement of certain sales milestone events. We will also be entitled to receive, subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product.

We will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise of its option for a development candidate, Bristol Myers Squibb will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate, subject to the terms and conditions of the BMS Collaboration Agreement.

For more information concerning this collaboration agreement, refer to Note 16, “Subsequent Events”, and for more information on our collaboration agreements generally, refer to Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

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

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we develop, including MT-3724, MT-5111, TAK-169, MT-6402 and other pre-clinical ETB candidates, until we obtain regulatory approval and commercialize such drugs. Our revenue consists principally of collaboration revenue and grant revenue.

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

For more information about our revenue recognition policy, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-3724, MT-5111, TAK-169 and/or MT-6402 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage drugs or biologics. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;
•	the terms and timing of regulatory approvals; and
•	the ability to market, commercialize and achieve market acceptance for MT-3724, MT-5111, TAK-169, MT-6402 or any other ETB candidate that we or our collaboration partners may develop in the future.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Years ended December 31,
	2020	2019	Change ($)	Change (%)
Research and development revenue, related party	$6,567	$19,499	$(12,932)	-66%
Research and development revenue, other	9,068	—	9,068	100%
Grant revenue	3,210	2,771	439	16%
Total revenue	$18,845	$22,270	$(3,425)	-15%

Research and Development Revenue – from related party

The decrease in research and development revenue – from related parties for the year ended December 31, 2020 was primarily due to research and development revenues that were recognized from the services provided under the Takeda Development and License Agreement (TAK-169) which was entered into in September 2018.

For more information about our collaboration agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

Research and Development Revenue – other

The increase in research and development revenue – other is a result of recognizing revenue associated with the Vertex Collaboration Agreement. For more information about our collaboration agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

Grant Revenue

The increase in grant revenue for the year ended December 31, 2020 was primarily due to the Company incurring additional expenses for the CD38 CPRIT Agreement grant during the year.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Years ended December 31,
	2020	2019	Change ($)	Change (%)
Research and development expenses	$92,965	$50,519	$42,446	84%
General and administrative expenses	26,722	20,077	6,645	33%
Loss on impairment of in-process research and development	—	22,123	(22,123)	-100%
Total operating expenses	$119,687	$92,719	$26,968	29%

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Years ended December 31,
	2020	2019	Change ($)	Change (%)
Program costs	$45,367	$25,026	$20,341	81%
Employee compensation	33,640	15,998	17,642	110%
Laboratory costs	4,397	3,486	911	26%
Other research and development costs	9,561	6,009	3,552	59%
Total research and development expenses	$92,965	$50,519	$42,446	84%

Research and development (“R&D”) expenses increased $42.4 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increase in program costs and headcount related to the discovery and development of our ETBs. Additionally, we are party to multiple collaboration agreements with a related party, which can also contribute to increased research and development expense.

Program costs increased $20.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The programs driving the increase were $5.5 million for TAK-169, $5.5 million for Other Projects, $5.3 million for MT-3724, $2.5 million for PD-L1, $1.3 million for HER2 and $0.3 million for Evofosfamide.

Headcount increased in R&D by 55% from December 31, 2019 to December 31, 2020 in support of increased clinical trials and ramp up of cGMP manufacturing facilities and support staff. This staffing increase resulted in an increase in employee compensation costs of $17.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, respectively.

Laboratory costs increased by $0.9 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, which is due to the expansion of lab facilities. The increase in expense reflects the costs of outfitting, supplying and maintaining these facilities.

Other R&D costs increased by $3.6 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was driven by third party consulting and recruiting fees.

General and Administrative Expenses

General and administrative expenses increased $6.6 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The main driver of this increase being payroll and related costs due to increased headcount.

Loss on impairment of In-process research and development related to legacy program, Evofosfamide

The loss on impairment of long-lived assets relates to the impairment of in-process research and development relating to the Company’s legacy program, Evofosfamide, which was acquired from Threshold Pharmaceuticals in 2017. The loss on impairment of long-lived assets is primarily due to the decrease in future projected cashflows of the in-process research and development relating to this program. The Company obtained a fair value estimate, from a third-party specialist as of August 1, 2019, and determined the asset was impaired and the value was not recoverable. The Company recognized impairment of $22.1 million during the year ended December 31, 2019 and it was sold during the year ended December 31, 2020. See Note 15, “In-Process Research and Development” for further details on the asset.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Years ended December 31,
	2020	2019	Change ($)	Change (%)
Interest and other income, net	$1,028	$2,323	$(1,295)	-56%
Interest expense	(1,705)	(1,298)	(407)	31%
Loss on extinguishment of debt	(1,237)	—	(1,237)	100%
Loss on disposal of assets	(2,155)	—	(2,155)	100%
Change in fair value of warrant liabilities	—	3	(3)	-100%
Total nonoperating activities	$(4,069)	$1,028	$(5,097)	-496%

Interest and Other Income and Interest Expense

The decrease in interest and other income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower interest related to our marketable securities.

The increase in interest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to interest paid for our debt holdings, which mature in June 2024.

Debt Extinguishment

In connection with the repayment of the Perceptive Credit Facility, the Company recognized a total loss on extinguishment of debt in the amount of $1.2 million for the year ended December 31, 2020.

Asset Loss

In connection with the December 2020 sale of Evofosfamide, the Company recorded a loss on assets held for sale of $2.0 million which is the difference between the carrying value and the consideration received. Additionally, we disposed of fixed assets of $0.2 million.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we or our collaboration partners continue to advance MT-3724, MT-5111, TAK-169, MT-6402 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and drug or biologic candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our drugs or biologics, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we cannot forecast which drugs or biologics, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partners. We believe such investment is strategically aligned with increasing the value of our technology. For the years ended December 31, 2020 and December 31, 2019, we incurred net losses of $104.9 million and $69.4 million, respectively. At December 31, 2020, we had an accumulated deficit of $269.0 million.

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

In February 2021, we completed a public offering of 6,000,000 shares of common stock at an offering price of $12.65 per share. We received net proceeds of approximately $71.0 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us.

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

At December 31, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $93.9 million and $126.6 million, respectively. Based on such cash and cash equivalents as of December 31, 2020, and with the addition of the $70.0 million upfront payment in connection with the Bristol Myers Squibb collaboration received in the first quarter of 2021 and the proceeds of the public offering completed in February 2021, we expect to able to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Years Ended December 31, 2020 and 2019

The table below summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019	Change ($)	Change (%)
Net cash used in operating activities	$(83,797)	$(25,244)	$(58,553)	232%
Net cash used in investing activities	(34,663)	(39,724)	5,061	-13%
Net cash provided by financing activities	58,895	65,698	(6,803)	-10%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(59,565)	$730	$(60,295)	-8260%

The increase in net cash used in operating activities for the year ended December 31, 2020 was primarily due to an increase in operating cash disbursements as result of operating activities.

The decrease in net cash used in investing activities for the year ended December 31, 2020 was primarily due to decreased investment activity in marketable securities and purchases of equipment.

The decrease in net cash provided by financing activities was primarily due to the repayment of the Perceptive Credit Facility which was partially offset by proceeds from the K2 Loan and Security Agreement and proceeds from the at-the-market sales (“ATM”) of our common stock during the year ended December 31, 2020.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $269.0 million at December 31, 2020. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-3724, MT-5111 and MT-6402, co-development activities related to TAK-169, collaborations with Vertex and Bristol Myers Squibb, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the Phase II clinical trials of MT-3724, our lead ETB candidate and/or the development of other CD20-targeted molecules;
•	co-develop TAK-169 with Takeda;
•	support the ongoing Phase I study of MT-5111;
•	support the PD-L1 program including the upcoming Phase I study for MT-6402;
•	continue the research and development of our other ETB candidates, such as other CD20 targeted molecules, including completing pre-clinical studies and commencing clinical trials;
•	research activities through the designation of the development candidate(s) with Vertex;
•	research activities through the designation of the development candidate(s) with Bristol Myers Squibb;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our increased operations;

•	experience any delays or encounter any issues resulting from any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;

•	service long-term debt; and
•	complete the expansion of the Company’s research and development spaces.

Payments on the Perceptive Credit Facility commenced April 2018 and were interest only, paid quarterly for the first 24 months. Upon the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million were due each calendar quarter. The Perceptive Credit Facility was paid off in May 2020, using proceeds from the K2 Loan and Security Agreement. See Note 8, “Borrowing Arrangements” to our audited consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K for additional information regarding the Perceptive Credit Facility and the K2 Loan and Security Agreement.

Because of the numerous risks and uncertainties associated with the development of MT-3724, co-development of TAK-169, collaborations with Vertex and Bristol Myers Squibb and our other pre-clinical programs, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-3724, MT-5111, TAK-169, MT-6402 or our other pre-clinical programs will depend on many factors, including:

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

For further information regarding our revenue recognition, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

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

Stock-Based Compensation

We account for stock-based compensation expense related to stock options granted to employees, non-employees, and members of our board of directors under our 2018 Equity Incentive Plan, the 2014 Equity Incentive Plan, as amended, and the 2004 Amended and Restated Equity Incentive Plan, by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

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

MOLECULAR TEMPLATES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Molecular Templates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Molecular Templates, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows for the years then ended, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Progress Toward Completion of Collaboration Agreements
Description of the Matter

As discussed in Note 1 and 3 to the consolidated financial statements, the Company recognizes revenue arising from collaboration agreements. Revenue generated from the Company’s collaboration agreements relates to research and development services whereby revenue is recognized under an input method using the ratio of costs incurred to date compared to the total estimated costs required to complete the performance obligation. For the year ended December 31, 2020, the Company has recognized $15.6 million in research and development revenue.

Auditing the progress toward completion of collaboration agreements was especially challenging because it involves subjective management assumptions about estimating the remaining research and development costs necessary to satisfy a performance obligation. The calculation of the total remaining estimated research and development cost includes forecasted costs associated with internal employee efforts, materials costs, and third-party contract costs, as well as the assumed timing and duration of these activities.  The recognition of revenue pursuant to collaboration arrangements is subject to these estimates and judgments developed by management and is sensitive to changes in these assumptions.

How We Addressed the Matter in Our Audit

To test the progress toward completion of collaboration agreements, we performed audit procedures that included, among others, reading the collaboration agreements and testing the accuracy and completeness of the underlying data used in evaluating the estimates and significant judgments described above. To assess the reasonableness of the Company’s significant estimates and judgments, we corroborated management estimates and judgments by performing sensitivity analyses of key inputs, comparing cost estimates to costs previously incurred for similar activities, inspecting communications between the Company and its collaborators regarding updates to estimated budgeted costs, evaluating the remaining level of effort required to complete the agreement, and inspecting evidence of actual costs incurred. We also discussed the basis for key assumptions with the Company’s research and development personnel, who oversee the completion of the collaboration arrangements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Austin, Texas

March 19, 2021

MOLECULAR TEMPLATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$25,218	$85,451
Marketable securities, current	68,667	39,633
Prepaid expenses	6,080	2,318
Grants revenue receivable	—	7,100
Accounts receivable, related party	234	408
In-process research and development - held for sale	—	4,500
Other current assets	1,125	489
Total current assets	101,324	139,899
Marketable securities, non-current	—	1,510
Operating lease right-of-use assets	11,104	9,959
Property and equipment, net	22,254	18,158
Other assets	5,195	4,676
Total assets	$139,877	$174,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,350	$1,465
Accrued liabilities	12,575	14,544
Deferred revenue, current	14,014	8,511
Deferred revenue, current, related party	789	8,780
Other current liabilities, related party	5,614	—
Other current liabilities	2,211	2,501
Total current liabilities	37,553	35,801
Deferred revenue, long-term	4,538	18,944
Deferred revenue, long-term, related party	3,106	441
Long-term debt, net	14,926	2,940
Operating lease liabilities	12,213	11,682
Other liabilities, related party	6,711	—
Other liabilities	1,490	1,366
Total liabilities	80,537	71,174
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at December 31, 2020 and December 31, 2019; issued and outstanding: 250 shares at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2020 and December 31, 2019; issued and outstanding: 49,984,333 shares at December 31, 2020 and 45,589,157 shares at December 31, 2019	50	46
Additional paid-in capital	328,314	267,089
Accumulated other comprehensive income	17	18
Accumulated deficit	(269,041)	(164,125)
Total stockholders’ equity	59,340	103,028
Total liabilities and stockholders’ equity	$139,877	$174,202

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Research and development revenue, related party	$6,567	$19,499
Research and development revenue, other	9,068	—
Grant revenue	3,210	2,771
Total revenue	18,845	22,270
Operating expenses:
Research and development	92,965	50,519
General and administrative	26,722	20,077
Loss on impairment of in-process research and development	—	22,123
Total operating expenses	119,687	92,719
Loss from operations	100,842	70,449
Interest and other income, net	1,028	2,323
Interest and other expense, net	(1,705)	(1,298)
Loss on extinguishment of debt	(1,237)	—
Loss on disposal of assets	(2,155)	—
Change in fair value of warrant liabilities	—	3
Loss before provision for income taxes	104,911	69,421
Provision for income taxes	5	—
Net loss	104,916	69,421
Net loss attributable to common shareholders	$104,916	$69,421
Net loss per share attributable to common shareholders:
Basic and diluted	$2.20	$1.86
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	47,603,261	37,770,378

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Net loss	$104,916	$69,421
Other comprehensive income:
Unrealized gain, (loss) on available-for-sale securities	(1)	18
Comprehensive loss	$104,917	$69,403

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible					Accumulated		Total
	Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2018	—	$—	36,736,012	$37	$195,573	$—	$(94,704)	$100,906
Issuance of common stock pursuant to stock plans	—	—	286,479	—	1,748	—	—	1,748
Issuance of common stock in a public offering, net of issuance costs of $3.8 million	250	—	6,900,000	7	53,442	—	—	53,449
Issuance of common stock through Private Placement, net of issuance costs of $75 thousand	—	—	1,666,666	2	10,467	—	—	10,469
Stock-based compensation	—	—	—	—	5,859	—	—	5,859
Other comprehensive income (loss)	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(69,421)	(69,421)
Balances, December 31, 2019	250	—	45,589,157	46	267,089	18	(164,125)	103,028
Issuance of common stock pursuant to stock plans	—	—	261,260	—	1,040	—	—	1,040
Issuance of common stock in at-the-market offering, net of issuance costs of $1.6 million	—	—	4,133,916	4	48,368	—	—	48,372
Stock-based compensation	—	—	—	—	11,817	—	—	11,817
Other comprehensive income (loss)	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(104,916)	(104,916)
Balances, December 31, 2020	250	$—	49,984,333	$50	$328,314	$17	$(269,041)	$59,340

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$104,916	$69,421
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	3,917	1,182
Impairment and loss on fixed assets and intangibles	2,170	22,139
Stock-based compensation expense	11,817	5,859
Interest due on long-term debt	109	—
Amortization of debt discount and accretion related to debt	448	486
Change in common stock warrant fair value	—	(3)
Accretion of asset retirement obligations	125	72
Loss on extinguishment of debt	1,237	—
Changes in operating assets and liabilities:
Prepaid expenses	(3,762)	(74)
Accounts receivable, related party	174	(168)
Grants revenue receivable	7,100	(2,771)
Other assets	1,948	(286)
Operating lease right-of-use assets and liabilities	(87)	2,816
Accounts payable	499	652
Accrued liabilities	(2,672)	6,534
Other liabilities, related party	12,325	(36)
Deferred revenue	(8,903)	27,455
Deferred revenue, related party	(5,326)	(19,680)
Net cash used in operating activities	(83,797)	(25,244)
Cash flows from investing activities:
Purchases of property and equipment	(7,392)	(9,649)
Proceeds on sale of equipment	15	—
Purchase of marketable securities	(132,809)	(90,159)
Sales of marketable securities	105,523	60,084
Net cash used in investing activities	(34,663)	(39,724)
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net of issuance costs	—	10,469
Proceeds from issuance of common stock, net of issuance costs	48,372	53,449
Payments of capital and finance lease obligations	(18)	32
Proceeds from issuance of long-term debt and warrants, net	14,677	—
Repayment of long-term debt	(5,176)	—
Proceeds from stock option exercises	1,040	1,748
Net cash provided by financing activities	58,895	65,698
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(59,565)	730
Cash, cash equivalents and restricted cash, beginning of period	88,451	87,721
Cash, cash equivalents and restricted cash, end of period	$28,886	$88,451
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,218	$85,451
Restricted cash included in Other assets	3,668	3,000
Total cash, cash equivalents and restricted cash	$28,886	$88,451
Supplemental Cash Flow Information
Cash paid for interest	$931	$684
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$980	$2,686

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary and reflect the elimination of intercompany accounts and transactions.

Reclassifications

Certain amounts in the prior year’s presentation have been reclassified to conform to the current presentation. The condensed consolidated balance sheet at December 31, 2019 included herein was derived from the audited financial statements at that date, but includes a reclassification of $8.8 million from Deferred revenue, current to Deferred revenue, current, related party and $0.4 million from Deferred revenue, non-current to Deferred revenue, non-current, related party in order to conform to current period presentation. The condensed consolidated statements of cash flows for the year ended December 31, 2019, included herein includes a reclassification of $19.7 million from Deferred revenue to Deferred revenue, related party.

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

Cash and Cash Equivalents

The Company considers temporary investments with original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $3.7 million and $3.0 million of restricted cash at December 31, 2020 and December 31, 2019, respectively.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”) and Vertex Pharmaceuticals Incorporated (“Vertex”). Takeda accounted for approximately 35% and 88% of total revenues for the years ended December 31, 2020 and December 31, 2019, respectively. Vertex accounted for approximately 48% and 0% of total revenues for the years ended December 31, 2020 and December 31, 2019, respectively.

In July 2020, the Company became aware of one potentially non-conforming batch of a single Company product fill. In February 2021, the batch was deemed non-conforming due to visible particulates identified in the release samples. This could result in a reversal of revenue in future periods as the Company recognizes collaboration revenue over time by measuring progress toward completion to satisfy the performance obligation. The Company does not believe this non-conforming batch will result in an increased timeline for its ongoing projects nor does it affect any other batches, production, or manufacturing. The Company expects to be able to meet the supply needs for all of its active clinical trials.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful life of the respective asset are expensed. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

Patents

The gross value of Patents was $1.2 million and $1.3 million at December 31, 2020 and December 31, 2019, respectively, and are recorded in Other assets. The Company recorded $0.1 million of amortization expense for the years ended December 31, 2020 and December 31, 2019, with estimated expense to remain $0.1 million for each of the four successive years subsequent to December 31, 2020.

Impairment of Long-Lived Assets

When events, circumstances and/or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. The Company recognized impairment of $22.1 million during the year ended December 31, 2019 related to its In-process research and development, which was sold during the year ended December 31, 2020. See Note 15, “In-Process Research and Development” for further details on the asset.

Long-term debt

The Company records debt issuance costs related to its long-term debt as a deduction from the carrying amount. The costs are amortized to interest expense over the life of the debt.

Revenue Recognition

The Company’s revenue has consisted principally of collaboration agreements for research and development revenue and grant revenue.

Grant revenue relates to the grants the Company has received from governmental bodies that are conditional cost reimbursement grants and we recognize revenue as allowable costs are incurred. Amounts collected in excess of revenue recognized are recorded as deferred revenue.

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

The Company adopted the new lease standard on January 1, 2019 using the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Consequently, financial information was not updated, and the disclosures required under the new standard were not provided for dates and periods prior to the first quarter of fiscal 2019.

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

Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If a lease does not provide information to determine an implicit interest rate, the Company uses our incremental borrowing rate in determining the present value of lease payments. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments under the lease. ROU assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Lease agreements with both lease and non-lease components, are generally accounted for together as a single lease component.

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

The Company has operating leases for administrative offices and R&D facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than two years to less than eight years , and the finance lease have a remaining term of less than one year. Leases with an initial term of 12 months or less will not be recorded on the consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. For leases commenced in 2019 and later, the Company accounts for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) with non-lease components (e.g. common area maintenance costs). Certain leases include options to renew, with renewal terms that can extend the lease term from three to five years. The exercise of lease renewal options for our existing leases is at our sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

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

Clinical Trial Accruals

The Company’s preclinical and clinical trials are performed by third party contract research organizations (CROs) and/or clinical investigators, and clinical supplies are manufactured by contract manufacturing organizations (CMOs). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies as well as management’s best estimate and may not match the actual services performed by the organizations. This could result in adjustments to the Company’s research and development expenses in future periods. To date the Company has had no significant adjustments.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 470-20: Debt with Conversion and Other Options and Subtopic 815-40: Derivatives and Hedging - Contracts in Entity’s Own Equity). The new guidance simplifies accounting for convertible instruments by removing major separation models, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective for the Company for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2—NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. As discussed further in Note 11 “Stockholders’ Equity”, Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the Basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at December 31, 2020 and December 31, 2019, stock options, warrants and if converted preferred stock totaling approximately 10,095,000 and 8,516,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. Additionally, the effects of the beneficial conversion feature (“BCF”) related to the Series A Convertible Preferred Stock increased the net loss attributable to common shareholders in the calculation of net loss per share. See Note 11 “Stockholders’ Equity” for additional information on the BCF.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters. Research and Development revenues disaggregated by location were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Japan	$6,567	$19,499
United States	9,068	—
Total research and development revenue	$15,635	$19,499

Related Party Collaboration Agreements - Takeda Pharmaceuticals, Inc.

Research and development revenue from related party relates to revenue from research and development agreements with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda and were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Takeda Individual Project Agreement	$—	$48
Takeda Development and License Agreement	6,068	18,468
Takeda Multi-Target Agreement	499	983
Total research and development revenue, related party	$6,567	$19,499

At December 31, 2020 and December 31, 2019, the Company had deferred revenue, other liabilities for co-share payments and accounts receivable balances from the research and development agreements with Takeda, who is a related party. These amounts were as follows (in thousands):

	December 31, 2020	December 31, 2019
Assets
Accounts receivable	$234	$408
Liabilities
Other current liabilities	$5,614	—
Deferred revenue, current	789	8,780
Deferred revenue, non-current	3,106	441
Other liabilities	6,711	—
Total liabilities	$16,220	$9,221

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

The total transaction price of $29.8 million consists of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment which was achieved in the first quarter of 2020, (3) minus $10.2 million in expected co-share payments payable to Takeda during Early-Stage Development, as defined in the Takeda Development and License Agreement. The expected co-share payment is considered variable consideration, and the Company applied a constraint using the expected value method. Significant judgement was involved in determining transaction consideration, including the determination of the variable consideration, including the constraint on consideration.

At December 31, 2020, the other potential development milestones and sales milestones are not currently deemed probable of being achieved, as they are dependent on factors outside the Company’s control. Therefore, these future development milestones and sales-based milestone payments have been fully constrained and are not included in the transaction price.

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

At December 31, 2020 and December 31, 2019, total deferred revenue related to the performance obligation was $1.3 million and $6.1 million, respectively.

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

As of December 31, 2020 , the Company received cumulative payments of $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement. The Company may receive payments from the following:

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

At December 31, 2020 and December 31, 2019, deferred revenue related to the performance obligation was $2.6 million and $3.1 million, respectively.

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

Vertex paid the Company an upfront payment of $38.0 million, consisting of $23.0 million in cash and a $15.0 million equity investment pursuant to a Share Purchase Agreement (the “SPA”). In addition to the upfront payments, the Company may also receive an additional $22.0 million through the exercise of the options to license ETB products or to add an additional target. Additionally, Vertex will reimburse the Company for certain mutually agreed manufacturing technology transfer activities.

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

At December 31, 2020 and December 31, 2019, deferred revenue related to the Vertex Collaboration Agreement was $18.4 million and $27.5 million, respectively.

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

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724, this grant ended in November 2019. At December 31, 2020 the Company had received $20.0 million and has a remaining receivable of $0.0 million.

During the twelve months ended December 31, 2020 and December 31, 2019, the Company recognized $3.2 million and $2.8 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At December 31, 2020 and December 31, 2019, the Company had $0.0 million and $7.1 million, respectively, recorded in Grants revenue receivable.

NOTE 4—MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2020 and 2019:

		Basis of Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Money market funds	$23,794	$23,794	$—	$—
Commercial paper	42,863	—	42,863	—
United States Treasury Bills	21,794	—	21,794	—
United States government-related debt securities	4,009	—	4,009	—
Total	$92,460	$23,794	$68,666	$—
Amounts included in:
Cash and cash equivalents	$23,793
Marketable securities, current	68,667
Total cash equivalents and marketable securities	$92,460

		Basis of Fair Value Measurements
	December 31, 2019	Level 1	Level 2	Level 3
Money market funds	$79,970	$79,970	$—	$—
Commercial paper	20,436	—	20,436	—
United States Treasury Bills	16,738	—	16,738	—
United States government-related debt securities	7,010	—	7,010	—
Corporate bonds	1,351	—	1,351	—
Total	$125,505	$79,970	$45,535	$—
Amounts included in:
Cash and cash equivalents	$84,362
Marketable securities, current	39,633
Marketable securities, non-current	1,510
Total cash equivalents and marketable securities	$125,505

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2020 and 2019:

	December 31, 2020
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$23,793	$—	$—	$23,793
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	68,650	19	(2)	68,667

	December 31, 2019
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$84,361	$1	$—	$84,362
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	39,616	17	—	39,633
Marketable securities, non-current - Treasury bills	1,510	—	—	1,510

The following summarized the contractual maturities of the Company’s available-for-sale investments at December 31, 2020 2019:

	December 31, 2020
	Cost Basis	Fair Value
Due in one year or less	$92,443	$92,460
Due after one year through five years	—	—
Total	$92,443	$92,460

	December 31, 2019
	Cost Basis	Fair Value
Due in one year or less	$123,977	$123,995
Due after one year through five years	1,510	1,510
Total	$125,487	$125,505

The Company received no proceeds and $1.3 million of proceeds from the sale of available-for-sale securities for the years ended December 31, 2020 and 2019, respectively, with an immaterial realized gain for the year ended December 31, 2019. The basis on which the cost of the security sold was determined is specific identification.
NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$16,159	$10,587
Leasehold improvements	12,391	10,383
Furniture and fixtures	474	150
Computer and equipment	615	331
	29,639	21,451
Less: Accumulated depreciation	(7,385)	(3,293)
Total property and equipment, net	$22,254	$18,158

Depreciation expense was $4.1 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively.

In connection with the continued expansion of the Company’s facilities, at December 31, 2020 and 2019, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.8 million and $1.0 million, respectively. The ARO assets are included in Leasehold improvements.

NOTE 6—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued liabilities:
General and administrative	$1,577	$4,521
Clinical trial related costs	1,743	1,383
Non-clinical research and manufacturing operations	4,321	5,774
Payroll related	4,908	2,849
Other accrued expenses	26	17
Total Accrued liabilities	$12,575	$14,544

         Other current liabilities comprise the following (in thousands):

	December 31, 2020	December 31, 2019
Other Current liabilities:
Finance Lease Liability, current portion	1	18
Long Term Debt, Current Portion	—	800
Operating Lease Liability, current portion	2,210	1,683
Total Other Current liabilities	$2,211	$2,501

NOTE 7 — RELATED PARTY TRANSACTIONS

Takeda Agreements

In connection with the Takeda Stock Purchase Agreement described in Note 3 “Research and Development Collaboration Agreements”, Takeda became a related party, following the stock purchase. Refer to Note 3, Research and Development Collaboration Agreements, for more details about the Takeda Collaboration Agreement, the Takeda Multi-Target Agreement and the Takeda Development and License Agreement. Refer to Note 12, “Stockholders’ Equity”, for more detail about the Takeda Stock Purchase Agreement. Jonathan Lanfear, a director of the Company, was the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda until September 25, 2020.

Public Offerings

On September 25, 2018, the Company closed its underwritten public offering (the “2018 Public Offering”) of its common stock, in which Longitude Venture Partners III, L.P. and CDK Associates, L.L.C., current stockholders of the Company, purchased 365,000 and 545,454 shares of common stock, respectively, at the public offering price. Scott Morenstein, a director of the Company is a Managing Director of Caxton Alternative Management LP, the investment manager of CDK Associates, L.L.C., David Hirsch, a director of the Company, is a member of Longitude Capital Partners III, LLC, the general partner of Longitude Venture Partners III, L.P.

On November 25, 2019, the Company closed its underwritten public offering (the “2019 Public Offering”) of its common stock and 250 shares of our newly designated Series A Convertible Preferred Stock, in which Longitude Venture Partners III, L.P. and CDK Associates, L.L.C., purchased 937,500 and 468,750 shares of common stock, respectively, at the public offering price.

NOTE 8 — BORROWING ARRANGEMENTS

Perceptive Credit Facility

On February 27, 2018, the Company entered into a term loan facility with Perceptive Credit Holdings II, LP (“Perceptive”) in the amount of $10.0 million (the “Perceptive Credit Facility”). The Perceptive Credit Facility consisted of a $5.0 million term loan, which was drawn on the effective date of the Perceptive Credit Facility, and an additional $5.0 million term loan which the Company did not draw down. The principal on the facility accrued interest at an annual rate equal to a three-month LIBOR plus the Applicable Margin. The Applicable Margin was 11.00%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, would be increased by 4.00% per annum. Payments for the first 24 months were interest only and were paid quarterly. After the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million were due each calendar quarter. The Company incurred $0.5 million in deferred finance costs and issued the debt net of a $1.5 million discount, in connection with the credit facility.

The Company repaid the Perceptive Credit Facility on May 21, 2020, from the proceeds of the K2 Loan and Security Agreement discussed below. Upon the termination of the Perceptive Credit Facility, the Company paid $4.9 million in principal and interest and $0.1 million in exit fees and prepayment penalties. The Company recognized a total loss on extinguishment of debt in the amount of $1.2 million related to the Perceptive Credit Facility during the year ended December 31, 2020.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5792, subject to certain adjustments as specified in the Warrant. See Note 11, “Stockholders’ Equity” for further discussion of the warrant. The fair value of the warrant of $1.5 million was recorded as a debt discount at issuance and was included in the loss on extinguishment.

K2 Health Ventures Loan and Security Agreement

On May 21, 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”). The K2 Loan and Security Agreement consists of three tranches, the first of which was drawn on the closing date in the amount of $15.0 million. The second tranche of $20.0 million may be drawn between March 1, 2021 and June 30, 2021 at the Company’s option and subject to the achievement of certain clinical milestones. A third tranche of $10.0 million may be drawn after the Company’s second tranche draw, but prior to December 31, 2021. The principal accrues interest at an annual rate of equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2% and commenced on July 1, 2020. The interest rate at December 31, 2020 was 8.45%. Payments are interest only until July 1, 2022, provided, however, that if no event of default has occurred and the second tranche has been fully funded payments will be interest only until July 1, 2023. After the second anniversary of the closing date of the K2 Loan and Security Agreement, principal payments are due monthly. The loan matures on June 1, 2024 and includes both financial and non-financial covenants including a minimum cash balance requirement. The Company was in compliance with the debt covenants at December 31, 2020 and expects to be compliant with the debt covenants for the next 12 months. The Company recorded the debt net of $1.1 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which will be classified as a prepaid asset until drawn upon.

As of December 31, 2020 and December 31, 2019 the Perceptive Credit Facility principal balance was $0.0 million and $5.0, respectively. As of December 31, 2020 and December 31, 2019 the K2 Loan principal balance was $15.0 million and $0.0 million, respectively.

As of December 31, 2020 and December 31, 2019 the carrying value of the long-term debt was $14.9 million and $3.7 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at December 31, 2020 ($ in thousands):

2021	—
2022	4,105
2023	7,537
2024	3,358
Total Principal Amounts	15,000
Final Fee Due at Maturity	861
Unamortized discount, deferred costs and final fee	(935)
Total Long-Term Debt, net	14,926

NOTE 9 – LEASES

In January 2019, the Company entered into a lease agreement for an additional 57,000 square feet of administrative office and research and development space in Austin, Texas. The lease commenced March 2019 and expires August 2028 and does not contain an option to renew. The tables below include the impact of this lease. Upon the commencement of the lease, the Company recorded an operating lease ROU asset and a lease liability of $7.2 million. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit of $3.0 million. Additionally, the Company has recorded an asset retirement obligation as a result of this lease which has a balance of $0.4 million at December 31, 2020.

In June 2020, the Company entered into a lease agreement for office space in New York, New York. The space consists of an initial 9,289 square feet and an additional 3,000 square feet of expansion space. The lease for the initial space commenced on August 1, 2020 and the possession of the expansion space commenced in December 2020. The term for both spaces will expire on October 30, 2025 and does not contain an option to renew. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit in the amount of $0.2 million.

Changes in the carrying amounts of the Company’s AROs for the years ended December 31, 2020 and 2019 are shown below (in thousands):

	2020	2019
Balance at beginning of year	$1,365	$344
Liabilities incurred in the current period	—	949
Accretion expense	125	72
Balance at end of year	$1,490	$1,365

At December 31, 2020, the Company did not have any operating and finance leases that have not yet commenced.

The components of lease expense for the years ended December 31, 2020 and December 31, 2019 were as follows (in thousands):

	2020	2019
Operating leases
Operating lease expense	$2,520	$2,175
Variable lease expense	491	456
Total operating lease expense	$3,011	$2,631

Finance leases
Amortization of right-of-use asset	$8	$8
Interest on lease liabilities	1	2
Total finance lease expense	$9	$10

The following table summarizes the balance sheet classification of leases at December 31, 2020 (in thousands):

Operating leases
Operating lease right-of-use assets	$11,104

Operating lease liabilities, current[1]	$2,210
Operating lease liabilities, non-current	12,213
Total operating lease liabilities	$14,423

Finance leases
Property and equipment, at cost	$77
Less, Accumulated depreciation	49
Property and equipment, net	$28

Finance lease liabilities, current[1]	$1

1.	Included in other current liabilities.

The following table presents other information on leases as of December 31, 2020 and December 31, 2019 (in thousands):

	2020	2019
Weighted average remaining lease term, operating leases	6.1 years	7.2 years
Weighted average remaining lease term, finance leases	0.1 years	0.8 years
Weighted average discount rate, operating leases	7.04%	6.72%
Weighted average discount rate, finance leases	0.00%	6.88%
Right of use assets obtained in exchange for operating lease liabilities	$2,735	$7,501

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases

2021	$3,142	$1
2022	3,361	—
2023	2,689	—
2024	2,218	—
2025	2,147	—
Thereafter	4,244	—
Total lease payments	17,801	1
Less:
Imputed interest	(3,378)	—
Total lease liabilities	$14,423	$1

Supplemental cash flow information related to the Company’s leases were as follows for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$2,453	$1,278
Operating cash flows finance leases	1	3
Financing cash flows finance leases	$18	$31

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (“CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $1.1 million at December 31, 2020. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug candidates. The Company was contractually obligated for up to approximately $49.0  million of future services under these agreements at December 31, 2020, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

We have entered into estimated purchase obligations which in total range from $13.2 million to $13.9 million and includes signed orders for capital equipment.

As a result of our collaboration agreement with Takeda, we exercised our right to cost-share approximately 50% of the development costs for Phase I. Future clinical trial expense related to this trial has not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

Contingencies

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, collaborators and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by or on behalf of the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements and may enter in the future with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers and directors in certain circumstances. The Company maintains product liability insurance, clinical trial insurance and comprehensive general liability insurance, which may cover certain liabilities arising from its indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 11—STOCKHOLDERS’ EQUITY

Private Placement and Related Warrants

On August 1, 2017, the Company entered into a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) having an aggregate purchase price of $40.0 million (“PIPE Financing”), each such Unit consisting of (i) one (1) share (the “Shares”) of our common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of our common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March 2017 and June 2017. The purchase price per Unit was $6.9048. The Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants. At December 31, 2020, there were warrants outstanding under this agreement to purchase 2,896,528 shares of common stock. The warrants were valued at $16.3 million using the Black-Scholes model, and recorded in additional paid-in capital. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 147%, risk free interest rate of 2.07%, and expected term of 7.0 years. The warrants were exercisable upon issuance and expire August 1, 2024.

In December 2015, the Company entered into an agreement with Wedbush (“Wedbush Agreement”), which was subsequently amended in December of 2017, related to Wedbush’s services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued warrants to purchase 57,930 shares of our common stock (the “Wedbush Warrants”). The Wedbush Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants. At December 31, 2020, there were Wedbush Warrants outstanding to purchase 57,930 shares of common stock. The Wedbush Warrants were valued at $0.4 million using the Black-Scholes model. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 108%, risk free interest rate of 2.3%, and expected term of 7.0 years. The warrants were exercisable upon issuance and expire December 1, 2024.

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

In connection with the execution of the Vertex Collaboration Agreement, the Company entered into the Vertex Stock Purchase Agreement. Pursuant to the Vertex Stock Purchase Agreement, Vertex purchased 1,666,666 shares of the Company common stock, at a price per share of $9.00, for an aggregate purchase price of $15.0 million. See Note 3, “Research and Development Agreements” for additional information.

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

On November 25, 2019, the Company closed its underwritten public offering (the “2019 Public Offering”) of 6,900,000 shares of its common stock at a price to the public of $8.00 per share, and 250 shares of newly designated Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a price to the public of $8.00 per share. The offering included the exercise in full by the underwriters of their option to purchase up to 900,000 additional shares of common stock. The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $53.4 million. Each share of Series A Preferred Stock is convertible to 1,000 shares of Common Stock, provided that the holder of Series A Preferred Stock will be prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company’s common stock and pari passu with any distributions to the holders of the Company’s Series A Preferred Stock. Series A Preferred Stock participate in earnings equally with Common Stock shareholders, with the same dividend rate, but do not participate in losses as discussed in Note 2, “Net Loss per Common Share”. The Series A Preferred Stock has no voting rights, except as required by law and except that the consent of the Series A Preferred Stockholders will be required to amend the terms of the Series A Preferred Stock. Based on the guidance in ASC 470-20-20, the Company determined that a BCF existed, as the effective conversion price for the Series A Preferred Stock at issuance was less than the fair value of the common stock which the preferred shares are convertible into. The BCF based on the intrinsic value of the date of issuances for the Series A Preferred Stock was $0.7 million.

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

NOTE 12—EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

In May 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan serves as a successor to the 2004 Amended and Restated Equity Incentive Plan (“2004 Plan”), 2009 Stock Plan, as amended (“2009 Plan”) and 2014 Equity Incentive Plan (“2014 Plan”) with any forfeited, expired or cancelled awards under those plans being absorbed into the 2018 Plan for future issuance. The terms of the 2018 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2018 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2018 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. The total number of shares of the Company’s common stock initially reserved for issuance under the 2018 Plan was equal to the sum of (i) 2,000,000 newly reserved shares, which included, as of April 30, 2018, 104,184 shares reserved and unallocated under the 2009 Stock Plan, as amended, and 335,040 shares reserved and unallocated under the 2014 Equity Incentive Plan, as amended, plus (ii) up to 2,885,121 additional shares that may be added to the 2018 Plan in connection with the forfeiture, expiration or cancellation of awards outstanding under the 2014 Plan, the 2009 Plan and the 2004 Plan as of May 31, 2018. Additionally, the number of shares of common stock that may be issued under the 2018 Plan shall increase on each January 1, beginning with January 1, 2019, and continuing through and including January 1, 2028 by an amount equal to the lesser of (i) 4% of the number of outstanding shares of common stock on that date and (ii) an amount determined by the Company’s board of directors or compensation committee; provided, however, that in no event will the number of shares available for issuance under the 2018 Plan be increased to the extent such increase, in addition to any other increases proposed by the board of directors in the number of shares available for issuance under all other employee or director stock plan would result in the total number of shares then available for issuance under all employee and director stock plans exceeding 20% of the outstanding shares of the Company’s common stock on the first day of the applicable fiscal year. As of December 31, 2020 options to purchase 679,187 shares of common stock were available for future grants under the 2018 Plan.

2004 Employee Stock Purchase Plan

On January 1, 2017 an additional 9,091 shares were authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. The 2004 Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the years ended December 31, 2020 and December 31, 2019, no shares were purchased by employees under the 2004 Purchase Plan. At December 31, 2020 and 2019, there were 8,636 were authorized and available for issuance under the 2004 Purchase Plan.

Equity Incentive Plan

The following table summarizes information about stock option activity for years ended December 31, 2020 and 2019:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2018	4,002,999	$10.43	6.40	$1.50
Granted	2,023,600	$6.00
Exercised	(286,479)	$6.10
Cancelled	(977,058)	$22.39
Balances, December 31, 2019	4,763,062	$6.36	8.10	$36.63
Granted	2,453,506	$14.06
Exercised	(261,260)	$3.99
Cancelled	(257,381)	$9.99
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79

Vested and expected to vest, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Exercisable at December 31, 2020	2,845,501	$6.66	6.68	$8.85

At December 31, 2020, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.71-4.28	402,543	3.32	$1.22	399,639	$1.20
$4.66-4.66	920,356	7.79	$4.66	408,708	$4.66
$4.74-5.81	335,019	7.84	$5.07	158,293	$5.10
$6.31-6.31	1,189,849	7.25	$6.31	790,675	$6.31
$6.54-8.95	698,912	8.04	$7.91	359,276	$7.91
$9.28-10.78	733,969	6.67	$9.74	598,957	$9.71
$10.92-13.99	676,300	9.14	$12.64	46,076	$13.16
$14.50-14.50	1,322,971	8.87	$14.50	75,469	$14.50
$14.94-61.27	416,190	9.12	$15.94	6,590	$42.74
$70.29-70.29	1,818	1.37	$70.29	1,818	$70.29
$0.71-70.29	6,697,927	7.76	$9.13	2,845,501	$6.66

The total intrinsic value of stock options exercised during the years ended December 31, 2020 and December 31, 2019 was $2.5 million and $0.6 million respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $1.0 million and $1.7 million for the years ended December 31, 2020 and December 31, 2019, respectively. The Company issues new shares of common stock upon exercise of options. In connection with the exercises, there is no tax benefit realized by the Company due to the Company’s current loss position.

Equity-Based Compensation Expense

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$6,387	$2,398
General and administrative	5,430	3,461
Total stock-based compensation	$11,817	$5,859

At December 31, 2020, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plan was approximately $30.0 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.53 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Employee Stock Options:
Risk-free interest rate	1.44%	2.37%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	110.90%	108.70%
Weighted-average fair value of stock options granted	$11.75	$5.00

NOTE 13—INCOME TAXES

For the years ended December 31, 2020 and 2019, the Company recorded an income tax provision expense of $5.00 thousand and $0.00, respectively, as reflected in the table below.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2020	2019
U.S. federal taxes (benefit) at statutory rate	$(22,032)	$(14,578)
State federal income tax benefit	(895)	(528)
Permanent differences	(46)	34
Stock compensation	524	4,112
Research and development credits	(4,043)	(1,677)
Change in valuation allowance due to operations	26,484	12,756
Expiring state carryovers and other	13	(119)
Total	$5	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$42,029	$26,554
Research and development credits	9,066	4,147
Deferred stock compensation	3,260	1,571
Deferred revenue	5,195	1,956
Lease liability	3,045	2,835
Other	1,301	736
Total deferred tax assets	63,896	37,799

Total deferred tax liabilities
Depreciable and amortizable assets	(1,677)	(1,340)
Right-of-use asset	(2,344)	(2,112)
R&D intangible assets	—	(956)
Total deferred tax liabilities	(4,021)	(4,408)
Less: Valuation allowance	(59,875)	(33,391)
Net deferred tax assets	$—	$—

At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $198.8 million available to offset future taxable income and state net operating loss carryforwards of approximately $0.4 million available to offset future taxable income. The Company’s federal net operating loss carryforwards of $62.8 million which will begin to expire in 2024 if not used before such time to offset future taxable income or tax liabilities. The Company’s federal net operating loss carryforwards of $136.0 million which do not expire. A portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization.

At December 31, 2020, the Company had federal research and development tax credits available to offset future taxes of approximately $7.6 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $1.9 million, which expire beginning 2033.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $26.5 million from continuing operations.

The Company has no uncertain tax positions as of December 31, 2020 and 2019. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 14—EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Molecular Templates 401(k) Plan”). Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Molecular Templates 401(k) Plan by the Company were $0.5 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 15 – IN-PROCESS RESEARCH AND DEVELOPMENT

In December 2020, the Company completed the sale of Evofosfamide which was previously classified as In-process research and development - held for sale. In connection with sale, the Company recorded a loss on assets held for sale of $2.0 million which is the difference between the carrying value and the consideration received.

NOTE 16—SUBSEQUENT EVENTS

Bristol Myers Squibb Company Collaboration Agreement

In February 2021, the Company, entered into a Collaboration Agreement (the “BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to perform strategic research collaboration leveraging the Company’s ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets.

Pursuant to the terms of the BMS Collaboration Agreement, the Company granted Bristol Myers Squibb a series of exclusive options to obtain one or more exclusive licenses under the Company’s intellectual property to exploit products containing ETBs directed against certain targets designated by Bristol Myers Squibb.

Bristol Myers Squibb will pay the Company an upfront payment of $70.0 million. In addition to the upfront payment, the Company may receive near term and development and regulatory milestone payments of up to $874.5 million. The Company will also be eligible to receive up to an additional $450.0 million in payments upon the achievement of certain sales milestones, and subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product.

The Company will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise of its option for a development candidate, Bristol Myers Squibb will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate.

Unless earlier terminated, the BMS Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis, on the date of expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the earlier of (a) the expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to all licensed products in all countries or (b) upon Bristol Myers Squibb’s decision not to exercise any option on or prior to the applicable option deadlines. Bristol Myers Squibb has the right to terminate the BMS Collaboration Agreement for convenience upon prior written notice to the Company. Either party has the right to terminate the BMS Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. The Company has the right upon prior written notice to terminate the BMS Collaboration Agreement in the event that Bristol Myers Squibb or any of its affiliates asserts a challenge against the Company’s patents.

February 2021 Public Offering

In February 2021, the Company, completed a public offering of 6,000,000 shares of common stock at an offering price of $12.65 per share. The approximately net proceeds to the Company were $71.0 million, after deducting underwriting discounts, commissions and other estimated offering expenses payable by the Company.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting at December 31, 2020 was effective.

Remediation of Previously Reported Material Weakness

Our management previously identified a material weakness related to IT general controls for the significant applications used in the preparation of the financial statements. Specifically, controls were not designed and operating effectively over the manage access process to adequately restrict user and privileged access to the financial applications, including periodic review of appropriate access; and over program change management to ensure that program and data changes were tested, authorized and implemented appropriately. Accordingly, automated controls and manual controls that are dependent on the effective operation of the deficient IT general controls were also ineffective.

Management implemented a remediation plan to address the root causes which contributed to the material weakness and is committed to a strong Internal Control over Financial Reporting (ICFR) environment. The remediation plan included (i) implementing improved IT change management policies and procedures, control activities, and tools to ensure changes affecting financial IT applications are identified, authorized, tested, and implemented appropriately; (ii) implementing improved processes for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required; (iii) implementation of appropriate segregation of duties in all systems that impact internal control over financial reporting; (iv) increasing resources dedicated to monitoring IT general controls to ensure compliance with policies and procedures; (v) engaging outside resources to assist with the design and implementation of a risk-based internal controls plan, enhance process documentation, provide company-wide training, and help with management's self-assessment and testing of internal controls.

As a result of our remediation efforts, as of December 31, 2020, we have remediated the material weakness.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

3.6

Registration Rights Agreement, dated June 4, 2020, by and among the Company and the selling stockholders named therein (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-3 Report (filed No. 333-238937), filed on June 4, 2020).

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

10.3

Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Company on October 9, 2017, amended as of May 31, 2018 and further amended as of December 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on December 19, 2019).

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

10.17.1

Second Amendment to the Lease Agreement, dated March 29, 2017, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 30, 2018).

10.17.2

Third Amendment to the Lease Agreement, dated June 23, 2017, by and between NW Austin Officer Partners LLC and Molecular Templates OpCo, Inc.(incorporated by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 30, 2018).

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

10.35†

Development Collaboration and Exclusive License Agreement by and between the Company and Millennium Pharmaceuticals, Inc., dated September 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on November 13, 2018).

10.36†

Cancer Research Grant Contract, dated September 18, 2018, by and between The Company and the Cancer Prevention and Research Institute of Texas (incorporated by reference to Exhibit 10.3 to the Company Quarterly Report on Form 10-Q/A (File No. 001-32979) filed on February 13, 2019).

10.37

Sublease, dated as of January 23, 2019, by and between the Company and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2019).

10.38

Credit Agreement and Guaranty, dated as of February 27, 2018, among the Molecular Templates OpCo, Inc., a Delaware corporation, as borrower, the Company, a Delaware corporation, as guarantor, Perceptive Credit Holdings II, LP, as Lender, and certain of Lender’s successors and assigns party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on March 2, 2018).

10.39

Registration Rights Agreement, dated February 27, 2018, by and between the Company and Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on March 2, 2018).

10.40

Underwriting Agreement, dated September 20, 2018, among the Company and Cowen and Company, LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on September 24, 2018).

10.41

Sublease Agreement, dated as of January 23, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on May 13, 2019).

10.42

First Amendment to Sublease Agreement, dated as of May 16, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 12, 2019).

10.43††

First Amendment to the Development Collaboration and Exclusive License Agreement, dated as of July 18, 2019, by and between Molecular Templates, Inc. and Millennium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on November 12, 2019).

10.44

Underwriting Agreement, dated November 20, 2019, among Molecular Templates, Inc. and Cowen and Company, LLC, Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on November 25, 2019).

10.45††

Master Collaboration Agreement, dated November 18, 2019, by and between Vertex Pharmaceuticals Incorporated and the Company (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 13, 2020).

10.46

Share Purchase Agreement, dated November 18, 2019, by and between Vertex Pharmaceuticals Incorporated and the Company (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 13, 2020).

10.47+

Executive Employment Agreement, dated January 3, 2019, by and between Roget J. Waltzman, M.D. and the Company (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 13, 2020).

10.48

Loan and Security Agreement, dated May 21, 2020, by and among the Company, Molecular Templates OpCo, Inc., and, K2 HealthVentures LLC and Ankura Trust Company, LLC  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on May 22, 2020).

10.49

Sales Agreement, dated August 7, 2020, by and between the Company and Cowen and Company, LLC  (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 7, 2020).

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

MOLECULAR TEMPLATES, INC.

March 19, 2021	By:	/s/ ERIC E. POMA, PH.D.
Eric E. Poma, Ph.D. Chief Executive Officer and Chief Scientific Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric E. Poma, Ph.D.	Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)	March 19, 2021
Eric E. Poma, Ph.D.

/s/ Adam Cutler	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2021
Adam Cutler

/s/ Harold E. Selick, Ph.D.	Director	March 19, 2021
Harold E. Selick, Ph.D.

/s/ Jonathan Lanfear	Director	March 19, 2021
Jonathan Lanfear

/s/ David R. Hoffmann	Director	March 19, 2021
David R. Hoffmann

/s/ David Hirsch, M.D., Ph.D.	Director	March 19, 2021
David Hirsch

/s/ Kevin Lalande	Director	March 19, 2021
Kevin Lalande

/s/ Scott Morenstein	Director	March 19, 2021
Scott Morenstein

/s/ Corazon “Corsee” Sanders, Ph.D.	Director	March 19, 2021
Corazon “Corsee” Sanders, Ph.D.