Form 10-Q
period 2021-03-31
Molecular Templates, Inc.
filed 2021-05-14
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-32979

Molecular Templates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9301 Amberglen Blvd Suite 100 Austin, TX 78729 (Address of principal executive offices)	78729 (Zip Code)

(512) 869-1555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	MTEM	The Nasdaq Global Select Market

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

On May 10, 2021 there were 56,094,534 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•

the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-5111, TAK-169, MT-6402 and other engineered toxin body (“ETB”) biologic candidates;

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$98,786	$25,218
Marketable securities, current	103,498	68,667
Prepaid expenses	6,178	6,080
Accounts receivable, related party	—	234
Other current assets	719	1,125
Total current assets	209,181	101,324
Marketable securities, non-current	5,115	—
Operating lease right-of-use assets	10,625	11,104
Property and equipment, net	21,707	22,254
Other assets	5,146	5,195
Total assets	$251,774	$139,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,804	$2,350
Accrued liabilities	9,801	12,575
Deferred revenue, current	49,453	14,014
Deferred revenue, current, related party	1,072	789
Other current liabilities, related party	12,060	5,614
Other current liabilities	2,386	2,211
Total current liabilities	76,576	37,553
Deferred revenue, long-term	36,117	4,538
Deferred revenue, long-term, related party	2,586	3,106
Long-term debt, net of current portion	15,031	14,926
Operating lease liabilities	11,586	12,213
Other liabilities, related party	—	6,711
Other liabilities	1,523	1,490
Total liabilities	143,419	80,537
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding: 250 shares at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding: 56,082,931 shares at March 31, 2021 and 49,984,333 shares at December 31, 2020	56	50
Additional paid-in capital	404,116	328,314
Accumulated other comprehensive income	2	17
Accumulated deficit	(295,819)	(269,041)
Total stockholders’ equity	108,355	59,340
Total liabilities and stockholders’ equity	$251,774	$139,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Research and development revenue, related party	$237	$333
Research and development revenue, other	2,983	1,467
Grant revenue	—	2,341
Total revenue	3,220	4,141
Operating expenses:
Research and development	21,368	20,631
General and administrative	8,181	5,647
Total operating expenses	29,549	26,278
Loss from operations	26,329	22,137
Interest and other income, net	52	472
Interest and other expense, net	(501)	(348)
Loss before provision for income taxes	26,778	22,013
Provision for income taxes	—	5
Net loss	26,778	22,018
Net loss attributable to common shareholders	$26,778	$22,018
Net loss per share attributable to common shareholders:
Basic and diluted	$0.51	$0.48
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	52,564,628	45,649,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$26,778	$22,018
Other comprehensive income:
Unrealized gain, (loss) on available-for-sale securities	(15)	264
Comprehensive loss	$26,793	$21,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Total Stockholders' Equity (Deficit), beginning balances	$59,340	$103,028

Preferred Stock:
Beginning balance	—	—
Issuance of preferred stock	—	—
Ending balance	—	—

Common Stock:
Beginning balance	50	46
Issuance of common stock pursuant to stock plans	—	—
Issuance of common stock pursuant to public offering	6	—
Ending balance	56	46

Additional Paid-In Capital
Beginning balance	328,314	267,089
Issuance of common stock pursuant to stock plans	597	300
Stock-based compensation	4,066	2,192
Issuance of common stock pursuant to public offering	71,139	—
Ending balance	404,116	269,581

Accumulated Other Comprehensive Income:
Beginning balance	17	18
Other comprehensive income	(15)	264
Ending balance	2	282

Accumulated deficit:
Beginning balance	(269,041)	(164,125)
Net loss	(26,778)	(22,018)
Ending balance	(295,819)	(186,143)

Total Stockholders' Equity	$108,355	$83,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$26,778	$22,018
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	1,509	618
Stock-based compensation expense	4,066	2,192
Amortization of debt discount and accretion related to debt	105	148
Accretion of asset retirement obligations	33	32
Loss on disposal of equipment	36	—
Changes in operating assets and liabilities:
Prepaid expenses	(98)	(1,409)
Accounts receivable, related party	234	(892)
Grants revenue receivable	—	(2,341)
Other assets	442	293
Operating lease right-of-use assets and liabilities	28	(60)
Accounts payable	(869)	260
Accrued liabilities	(3,010)	(3,912)
Other liabilities	—	1,746
Other liabilities, related party	(265)	7,754
Deferred revenue	67,018	(1,467)
Deferred revenue, related party	(237)	907
Net cash provided by/(used in) operating activities	42,214	(18,149)
Cash flows from investing activities:
Purchases of property and equipment	(435)	(938)
Purchase of marketable securities	(73,652)	(50,463)
Sales of marketable securities	33,700	18,450
Net cash used in investing activities	(40,387)	(32,951)
Cash flows from financing activities:
Payments of capital and finance lease obligations	(1)	(7)
Repayment of long-term debt	—	(200)
Proceeds from stock option exercises	597	300
Proceeds from issuance of common stock and warrants, net offering expenses	71,145	—
Net cash provided by financing activities	71,741	93
Net increase/(decrease) in cash, cash equivalents, and restricted cash	73,568	(51,007)
Cash, cash equivalents and restricted cash, beginning of period	28,886	88,451
Cash, cash equivalents and restricted cash, end of period	$102,454	$37,444
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$98,786	$34,444
Restricted cash included in Other assets	3,668	3,000
Total cash, cash equivalents and restricted cash	$102,454	$37,444
Supplemental Cash Flow Information
Cash paid for interest	$317	$163
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$559	$944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Molecular Templates, Inc. (the “Company”) is a clinical stage biopharmaceutical company formed in 2001, with a biologic therapeutic platform for the development of novel targeted therapeutics for cancer and other serious diseases, headquartered in Austin, Texas. The Company’s focus is on the research and development of therapeutic compounds for a variety of cancers. The Company operates its business as a single segment, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”).

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. Additionally, the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, could have an adverse impact on the Company. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of risks.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2021.

Liquidity

At March 31, 2021, we had cash, cash equivalents, and marketable securities of $207.4 million. We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies disclosed in Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $3.7 million of restricted cash at March 31, 2021 related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), Vertex Pharmaceuticals Incorporated (“Vertex”) and Bristol Myers Squibb Company (“Bristol Myers Squibb” or “BMS”). Takeda accounted for approximately 7% and 8% of total revenues for the three months ended March 31, 2021 and 2020, respectively. Vertex accounted for approximately 63% and 35% of total revenues for the three months ended March 31, 2021 and 2020, respectively. BMS accounted for approximately 30% and 0% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes), which removes certain exceptions to the general principles in Topic 740 ASU 2019-12. This guidance was effective for the Company beginning January 1, 2021. The impact of the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at March 31, 2021 and March 31, 2020, stock options, warrants and, if converted, preferred stock totaling approximately 12,144,173 and 9,688,920 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Japan	$237	$333
United States	2,983	1,467
Total research and development revenue	$3,220	$1,800

Related Party Collaboration Agreement - Takeda

Research and development revenue from related party relates to revenue from research and development agreements with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) and were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Takeda Development and License Agreement	$215	$147
Takeda Multi-Target Agreement	22	186
Total research and development revenue, related party	$237	$333

At March 31, 2021 and December 31, 2020 the Company had deferred revenue, other liabilities for co-share payments and accounts receivable balances from the research and development agreements with Takeda, who was a related party. These amounts were as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets
Accounts receivable	$—	$234
Liabilities [1]
Other current liabilities	$12,060	$5,614
Deferred revenue, current	1,072	789
Deferred revenue, non-current	2,586	3,106
Other liabilities	—	6,711
Total liabilities	$15,718	$16,220

1. Liabilities is also inclusive of $0.2 million in Accounts Payable due to Takeda.

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

The total transaction price of $29.8 million consisted of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment that was received in the first quarter of 2020, (3) minus $10.2 million which was the expected co-share payment payable to Takeda during Early-Stage Development, as defined in the Takeda Development and License Agreement. The expected co-share payment was considered variable consideration, and the Company applied a constraint using the expected value method. Significant judgement was involved in determining transaction consideration, including the determination of the variable consideration, including the constraint on consideration.

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

In July 2019, the Company exercised its co-development option and the agreed upon collaboration budget was increased to cover additional research and development activities. The Company evaluated the additional research and development services and concluded these services were distinct from services currently being provided and represented a cost sharing arrangement between the Company and Takeda. As such, the additional research and development expenses were expensed as incurred.

At March 31, 2021 and December 31, 2020, total deferred revenue related to the performance obligation was $1.1 million and $1.3 million, respectively. For additional information regarding the Takeda Development and License Agreement, please see Note 14, “Subsequent Events”.

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

At March 31, 2021 and December 31, 2020, deferred revenue related to the performance obligation was $2.6 million and $2.6 million, respectively.

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

Vertex paid the Company an upfront payment of $38 million, consisting of $23 million in cash and a $15 million equity investment pursuant to a Share Purchase Agreement (the “SPA”). In addition to the upfront payments, the Company may also receive an additional $22 million through the exercise of the options to license ETB products or to add an additional target. Additionally, Vertex will reimburse the Company for certain mutually agreed manufacturing technology transfer activities. The Company had $14.7 million of Deferred revenue, current, and $1.7 million of Deferred revenue, non-current, at March 31, 2021 related to the Vertex Collaboration Agreement. The Company had $13.9 million of Deferred revenue, current, and $4.5 million of Deferred revenue, non-current, at December 31, 2020 related to the Vertex Collaboration Agreement.

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

Bristol Myers Squibb Collaboration Agreement

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

Bristol Myers Squibb paid the Company an upfront payment of $70.0 million. In addition to the upfront payment, the Company may receive near term and development and regulatory milestone payments of up to $874.5 million. The Company will also be eligible to receive up to an additional $450.0 million in payments upon the achievement of certain sales milestones, and subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product. The Company had $34.6 million and $0.0 of Deferred revenue, current, at March 31, 2021 and December 31, 2020, respectively, related to the BMS Collaboration Agreement. The Company had $34.4 million and $0.0 of Deferred revenue, non-current, at March 31, 2021 and December 31, 2020, respectively, related to the BMS Collaboration Agreement.

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

The Company identified one performance obligation at the inception of the BMS Collaboration Agreement consisting of research and development services. The Company recognizes revenue under the BMS Collaboration Agreement using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company will use actual costs incurred relative to budgeted costs expected to be incurred. These costs consist primarily of internal employee efforts and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the estimated service period.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”). The CD38 CPRIT Agreement was extended in May 2021, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724. This product development grant ended in November 2019. At March 31, 2021 the Company had received $20.0 million and has a remaining receivable of $0.0.

During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $0.0 and $2.3 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At March 31, 2021 and December 31, 2020, the Company had $0.0 recorded in Grants revenue receivable.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda Agreements

In connection with the Takeda Multi-Target Agreement described in Note 3 “Research and Development Collaboration Agreements”, Takeda became a related party, following the Takeda Stock Purchase Agreement described in Note 11 “Stockholders’ Equity”, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021. Refer to Note 3, “Research and Development Collaboration Agreements”, for more details about the Takeda Multi-Target Agreement and the Takeda Development and License Agreement. Jonathan Lanfear, a director of the Company, was the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda until September 25, 2020.

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	March 31, 2021	Level 1	Level 2	Level 3
Money market funds	$87,936	$87,936	$—	$—
Commercial paper	105,831	—	105,831	—
United States Treasury Bills	8,026	—	8,026	—
United States government-related debt securities	2,005	—	2,005	—
Cash	1,749	1,749	—	—
Total	$205,547	$89,685	$115,862	$—
Amounts included in:
Cash and cash equivalents	$96,934
Marketable securities, current	103,498
Marketable securities, non, current	5,115
Total cash equivalents and marketable securities	$205,547

		Basis of Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Money market funds	$23,794	$23,794	$—	$—
Commercial paper	42,863	—	42,863	—
United States Treasury Bills	21,794	—	21,794	—
United States government-related debt securities	4,009	—	4,009	—
Total	92,460	23,794	68,666	$—
Amounts included in:
Cash and cash equivalents	23,793
Marketable securities, current	$68,667
Total cash equivalents and marketable securities	$92,460

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities for-sale securities (in thousands):

	March 31, 2021
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$96,934	$—	$—	$96,934
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	103,498	6	(6)	103,498
Marketable securities, non-current - Treasury bills	$5,115	$—	$—	$5,115

	December 31, 2020
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$23,793	$—	$—	$23,793
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	68,650	19	(2)	68,667

The following summarized the contractual maturities of the Company’s available-for-sale investments:

	March 31, 2021
	Cost Basis	Fair Value
Due in one year or less	$200,432	$200,432
Due after one year through five years	5,115	5,115
Total	$205,547	$205,547

	December 31, 2020
	Cost Basis	Fair Value
Due in one year or less	$92,443	$92,460
Due after one year through five years	—	—
Total	$92,443	$92,460

The Company received no proceeds from the sale of available-for-sale securities for the three months ended March 31, 2021 and March 31, 2020, respectively, and no realized gain for the three months ended March 31, 2021.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued liabilities:
General and administrative	$1,275	$1,577
Clinical trial related costs	1,454	1,743
Non-clinical research and manufacturing operations	4,271	4,321
Payroll related	2,791	4,908
Other accrued expenses	10	26
Total Accrued liabilities	$9,801	$12,575

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$16,604	$16,159
Leasehold improvements	12,827	12,391
Furniture and fixtures	471	474
Computer and equipment	666	615
	30,568	29,639
Less: Accumulated depreciation	(8,861)	(7,385)
Total property and equipment, net	$21,707	$22,254

Depreciation expense was $1.5 million and $0.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

In connection with the continued expansion of the Company’s facilities, at March 31, 2021 and December 31, 2020, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.7 million and $0.8 million, respectively. The ARO assets are included in leasehold improvements.

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

The Company repaid the Perceptive Credit Facility on May 21, 2020, from the proceeds of the K2 Loan and Security Agreement discussed below. Upon the termination of the Perceptive Credit Facility, the Company paid $4.9 million in principal and interest and $0.1 million in exit fees and prepayment penalties. The Company recognized a total loss on extinguishment of debt in the amount of $1.2 million related to the Perceptive Credit Facility.

In connection with the Perceptive Credit Facility, on February 27, 2018 the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise prices per share of $9.5972, subject to certain adjustments as specified in the Warrant. For further discussion of the warrant, see Note 11, “Stockholders’ Equity” to our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021. The fair value of the warrant of $1.5 million was recorded as a debt discount at issuance and was included in the loss on extinguishment.

K2 Health Ventures Loan and Security Agreement

 On May 21, 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”). The K2 Loan and Security Agreement consists of three tranches, the first of which was drawn on the closing date in the amount of $15.0 million. The Company provided notice to K2 HealthVentures LLC of its intent to draw down the second tranche of $20.0 million, with such amount anticipated to be funded on or about May 15, 2021. The second tranche was at the Company’s option and subject to the achievement of certain clinical milestones. A third tranche of $10.0 million may be drawn after the Company’s second tranche draw, but prior to December 31, 2021. The principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2% and commenced on July 1, 2020. The interest rate at March 31, 2021 was 8.45%. Payments are interest only until July 1, 2022, provided, however, that if no event of default has occurred and the second tranche has been fully funded payments will be interest only until July 1, 2023. After the second anniversary of the closing date of the K2 Loan and Security Agreement, principal payments are due monthly. The loan matures on June 1, 2024 and includes both financial and non-financial covenants including a minimum cash balance requirement. The Company was in compliance with the debt covenants at March 31, 2021 and expects to be compliant with the debt covenants for the next twelve months. The Company recorded the debt net of $1.1 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method.

Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which will be classified as a prepaid asset until drawn upon.

As of March 31, 2021 and December 31, 2020, the Perceptive Credit Facility principal balance was $0.0, respectively.

As of March 31, 2021 and December 31, 2020, the K2 Loan principal balance was $15.0 million and $15.0 million, respectively.

As of March 31, 2021 and December 31, 2020, the carrying value of long-term debt was $15.0 million and $14.9 million, respectively.

 Future required principal and final payments on the K2 Loan were as follows at March 31, 2021 ($ in thousands):

2021 (remaining)	$—
2022	4,105
2023	7,537
2024	3,358
Total Principal Amounts	15,000
Final Fee Due at Maturity	884
Unamortized discount, deferred costs and final fee	(853)
Total Long-Term Debt, net	$15,031

NOTE 9 – LEASES

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than two years to less than eight years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases include options to renew, with renewal terms that can extend the lease term from three to five years. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

In January 2019, the Company entered into a lease agreement for an additional 57,000 square feet of administrative office and research and development space in Austin, Texas. The lease commenced March 2019 and expires August 2028 and does not contain an option to renew. The tables below include the impact of this lease. Upon the commencement of the lease, the Company recorded an operating lease ROU asset and a lease liability of $7.2 million. In connection with entering into the lease and in lieu of a cash deposit, the Company obtained a letter of credit of $3.0 million. Additionally, the Company has recorded an asset retirement obligation as a result of this lease which has a balance of $0.5 million at March 31, 2021.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating leases
Operating lease expense	$726	$561
Variable lease expense	125	130
Total operating lease expense	$851	$691

Finance leases
Amortization of right-of-use asset	$—	$2
Total finance lease expense	$—	$2

The following table summarizes the balance sheet classification of leases at March 31, 2021 (in thousands):

Operating leases
Operating lease right-of-use assets	$10,625

Operating lease liabilities, current[1]	$2,386
Operating lease liabilities, non-current	11,586
Total operating lease liabilities	$13,972
1.	Included in other current liabilities.

The following table presents other information on leases:

	Three Months Ended March 31,
	2021	2020
Weighted average remaining lease term, operating leases	5.91 years	7 years
Weighted average remaining lease term, finance leases	0.0	0.6
Weighted average discount rate, operating leases	7.04%	6.72%
Weighted average discount rate, finance leases	0.00%	6.81%

Maturities of lease liabilities were as follows as of March 31, 2021 (in thousands):

Operating Leases

2021 (remaining)	$2,442
2022	3,361
2023	2,689
2024	2,218
2025	2,147
Thereafter	4,246
Total lease payments	17,103
Less:
Imputed interest	(3,131)
Total lease liabilities	$13,972

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$756	$515
Financing cash flows finance leases	$1	$7

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $1.6 million at March 31, 2021. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $20.9 million of future services under these agreements at March 31, 2021, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations which in total range from $11.0 million to $11.7 million and include signed orders for capital equipment.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$2,268	$1,128
General and administrative	1,798	1,064
Total stock-based compensation	$4,066	$2,192

At March 31, 2021, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $51.3 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.92 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Employee Stock Options:
Risk-free interest rate	0.87%	1.83%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	113.12%	110.00%
Weighted-average fair value of stock options granted	$11.62	$12.13

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2019	4,763,062	$6.36	8.10	$36.63
Granted	2,453,506	$14.06
Exercised	(261,260)	$3.99
Cancelled	(257,381)	$9.99
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Granted	2,280,918	$13.82
Exercised	(98,373)	$6.07
Cancelled	(130,757)	$12.30
Balances, March 31, 2021	8,749,715	$10.34	7.80	$27.09

Vested and expected to vest, March 31, 2021	8,749,715	$10.34	7.80	$27.09
Exercisable at March 31, 2021	3,366,145	$7.59	6.56	$18.12

The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020, was $0.6 million and $1.3 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $0.6 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

NOTE 12 – IN-PROCESS RESEARCH AND DEVELOPMENT

In December 2020, the Company completed the sale of Evofosfamide which was previously classified as In-process research and development - held for sale. In connection with sale, the Company recorded a loss on assets held for sale of $2.0 million which was the difference between the carrying value and the consideration received.

NOTE 13 – STOCKHOLDERS’ EQUITY

In February 2021, the Company, completed a public offering of 6.0 million shares of common stock at an offering price of $12.65 per share. The approximately net proceeds to the Company were $71.1 million, after deducting underwriting discounts, commissions and other estimated offering expenses paid by the Company.

NOTE 14 – SUBSEQUENT EVENTS

On April 1, 2021, the Company received notice from Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), that Takeda had decided to terminate the Takeda Development and License Agreement.  The termination of the Collaboration Agreement will be effective 90 days following the notice of termination. Following receipt of the termination notice from Takeda, the Company notified Takeda of its intent to assume full rights to TAK-169, including clinical development, pursuant to the termination provisions of the Takeda Development and License Agreement. Upon transfer of the full TAK-169 rights to the Company, per the terms of the Takeda Development and License Agreement, the Company will owe Takeda low-single digit royalties on future net sales of TAK-169. The Company will adjust for the co-share payment which was originally expected to be $10.2 million during the final true-up of expenses with Takeda.

On April 5, 2021, the Company announced its decision to discontinue the development of MT-3724. The Company has agreements with CROs and other external service providers for services in connection with the clinical trials and development of MT-3724. The Company will continue to accrue expenses related to these services as the Company closes the program, based upon invoicing from these third parties and the status of each agreement. The Company does not anticipate any material costs relating to the wrap up of development of MT-3724.

Pursuant to the terms of the K2 Loan and Security Agreement, the Company provided notice to K2 HealthVentures LLC of its intent to draw the second tranche of $20.0 million, with such amount anticipated to be funded on or about May 15, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Business

ETBs use a genetically engineered version of the SLTA. In its wild-type form, Shiga-like Toxin or “SLT” is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit, or SLTB, to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In our scaffold, a genetically engineered SLTA with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer and other serious diseases.

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

Our initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. We have developed ETBs for various targets, including CD38, HER2, and PD-L1. HER2 is clinically validated as a target for the treatment of solid tumors including breast and gastric cancer. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. PD-L1 is central to immune checkpoint pathways and is a target expressed in a variety of solid tumor cancers.

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

As of our December 2020 update, no cardiac AEs or abnormalities in cardiac biomarkers have been noted thus far. The most commonly reported AEs that may be causally related among the 4 dosing cohorts to date and for which source-verified data were available include the following: fatigue (n=3), AST increased (n=2) at 0.5 μg/kg and 1 μg/kg, and chills (n=2). These most commonly reported AEs were all of grade 1 or 2 severity. No cases of capillary leak syndrome (any grade) were observed. One subject with metastatic breast cancer in cohort 2 (1 µg/kg) remained on treatment for 10 cycles with stable disease; although she had unmeasurable disease by RECIST criteria, she had three sub-centimeter hepatic lesions that disappeared at the end of cycle 8 before she discontinued at cycle 10. This subject had received three prior HER-2 targeting regimens which initially included pertuzumab plus trastuzumab followed by trastuzumab and T‑DM1 as monotherapies. To date, 17 subjects have discontinued for disease progression and one subject is too early to evaluate. Cohort 6 (6.75 μg/kg/dose) is open for enrollment with cohort 7 (10 μg/kg) expected to open in the second quarter of 2021. The HER2- positive breast cancer expansion cohort is planned to begin in the third quarter of 2021 at a dose of 10 μg/kg (anticipated to be a therapeutic dose level), pending adequate safety data. Dose escalation will continue to determine the recommended Phase II dose while the breast cancer expansion cohort collects efficacy and safety data.

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

In April 2021, we received notice from Takeda that Takeda had decided to terminate the Development Collaboration and Exclusive License Agreement by and between the Company and Takeda, dated September 18, 2018, as amended (the “Collaboration Agreement”) to co-develop one or more products incorporating or comprised of one or more SLT-A fusion proteins targeting CD38 for the treatment of patients with diseases such as multiple myeloma. The termination of the Collaboration Agreement will be effective 90 days following the notice of termination. Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to TAK-169, by entering into an agreement for such rights pursuant to the termination provisions of the Collaboration Agreement.

TAK-169 is in an ongoing Phase 1 study with dose escalation planned through six dose cohorts, in which the first subject was dosed in February 2020. To date, Takeda has enrolled and treated four subjects in the Phase 1 study. There have been no life-threatening toxicities, and no signs of capillary leak syndrome (CLS). The maximum tolerated dose (MTD) has not been reached, patient screening continues, and dose escalation is ongoing. One dose limiting toxicity (grade 2 myocarditis) was assessed in one subject. A mild elevation in Troponin I was noted in this subject after the third dose of TAK-169. No EKG or echocardiographic abnormalities and no clinical symptoms were noted. A stable elevation in high-sensitivity troponin was seen although no comparison to baseline was available as baseline levels were not required per protocol at the time. An independent radiologist and cardiologist reviewed a cardiac MRI of this subject and concluded that there was weak to intermediate evidence of myocarditis, as assessed by a local cardiologist. The subject’s asymptomatic myocarditis was considered resolved in approximately one week. The subject had multiple pre-existing cardiac risk factors. No other cardiac adverse events were observed in any other subject. Pharmacokinetic and pharmacodynamic data of this first cohort have been in-line with predicted outcomes.

We filed an IND for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients is expected to be initiated in the second quarter of 2021. We anticipate initiating a Phase 1 with our ETB targeting CTLA-4 in 2022. Several other of our wholly owned ETB candidates are in preclinical development against targets including CD20, SLAMF-7, CD45, and TROP2.

In April 2021, we announced that we had decided to discontinue development of MT-3724 to focus our resources on the development of next-generation ETBs. As previously disclosed, MT-3724 was placed on partial clinical hold by the U.S. Food and Drug Administration (FDA) following a treatment-related fatality in one subject who experienced Grade 5 CLS in the Phase 2 MT-3724 monotherapy study. Markedly high pharmacokinetic assay readings were observed in this and other subjects treated with a specific lot of MT-3724 material. Apart from this one subject, no life-threatening CLS events were observed in any subject treated with MT-3724 at any dose tested and no instances of CLS of Grade 2 or higher were observed with monotherapy treatment at doses of 50 mcg/kg or lower from any other lot of MT-3724 material. The FDA placed MT-3724 on a full clinical hold in late March 2021 and requested additional information and the development of a new quantitative assay specific to MT-3724, which would take significant time and investment away from our other priorities. At such time, we had already discontinued dosing in all MT-3724 studies, as previously disclosed. Based on the foregoing, we decided to discontinue development of MT-3724 to focus our resources on the development of next-generation ETBs.

Our trials and plans for our other ETB product candidates, including MT-5111, TAK-169, and MT-6402, which utilize next-generation ETB technology, are not affected by the discontinuation of MT-3724. Next-generation ETB scaffolds have been designed to reduce or eliminate the propensity for innate immunity, including CLS. To date, we have observed no cases of CLS (any grade) in human subjects who have been dosed with MT-5111 or TAK-169. We do not yet have clinical data with MT-6402 as dosing in the Phase I study of MT-6402 is expected to be initiated in the second quarter of 2021.

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

We have conducted multiple cGMP manufacturing runs with our compounds and believe this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

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

We are carefully and continually evaluating the potential individual patient risk associated with continuing to enroll in our existing clinical studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. Our Phase 1 studies for MT-5111 and TAK-169 are open and able to treat enrolled subjects and screen new subjects. Additionally, we expect to initiate the Phase 1 study of MT-6402 in the second quarter of 2021.

The decision to continue our ongoing studies throughout the COVID-19 pandemic was predicated on the treating investigator determining that the potential benefit to the patient of investigational therapy outweighs the potential risk of contracting COVID-19 as the subjects enrolled in our trials had relapsed or refractory incurable malignancies with few or no standard-of-care therapeutic options and limited life expectancy.

Overall, COVID-19 led to a significant slowdown in the pace of site initiations and patient enrollment into our clinical trials. The degree of disruption was, and continues to be, variable by geography and individual clinical site, with some sites closed to new enrollment, some screening and enrolling only subjects with an urgent need for treatment, and some attempting to operate as usual. The COVID-19 pandemic resulted in a significant slowdown in the pace of site initiations and patient enrollment across the TAK-169 program, which had a temporary pause in the activation of new study sites and new patient enrollment (along with most of Takeda’s other early-stage studies) due to COVID-19 and was reinitiated in the fourth quarter of 2020. To date, screening and enrollment for the MT-5111 Phase I study, which remained open throughout the pandemic, has been less adversely affected than the TAK-169 studies were during 2020. To date, we have been able to continue to work at our cGMP manufacturing facility and laboratories without significant interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of our preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

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

Pursuant to the Takeda Development and License Agreement, we initially co-developed with Takeda one or more of the Licensed Products up to and including Phase Ia clinical trials, with us having an option to continue to co-develop the Licensed Products following Phase Ia clinical trials. Pursuant to the terms of the Takeda Development and License Agreement, Takeda was to be responsible for all regulatory activities and commercialization of the Licensed Products. We granted Takeda specified intellectual property licenses to enable Takeda to perform its obligations and exercise its rights under the Takeda Development and License Agreement, including exclusive license grants to enable Takeda to conduct development, manufacturing, and commercialization activities pursuant to the terms of the Takeda Development and License Agreement.

The Takeda Development and License Agreement had a total transaction price of $29.8 million, which consisted of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment which was achieved in the first quarter of 2020, (3) minus $10.2 million which was the expected co-share payments payable to Takeda during Early-Stage Development.

In July 2019, we exercised our co-development option and the agreed upon collaboration budget was increased to cover additional research and development activities.

In April 2021, we received notice from Takeda that Takeda decided to terminate the Takeda Development and License Agreement. The termination of the Takeda Development and License Agreement will be effective 90 days following the notice of termination. Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to TAK-169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Takeda Development and License Agreement.

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

We received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of March 31, 2021, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

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

For more information concerning our collaboration agreements, refer to Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2021, included in this Quarterly Report on Form 10-Q.

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

For more information concerning this collaboration agreement, refer to Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2021, included in this Quarterly Report on Form 10-Q.

Grant Agreements

CPRIT Grant Contract

In September 2018, we entered into a Cancer Research Grant Contract (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”), which was extended in May 2021, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CD38 CPRIT Agreement, we might also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the CD38 CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CD38 CPRIT Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements.

In 2011, we were awarded a $10.6 million product development grant from CPRIT for its CD20 targeting ETB MT-3724. This product development grant ended in November 2019.

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

The CD38 CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) November 30, 2021 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CD38 CPRIT Agreement) by us, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CD38 CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by us for convenience. CPRIT might approve a no cost extension for the CD38 CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CD38 CPRIT Agreement.

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2021, included in this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we or our collaboration partners develop, including MT-5111, TAK-169, MT-6402 and other pre-clinical ETB candidates, until we obtain regulatory approval and commercialize such biologics. Our revenue consists principally of collaboration revenue and grant revenue.

Research and Development revenue primarily relates to our collaboration agreements with Takeda, Vertex and Bristol Myers Squibb which are accounted for using the percentage-of-completion cost-to-cost method.

Grant revenue relates to our CPRIT grant for a CD38 ETB (TAK-169). CPRIT grant funds for TAK-169 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as unbilled revenue.

For more information about our revenue recognition policy, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC March 19, 2021.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-5111, TAK-169 and/or MT-6402 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage drugs or biologics. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;
•	the terms and timing of regulatory approvals; and
•	the ability to market, commercialize and achieve market acceptance for MT-5111, TAK-169, MT-6402 or any other ETB candidate that we or our collaboration partners may develop in the future.

Any of these variables with respect to the development of MT-5111, TAK-169, or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development. For example, if the FDA the European Medicines Agency (“EMA”) or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Research and development revenue, related party	$237	$333	$(96)	-29%
Research and development revenue, other	2,983	1,467	1,516	103%
Grant revenue	—	2,341	(2,341)	-100%
Total revenue	$3,220	$4,141	$(921)	-22%

Research and Development Revenue – from related party

The decrease in research and development revenue – from related parties for the three months ended March 31, 2021 was primarily due to research and development revenues that were recognized from the services provided under the Takeda Development and License Agreement (TAK-169) which was entered into in September 2018.

For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2021, included in this Quarterly Report on Form 10-Q.

Research and Development Revenue – other

The increase in research and development revenue – other is a result of recognizing revenue associated with our Vertex Collaboration Agreement and BMS Collaboration Agreement. For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2021, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The decrease in grant revenue for the three months ended March 31, 2021 was primarily due to the Company not incurring additional expenses for the CD38 CPRIT Agreement grant during the quarter.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Research and development expenses	$21,368	$20,631	$737	4%
General and administrative expenses	8,181	5,647	2,534	45%
Total operating expenses	$29,549	$26,278	$3,271	12%

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Program costs	$7,312	$10,192	$(2,880)	-28%
Employee compensation	11,146	6,678	4,468	67%
Laboratory costs	1,036	968	68	7%
Other research and development costs	1,874	2,793	(919)	-33%
Total research and development expenses	$21,368	$20,631	$737	4%

Research and development (“R&D”) expenses increased $0.7 million during the three months ended March 31, 2021 due to increased headcount partially offset by a decrease in program costs related to the discovery and development of ETBs.

Program costs decreased $2.9 million during the three months ended March 31, 2021 compared to the March 31, 2020. The programs driving the decrease were $3.1 million for MT-3724, $1.4 million for TAK-169, $0.9 million for MT-6402 and $0.5 other program costs. This was offset by increases of $1.3 million for CTLA-4, $1.3 million for NG CD-20 and $0.4 million for Vertex.

Headcount increased in R&D 41% from March 31, 2020 to March 31, 2021 in support of the ramp up of cGMP manufacturing facilities, collaboration research and additional support staff. This staffing increase resulted in an increase in employee compensation costs of $4.5 million for the three months ended March 31, 2021 compared to the March 31, 2020, respectively.

Other R&D costs decreased $0.9 during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, respectively. This decrease was driven by lower consulting and recruiting fees.

General and Administrative Expenses

General and administrative expenses increased $2.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The main driver of this increase being payroll and related costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Interest and other income, net	$52	$472	$(420)	-89%
Interest expense	(501)	(348)	(153)	44%
Total nonoperating activities	$(449)	$124	$(573)	-462%

Interest and Other Income and Interest Expense

The decrease in interest and other income for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to lower interest related to our marketable securities.

The increase in interest expense for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to the interest in our debt holdings.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-5111, TAK-169, MT-6402 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and drug or biologic candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our drugs or biologics, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we cannot forecast which drugs or biologics, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partners, we believe such investment is strategically aligned with increasing the value of our technology. For the three months ended March 31, 2021 and 2020, we incurred net losses of $26.8 million and $22.0 million, respectively. At March 31, 2021, we had an accumulated deficit of $295.8 million.

To date, we have financed our operations through public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaboration agreements, as well as funding from governmental bodies and bank and bridge loans.

In May 2020, we entered into a debt financing facility for up to $45.0 million with K2 HealthVentures, a healthcare-focused specialty finance company (the “K2 Loan and Security Agreement”). The K2 Loan and Security Agreement consists of three tranches, and we received the first tranche of $15.0 million upon closing, a portion of which was used to repay the remaining Perceptive Credit Facility. Two subsequent tranches totaling up to $30.0 million will become available at our option between March 1, 2021 and June 30, 2021, upon the achievement of certain clinical milestones with respect to the second tranche and, subject to lender consent and certain additional conditions prior to December 31, 2021 with respect to the third tranche. The principal accrues interest at an annual rate of equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2% and commenced on July 1, 2020. Payments are interest only until July 1, 2022, provided, however, that if no event of default has occurred and the second tranche has been fully funded payments will be interest only until July 1, 2023. Pursuant to the terms of the K2 Loan and Security Agreement, the Company provided notice to K2 HealthVentures LLC of its intent to draw the second tranche of $20.0 million, with such amount anticipated to be funded on or about May 15, 2021.

In July 2020, we raised gross proceeds of approximately $50.0 million through at-the-market sales (“ATM”) of our common stock pursuant to our ATM facility. We sold approximately 3.6 million shares of our common stock at a purchase price of $12.00 per share and 0.5 million shares at a purchase price of $12.70, in each case the market price at the time of sale. These sales constituted the full available dollar amount under our then-current ATM facility and, with such completion, this ATM facility has been terminated.

In August 2020, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-242078) with the SEC, which was declared effective on August 17, 2020. In August 2020, we entered into a sales agreement (the “Sales Agreement’) with Cowen and Company, LLC (“Cowen”), pursuant to which we may offer and sell to or through Cowen acting as agent and/or principal shares of our common stock having an aggregate offering price of up to $100,000,000. Under the Sales Agreement, Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

In February 2021, we completed a public offering of 6,000,000 shares of common stock at an offering price of $12.65 per share. We received net proceeds of approximately $71.1 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by us.

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

At March 31, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $207.4 million and $93.9 million, respectively and grants revenue receivable of $0.0. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Three Months Ended March 31, 2021 and 2020

The table below summarizes our cash flows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Net cash provided by/(used in) operating activities	$42,214	$(18,149)	$60,363	333%
Net cash used in investing activities	(40,387)	(32,951)	(7,436)	23%
Net cash provided by financing activities	71,741	93	71,648	77,041%
Net increase (decrease) in cash, cash equivalents and restricted cash	$73,568	$(51,007)	$124,575	244%

The increase in net cash used in operating activities for the three months ended March 31, 2021 was primarily due to an increase in deferred revenue primarily from BMS.

The increase in net cash used in investing activities for the three months ended March 31, 2021 was primarily due to increased investment activity in marketable securities.

The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $295.8 million at March 31, 2021. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-5111, TAK-169 and MT-6402 collaboration with Vertex, collaboration with BMS, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the ongoing Phase I study of MT-5111;
•	continue to develop TAK-169 and support the ongoing Phase I study;
•	support the PD-L1 program including the upcoming Phase I study for MT-6402;
•	continue the research and development of our other ETB candidates, such as other CD20 targeted molecules, including completing pre-clinical studies and commencing clinical trials;
•	research activities through the designation of the development candidate(s) with Vertex;
•	research activities through the designation of the development candidate(s) with Bristol Myers Squibb;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
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

Payments on the Perceptive Credit Facility commenced April 2018 and were interest only, paid quarterly for the first 24 months. Upon the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million were due each calendar quarter. The Perceptive Credit Facility was paid off in May 2020, using proceeds from the K2 Loan and Security Agreement. See Note 8, “Borrowing Arrangements” to our unaudited consolidated financial statements for the three months ended March 31, 2021, included in this Quarterly Report on Form 10-Q for additional information regarding the Perceptive Credit Facility and the K2 Loan and Security Agreement.

Because of the numerous risks and uncertainties associated with the development of MT-5111, TAK-169 and MT-6402, collaborations with Vertex and Bristol Myers Squibb and our other pre-clinical programs, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-5111, TAK-169, MT-6402 or our other pre-clinical programs will depend on many factors, including:

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on March 19, 2021.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted account pronouncements see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on March 19, 2021.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, “Organization and Summary of Significant Accounting Policies”, to our unaudited condensed financial statements for the March 31, 2021, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2021, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
o

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations, including those with Takeda, Vertex and Bristol Myers Squibb, and to license or partner with new strategic partners. As of March 31, 2021, our research and development revenue from our strategic collaborations was $3.2 million. If, disputes arise between us and our partners in such agreements, there may be increased costs due to related litigation or if we decide to fund such programs ourselves. Disputes with partners may lead to substantial delays or possible termination of such agreements or related clinical trials and the need to seek a new partner for the development or commercialization of such drug or biologic candidate. In addition, if commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs or biologics, and if we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.

•	We are subject to substantial competition.
o

We compete with large pharmaceutical companies that have access to significant capital and materially greater manufacturing, marketing, research and drug development resources. We also compete with specialty pharmaceutical companies and biotechnology companies, including but not limited to, Roche/Genentech, Bayer, Bristol Myers Squibb, Merck, Daiichi Sankyo, Astra Zeneca, Novartis and Pfizer, among others, as well as, universities and other research institutions worldwide that are developing drug, biological products and cell therapies for the same indications as us that could be more effective or less costly than our drug or biologic candidates, which may render our candidates obsolete and noncompetitive.

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
o

We take protective measures and monitor and develop our systems continuously to protect our technology infrastructure and sensitive data, such as personally identifiable information about our employees and intellectual property, from cyberattacks. However, cybersecurity risks continue to increase for our industry, including for our third-party vendors, who may hold some of our data, and the proliferation of new technologies and the increased sophistication and activities of the actors behind such attacks present risks for compromised or lost data, which could result in substantial costs and harm to our reputation as well as delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Form 10-Q including matters set forth in this “Risk Factors” section.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $26.8 million for the three months ended March 31, 2021. At March 31, 2021, we had an accumulated deficit of $295.8 million.

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

We currently have federal net operating loss carryforwards, which will begin to expire in 2024, if not utilized, and the remainder of which can be carried forward indefinitely. Tax loss carryforwards that were created prior to December 31, 2017 expire through 2037, all tax loss carryforwards created after that date do not expire. In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. The merger, whereby we, formerly known as Threshold Pharmaceuticals, Inc., completed our business combination with Molecular Templates OpCo, Inc., or what was then known as “Molecular Templates, Inc.” (the “Merger”) resulted in an ownership change under Section 382 of the Code for us, and our pre-Merger NOL carryforwards and certain other tax attributes will be subject to limitation or elimination. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of future ownership changes. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

If we fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we identified a material weakness in our internal controls over financial reporting related to our information technology general controls over systems that are relevant to our financial statements. The reported material weakness did not result in any adjustment to our financial statements or restatement of previously reported financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. If our internal controls over financial reporting are found to be insufficient, our independent registered public accounting firm, which audits our financial statements, may issue an adverse opinion on the effectiveness of internal control over financial reporting. In the event that a material weakness is identified, we cannot assure you that we will be able to identify and implement measures that will be sufficient to remediate any such material weakness or that future material weaknesses will not occur.

If we fail to remediate an identified material weakness or identify new material weaknesses in our internal controls over financial reporting, investors may lack confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected regardless of whether material inaccuracies are determined to exist in our reported financial statements. If material inaccuracies are determined to exist in our financial statements or we are unable to report our financial statements on a timely basis, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-5111, is currently being tested in a Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted SLT-A fusion protein, TAK-169, initially developed in collaboration with Takeda, is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March due to COVID-19 and was re-initiated during the fourth quarter of 2020. We filed an IND for MT-6402, our ETB targeting PD-L1, in the fourth quarter of 2020, which was accepted by the FDA as of January 2021. We anticipate the initiation of a Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients in the second quarter of 2021. The remainder of our drug or biologic candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders, the allocation of healthcare resources to treating those infected with the virus, and the redeployment of FDA and EMA resources to priority projects, could have an impact on the timeline for review and approval of new marketing applications. Although the FDA communicated to industry in early 2021 that its new drug and biologic review programs were continuing to meet key performance goals related to communicating with applicants and approving new products, the agency also noted that the uncertainty of the COVID-19 situation may make it difficult to sustain its current level of performance indefinitely. The FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. The identified adverse events considered to be important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, infusion-related reactions (IRR), reproductive risks, capillary leak syndrome (CLS) and cytokine release syndrome (CRS). The important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, IRR, reproductive risks, and immune-related adverse reactions. The important or potential risks of TAK-169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, and acute kidney injury.

In addition to the side effects that are known to be associated with MT-5111 and MT-6402, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns, adverse effects or events, or severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. For example, we have observed severe adverse events, including a single death, from and/or relating to CLS with our first-generation ETB, MT-3724, which led to the FDA placing clinical trials involving this product candidate on partial clinical hold. We discontinued the MT-3724 clinical studies to focus our resources on the development of our next-generation ETBs in April 2021. The occurrence of these and other adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-5111 or MT-6402 will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for MT-5111 or other ETB product candidates.

Even if approved in the future, MT-5111 or MT-6402 may carry boxed warnings or other precautions regarding the risk of CLS. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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

Some of our ETB product candidates have shown in clinical trials to induce adverse events. The identified adverse events considered to be important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS. The important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, IRR, reproductive risks, and immune-related adverse reactions. The important or potential risks of TAK-169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, and acute kidney injury.

There is a risk that our future drug or biologic candidates may induce similar or more severe adverse events. For example, we have observed a severe adverse event specifically, death, from and/or relating to CLS with our first-generation ETB, MT-3724. We discontinued the MT-3724 clinical studies to focus our resources on the development of our next-generation ETBs in April 2021. Patients with the diseases targeted by our drug or biologic candidates may already be in severe or advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, subjects may suffer adverse events, including death, for reasons that may be related to our drug or biologic candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured subjects, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an adverse event is unrelated to our drug or biologic candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may delay our regulatory approval process or impact and limit the type of regulatory approvals our drug or biologic candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Our international activities, including clinical trials previously opened abroad, expose us to various risks, any number of which could harm our business.

We are subject to the risks inherent in engaging in business across national boundaries, due in part to our clinical trials, which were previously open abroad and may be opened abroad in the future, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns, pandemics, changes in or interpretations of local law, varying data protection requirements, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

Fluctuations in foreign currency exchange rates could result in changes in our reported financial results.

We have incurred, and may incur again in the future, significant expenses denominated in foreign currencies, specifically in connection with our clinical trial sites, several of which were located in various countries outside of the United States. These clinical trial sites invoiced us in the local currency of the site. If we expand internationally, our exposure to currency risks will increase. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar have and may in the future affect our revenues and expenses and could result in exchange losses in any given reporting period. We incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a currency other than the dollar, our functional currency, particularly in our arrangements for the purchase of supplies or licensing and collaboration agreements with partners outside of the

United States. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

Our business activities may be subject to the Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws of other countries in which we operate.

We have conducted studies in international locations and may in the future initiate studies in countries other than the United States. Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their governments, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products, if approved, in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

During the course of our development of certain of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT. We entered our first CPRIT award grant contract, or the 2011 CPRIT Agreement, on December 1, 2011. This product development grant ended in November 2019. On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program, or the CD38 CPRIT Agreement, which was extended in October 2020. In addition to the funding, we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future. For example, under the terms of our CD38 CPRIT Agreement, we are required to pay CPRIT a percentage of our revenues from sales of products directly funded by CPRIT, or received from our licensees or sub licensees, at a percentage in the low to mid-single digits until the aggregate amount of such payments equals 400% of the funds, we receive from CPRIT, and thereafter at a rate of one-half percent.

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

Our research and development activities and commercial success depends in part on our ability to develop, manufacture, market and sell our drug or biologic candidates and use our proprietary technology without infringing the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. We are currently not aware of U.S. or foreign patents or pending patent applications that are owned by one or more third parties and that cover our ETB drug or biologic candidates or therapeutic uses of those ETB drug or biologic candidates. In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications. If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our drug or biologic candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our drug or biologic candidates, including MT-5111, MT-6402, or TAK-169, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

Presently, we have intellectual property rights to our ETB technologies under patent applications that we own and to certain targeting antibody domains through our license agreements. Because our programs may involve a range of ETB targets and antibody domains, which in the future may include targets and antibody domains that require the use of proprietary rights held by third parties, the growth of our business may likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our drug or biologic candidates may require specific formulations or manufacturing technologies to be safe, work effectively or be manufactured efficiently, and these rights may be held by others. We may be unable to acquire or in-license on reasonable terms any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. In addition to the Vertex Collaboration Agreement and the BMS Collaboration Agreement, we have multi-target research and development collaborations ongoing with Takeda and expect to seek to collaborate with other partners in the future. Even if we are successful at entering into one or more additional collaborations with respect to the development and/or commercialization of one or more drug or biologic candidates, there is no guarantee that any of these collaborations will be successful. We believe collaborations allow us to leverage our resources and technologies and we anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partner. Collaborations may pose a number of risks, including the following:

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

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-5111, TAK-169, MT-6402 and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Roche/Genentech, Merck, Bayer, Takeda, AbbVie,  Seagen, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, ADC Therapeutics, Bluebird Bio, Gilead, ZymeWorks, Forty Seven, Epizyme, GlaxoSmithKline, Incyte, TG Therapeutics, Versatem and F-Star. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-5111, TAK-169, MT-6402 or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug or biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-5111, TAK-169 or MT-6402 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for MT-5111, TAK-169, MT-6402 or any other future drugs or biologics to compete with these products. Failure of MT-5111, TAK-169, MT-6402 or other drug or biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile, and disruptions in the financial markets in general and more recently due to the COVID-19 pandemic have further increased such volatility. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-5111, TAK-169, MT-6402 or other drug or biologic candidates, and delays or failures to obtain such approvals;
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

Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of The Nasdaq Global Select Market. If we are not able to maintain the requirements for listing on The Nasdaq Global Select Market, we could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2021, a total of 56,082,931 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

In July 2020, we raised gross proceeds of approximately $50.0 million through at-the-market sales of our common stock pursuant to our ATM facility. We sold approximately 3.6 million shares of our common stock at a purchase price of $12.00 per share and 0.5 million shares at a purchase price of $12.70, in each case the market price at the time of sale. These sales constituted the full available dollar amount under our then-current ATM facility, and, with such completion, this ATM facility terminated.

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

As a public company listed on The Nasdaq Global Select Market, and particularly after we cease to be a “smaller reporting company”, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company or as a public company prior to the loss of such specified statuses. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The listing requirements of The Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct, each of which requires additional attention and effort of management and our board of directors and additional costs.

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

As of March 31, 2021, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 51% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At March 31, 2021, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At March 31, 2021, we had 247 full-time employees and 3 part-time and temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, our IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, cyber-attacks, computer viruses, ransomware attacks, phishing schemes, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures, or other attempts to harm or access our systems. Moreover, despite network security and back-up measures, some of our servers and those of our business partners are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of Confidential Information. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of Confidential Information, or the unauthorized access to, disruption of, or interference with our products and services, can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or others with permitted access to our IT systems and information, or wrongful conduct by hackers, competitors, or certain governments. Our third-party vendors and business partners face similar risks.

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

Exhibit Number	Description

10.1#*	Collaboration Agreement by and between Molecular Templates, Inc. and Bristol-Myers Squibb Company dated February 10, 2021.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Molecular Templates, Inc.

Date: May 14, 2021	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: May 14, 2021	/s/ Adam Cutler
Adam Cutler
Chief Financial Officer