Form 10-Q
period 2021-06-30
Molecular Templates, Inc.
filed 2021-08-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

On August 9, 2021 there were 56,142,400 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021(unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$43,090	$25,218
Marketable securities, current	154,512	68,667
Prepaid expenses	7,212	6,080
Accounts receivable, related party	—	234
Other current assets	465	1,125
Total current assets	205,279	101,324
Marketable securities, non-current	3,072	—
Operating lease right-of-use assets	10,138	11,104
Property and equipment, net	21,206	22,254
Other assets	5,066	5,195
Total assets	$244,761	$139,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,907	$2,350
Accrued liabilities	9,074	12,575
Deferred revenue, current	30,791	14,014
Deferred revenue, current, related party	—	789
Other current liabilities, related party	472	5,614
Other current liabilities	2,464	2,211
Total current liabilities	44,708	37,553
Deferred revenue, long-term	52,544	4,538
Deferred revenue, long-term, related party	2,586	3,106
Long-term debt, net of current portion	35,018	14,926
Operating lease liabilities	10,947	12,213
Other liabilities, related party	—	6,711
Other liabilities	1,556	1,490
Total liabilities	147,359	80,537
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding: 250 shares at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding: 56,138,404 shares at June 30, 2021 and 49,984,333 shares at December 31, 2020	56	50
Additional paid-in capital	408,758	328,314
Accumulated other comprehensive income	8	17
Accumulated deficit	(311,420)	(269,041)
Total stockholders’ equity	97,402	59,340
Total liabilities and stockholders’ equity	$244,761	$139,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development revenue, related party	$12,899	$3,063	$13,136	$3,396
Research and development revenue, other	2,235	2,977	5,218	4,444
Grant revenue	—	869	—	3,210
Total revenue	15,134	6,909	18,354	11,050
Operating expenses:
Research and development	21,127	30,414	42,447	51,045
General and administrative	8,922	6,412	17,151	12,059
Total operating expenses	30,049	36,826	59,598	63,104
Loss from operations	14,915	29,917	41,244	52,054
Interest and other income, net	81	286	133	758
Interest and other expense, net	(767)	(360)	(1,268)	(708)
Loss on extinguishment of debt	—	(1,237)	—	(1,237)
Loss before provision for income taxes	15,601	31,228	42,379	53,241
Provision for income taxes	—	—	—	5
Net loss	15,601	31,228	42,379	53,246
Net loss attributable to common shareholders	$15,601	$31,228	$42,379	$53,246
Net loss per share attributable to common shareholders:
Basic and diluted	$0.28	$0.68	$0.78	$1.17
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	56,096,238	45,725,481	54,340,173	45,687,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$15,601	$31,228	$42,379	$53,246
Other comprehensive income:
Unrealized gain, (loss) on available-for-sale securities	6	(110)	(9)	154
Comprehensive loss	$15,595	$31,338	$42,388	$53,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Stockholders' Equity (Deficit), beginning balances	$108,355	$83,766	$59,340	$103,028

Preferred Stock:
Beginning balance	—	—	—	—
Issuance of preferred stock	—	—	—	—
Ending balance	—	—	—	—

Common Stock:
Beginning balance	56	46	50	46
Issuance of common stock pursuant to stock plans	—	—	—	—
Issuance of common stock pursuant to public offering	—	—	6	—
Ending balance	56	46	56	46

Additional Paid-In Capital
Beginning balance	404,116	269,581	328,314	267,089
Issuance of common stock pursuant to stock plans	129	381	726	681
Stock-based compensation	4,513	3,050	8,579	5,242
Issuance of common stock pursuant to public offering	—	—	71,139	—
Ending balance	408,758	273,012	408,758	273,012

Accumulated Other Comprehensive Income:
Beginning balance	2	282	17	18
Other comprehensive income	6	(110)	(9)	154
Ending balance	8	172	8	172

Accumulated deficit:
Beginning balance	(295,819)	(186,143)	(269,041)	(164,125)
Net loss	(15,601)	(31,228)	(42,379)	(53,246)
Ending balance	(311,420)	(217,371)	(311,420)	(217,371)

Total Stockholders' Equity	$97,402	$55,859	$97,402	$55,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$42,379	$53,246
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	3,135	1,318
Stock-based compensation expense	8,579	5,242
Interest accrued on long-term debt	137	—
Amortization of debt discount and accretion related to debt	264	243
Accretion of asset retirement obligations	66	62
Loss on extinguishment of debt	—	1,237
Loss on disposal of property and equipment	42	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,132)	(1,029)
Accounts receivable, related party	234	(2,759)
Grants revenue receivable	—	1,200
Other assets	763	364
Operating lease right-of-use assets and liabilities	(46)	(122)
Accounts payable	(498)	149
Accrued liabilities	(3,902)	(514)
Other liabilities, related party	(11,853)	11,979
Deferred revenue	64,783	(4,443)
Deferred revenue, related party	(1,309)	(2,154)
Net cash provided by/(used in) operating activities	16,884	(42,473)
Cash flows from investing activities:
Purchases of property and equipment	(1,790)	(3,429)
Purchase of marketable securities	(144,620)	(60,171)
Sales of marketable securities	55,700	38,323
Net cash used in investing activities	(90,710)	(25,277)
Cash flows from financing activities:
Payments of capital and finance lease obligations	(1)	(13)
Proceeds from issuance of long-term debt and warrants, net	19,828	14,677
Repayment of long-term debt	—	(5,176)
Proceeds from stock option exercises	726	681
Proceeds from issuance of common stock and warrants, net offering expenses	71,145	—
Net cash provided by financing activities	91,698	10,169
Net increase/(decrease) in cash, cash equivalents, and restricted cash	17,872	(57,581)
Cash, cash equivalents and restricted cash, beginning of period	28,886	88,451
Cash, cash equivalents and restricted cash, end of period	$46,758	$30,870
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$43,090	$27,645
Restricted cash included in other assets	3,668	3,225
Total cash, cash equivalents and restricted cash	$46,758	$30,870
Supplemental Cash Flow Information
Cash paid for interest	$725	$248
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$319	$145

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

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. Additionally, the duration of the pandemic (including any resurgences), impact of the new COVID-19 variants, the rollout of COVID-19 vaccines, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, could have an adverse impact on the Company. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of risks.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary and reflect the elimination of intercompany accounts and transactions.

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results. Certain accounts in the prior financial statements have been reclassified for comparative purposes to conform to the presentation in the current financial statements. These reclassifications have no material effect on previously reported financials.

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

Liquidity

At June 30, 2021, we had cash, cash equivalents, and marketable securities of $200.7 million. We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies disclosed in Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $3.7 million of restricted cash at June 30, 2021 related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), Vertex Pharmaceuticals Incorporated (“Vertex”) and Bristol Myers Squibb Company (“Bristol Myers Squibb” or “BMS”). Takeda accounted for approximately 85% and 44% of total revenues for the three months ended June 30, 2021 and 2020, respectively and approximately 72% and 31% for the six months ended June 30, 2021 and 2020. Vertex accounted for approximately 2% and 43% of total revenues for the three months ended June 30, 2021 and 2020, respectively and approximately 13% and 40% for the six months ended June 30, 2021 and 2020. BMS accounted for approximately 13% and 0% of total revenue for the three months ended June 30, 2021 and 2020, respectively and approximately 16% and 0% for the six months ended June 30, 2021 and 2020, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 470-20: Debt with Conversion and Other Options and Subtopic 815-40: Derivatives and Hedging - Contracts in Entity’s Own Equity). The new guidance simplifies accounting for convertible instruments by removing major separation models, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective for the Company for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at June 30, 2021 and June 30, 2020, stock options, warrants and, if converted, preferred stock totaling approximately 11,968,000 and 10,024,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of each of our collaboration partner's parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Japan	$12,899	$3,063	$13,136	$3,396
United States	2,235	2,977	5,218	4,444
Total research and development revenue	$15,134	$6,040	$18,354	$7,840

Related Party Collaboration Agreement - Takeda

Research and development revenue from related party relates to revenue from research and development agreements with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Takeda Development and License Agreement	12,899	3,028	$13,114	$3,176
Takeda Multi-Target Agreement	—	35	22	220
Total research and development revenue, related party	$12,899	$3,063	$13,136	$3,396

At June 30, 2021 and December 31, 2020 the Company had deferred revenue, other liabilities for co-share payments and accounts receivable balances from the research and development agreements with Takeda, who was a related party. These amounts were as follows (in thousands):

	June 30, 2021	December 31, 2020
Assets
Accounts receivable	$—	$234
Liabilities
Other current liabilities	$472	$5,614
Deferred revenue, current	—	789
Deferred revenue, non-current	2,586	3,106
Other liabilities	—	6,711
Total liabilities	$3,058	$16,220

Takeda Development and License Agreement

On September 18, 2018, the Company entered into a Development Collaboration and Exclusive License Agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma (the “Takeda Development and License Agreement”).

On April 1, 2021, the Company received notice from Takeda that Takeda had decided to terminate the Takeda Development and License Agreement.  The termination of the Takeda Development and License Agreement was to be 90 days following the notice of termination. Following receipt of the termination notice from Takeda, the Company notified Takeda of its intent to assume full rights to TAK-169, including clinical development, pursuant to the termination provisions of the Takeda Development and License Agreement. Upon transfer of the full TAK-169 rights to the Company, per the terms of the Takeda Development and License Agreement, the Company will owe Takeda low-single digit royalties on future net sales of TAK-169.

  Upon entering into the Takeda Development and License Agreement, the Company identified one performance obligation at its inception, the research and development services for the CD38-targeted SLT-A fusion protein, including manufacturing. The Company determined that research, development and commercialization license and the participation in the committee meetings are not distinct from the research and development services and therefore those promised services were combined into one combined performance obligation.

The total transaction price of $29.8 million consisted of (1) the $30.0 million upfront payment, (2) a $10.0 million development milestone payment that was received in the first quarter of 2020, (3) minus $10.2 million which was the expected co-share payment payable to Takeda during Early-Stage Development, as defined in the Takeda Development and License Agreement. The expected co-share payment was considered variable consideration, and the Company applied a constraint using the expected value method. Significant judgement was involved in determining transaction consideration, including the determination of the variable consideration, including the constraint on consideration. With the termination of the agreement, the Company’s performance obligations under the Takeda Development and License Agreement were completed in the second quarter of 2021 and the remaining unrecognized transaction price of $12.9 million was recognized as research and development revenue.

The Company recognized revenue using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. These costs consist primarily of internal employee efforts and third-party contract costs. Revenue was recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the estimated service period.

In July 2019, the Company exercised its co-development option and the agreed upon collaboration budget was increased to cover additional research and development activities. The Company evaluated the additional research and development services and concluded these services were distinct from services formerly being provided and represented a cost sharing arrangement between the Company and Takeda. As such, the additional research and development expenses were expensed as incurred.

At June 30, 2021 and December 31, 2020, total deferred revenue related to the performance obligation was $0.0 million and $1.3 million, respectively.

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

At June 30, 2021 and December 31, 2020, deferred revenue related to the performance obligation was $2.6 million and $2.6 million, respectively.

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

Vertex paid the Company an upfront payment of $38.0 million, consisting of $23.0 million in cash and a $15.0 million equity investment pursuant to a Share Purchase Agreement (the “SPA”). In addition to the upfront payments, the Company may also receive an additional $22.0 million through the exercise of the options to license ETB products or to add an additional target. Additionally, Vertex will reimburse the Company for certain mutually agreed manufacturing technology transfer activities. The Company had $12.8 million of deferred revenue, current, and $3.3 million of deferred revenue, non-current, at June 30, 2021 related to the Vertex Collaboration Agreement. The Company had $13.9 million of deferred revenue, current, and $4.5 million of deferred revenue, non-current, at December 31, 2020 related to the Vertex Collaboration Agreement.

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

Bristol Myers Squibb paid the Company an upfront payment of $70.0 million. In addition to the upfront payment, the Company may receive near term and development and regulatory milestone payments of up to $874.5 million. The Company will also be eligible to receive up to an additional $450.0 million in payments upon the achievement of certain sales milestones, and subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product. The Company had $17.8 million of deferred revenue, current and $49.2 million of deferred revenue, non-current, at June 30, 2021 related to the BMS Collaboration Agreement.

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

The Company identified multiple performance obligations at the inception of the BMS Collaboration Agreement consisting of research and development services and additional material rights related to options on future developmental targets. The transaction price of $70.0 million was allocated to the performance obligations based upon their relative stand-alone selling price.  Once the option for a target is exercised, the consideration allocated to the material right will be recognized over time as the underlying research and development services are performed.

The Company recognizes revenue for research and development services under the BMS Collaboration Agreement using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company will use actual costs incurred relative to budgeted costs expected to be incurred. These costs consist primarily of internal employee efforts and third-party contract costs. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the estimated service period.

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

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724. This product development grant ended in November 2019. At June 30, 2021 the Company had received $20.0 million and has a remaining receivable of $0.0.

During the six months ended June 30, 2021 and six months ended June 30, 2020, the Company recognized $0.0 and $3.2 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. At June 30, 2021 and December 31, 2020, the Company had $0.0 recorded in grant revenue receivable.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda Agreements

In connection with the Takeda Multi-Target Agreement described in Note 3 “Research and Development Collaboration Agreements”, Takeda became a related party, following the Takeda Stock Purchase Agreement described in Note 11 “Stockholders’ Equity”, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021. Refer to Note 3, “Research and Development Collaboration Agreements”, for more details about the Takeda Multi-Target Agreement and the Takeda Development and License Agreement. Jonathan Lanfear, a director of the Company, was the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda until September 25, 2020.

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	June 30, 2021	Level 1	Level 2	Level 3
Money market funds	$41,997	$41,997	$—	$—
Commercial paper	144,286	—	144,286	—
United States Treasury Bills	5,503	—	5,503	—
United States government-related debt securities	2,000	—	2,000	—
Corporate Bonds	5,795	—	5,795	—
Total	$199,581	$41,997	$157,584	$—
Amounts included in:
Cash and cash equivalents	$41,997
Marketable securities, current	154,512
Marketable securities, non, current	3,072
Total cash equivalents and marketable securities	$199,581

		Basis of Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Money market funds	$23,794	$23,794	$—	$—
Commercial paper	42,863	—	42,863	—
United States Treasury Bills	21,794	—	21,794	—
United States government-related debt securities	4,009	—	4,009	—
Total	$92,460	$23,794	$68,666	$—
Amounts included in:
Cash and cash equivalents	$23,793
Marketable securities, current	68,667
Total cash equivalents and marketable securities	$92,460

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities for-sale securities (in thousands):

	June 30, 2021
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$41,997	$—	$—	$41,997
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	154,503	10	(1)	154,512
Marketable securities, non-current - Treasury bills	$3,073	$—	$(1)	$3,072

	December 31, 2020
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$23,793	$—	$—	$23,793
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	$68,650	$19	$(2)	$68,667

The following summarized the contractual maturities of the Company’s available-for-sale investments (in thousands):

	June 30, 2021
	Cost Basis	Fair Value
Due in one year or less	$196,500	$196,509
Due after one year through five years	3,073	3,072
Total	$199,573	$199,581

	December 31, 2020
	Cost Basis	Fair Value
Due in one year or less	$92,443	$92,460
Due after one year through five years	—	—
Total	$92,443	$92,460

The Company received no proceeds from the sale of available-for-sale securities for the six months ended June 30, 2021 and June 30, 2020, respectively, and no realized gain for the six months ended June 30, 2021 and June 30, 2020.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued liabilities:
General and administrative	$1,207	$1,577
Clinical trial related costs	1,357	1,743
Non-clinical research and manufacturing operations	2,369	4,321
Payroll related	4,108	4,908
Other accrued expenses	33	26
Total Accrued liabilities	$9,074	$12,575

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$17,491	$16,159
Leasehold improvements	13,041	12,391
Furniture and fixtures	471	474
Computer and equipment	666	615
	31,669	29,639
Less: Accumulated depreciation	(10,463)	(7,385)
Total property and equipment, net	$21,206	$22,254

Depreciation expense was $1.6 and $0.8 million for the three months ended June 30, 2021 and 2020 respectively and $3.1 million and $1.5 million for the six months ended June 30, 2021 and June 30, 2020.

In connection with the continued expansion of the Company’s facilities, at June 30, 2021 and December 31, 2020, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.7 million and $0.8 million, respectively. The ARO assets are included in leasehold improvements.

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

In connection with the Perceptive Credit Facility, on February 27, 2018, the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise prices per share of $9.5972, subject to certain adjustments as specified in the Warrant. For further discussion of the warrant, see Note 11, “Stockholders’ Equity” to our audited consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021. The fair value of the warrant of $1.5 million was recorded as a debt discount at issuance and was included in the loss on extinguishment.

K2 Health Ventures Loan and Security Agreement

 On May 21, 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”). The K2 Loan and Security Agreement is drawable in three tranches subject to the satisfaction of the terms and conditions therein. The first tranche of $15.0 million was drawn at the initial closing. The second tranche of $20.0 million was drawn on May 14, 2021, at the Company’s option and was subject to the achievement of certain clinical milestones, which the Company had achieved. The third tranche of $10.0 million will become available subject to lender consent and certain additional conditions prior to December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. The interest rate at June 30, 2021 was 8.45%. Monthly payments commenced on July 1, 2020 and payments will be interest only until July 1, 2023. Thereafter, the loan shall amortize monthly such that the principal amount of the loan and interest accrued thereon shall be fully amortized by the loan’s maturity date of June 1, 2024. The K2 Loan and Security Agreement includes both financial and non-financial covenants including a minimum cash balance requirement. The Company was in compliance with the debt covenants at June 30, 2021 and expects to be compliant with the debt covenants for the next twelve months. The Company recorded the debt net of $2.5 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which was previously classified as a prepaid asset.

As of June 30, 2021 and December 31, 2020, the Perceptive Credit Facility principal balance was $0.0 million.

As of June 30, 2021 and December 31, 2020, the K2 Loan principal balance was $35.0 million and $15.0 million, respectively.

As of June 30, 2021 and December 31, 2020, the carrying value of long-term debt was $35.0 million and $14.9 million, respectively.

 Future required principal and final payments on the K2 Loan were as follows at June 30, 2021 ($ in thousands):

2021 (remaining)	$0
2022	0
2023	17,111
2024	17,889
Total Principal Amounts	35,000
Final Fee Due at Maturity	2,085
Unamortized discount, deferred costs and final fee	(2,067)
Total Long-Term Debt, net	$35,018

NOTE 9 – LEASES

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than two years to seven years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases include options to renew, with renewal terms that can extend the lease term for five years. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating leases
Operating lease expense	$726	$1,452
Variable lease expense	122	248
Total operating lease expense	$848	$1,700

The following table summarizes the balance sheet classification of leases at June 30, 2021 (in thousands):

Operating leases
Operating lease right-of-use assets	$10,138

Operating lease liabilities, current[1]	$2,464
Operating lease liabilities, non-current	10,947
Total operating lease liabilities	$13,411
1.	Included in other current liabilities.

The following table presents other information on leases as of June 30, 2021 and December 31, 2020:

	2021	2020
Weighted average remaining lease term, operating leases	5.7 years	6.1 years
Weighted average remaining lease term, finance leases	0.0 years	0.1 years
Weighted average discount rate, operating leases	7.04%	7.04%
Weighted average discount rate, finance leases	0.00%	0.00%

Maturities of lease liabilities were as follows as of June 30, 2021 (in thousands):

Operating Leases
2021 (remaining)	$1,643
2022	3,361
2023	2,689
2024	2,218
2025	2,147
Thereafter	4,246
Total lease payments	16,304
Less:
Imputed interest	(2,893)
Total lease liabilities	$13,411

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Six Months Ended June 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$1,543
Financing cash flows finance leases	$1

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $1.6 million at June 30, 2021. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $23.0 million of future services under these agreements at June 30, 2021, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations which in total range from $9.9 million to $10.7 million and include signed orders for capital equipment.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,161	$1,703	$4,414	$2,849
General and administrative	2,352	1,347	4,165	2,393
Total stock-based compensation	$4,513	$3,050	$8,579	$5,242

At June 30, 2021, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $45.6 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.78 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee Stock Options:
Risk-free interest rate	1.28%	0.55%	0.88%	1.58%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	113.92%	111.61%	113.14%	110.67%
Weighted-average fair value of stock options granted	$7.59	$12.41	$11.50	$12.19

Equity Incentive Plans

These plans consist of the 2018 Equity Incentive Plan, the 2014 Equity Incentive Plan, as amended; the 2004 Amended and Restated Equity Incentive Plan; and the Amended and Restated 2004 Employee Stock Purchase Plan. As of May 31, 2018, the 2014 Equity Incentive Plan; and the 2004 Amended and Restated Equity Incentive Plan were terminated, and no further shares will be granted from those plans.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2019	4,763,062	$6.36	8.10	$36.63
Granted	2,453,506	$14.06
Exercised	(261,260)	$3.99
Cancelled	(257,381)	$9.99
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Granted	2,354,118	$13.67
Exercised	(154,071)	$4.70
Cancelled	(324,221)	$12.21
Balances, June 30, 2021	8,573,753	$10.34	7.00	$7.87

Vested and expected to vest, June 30, 2021	8,573,753	$10.34	7.00	$7.87
Exercisable at June 30, 2021	3,873,374	$8.24	5.98	$5.82

The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020, was $1.0 million and $2.0 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $0.7 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

NOTE 12 – IN-PROCESS RESEARCH AND DEVELOPMENT

In December 2020, the Company completed the sale of Evofosfamide which was previously classified as In-process research and development - held for sale. In connection with sale, the Company recorded a loss on assets held for sale of $2.0 million which was the difference between the carrying value and the consideration received.

NOTE 13 – SUBSEQUENT EVENTS

In August 2021, the Company assumed full rights to TAK-169, including full control of TAK-169 clinical development, per the terms of the terminated Takeda Development and License Agreement, with its former TAK-169 co-development partner, Takeda. Following the transfer of the full TAK-169 rights to the Company, the Company will owe low-single digit royalties on future net sales of TAK-169 to Takeda as well as to certain third-party licensors. The Company will also owe certain third-party licensors potential aggregate clinical milestone payments of up to $22.25 million.

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

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing study subjects in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a maximum tolerated dose (MTD) or Recommended Phase II Dose (RP2D) is established in Part 1. We provided an update on this study in December 2020. All of the following information on the Phase I study for MT-5111 was as of that update. 16 subjects, with a median of 4 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111; subjects with breast cancer received a median of 6 prior lines of therapy, 4 of which contained HER2- targeting agents (metastatic breast cancer n=6, metastatic biliary tract carcinoma n=6, metastatic pancreatic cancer n=2, and one each of metastatic colon adenocarcinoma and metastatic gastroesophageal junction adenocarcinoma). Five cohorts (0.5, 1.0, 2.0, 3.0, and 4.5 μg/kg/week) have been successfully completed and the sixth cohort (6.75 μg/kg) has been initiated. Pharmacokinetic (PK) data confirm the predicted human PK based on non-human primate studies. PK modeling has suggested that doses equal to or greater than 5.0 μg/kg are likely needed for efficacy. Thus far, no life-threatening toxicities have been observed in any cohort and MT-5111 appears to be well tolerated. To date, we have observed no cases of capillary leak syndrome (CLS) (any grade) in human subjects who have been dosed with MT-5111.

As of our December 2020 update, no cardiac AEs or abnormalities in cardiac biomarkers have been noted thus far. The most commonly reported AEs that may be causally related among the 4 dosing cohorts to date and for which source-verified data were available include the following: fatigue (n=3), AST increased (n=2) at 0.5 μg/kg and 1 μg/kg, and chills (n=2). These most commonly reported AEs were all of grade 1 or 2 severity. No cases of CLS (any grade) were observed. One subject with metastatic breast cancer in cohort 2 (1.0 µg/kg) remained on treatment for 10 cycles with stable disease; although she had unmeasurable disease by RECIST criteria, she had three sub-centimeter hepatic lesions that disappeared at the end of cycle 8 before she discontinued at cycle 10. This subject had received three prior HER-2 targeting regimens which initially included pertuzumab plus trastuzumab followed by trastuzumab and TDM1 as monotherapies. As of our December 2020 update, 15 subjects have discontinued for disease progression and one subject is too early to evaluate. Currently, Cohort 7 (10 μg/kg) is open for enrollment. The HER2- positive breast cancer expansion cohort is planned to begin in the third quarter of 2021 at a dose of 10.0 μg/kg (anticipated to be a therapeutic dose level), pending adequate safety data. Dose escalation will continue to determine the recommended Phase II dose while the breast cancer expansion cohort collects efficacy and safety data.

We are encouraged by the safety profile to date in these heavily pretreated subjects and believe the study has reached clinically active dose levels. We expect to provide an update on additional data from both the dose escalation portion of the study and the HER2-positive breast cancer expansion cohort in the fourth quarter of 2021.

Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) filed an IND for TAK-169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019. Phase I dosing for TAK-169 began in the first quarter of 2020, had been paused in March 2020 due to the COVID-19 pandemic and was re-initiated in the fourth quarter of 2020.

In April 2021, we received notice from Takeda that Takeda had decided to terminate the Development Collaboration and Exclusive License Agreement by and between the Company and Takeda, dated September 18, 2018, as amended (the “Collaboration Agreement”) to co-develop one or more products incorporating or comprised of one or more SLT-A fusion proteins targeting CD38 for the treatment of patients with diseases such as multiple myeloma. Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to TAK-169, by entering into an agreement for such rights pursuant to the termination provisions of the Collaboration Agreement. In August 2021, we assumed full rights to TAK-169, including full control of TAK-169 clinical development, per the terms of the terminated Collaboration Agreement. Following the transfer of the full TAK-169 rights to us, we will owe low-single digit royalties on future net sales of TAK-169 to Takeda as well as to certain third-party licensors. We will also owe certain third-party licensors potential aggregate clinical milestone payments of up to $22.25 million.

TAK-169 is in an ongoing Phase 1 study with dose escalation planned through six dose cohorts, in which the first subject was dosed in February 2020. To date, Takeda has enrolled and treated four subjects in the Phase 1 study. There have been no life-threatening toxicities, and no signs of CLS. The maximum tolerated dose (MTD) has not been reached, patient screening continues, and dose escalation is ongoing. One dose limiting toxicity (grade 2 myocarditis) was assessed in one subject. A mild elevation in Troponin I was noted in this subject after the third dose of TAK-169. No EKG or echocardiographic abnormalities and no clinical symptoms were noted. A stable elevation in high-sensitivity troponin was seen although no comparison to baseline was available as baseline levels were not required per protocol at the time. An independent radiologist and cardiologist reviewed a cardiac MRI of this subject and concluded that there was weak to intermediate evidence of myocarditis, as assessed by a local cardiologist. The subject’s asymptomatic myocarditis was considered resolved in approximately one week. The subject had multiple pre-existing cardiac risk factors. No other cardiac adverse events were observed in any other subject. All other related AEs were either grade 1 or 2 events.

Pharmacodynamic activity was noted in the four subjects, all treated at the starting dose of 50 mcg/kg. Clearance of natural killer (NK) cells in peripheral blood was observed in all subjects with a maximal reduction of peripheral NK cells of 56%, 85%, 88%, and 92%, respectively, after the first dose.  The subject with 56% reduction in NK cells exhibited a low percentage of CD38+ NK cells. These values appear comparable to the reported maximal peripheral NK clearance seen with CD38-targeting antibodies at receptor-saturating doses. The geometric mean of Cmax in these four subjects appears lower than the predicted EC50 observed in patient-derived ex vivo cell-kill assays but above in vitro EC50 values in multiple myeloma cell-lines.

We expect to provide an update on the Phase 1 study of TAK-169 in the fourth quarter of 2021.

We filed an IND for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients was initiated in July 2021. The Phase 1 study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial in the United States. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the tumor microenvironment will be eligible to screen for enrollment. The starting dose is 16.0 mcg/kg. Following determination of the maximum tolerated dose (MTD) or recommended Phase 2 dose, expansion cohorts are planned to evaluate MT-6402 as a monotherapy in tumor-specific and tumor-agnostic cohorts. We expect to provide an update on the Phase I study in the fourth quarter of 2021.

We anticipate initiating a Phase 1 with our ETB targeting CTLA-4 in 2022. Several other of our wholly owned ETB candidates are in preclinical development against targets including CD20, SLAMF-7, CD45, TROP2, and TIGIT.

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

Our trials and plans for our other ETB product candidates, including MT-5111, TAK-169, and MT-6402, which utilize next-generation ETB technology, are not affected by the discontinuation of MT-3724. Next-generation ETB scaffolds have been designed to reduce or eliminate the propensity for innate immunity, including CLS. To date, we have observed no cases of CLS (any grade) in human subjects who have been dosed with MT-5111 or TAK-169. We do not yet have clinical data with MT-6402 as dosing in the Phase I study of MT-6402 began in July 2021.

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

We are carefully and continually evaluating the potential individual patient risk associated with continuing to enroll in our existing clinical studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. Our Phase 1 studies for MT-5111, TAK-169 and MT-6402 are open and able to treat enrolled subjects and screen new subjects.

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

Overall, COVID-19 led to a significant slowdown in the pace of site initiations and patient enrollment into our clinical trials. The degree of disruption was, and continues to be, variable by geography and individual clinical site, with some sites closed to new enrollment, some screening and enrolling only subjects with an urgent need for treatment, and some attempting to operate as usual. The COVID-19 pandemic resulted in a significant slowdown in the pace of site initiations and patient enrollment across the TAK-169 program, which had a temporary pause in the activation of new study sites and new patient enrollment (along with most of Takeda’s other early-stage studies) due to COVID-19 and was reinitiated in the fourth quarter of 2020. To date, screening and enrollment for the MT-5111 Phase I study, which remained open throughout the pandemic, has been less adversely affected than the TAK-169 studies were during 2020. Our Phase 1 study of MT-6402 was recently initiated in July 2021. To date, we have been able to continue to work at our cGMP manufacturing facility and laboratories without significant interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of our preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

The extent to which the COVID-19 pandemic may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence and which may include, among other things, the ultimate severity, intensity and duration of this pandemic (including any resurgences); impact of the new COVID-19 variants, the rollout of COVID-19 vaccines; governmental, business or other actions that have been, or will be, taken in response to this pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our or our partners’ supply chain and ability to continue to manufacture our investigational products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites or monitoring of data; and impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our therapeutic products.

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

In April 2021, we received notice from Takeda that Takeda decided to terminate the Takeda Development and License Agreement.  Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to TAK-169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Takeda Development and License Agreement. The termination of the Takeda Development and License Agreement was effective August 4, 2021. As of the same date, we assumed full rights to TAK-169, including full control of TAK-169 clinical development, per the terms of the terminated Takeda Development and License Agreement. Following the transfer of the full TAK-169 rights to us, we will owe low-single digit royalties on future net sales of TAK-169 to Takeda as well as to certain third-party licensors. We will also owe certain third-party licensors potential aggregate clinical milestone payments of up to $22.25 million.

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

We received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of June 30, 2021, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

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

For more information concerning our collaboration agreements, refer to Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2021, included in this Quarterly Report on Form 10-Q.

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

For more information concerning this collaboration agreement, refer to Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2021, included in this Quarterly Report on Form 10-Q.

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

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2021, included in this Quarterly Report on Form 10-Q.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-5111, TAK-169 and/or MT-6402 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage drugs or biologics. This increase will be partially offset by the decreased expenses resulting from the discontinuation of MT-3724. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;
•	the terms and timing of regulatory approvals; and
•	the ability to market, commercialize and achieve market acceptance for MT-5111, TAK-169, MT-6402 or any other ETB candidate that we or our collaboration partners may develop in the future.

Any of these variables with respect to the development of MT-5111, TAK-169, or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the FDA the European Medicines Agency (“EMA”) or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development revenue, related party	$12,899	$3,063	$13,136	$3,396
Research and development revenue, other	2,235	2,977	5,218	4,444
Grant revenue	—	869	—	3,210
Total revenue	$15,134	$6,909	$18,354	$11,050

Research and Development Revenue – from related party

The increase in research and development revenue – from related parties for the three and six months ended June 30, 2021 was due to research and development revenues that were recognized related to the Takeda Development and License Agreement (TAK-169).

For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2021, included in this Quarterly Report on Form 10-Q.

Research and Development Revenue – other

The decrease for the three months ended June 30, 2021 and increase for the six months ended June 30,2021 in research and development revenue – other is a result of revenue associated with our Vertex Collaboration Agreement and BMS Collaboration Agreement.

For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2021, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The decrease in grant revenue for the three and six months ended June 30, 2021 was primarily due to the Company not incurring additional expenses for the CD38 CPRIT Agreement grant during the six months ended June 30, 2021.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$21,127	$30,414	$42,447	$51,045
General and administrative expenses	8,922	6,412	17,151	12,059
Total operating expenses	$30,049	$36,826	$59,598	$63,104

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Program costs	$7,280	$18,192	$14,591	$28,385
Employee compensation	10,083	8,547	21,182	15,225
Laboratory costs	1,521	1,027	2,557	1,994
Other research and development costs	2,243	2,648	4,117	5,441
Total research and development expenses	$21,127	$30,414	$42,447	$51,045

Research and development (“R&D”) expenses decreased $9.3 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $8.6 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to a decrease in program costs related to the discovery and development of ETBs, partially offset by an increase in employee compensation.

Program costs decreased $10.9 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and decreased $13.8 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The programs primarily driving the decrease for the three months ended June 30, 2021 were $6.7 million for TAK-169, $3.1 million for MT-3724 and $2.3 million for MT-6402 partially offset by increases of $0.8 million for CTLA-4, and $0.5 million for next generation CD-20. The programs primarily driving the decrease for the six months ended June 30, 2021 were $8.0 million for TAK-169, $6.2 million for MT-3724, $3.3 million for MT-6402, $0.6 million for MT-5111 partially offset by increases of $2.2 million for CTLA-4, $1.8 million for next generation CD-20 and $0.3 million in connection with the BMS Collaboration Agreement.

Headcount increased in R&D 59% from June 30, 2020 to June 30, 2021 in support of the cGMP manufacturing facilities, collaboration research and additional support staff. This staffing increase resulted in an increase in employee compensation costs of $6.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, respectively.

Other R&D costs decreased $1.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, respectively. This decrease was driven by lower consulting and recruiting fees.

General and Administrative Expenses

General and administrative expenses increased $2.5 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $5.1 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The main driver of this increase being payroll and related costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and other income, net	$81	$286	$133	$758
Interest expense	(767)	(360)	(1,268)	(708)
Loss on extinguishment of debt	—	(1,237)	—	(1,237)
Total nonoperating activities	$(686)	$(1,311)	$(1,135)	$(1,187)

Interest and Other Income and Interest Expense

The decrease in interest and other income for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was primarily due to lower interest related to our marketable securities.

The increase in interest expense for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was primarily due to the increase in our debt holdings.

The decrease in loss on extinguishment of debt is in connection with the repayment of the Perceptive Credit Facility during the three and six months ended June 30, 2020.

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

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partners, we believe such investment is strategically aligned with increasing the value of our technology. For the six months ended June 30, 2021 and 2020, we incurred net losses of  $42.4 million and $53.2 million, respectively. At June 30, 2021, we had an accumulated deficit of $311.4 million.

To date, we have financed our operations through public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaboration agreements, as well as funding from governmental bodies and bank and bridge loans.

In May 2020, we entered into a debt financing facility for up to $45.0 million with K2 HealthVentures, a healthcare-focused specialty finance company (the “K2 Loan and Security Agreement”). The K2 Loan and Security Agreement is drawable in three tranches subject to the satisfaction of the terms and conditions therein. The first tranche of $15.0 million was drawn at the initial closing. The second tranche of $20.0 million was drawn in May 2021, at our option and was subject to the achievement of certain clinical milestones, which we had achieved. The third tranche of $10.0 million will become available subject to lender consent and certain additional conditions prior to December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. Monthly payments commenced on July 1, 2020 and payments will be interest only until July 1, 2023. Thereafter, the loan shall amortize monthly such that the principal amount of the loan and interest accrued thereon shall be fully amortized by the loan’s maturity date of June 1, 2024.

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

At June 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $200.7 million and $93.9 million, respectively. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Six Months Ended June 30, 2021 and 2020

The table below summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by/(used in) operating activities	$16,884	$(42,473)
Net cash used in investing activities	(90,710)	(25,277)
Net cash provided by financing activities	91,698	10,169
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,872	$(57,581)

The increase in net cash used in operating activities for the six months ended June 30, 2021 was primarily due to an increase in deferred revenue primarily from the BMS Collaboration Agreement.

The increase in net cash used in investing activities for the six months ended June 30, 2021 was primarily due to increased investment activity in marketable securities.

The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $311.4 million at June 30, 2021. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-5111, TAK-169 and MT-6402, our collaboration with Vertex, our collaboration with BMS, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the ongoing Phase I study of MT-5111;
•	continue clinical development of TAK-169, an ETB biologic candidate to which we have full rights, and support the ongoing Phase I study;
•	support the PD-L1 program and the ongoing Phase I study for MT-6402;
•	continue the research and development of our other ETB candidates, such as other CD20 targeted molecules, including completing pre-clinical studies and commencing clinical trials;
•	research activities through the designation of the development candidate(s) with Vertex;
•	research activities through the designation of the development candidate(s) with Bristol Myers Squibb;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
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

Payments on the Perceptive Credit Facility commenced April 2018 and were interest only, paid quarterly for the first 24 months. Upon the second anniversary of the closing date of the Perceptive Credit Facility, principal payments of $0.2 million were due each calendar quarter. The Perceptive Credit Facility was paid off in May 2020, using proceeds from the K2 Loan and Security Agreement. See Note 8, “Borrowing Arrangements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2021, included in this Quarterly Report on Form 10-Q for additional information regarding the Perceptive Credit Facility and the K2 Loan and Security Agreement.

Because of the numerous risks and uncertainties associated with the development of MT-5111, TAK-169 and MT-6402, our collaborations with Vertex and Bristol Myers Squibb and our other pre-clinical programs, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-5111, TAK-169, MT-6402 or our other pre-clinical programs will depend on many factors, including:

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

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on March 19, 2021.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, “Organization and Summary of Significant Accounting Policies”, to our unaudited condensed financial statements for the June 30, 2021, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2021, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
o

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations, including those with Takeda, Vertex and Bristol Myers Squibb, and to license or partner with new strategic partners. For the six months ended June 30, 2021, our research and development revenue from our strategic collaborations was $18.4 million. If, disputes arise between us and our partners in such agreements, there may be increased costs due to related litigation or if we decide to fund such programs ourselves. Disputes with partners may lead to substantial delays or possible termination of such agreements or related clinical trials and the need to seek a new partner for the development or commercialization of such drug or biologic candidate. In addition, if commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs or biologics, and if we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $42.4 million for the six months ended June 30, 2021. At June 30, 2021, we had an accumulated deficit of $311.4 million.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2019, we identified a material weakness in our internal controls over financial reporting related to our information technology general controls over systems that are relevant to our financial statements. The reported material weakness did not result in any adjustment to our financial statements or restatement of previously reported financial statements and was remediated as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. If our internal controls over financial reporting are found to be insufficient, our independent registered public accounting firm, which audits our financial statements, may issue an adverse opinion on the effectiveness of internal control over financial reporting. In the event that a material weakness is identified, we cannot assure you that we will be able to identify and implement measures that will be sufficient to remediate any such material weakness or that future material weaknesses will not occur.

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

For example, in December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China and the disease it causes (COVID-19) was declared to be a global pandemic by the World Health Organization in March 2020. The ongoing pandemic has caused financial, social and business disruptions throughout the world. Any outbreak of contagious diseases such as coronavirus, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers. Any disruption to our operations or the operations of our collaborators or suppliers would likely impact our drug development efforts, operating results, and our financial condition. The extent to which the current coronavirus pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the uptake of vaccines that have been deployed in the U.S. and new information which may emerge concerning the duration and the severity of the coronavirus pandemic.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-5111, is currently being tested in a Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted SLT-A fusion protein, TAK-169, initially developed in collaboration with Takeda, is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March due to COVID-19 and was re-initiated during the fourth quarter of 2020. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in PD-1/PD-L1 antibody relapsed/refractory patients, which began dosing patients in the third quarter of 2021. The remainder of our drug or biologic candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the pandemic, including the shelter in place orders, the allocation of healthcare resources to treating those infected with the virus, and the redeployment of FDA and EMA resources to priority projects, could have an impact on the timeline for review and approval of new marketing applications. Although the FDA communicated to industry in mid-2021 that its new drug and biologic review programs were continuing to meet key performance goals related to communicating with applicants and approving new products, the agency also noted that the uncertainty of the COVID-19 situation may make it difficult to sustain its current level of performance indefinitely. The FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves.

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

The eligibility criteria of our ongoing and planned clinical trials may further limit the available eligible trial participants as we require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the drug or biologic candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our drug or biologic candidates may be delayed.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations with a similar class of immunotoxins or ETBs, the adverse events considered to be important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, infusion-related reactions (IRR), reproductive risks, capillary leak syndrome (CLS) and cytokine release syndrome (CRS). The important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, IRR, reproductive risks, and immune-related adverse reactions. The important or potential risks of TAK-169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-5111, MT-6402 and TAK-169, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns, adverse effects or events, or severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. For example, we have observed severe adverse events, including a single death, from and/or relating to CLS with our first-generation ETB, MT-3724, which led to the FDA placing clinical trials involving this product candidate on partial clinical hold. We discontinued the MT-3724 clinical studies to focus our resources on the development of our next-generation ETBs in April 2021. The occurrence of these and other adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-5111, MT-6402 or TAK-169 will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for MT-5111 or other ETB product candidates.

Even if approved in the future, MT-5111, MT-6402 or TAK-169 may carry boxed warnings or other precautions regarding the risk of CLS. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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

Some of our ETB product candidates have shown in clinical trials to induce adverse events. The adverse events considered to be important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS. The important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, IRR, reproductive risks, and immune-related adverse reactions. The important or potential risks of TAK-169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA also included the Biologics Price Competition and Innovation Act, or the BPCIA, that created the abbreviated application and licensure pathway for biosimilar and interchangeable biological products. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services (HHS) beginning on January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021 the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the US.

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our drug or biologic candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug or biologic candidates for which we obtain marketing approval, if any. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. Legislative proposals continue to be discussed in the U.S. Congress as potentially leading to a future “Cures 2.0” bill that is expected to have bipartisan support. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and biological product provisions. The next legislative reauthorization must be completed in 2022, which has the potential to make further changes to FDA authorities or policies pertaining to biopharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug or biologic candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the recent transition to a new Democrat-led presidential administration created further uncertainty in the health care and biopharmaceutical industries. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also calls on HHS to develop and release a comprehensive plan to combat high prescription drug prices by the end of August 2021, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry.

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

In addition, in December 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although the first lawsuit under the CREATES Act was filed in July 2021 by a generic product developer the outcome of such a lawsuit and the federal courts’ interpretation of certain provisions of the CREATES Act, remain uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical or biological products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug or biologic candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or EU member state level may result in significant additional requirements or obstacles that may increase our operating costs.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. We expect that additional federal and state health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act,” enacted as part of the ACA, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors and, beginning in 2022, certain advanced non-physician health care practitioners), as well as the ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

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

Notably, in November 2020, HHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the health care industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.

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

In addition, various states, such as California and Massachusetts, have implemented their own privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also recently enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020 with the final regulations made effective in August 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. More recently, Virginia and Colorado have passed their own comprehensive data privacy legislation statutes that include elements comparable to those of the CCPA.

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

During the course of our development of certain of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT. We entered our first CPRIT award grant contract, or the 2011 CPRIT Agreement, on December 1, 2011. This product development grant ended in November 2019. On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program, or the CD38 CPRIT Agreement, which was extended in May 2021. In addition to the funding, we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologic products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including from December 22, 2018 through January 25, 2019, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Moreover, recent shutdowns or slowdowns caused by the federal response to the COVID-19 pandemic can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. See the risk disclosures above under “We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.”

Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. Complying with the enhanced obligations imposed by applicable international and U.S. privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and non-compliance could result in regulatory penalties and significant legal liability.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug or biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-5111, TAK-169 or MT-6402 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for MT-5111, TAK-169, MT-6402 or any other of our future drugs or biologics to compete with these products. Failure of MT-5111, TAK-169, MT-6402 or any other of our drug or biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2021, a total of 56,138,404 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Future sales and issuances of our common stock, securities convertible into common stock, or rights to purchase common stock, including pursuant to our equity incentive plans, the Sales Agreement with Cowen, or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to the Sales Agreement with Cowen, we may offer and sell up to $100,000,000 of our common stock from time to time through Cowen as our sales agent. Sales of the shares of our common stock, if any, may be made by any means permitted by law and deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act and will generally be made by means of brokers' transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, or as otherwise agreed with Cowen. To date, we have not sold any shares of our common stock under the Sales Agreement. Whether we choose to affect future sales under the Sales Agreement will depend upon a variety of factors, including, among others, market conditions and the trading price of our common stock relative to other sources of capital. The issuance from time to time of these new shares of common stock under the Sales Agreement or in any other equity offering, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

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

As of June 30, 2021, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 54% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At June 30, 2021, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At June 30, 2021, we had 253 full-time employees and 1 part-time and temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

Our financial condition, clinical development efforts, and results of operations could be adversely affected by the ongoing coronavirus pandemic.

Any outbreak of contagious diseases or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2) (“coronavirus”), which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China and in March 2020, the World Health Organization declared COVID-19 to be a pandemic disease. The COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries.

In response to the pandemic and in accordance with direction from state and local government authorities, we implemented temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increased the threat to our cyber security and data accessibility, and communication matters) and suspending all non-essential travel worldwide for our employees. In addition, industry events and in-person work-related meetings were cancelled.  Currently, some employees remain remote (meaning continued increased threats to our cybersecurity and data accessibility and communication matters) and non-essential employee travel is determined based upon manager’s discretion. Industry events and in-person meetings are slowly starting to resume. As the COVID-19 pandemic continues to evolve, the continuation or reinstituting of any of our COVID-19 precautionary measures is highly unpredictable and could negatively affect our business.

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

In addition, the continued spread of COVID-19 globally could adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain could be subject to disruption or product contamination. Additionally, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. A prolonged disruption or any further unforeseen delay in our operations could continue to result in increased costs and reduced revenue. If the COVID-19 pandemic is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, and other factors that we cannot foresee. The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic (including any resurgences), the effectiveness of vaccines against newly emerging strains of the virus, new information that may emerge concerning the severity or long-term health effects of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, which could have an adverse effect on our business and financial condition.

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

Exhibit Number	Description

10.1#*	Executive Employment Agreement by and between Molecular Templates, Inc. and Sean McLennan dated November 4, 2019.

10.2#*	First Amendment to Executive Employment Agreement by and between Molecular Templates, Inc. and Sean McLennan effective July 2, 2021.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#     Indicates a management contract or compensatory plan or arrangement.

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

Molecular Templates, Inc.

Date: August 13, 2021	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: August 13, 2021	/s/ Sean McLennan
Sean McLennan
Interim Chief Financial Officer