Form 10-Q
period 2021-09-30
Molecular Templates, Inc.
filed 2021-11-15
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

On November 8, 2021 there were 56,305,049 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•

the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-5111, MT-0169, MT-6402 and other engineered toxin body (“ETB”) biologic candidates;

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021(unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$27,593	$25,218
Marketable securities, current	141,783	68,667
Prepaid expenses	7,623	6,080
Accounts receivable, related party	—	234
Other current assets	445	1,125
Total current assets	177,444	101,324
Marketable securities, non-current	6,013	—
Operating lease right-of-use assets	9,002	11,104
Property and equipment, net	20,451	22,254
Other assets	5,019	5,195
Total assets	$217,929	$139,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,311	$2,350
Accrued liabilities	11,305	12,575
Deferred revenue, current	32,240	14,014
Deferred revenue, current, related party	—	789
Other current liabilities, related party	—	5,614
Other current liabilities	2,541	2,211
Total current liabilities	47,397	37,553
Deferred revenue, long-term	51,302	4,538
Deferred revenue, long-term, related party	—	3,106
Long-term debt, net of current portion	35,251	14,926
Operating lease liabilities	10,284	12,213
Other liabilities, related party	—	6,711
Other liabilities	1,590	1,490
Total liabilities	145,824	80,537
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding: 250 shares at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding: 56,297,967 shares at September 30, 2021 and 49,984,333 shares at December 31, 2020	56	50
Additional paid-in capital	413,857	328,314
Accumulated other comprehensive income, (loss)	(1)	17
Accumulated deficit	(341,807)	(269,041)
Total stockholders’ equity	72,105	59,340
Total liabilities and stockholders’ equity	$217,929	$139,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development revenue, related party	$—	$1,566	$13,136	$4,962
Research and development revenue, other	2,379	2,732	7,597	7,176
Grant revenue	—	—	—	3,210
Total revenue	2,379	4,298	20,733	15,348
Operating expenses:
Research and development	22,881	19,622	65,328	70,667
General and administrative	9,027	7,547	26,178	19,606
Total operating expenses	31,908	27,169	91,506	90,273
Loss from operations	29,529	22,871	70,773	74,925
Interest and other income, net	175	167	308	925
Interest and other expense, net	(1,033)	(521)	(2,301)	(1,229)
Loss on extinguishment of debt	—	—	—	(1,237)
Loss before provision for income taxes	30,387	23,225	72,766	76,466
Provision for income taxes	—	—	—	5
Net loss	30,387	23,225	72,766	76,471
Net loss attributable to common shareholders	$30,387	$23,225	$72,766	$76,471
Net loss per share attributable to common shareholders:
Basic and diluted	$0.54	$0.47	$1.32	$1.63
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	56,174,644	49,026,499	54,958,365	46,808,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$30,387	$23,225	$72,766	$76,471
Other comprehensive income:
Unrealized gain, (loss) on available-for-sale securities	(9)	(99)	(18)	55
Comprehensive loss	$30,396	$23,324	$72,784	$76,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Stockholders' Equity (Deficit), beginning balances	$97,402	$55,859	$59,340	$103,028

Preferred Stock:
Beginning balance	—	—	—	—
Issuance of preferred stock	—	—	—	—
Ending balance	—	—	—	—

Common Stock:
Beginning balance	56	46	50	46
Issuance of common stock pursuant to stock plans	—	4	—	4
Issuance of common stock pursuant to public offering	—	—	6	—
Ending balance	56	50	56	50

Additional Paid-In Capital
Beginning balance	408,758	273,012	328,314	267,089
Issuance of common stock pursuant to stock plans	856	249	1,582	930
Stock-based compensation	4,243	3,285	12,822	8,527
Issuance of common stock pursuant to public offering	—	48,368	71,139	48,368
Ending balance	413,857	324,914	413,857	324,914

Accumulated Other Comprehensive Income, (Loss):
Beginning balance	8	172	17	18
Other comprehensive income, (loss)	(9)	(99)	(18)	55
Ending balance	(1)	73	(1)	73

Accumulated deficit:
Beginning balance	(311,420)	(217,371)	(269,041)	(164,125)
Net loss	(30,387)	(23,225)	(72,766)	(76,471)
Ending balance	(341,807)	(240,596)	(341,807)	(240,596)

Total Stockholders' Equity	$72,105	$84,441	$72,105	$84,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$72,766	$76,471
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	4,828	2,526
Stock-based compensation expense	12,822	8,527
Interest accrued on long-term debt	137	106
Amortization of debt discount and accretion related to debt	497	344
Accretion of asset retirement obligations	100	93
Loss on extinguishment of debt	—	1,237
Loss on disposal of property and equipment	356	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,543)	(2,571)
Accounts receivable, related party	234	107
Grants revenue receivable	—	3,610
Other assets	818	301
Operating lease right-of-use assets and liabilities	504	(129)
Accounts payable	(1,048)	644
Accrued liabilities	(1,635)	(1,930)
Other liabilities	(472)	—
Other liabilities, related party	(11,853)	12,209
Deferred revenue	64,990	(7,174)
Deferred revenue, related party	(3,895)	(3,720)
Net cash used in operating activities	(7,926)	(62,291)
Cash flows from investing activities:
Purchases of property and equipment	(3,113)	(4,512)
Proceeds of sale of equipment	—	15
Purchase of marketable securities	(184,490)	(115,895)
Sales of marketable securities	105,350	72,523
Net cash used in investing activities	(82,253)	(47,869)
Cash flows from financing activities:
Payments of capital and finance lease obligations	(1)	(16)
Proceeds from issuance of long-term debt and warrants, net	19,828	14,677
Repayment of long-term debt	—	(5,176)
Proceeds from stock option exercises	1,582	930
Proceeds from issuance of common stock and warrants, net offering expenses	71,145	48,372
Net cash provided by financing activities	92,554	58,787
Net increase/(decrease) in cash, cash equivalents, and restricted cash	2,375	(51,373)
Cash, cash equivalents and restricted cash, beginning of period	28,886	88,451
Cash, cash equivalents and restricted cash, end of period	$31,261	$37,078
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$27,593	$33,410
Restricted cash included in other assets	3,668	3,668
Total cash, cash equivalents and restricted cash	$31,261	$37,078
Supplemental Cash Flow Information
Cash paid for interest	$1,481	$611
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$237	$967

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

Liquidity

At September 30, 2021, we had cash, cash equivalents, and marketable securities of $175.4 million. We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies disclosed in Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $3.7 million of restricted cash at September 30, 2021 related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), Vertex Pharmaceuticals Incorporated (“Vertex”) and Bristol Myers Squibb Company (“Bristol Myers Squibb” or “BMS”). Takeda accounted for approximately 0% and 36% of total revenues for the three months ended September 30, 2021 and 2020, respectively and approximately 63% and 32% for the nine months ended September 30, 2021 and 2020. Vertex accounted for approximately 65% and 64% of total revenues for the three months ended September 30, 2021 and 2020, respectively and approximately 19% and 47% for the nine months ended September 30, 2021 and 2020. BMS accounted for approximately 35% and 0% of total revenue for the three months ended September 30, 2021 and 2020, respectively and approximately 18% and 0% for the nine months ended September 30, 2021 and 2020, respectively.

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

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at September 30, 2021 and September 30, 2020, stock options, warrants and, if converted, preferred stock totaling approximately 11,696,000 and 9,996,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of each of our collaboration partner's parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Japan	$—	$1,566	$13,136	$4,962
United States	2,379	2,732	7,597	7,176
Total research and development revenue	$2,379	$4,298	$20,733	$12,138

Related Party Collaboration Agreement - Takeda

Research and development revenue from a previously related party was revenue from research and development agreements with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Takeda Development and License Agreement	—	86	$13,114	$307
Takeda Multi-Target Agreement	—	1,480	22	4,655
Total research and development revenue, related party	$—	$1,566	$13,136	$4,962

At September 30, 2021 and December 31, 2020 the Company had deferred revenue, other liabilities for co-share payments and accounts receivable balances from the research and development agreements with Takeda, who was previously a related party. These amounts will no longer be recorded in related party for the three months ended September 30, 2021 and were as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets
Accounts receivable	$—	$234
Liabilities
Other current liabilities	$—	$5,614
Deferred revenue, current	—	789
Deferred revenue, non-current	—	3,106
Other liabilities	—	6,711
Total liabilities	$—	$16,220

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

In August 2021, the Company assumed full rights to TAK-169, now known as MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Takeda Development and License Agreement, with its former MT-0169 co-development partner, Takeda. Following the transfer of the full MT-0169 rights to the Company, the Company will owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. The Company will also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

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

At September 30, 2021 and December 31, 2020, total deferred revenue related to the performance obligation was $0.0 million and $1.3 million, respectively.

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

The Takeda Multi-Target Agreement also provides for potential additional future payments based upon the exercise by Takeda of certain options and the Company’s achievement of various development, regulatory and sales milestone events, and potential royalty payments and contingency fees as further described in Note 3 “Research and Development Agreements”, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021.

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

At September 30, 2021 and December 31, 2020, deferred revenue related to the performance obligation was $2.6 million and $2.6 million, respectively.

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

Upon the Company’s entry into the Vertex Collaboration Agreement, Vertex paid the Company an upfront payment of $38.0 million, consisting of $23.0 million in cash and a $15.0 million equity investment pursuant to a Share Purchase Agreement (the “SPA”). In addition to the upfront payments, the Company may also receive an additional $22.0 million through the exercise of the options to license ETB products or to add an additional target. Additionally, Vertex will reimburse the Company for certain mutually agreed manufacturing technology transfer activities. The Company had $14.6 million of deferred revenue, current, and $0.0 million of deferred revenue, non-current, at September 30, 2021 related to the Vertex Collaboration Agreement. The Company had $13.9 million of deferred revenue, current, and $4.5 million of deferred revenue, non-current, at December 31, 2020 related to the Vertex Collaboration Agreement.

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

In connection with the Company’s entry into the Vertex Collaboration Agreement, the Company and Vertex entered into a SPA pursuant to which Vertex agreed to purchase 1,666,666 shares of the Company’s common stock, par value $0.001 per share, at a price per share of $9.00. As the price per share was in excess of the fair value of the Company’s common stock, the Company allocated $4.5 million of this consideration to the Vertex Collaboration Agreement. The issuance of these shares was pursuant to a private placement exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

In addition to the SPA, the Vertex Collaboration Agreement contemplates that the Company may enter into certain other ancillary arrangements with Vertex.

For additional information about the Vertex Collaboration Agreement, see Note 13, “Subsequent Events” included in this Quarterly Report on Form 10-Q.

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

Bristol Myers Squibb paid the Company an upfront payment of $70.0 million. In addition to the upfront payment, the Company may receive near term and development and regulatory milestone payments of up to $874.5 million. The Company will also be eligible to receive up to an additional $450.0 million in payments upon the achievement of certain sales milestones, and subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product. The Company had $17.5 million of deferred revenue, current and $48.7 million of deferred revenue, non-current, at September 30, 2021 related to the BMS Collaboration Agreement.

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

The Company identified multiple performance obligations at the inception of the BMS Collaboration Agreement consisting of research and development services and material rights related to additional developmental targets. The transaction price of $70.0 million was allocated to the performance obligations based upon their relative stand-alone selling price and will be recognized over time as the underlying research and development services are performed.

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

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724. This product development grant ended in November 2019. At September 30, 2021 the Company had received $20.0 million and has a remaining receivable of $0.0.

During the nine months ended September 30, 2021 and nine months ended September 30, 2020, the Company recognized $0.0 and $3.2 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. At September 30, 2021 and December 31, 2020, the Company had $0.0 recorded in grant revenue receivable.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda

In connection with the Takeda Multi-Target Agreement described in Note 3 “Research and Development Collaboration Agreements”, Takeda became a related party, following the Takeda Stock Purchase Agreement described in Note 11 “Stockholders’ Equity”, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021. Additionally, Jonathan Lanfear, a director of the Company, was the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda until September 25, 2020. In August 2021, Takeda ceased to be a related party after a sale of the above-mentioned shares.

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	September 30, 2021	Level 1	Level 2	Level 3
Money market funds	$25,807	$25,807	$—	$—
Commercial paper	134,001	—	134,001	—
United States Treasury Bills	8,014	—	8,014	—
Corporate Bonds	5,781	—	5,781	—
Total	$173,603	$25,807	$147,796	$—
Amounts included in:
Cash and cash equivalents	$25,807
Marketable securities, current	141,783
Marketable securities, non, current	6,013
Total cash equivalents and marketable securities	$173,603

		Basis of Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Money market funds	$23,794	$23,794	$—	$—
Commercial paper	42,863	—	42,863	—
United States Treasury Bills	21,794	—	21,794	—
United States government-related debt securities	4,009	—	4,009	—
Total	$92,460	$23,794	$68,666	$—
Amounts included in:
Cash and cash equivalents	$23,793
Marketable securities, current	68,667
Total cash equivalents and marketable securities	$92,460

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities for-sale securities (in thousands):

	September 30, 2021
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$25,807	$—	$—	$25,807
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	141,780	8	(5)	141,783
Marketable securities, non-current - Treasury bills	$6,017	$—	$(4)	$6,013

	December 31, 2020
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$23,793	$—	$—	$23,793
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	$68,650	$19	$(2)	$68,667

The following summarized the contractual maturities of the Company’s available-for-sale investments (in thousands):

	September 30, 2021
	Cost Basis	Fair Value
Due in one year or less	$167,587	$167,590
Due after one year through five years	6,017	6,013
Total	$173,604	$173,603

	December 31, 2020
	Cost Basis	Fair Value
Due in one year or less	$92,443	$92,460
Due after one year through five years	—	—
Total	$92,443	$92,460

The Company received no proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2021 and September 30, 2020, respectively, and no realized gain for the nine months ended September 30, 2021 and September 30, 2020.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued liabilities:
General and administrative	$1,219	$1,577
Clinical trial related costs	613	1,743
Non-clinical research and manufacturing operations	4,235	4,321
Payroll related	5,199	4,908
Other accrued expenses	39	26
Total Accrued liabilities	$11,305	$12,575

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$18,660	$16,159
Leasehold improvements	12,797	12,391
Furniture and fixtures	471	474
Computer and equipment	666	615
	32,594	29,639
Less: Accumulated depreciation	(12,143)	(7,385)
Total property and equipment, net	$20,451	$22,254

Depreciation expense was $1.7 million and $1.2 million for the three months ended September 30, 2021 and 2020 respectively and $4.8 million and $2.7 million for the nine months ended September 30, 2021 and September 30, 2020.

In connection with the continued expansion of the Company’s facilities, at September 30, 2021 and December 31, 2020, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.6 million and $0.8 million, respectively. The ARO assets are included in leasehold improvements.

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

K2 Health Ventures Loan and Security Agreement

 On May 21, 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”). The K2 Loan and Security Agreement is drawable in three tranches subject to the satisfaction of the terms and conditions therein. The first tranche of $15.0 million was drawn at the initial closing. The second tranche of $20.0 million was drawn on May 14, 2021, at the Company’s option and was subject to the achievement of certain clinical milestones, which the Company had achieved. The third tranche of $10.0 million may become available subject to lender consent and certain additional conditions prior to December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. The interest rate at September 30, 2021 was 8.45%. Monthly payments commenced on July 1, 2020 and payments will be interest only until July 1, 2023. Thereafter, the loan shall amortize monthly such that the principal amount of the loan and interest accrued thereon shall be fully amortized by the loan’s maturity date of June 1, 2024. The K2 Loan and Security Agreement includes both financial and non-financial covenants including a minimum cash balance requirement. The Company was in compliance with the debt covenants at September 30, 2021 and expects to be compliant with the debt covenants for the next twelve months. The Company recorded the debt net of $2.5 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which was previously classified as a prepaid asset.

 As of September 30, 2021 and December 31, 2020, the K2 Loan principal balance was $35.0 million and $15.0 million, respectively.

As of September 30, 2021 and December 31, 2020, the carrying value of long-term debt was $35.3 million and $14.9 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at September 30, 2021 ($ in thousands):

2021 (remaining)	$0
2022	0
2023	17,111
2024	17,889
Total Principal Amounts	35,000
Final Fee Due at Maturity	2,132
Unamortized discount, deferred costs and final fee	(1,881)
Total Long-Term Debt, net	$35,251

NOTE 9 – LEASES

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than one year to less than seven years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases include options to renew, with renewal terms that can extend the lease term for five years. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

In September 2021, the Company permanently vacated its office space of approximately 10,000 square feet in Jersey City, New Jersey. The space was vacated because employees have transitioned to long-term remote working arrangements or the Company’s office space in New York, New York. The abandonment of leased space is an indicator of impairment and the Company assessed the lease ROU asset for impairment.

During the three months ended September 30, 2021, the Company recorded non-cash impairment charges related to the impairment of the lease ROU assets of $0.6 million, which is recorded in general and administrative expenses.

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating leases
Operating lease expense	$726	$2,177
Variable lease expense	117	364
Total operating lease expense	$843	$2,541

The following table summarizes the balance sheet classification of leases at September 30, 2021 (in thousands):

Operating leases
Operating lease right-of-use assets	$9,002

Operating lease liabilities, current[1]	$2,541
Operating lease liabilities, non-current	10,284
Total operating lease liabilities	$12,825
1.	Included in other current liabilities.

The following table presents other information on leases as of September 30, 2021 and December 31, 2020:

	2021	2020
Weighted average remaining lease term, operating leases	5.5 years	6.1 years
Weighted average remaining lease term, finance leases	—	0.1 years
Weighted average discount rate, operating leases	7.03%	7.04%
Weighted average discount rate, finance leases	0.00%	0.00%

Maturities of lease liabilities were as follows as of September 30, 2021 (in thousands):

Operating Leases
2021 (remaining)	$831
2022	3,359
2023	2,689
2024	2,218
2025	2,147
Thereafter	4,245
Total lease payments	15,489
Less:
Imputed interest	(2,664)
Total lease liabilities	$12,825

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Nine Months Ended September 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$2,371
Financing cash flows finance leases	$1

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $0.7 million at September 30, 2021. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $23.8 million of future services under these agreements at September 30, 2021, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations which in total range from $12.5 million to $13.6 million and include signed orders for capital equipment.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$2,377	$1,774	$6,791	$4,636
General and administrative	1,866	1,511	6,031	3,891
Total stock-based compensation	$4,243	$3,285	$12,822	$8,527

At September 30, 2021, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $39.4 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.63 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee Stock Options:
Risk-free interest rate	1.17%	0.49%	0.92%	1.47%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	114.06%	112.02%	113.23%	110.81%
Weighted-average fair value of stock options granted	$5.62	$9.29	$11.00	$11.89

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2019	4,763,062	$6.36	8.10	$36.63
Granted	2,453,506	$14.06
Exercised	(261,260)	$3.99
Cancelled	(257,381)	$9.99
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Granted	2,613,418	$13.07
Exercised	(313,634)	$5.05
Cancelled	(696,531)	$12.10
Balances, September 30, 2021	8,301,180	$10.28	6.93	$4.41

Vested and expected to vest, September 30, 2021	8,301,180	$10.28	6.93	$4.41
Exercisable at September 30, 2021	4,150,372	$8.60	5.81	$3.55

The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020, was $1.2 million and $2.4 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $1.6 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

NOTE 12 – IN-PROCESS RESEARCH AND DEVELOPMENT

In December 2020, the Company completed the sale of Evofosfamide which was previously classified as In-process research and development - held for sale. In connection with sale, the Company recorded a loss on assets held for sale of $2.0 million which was the difference between the carrying value and the consideration received.

NOTE 13 – SUBSEQUENT EVENTS

In October 2021, the Company received notice from Vertex that Vertex had decided to terminate the Vertex Collaboration Agreement. The termination of the Vertex Collaboration Agreement was effective on October 29, 2021.

Pursuant to the terms of and upon the Company’s entry into the Collaboration Agreement, Vertex paid the Company an upfront payment of $38.0 million, which included proceeds from a concurrent equity investment. Subsequent to the termination the Company has no outstanding performance obligations to Vertex and the Company expects to recognize the remaining deferred revenue balance of $14.6 million at September 30, 2021 into research and development revenue in the fourth quarter of 2021.

For additional information about the Vertex Collaboration Agreement, see Note 3, “Research and Development Agreements” included in this Quarterly Report on Form 10-Q.

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

As of our December 2020 update, no cardiac AEs or abnormalities in cardiac biomarkers have been noted thus far. The most commonly reported AEs that may be causally related among the 4 dosing cohorts to date and for which source-verified data were available include the following: fatigue (n=3), AST increased (n=2) at 0.5 μg/kg and 1 μg/kg, and chills (n=2). These most commonly reported AEs were all of grade 1 or 2 severity. No cases of CLS (any grade) were observed. One subject with metastatic breast cancer in cohort 2 (1.0 µg/kg) remained on treatment for 10 cycles with stable disease; although she had unmeasurable disease by RECIST criteria, she had three sub-centimeter hepatic lesions that disappeared at the end of cycle 8 before she discontinued at cycle 10. This subject had received three prior HER-2 targeting regimens which initially included pertuzumab plus trastuzumab followed by trastuzumab and TDM1 as monotherapies. As of our December 2020 update, 15 subjects have discontinued for disease progression and one subject is too early to evaluate. The HER2-positive breast cancer expansion cohort initiated as of November 2021 at a dose of 10.0 μg/kg (anticipated to be a therapeutic dose level). Dose escalation will continue to determine the recommended Phase II dose while the breast cancer expansion cohort collects efficacy and safety data.

We are encouraged by the safety profile to date in these heavily pretreated subjects and believe the study has reached clinically active dose levels.

Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) filed an IND for TAK-169, now known as MT-0169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019.

In April 2021, we received notice from Takeda that Takeda had decided to terminate the Development Collaboration and Exclusive License Agreement by and between the Company and Takeda, dated September 18, 2018, as amended (the “Collaboration Agreement”) to co-develop one or more products incorporating or comprised of one or more SLT-A fusion proteins targeting CD38 for the treatment of patients with diseases such as multiple myeloma. Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to MT-0169, by entering into an agreement for such rights pursuant to the termination provisions of the Collaboration Agreement. In August 2021, we assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Collaboration Agreement. Following the transfer of the full MT-0169 rights to us, we will owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. We will also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

MT-0169 is in an ongoing Phase 1 study in relapsed/refractory multiple myeloma and non-Hodgkins lymphoma with dose escalation planned through six dose cohorts, in which the first subject was dosed in February 2020. Patient enrollment in the 50 μg/kg cohort in relapsed/refractory multiple myeloma has resumed following the transfer of the IND to us in August 2021. We continue to see pharmacodynamic activity with MT-0169.

We filed an IND for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients was initiated in July 2021. The Phase 1 study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial in the United States. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the tumor microenvironment are eligible for enrollment. The starting dose is 16.0 mcg/kg with patient enrollment in this cohort currently ongoing. Following determination of the maximum tolerated dose (MTD) or recommended Phase 2 dose, expansion cohorts are planned to evaluate MT-6402 as a monotherapy in tumor-specific and tumor-agnostic cohorts.

We expect to provide an update on MT-5111, MT-0169 and MT-6402 by the end of this year and expect to provide periodic updates throughout 2022. We continue to advance our pipeline of next-generation ETBs targeting CTLA-4, TIGIT, TROP2, SLAMF-7, CD20, and CD45.

Our trials and plans for our ETB product candidates, including MT-5111, MT-0169, and MT-6402, which utilize next-generation ETB technology, are not affected by the discontinuation of our first-generation ETB, MT-3724, which occurred in April 2021. Next-generation ETB scaffolds have been designed to reduce or eliminate the propensity for innate immunity, including CLS. To date, we have observed no cases of CLS (any grade) in human subjects who have been dosed with MT-5111, MT-0169 or MT-6402.

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

We are carefully and continually evaluating the potential individual patient risk associated with continuing to enroll in our existing clinical studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. Our Phase 1 studies for MT-5111, MT-0169 and MT-6402 are open and able to treat enrolled subjects and screen new subjects.

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

Overall, COVID-19 led to a significant slowdown in the pace of site initiations and patient enrollment into our clinical trials. The degree of disruption was, and continues to be, variable by geography and individual clinical site, with some sites screening and enrolling only subjects with an urgent need for treatment, and some attempting to operate as usual. The COVID-19 pandemic resulted in a significant slowdown in the pace of site initiations and patient enrollment across the MT-0169 program, which had a temporary pause in the activation of new study sites and new patient enrollment (along with most of Takeda’s other early-stage studies) due to COVID-19 and was reinitiated in the fourth quarter of 2020. To date, screening and enrollment for the MT-5111 Phase I study, which remained open throughout the pandemic, has been less adversely affected than the MT-0169 studies were during 2020. Our Phase 1 study of MT-6402 was recently initiated in July 2021. To date, we have been able to continue to work at our cGMP manufacturing facility and laboratories without significant interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of our preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

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

In April 2021, we received notice from Takeda that Takeda decided to terminate the Takeda Development and License Agreement. Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to MT-0169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Takeda Development and License Agreement. The termination of the Takeda Development and License Agreement was effective August 4, 2021. As of the same date, we assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Takeda Development and License Agreement. Following the transfer of the full MT-0169 rights to us, we will owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. We will also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

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

We received an upfront fee of $1.0 million and an additional $2.0 million following the designation of each of the two targets in December 2017. As of September 30, 2021, we have received $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement.

The Takeda Multi-Target Agreement also provides for potential additional future payments based upon the exercise by Takeda of certain options and our achievement of various development, regulatory and sales milestone events, and potential royalty payments and contingency fees as further described in Note 3 “Research and Development Agreements”, of our previously filed Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021.

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

Pursuant to the terms of and upon the Company’s entry into the Vertex Collaboration Agreement, Vertex paid us an upfront payment of $38.0 million, which included proceeds from a concurrent equity investment pursuant to a Share Purchase Agreement (the “SPA”), described further below. In addition to the upfront payments, we had the opportunity to receive an additional $22.5 million through the exercise of the options to license ETB products or to add an additional target. We would have provided, and Vertex would have reimbursed us for, certain mutually agreed manufacturing technology transfer activities.

We also had the opportunity, for each target under the Vertex Collaboration Agreement, to receive up to an additional $180.0 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $70.0 million in milestone payments upon the achievement of certain sales milestone events. We also would have been entitled to receive, subject to certain reductions, tiered mid-single digit royalties as percentages of calendar year net sales, if any, on any licensed product.

We would have been responsible for conducting the research activities through the designation of one or more development candidates. If Vertex had exercised its option for a development candidate, Vertex would have been responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate. In connection with the Company’s entry into the Vertex Collaboration Agreement, we and Vertex entered into the SPA pursuant to which Vertex purchased 1,666,666 shares of our common stock, par value $0.001 per share, at a price per share of $9.00. The issuance of these shares was pursuant to a private placement exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

In October 2021, the Company received notice from Vertex that Vertex had decided to terminate the Vertex Collaboration Agreement. The termination of the Vertex Collaboration Agreement was effective October 29, 2021.

For more information concerning our collaboration agreements, refer to Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2021, included in this Quarterly Report on Form 10-Q.

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

For more information concerning this collaboration agreement, refer to Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2021, included in this Quarterly Report on Form 10-Q.

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

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2021, included in this Quarterly Report on Form 10-Q.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we or our collaboration partners develop, including MT-5111, MT-0169, MT-6402 and other pre-clinical ETB candidates, until we obtain regulatory approval and commercialize such biologics. Our revenue consists principally of collaboration revenue and grant revenue.

Research and Development revenue primarily relates to our collaboration agreements with Takeda, Vertex and Bristol Myers Squibb which are accounted for using the percentage-of-completion cost-to-cost method.

Grant revenue relates to our CPRIT grant for a CD38 ETB (MT-0169). CPRIT grant funds for MT-0169 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as unbilled revenue.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-5111, MT-0169 and/or MT-6402 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage drugs or biologics. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and estimated costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;
•	the terms and timing of regulatory approvals; and
•	the ability to market, commercialize and achieve market acceptance for MT-5111, MT-0169, MT-6402 or any other ETB candidate that we or our collaboration partners may develop in the future.

Any of these variables with respect to the development of MT-5111, MT-0169, or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the FDA the European Medicines Agency (“EMA”) or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development revenue, related party	$—	$1,566	$13,136	$4,962
Research and development revenue, other	2,379	2,732	7,597	7,176
Grant revenue	—	—	—	3,210
Total revenue	$2,379	$4,298	$20,733	$15,348

Research and Development Revenue – from related party

The decrease in research and development revenue – from related parties for the three months ended September 30, 2021 and increase for the nine months ended September 30, 2021 was due to timing of research and development revenues related to the Takeda Development and License Agreement (MT-0169).

For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2021, included in this Quarterly Report on Form 10-Q.

Research and Development Revenue – other

The decrease for the three months ended September 30, 2021 and increase for the nine months ended September 30, 2021 in research and development revenue – other is a result of revenue associated with our Vertex Collaboration Agreement and BMS Collaboration Agreement.

For more information about our collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2021, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The decrease in grant revenue for the nine months ended September 30, 2021 was primarily due to the Company not incurring additional expenses for the CD38 CPRIT Agreement grant during the nine months ended September 30, 2021.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$22,881	$19,622	$65,328	$70,667
General and administrative expenses	9,027	7,547	26,178	19,606
Total operating expenses	$31,908	$27,169	$91,506	$90,273

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Program costs	$8,192	$7,554	$22,783	$35,938
Employee compensation	10,774	9,304	31,956	24,529
Laboratory costs	1,545	937	4,102	2,932
Other research and development costs	2,370	1,827	6,487	7,268
Total research and development expenses	$22,881	$19,622	$65,328	$70,667

Research and development (“R&D”) expenses increased $3.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in employee compensation and decreased $5.3 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to a decrease in program costs related to the discovery and development of ETBs, partially offset by an increase in employee compensation.

Program costs increased $0.6 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and decreased $13.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The program costs primarily driving the increase for the three months ended September 30, 2021 were $1.8 million for MT-0169, $1.6 million for MT-6402, $1.3 million for CTLA-4 and $0.1 million for BMS partially offset by decreases of $2.2 million for MT-3724, $0.7 million for next generation CD-20, $0.5 million for MT-5111, $0.5 million for Vertex, $0.3 million for SLAMF-7 and $0.1 million for other programs. The program costs primarily driving the decrease for the nine months ended September 30, 2021 were $8.4 million for MT-3724, $6.2 million for MT-0169, $1.6 million for MT-6402, $1.0 million for MT-5111, $0.5 million for SLAMF-7, partially offset by increases of $3.5 for CTLA-4 and $1.1 for next generation CD-20.

Headcount increased in R&D 8% from September 30, 2020 to September 30, 2021 in support of collaboration research and additional support staff. This staffing increase resulted in an increase in employee compensation costs of $7.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, respectively.

Other R&D costs decreased $0.8 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, respectively. This decrease was driven by lower consulting and recruiting fees.

General and Administrative Expenses

General and administrative expenses increased $1.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and $6.6 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The main driver of this increase being payroll and related costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and other income, net	$175	$167	$308	$925
Interest expense	(1,033)	(521)	(2,301)	(1,229)
Loss on extinguishment of debt	—	—	—	(1,237)
Total nonoperating activities	$(858)	$(354)	$(1,993)	$(1,541)

Interest and Other Income and Interest Expense

The increase in interest and other income for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to higher interest related to our marketable securities. The decrease in interest and other income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily due to lower interest related to our marketable securities.

The increase in interest expense for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was primarily due to the increase in our debt holdings.

The decrease in loss on extinguishment of debt for the nine months ended September 30, 2021, is in connection with the repayment of the Perceptive Credit Facility during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-5111, MT-0169, MT-6402 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and drug or biologic candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our drugs or biologics, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we cannot forecast which drugs or biologics, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partners, we believe such investment is strategically aligned with increasing the value of our technology. For the nine months ended September 30, 2021 and 2020, we incurred net losses of $72.8 million and $76.5 million, respectively. At September 30, 2021, we had an accumulated deficit of $341.8 million.

To date, we have financed our operations through public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaboration agreements, as well as funding from governmental bodies and bank and bridge loans.

In May 2020, we entered into a debt financing facility for up to $45.0 million with K2 HealthVentures, a healthcare-focused specialty finance company (the “K2 Loan and Security Agreement”). The K2 Loan and Security Agreement is drawable in three tranches subject to the satisfaction of the terms and conditions therein. The first tranche of $15.0 million was drawn at the initial closing. The second tranche of $20.0 million was drawn in May 2021, at our option and was subject to the achievement of certain clinical milestones, which we had achieved. The third tranche of $10.0 million may become available subject to lender consent and certain additional conditions prior to December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. Monthly payments commenced on July 1, 2020 and payments will be interest only until July 1, 2023. Thereafter, the loan shall amortize monthly such that the principal amount of the loan and interest accrued thereon shall be fully amortized by the loan’s maturity date of June 1, 2024.

In July 2020, we raised gross proceeds of approximately $50.0 million through at-the-market sales (“ATM”) of our common stock pursuant to our ATM facility. We sold approximately 3.6 million shares of our common stock at a purchase price of $12.00 per share and 0.5 million shares at a purchase price of $12.70, in each case the market price at the time of sale. These sales constituted the full available dollar amount under our then-current ATM facility, and with such completion, this ATM facility has been terminated.

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

At September 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $175.4 million and $93.9 million, respectively. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Nine Months Ended September 30, 2021 and 2020

The table below summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by/(used in) operating activities	$(7,926)	$(62,291)
Net cash used in investing activities	(82,253)	(47,869)
Net cash provided by financing activities	92,554	58,787
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,375	$(51,373)

The decrease in net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to an decrease in deferred revenue primarily from the BMS Collaboration Agreement.

The increase in net cash used in investing activities for the nine months ended September 30, 2021 was primarily due to increased investment activity in marketable securities.

The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock and debt.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $341.8 million at September 30, 2021. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-5111, MT-0169 and MT-6402, our collaboration with BMS, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the ongoing Phase I study of MT-5111;
•	continue clinical development of MT-0169, an ETB biologic candidate to which we have full rights, and support the ongoing Phase I study;
•	support the PD-L1 program and the ongoing Phase I study for MT-6402;

•	continue the research and development of our other ETB candidates, such as other CD20 targeted molecules, including completing pre-clinical studies and commencing clinical trials;
•	research activities through the designation of the development candidate(s) with Bristol Myers Squibb;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
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

Because of the numerous risks and uncertainties associated with the development of MT-5111, MT-0169 and MT-6402, our collaboration with Bristol Myers Squibb and our other pre-clinical programs, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-5111, MT-0169, MT-6402 or our other pre-clinical programs will depend on many factors, including:

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, “Organization and Summary of Significant Accounting Policies”, to our unaudited condensed financial statements for the September 30, 2021, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2021, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
o

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations, including those with Takeda and Bristol Myers Squibb, and to license or partner with new strategic partners. For the nine months ended September 30, 2021, our research and development revenue from our strategic collaborations was $20.7 million. If, disputes arise between us and our partners in such agreements, there may be increased costs due to related litigation or if we decide to fund such programs ourselves. Disputes with partners may lead to substantial delays or possible termination of such agreements or related clinical trials and the need to seek a new partner for the development or commercialization of such drug or biologic candidate. In addition, if commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs or biologics, and if we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $72.8 million for the nine months ended September 30, 2021. At September 30, 2021, we had an accumulated deficit of $341.8 million.

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

We currently have federal net operating loss (“NOL”) carryforwards, which will begin to expire in 2024, if not utilized, and the remainder of which can be carried forward indefinitely. Tax loss carryforwards that were created prior to December 31, 2017 expire through 2037, all tax loss carryforwards created after that date do not expire. In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. Certain NOL carryforwards from 2017 and earlier periods are subject to annual limitations due to an ownership change under Section 382 of the Code in that year. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of future ownership changes. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We have incurred net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-5111, is currently being tested in a Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted SLT-A fusion protein, MT-0169, initially developed in collaboration with Takeda under the name TAK-169, is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in PD-1/PD-L1 antibody relapsed/refractory patients, which began dosing patients in the third quarter of 2021. The remainder of our drug or biologic candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations with a similar class of immunotoxins or ETBs, the adverse events considered to be important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, infusion-related reactions (IRR), reproductive risks, capillary leak syndrome (CLS) and cytokine release syndrome (CRS). The important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, IRR, reproductive risks, and immune-related adverse reactions. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-5111, MT-6402 and MT-0169, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns, adverse effects or events, or severe adverse events including deaths, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions.  The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-5111, MT-6402 or MT-0169 will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for MT-5111 or other ETB product candidates.

Even if approved in the future, MT-5111, MT-6402 or MT-0169 may carry boxed warnings or other precautions regarding the risk of CLS. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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

Some of our ETB product candidates have shown in clinical trials to induce adverse events. The adverse events considered to be important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS. The important or potential risks of MT-

6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, IRR, reproductive risks, and immune-related adverse reactions. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

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

We are subject to the risks inherent in engaging in business across national boundaries, due in part to our clinical trials, some of which were previously open abroad and may be opened abroad in the future, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns, pandemics, changes in or interpretations of local law, varying data protection requirements, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the US.

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

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the recent transition to a new Democrat-led presidential administration created further uncertainty in the health care and biopharmaceutical industries. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

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

In addition, in December 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” The federal courts’ interpretation of certain provisions of the CREATES Act, remain uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical or biological products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug or biologic candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologic products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including from December 22, 2018 through January 25, 2019, and congressional impasses periodically threaten to cause future government shutdowns. When a shutdown occurs, certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Moreover, recent shutdowns or slowdowns caused by the federal response to the COVID-19 pandemic can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

                On September 16, 2011, the Leahy-Smith America Invents Act, or AIA was signed into law. Under the AIA, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that filed or files a patent application in the USPTO after March 16, 2013 but before we file an application could therefore be granted a patent covering an invention of ours even if we had made the invention before it was made by the third party. Since patent applications in the United States and most other countries are confidential at least 18 months after filing, we cannot be certain that we were the first to file any patent application related to our drug or biologic candidates

The AIA also provides a process known as inter partes review, or IPR, which has been used by many third parties to challenge and invalidate patents. The IPR process is not limited to patents filed after the AIA was enacted and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued or filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures, e.g., an IPR, to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a district court action.

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

Our research and development activities and commercial success depends in part on our ability to develop, manufacture, market and sell our drug or biologic candidates and use our proprietary technology without infringing the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. We are currently not aware of U.S. or foreign patents or pending patent applications that are owned by one or more third parties and that cover our ETB drug or biologic candidates or therapeutic uses of those ETB drug or biologic candidates. In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications. If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our drug or biologic candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our drug or biologic candidates, including MT-5111, MT-6402, or MT-0169, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. In addition to the BMS Collaboration Agreement, we have a multi-target research and development collaboration ongoing with Takeda and expect to seek to collaborate with other partners in the future. Even if we are successful at entering into one or more additional collaborations with respect to the development and/or commercialization of one or more drug or biologic candidates, there is no guarantee that any of these collaborations will be successful. We believe collaborations allow us to leverage our resources and technologies and we anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partner. Collaborations may pose a number of risks, including the following:

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

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-5111, MT-0169, MT-6402 and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Roche/Genentech, Merck, Bayer, Takeda, AbbVie,  Seagen, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, Astra Zeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, ADC Therapeutics, Bluebird Bio, Gilead, ZymeWorks, Forty Seven, Epizyme, GlaxoSmithKline, Incyte, TG Therapeutics, Versatem and F-Star. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-5111, MT-0169, MT-6402 or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug or biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-5111, MT-0169 or MT-6402 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for MT-5111, MT-0169, MT-6402 or any other of our future drugs or biologics to compete with these products. Failure of MT-5111, MT-0169, MT-6402 or any other of our drug or biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile, and disruptions in the financial markets in general and more recently due to the COVID-19 pandemic have further increased such volatility. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-5111, MT-0169, MT-6402 or other drug or biologic candidates, and delays or failures to obtain such approvals;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, a total of 56,297,967 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

As of September 30, 2021, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 51% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At September 30, 2021, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At September 30, 2021, we had 262 full-time employees and 1 part-time and temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

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

Molecular Templates, Inc.

Date: November 15, 2021	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: November 15, 2021	/s/ Sean McLennan
Sean McLennan
Interim Chief Financial Officer