Form 10-K
period 2021-12-31
Molecular Templates, Inc.
filed 2022-03-29
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing price of $7.82 of the common stock on The Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $265,627,320. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 23, 2022 there were 56,305,049 shares of the registrant’s common stock outstanding.

Auditor Name: Ernst & Young LLP	Auditor Firm ID: 42	Auditor Location: Austin, Texas

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2021 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Molecular Templates, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•

the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-5111, MT-0169 and other engineered toxin body (“ETB”) biologic candidates;

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

ETBs combine the specificity of an antibody with SLTA’s potent mechanism of cell destruction. Based on the disease setting, Molecular has created ETBs that have reduced immunogenicity and are capable of delivering additional payloads into a target cell. Immunogenicity is the ability of a foreign substance to provoke an immune response in a host. ETBs have relatively predictable pharmacokinetic, or PK, profiles and can be rapidly screened for desired activity in robust cell-based and animal-model assays. Because SLTA can induce internalization against non- and poorly-internalizing receptors, the universe of targets for ETBs should be substantially larger than that seen with antibody-drug conjugates, or ADCs, which are not likely to be effective if the target does not readily internalize the ADC payload.

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

Molecular’s initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. Molecular is developing ETBs for various targets, including PD-L1, HER2, and CD38. PD-L1 is central to immune checkpoint pathways and is a validated target expressed in a variety of solid tumor cancers. HER2 is clinically validated as a target for the treatment of solid tumors including breast and gastric cancer. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma. MT-6402 (ETB targeting PD-L1), MT-5111 (ETB targeting HER2), and TAK-169, now known as MT-0169 (ETB targeting CD38) are all in ongoing Phase I studies. Molecular expects to provide periodic updates on these studies throughout 2022. Molecular continues to advance its pipeline of next-generation

ETBs targeting CTLA-4, TIGIT, TROP2, BCMA, SLAMF-7, and CD45 with a potential IND filing for its CTLA-4 program in the second half of 2022.

Molecular has built up multiple core competencies around the creation and development of ETBs. Molecular developed the ETB technology in-house and continues to make iterative improvements in the scaffold and to identify new uses of the technology. Molecular also developed the proprietary process for manufacturing ETBs under Current Good Manufacturing Practice, or cGMP, regulatory standards and continues to make improvements to its manufacturing processes. Molecular has conducted multiple cGMP manufacturing runs with its compounds and believes this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

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

Molecular’s Differentiated Approach

Molecular was founded on the principle that differentiated mechanisms of action are crucial for improving outcomes in oncology. Molecular has created a new ETB scaffold with a differentiated mechanism of action, coupled with a relatively predictable PK profile. Molecular’s ETB scaffold permits rapid screening for lead identification and easily scalable production, which Molecular believes offers an opportunity to provide meaningful clinical benefits in oncology with more cost-efficient research and development than current treatments. Molecular believes the differentiated biological activity inherent to the ETB scaffold, particularly the ability to induce internalization and employ a differentiated mechanism of cell kill, may allow for differentiated clinical benefit in patients as monotherapy and in combination with standard of care therapies.

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
•

Molecular’s ability to create lead ETBs to well-validated targets reduces the risk of target-mediated side effects and increases the likelihood of obtaining meaningful clinical benefit. Molecular has deployed its technology against targets in oncology that are central to disease progression and that are known to persist after a given modality has failed. Molecular believes these targets reduce the risk of clinical failure from either unacceptable target-mediated adverse events or from a failure to impact disease outcome because of loss of the target. For example, Molecular’s compound, MT-6402, targets the PD-L1 protein, found on the surface of tumor and immune cells in the tumor microenvironment (TME).  PD-L1 is a validated target, as evidenced by the development of PD-1 and PD-L1 inhibitors, some of the most useful new therapies that the U.S. Food and Drug Administration (FDA) has approved over the past decade for treatment of patients with cancer.  Destruction of PD-L1 expressing tumors and immune cells is also expected to be a tolerable strategy for patients, with immune-related adverse events anticipated to occur in a manner similar to the approved checkpoint inhibitors. PD-L1 expression is not ubiquitously found in the tumors of cancer patients, but it does not typically reduce over time in those where it is found and it appears to increase in response to other cancer therapies such as cytotoxic chemotherapy or radiation therapy.  Molecular chose targeting of PD-L1 because of its relationship to modifying immune surveillance of tumors, its limited normal tissue expression, the known and manageable toxicity profile associated with checkpoint inhibition, and the persistence of PD-L1 expression even after prior treatment failure.  Molecular used a similar rationale in the selection of Molecular’s current pipeline, including ETBs targeting TROP-2, TIGIT, and BCMA, which are targets central to disease outcome that persist after a given modality has failed.

•

Molecular’s ETB platform allows Molecular to identify ETBs to target and select patients in the Phase I clinical trials that phenotypically match that ETB program. Molecular can screen a library of single chain variable fragments, or scFvs, expressed in Molecular’s ETB scaffold to a given target. The pharmacokinetic profile of these compounds is similar and relatively predictive in humans based on animal models. Once the lead is selected and Investigational New Drug Application, or IND-enabling studies are completed, Molecular can enrich a Phase I clinical trial with only patients expressing the target of the ETB. In these Phase I clinical trials, Molecular can get a faster read on the candidate’s safety as well as efficacy than is possible in many drug development programs.

Molecular’s Strategy

Molecular’s goal is to bring the right ETBs to the right patients to provide long-lasting benefits that ultimately improve patients’ lives. To achieve its goal, Molecular is:

•

Implementing development strategies that capitalize on the differentiated pharmacological features of Molecular’s ETB technology and the validated nature of the targets it has chosen. Molecular believes the target specificity of its ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profiles will provide opportunities for the clinical development of these agents to address multiple cancer types. For example, Molecular is developing MT-6402 as a single agent therapy for relapsed and refractory solid tumors that express PD-L1 on the tumor or on immune cells in the TME. The targeting of this checkpoint has been demonstrated to confer clinical benefit in a wide variety of settings.  MT-6402’s differentiated mechanism of action, safety, and pharmacological profile targeting PD-L1 may provide an advantage over other modalities.  Given the unique mechanism of direct cell kill via ribosome inactivation and by sensitizing cytotoxic T lymphocytes to these PD-L1 cells by forcing expression of the pp65 CMV antigen, Molecular believes there is the potential for combination drug strategies, particularly with PD-1 inhibitors.  Further, based on the safety data seen to date with ETB’s, Molecular believes the different PK profiles of its ETBs may allow them to be more appropriate therapies for certain patient populations, particularly those who are unable to tolerate intensive chemotherapy as primary therapy.  Molecular believes all of these attributes will enable Molecular to pursue development strategies not feasible with other therapeutic approaches.

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

•

Maximizing the value of Molecular’s early pipeline through the continual improvement of Molecular’s technology. Since its founding, Molecular has made substantial progress in improving its ETB technology. Molecular has created a proprietary SLTA that has been heavily modified to dramatically reduce innate and adaptive immunogenicity and is utilized in Molecular’s clinical-stage ETBs. In addition, new approaches have been developed for the genetic fusion of the SLTA and antibody domain that enhance the potency of Molecular’s ETBs. Molecular has also developed ETBs like MT-6402 that have the ability to deliver foreign class I antigens into target cells for expression in complex with MHC class I molecules on the target cell’s surface. Molecular has shown preclinically that certain foreign antigens can be functionally recognized by endogenous human T-cells thereby enabling a potentially new and differentiated approach to immuno-oncology.

•

Building a fully integrated discovery-to-commercial biopharmaceutical company focused on compounds with unique and differentiated biology. Molecular believes that differentiated mechanisms of action are crucial for improving outcomes in cancer and other serious diseases. Molecular has created a robust translational platform that Molecular believes allows it to create a sustainable, novel pipeline of ETBs with differentiated mechanisms of tumor destruction, relatively predictable PK, and scalable and economical manufacturing. If MT-6402, MT-5111, MT-0169 or any future drug candidates Molecular may develop are approved, Molecular will consider commercializing them itself in select markets.

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

ETBs appear to induce the internalization of non- or poorly-internalizing targets, have a differentiated mechanism of action (enzymatic and irreversible ribosome inactivation), have relatively predictable PK profiles and can be readily manufactured to cGMP standards. From a library of antibody targeting domains, Molecular’s research and design platform allows for the comprehensive in vitro selection of a lead ETB to a given target based on affinity and specificity, potency and expression. Lead selection is confirmed through the use of animal models to verify PK, absorption, distribution, metabolism and excretion (ADME), and potency. ETBs possess potent direct cell killing effects via a differentiated mechanism of action, can force receptor internalization, and can be used to deliver payloads such as foreign class I antigen to the cytosol.

In all clinical-stage ETBs, Molecular utilizes a highly potent and proprietarily de-immunized SLTA scaffold that elicits significantly reduced innate and adaptive immunogenic responses as demonstrated in preclinical and animal studies. For indications where tumors have been demonstrated to be sensitive to T-cell engagement, Molecular has developed ETBs that deliver foreign class I viral antigens for presentation on the surface of the tumor: Molecular’s Antigen Seeding Technology (AST), a differentiated approach to immune-oncology. Molecular has integrated its AST into the PD-L1 targeting ETB, MT-6402, and continues to build out animal models to further validate and screen additional ETB candidates to support this approach.

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

MT-6402 – ETB Targeting PD-L1

Overview

PD-L1 is a focal point for immuno-oncology checkpoint antibodies; its expression on tumors is known to downregulate CD8 T-cell activity against tumor cells. In Molecular’s ETB program targeting the PD-L1 receptor, Molecular has focused on targeting PD-L1 with a direct cell kill approach rather than using it to induce an immune response. In addition, Molecular has integrated its Antigen Seeding Technology to the PD-L1 targeting ETB in order to induce targeted tumors to express CMV antigen in complex with MHC-I on the tumor cell surface thereby redirecting an endogenous CMV-specific T-cell response to the tumor.  Molecular believes that targeting PD-L1 expressing tumors via this dual mechanism of ribosome-inactivation and redirected immunity via CMV-specific T-cell response represents a novel mechanism of action against PD-L1 expressing tumors.

MT-6402 is an ETB consisting of a single chain variable fragment (scFv) with affinity for PD-L1, fused to the enzymatically active de-immunized Shiga-like toxin-A subunit (SLTA) and a class I antigen derived from the human cytomegalovirus (HCMV) pp65 protein. MT-6402 was designed to induce potent anti-tumor effects via PD-L1 targeting through multiple mechanisms that may overcome the limitations of approved checkpoint inhibitors. In preclinical studies, MT-6402 specifically binds and kills both tumor and immune PD-L1 expressing cells in a manner consistent with SLTA mediated cellular cytotoxicity through ribosomal inactivation, independent of checkpoint inhibition. Additionally, MT-6402 alters the immunophenotype of targeted cells by delivering foreign class I antigen from CMV for presentation in complex with MHC class I, which may provoke a CMV-specific immune response against the targeted cells. Third, MT-6402 may rehabilitate the TME and allow for immune recognition of tumors by destroying PD-L1-expressing immune cells in the TME through ribosomal inactivation.

Molecular filed an IND for MT-6402 in December 2020 and the IND was accepted in January 2021. A Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients began in July 2021. The Phase 1 study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial in the United States and had a starting dose of 16.0 μg/kg. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the TME are eligible for enrollment. Following a review of the safety data from cohort 2 (24.0 μg/kg), patient enrollment in cohort 3 initiated at a dose of 32.0 μg/kg.   Following determination of the maximum tolerated dose (MTD), expansion cohorts are planned to evaluate MT-6402 as a monotherapy in tumor-specific and PD-L1 positive basket tumor cohorts.

As of March 2022, 12 patients have been treated across two dose escalation cohorts of 16.0 μg/kg and 24.0 μg/kg in the MT-6402 study of patients with relapsed/refractory tumors that express PD-L1.  Six patients remain on study with five patients awaiting their first efficacy assessment. Regarding safety, no dose limiting toxicities (DLTs) were observed in the six patients treated in the first cohort of 16.0 μg/kg and one DLT of grade 3 dermatitis was observed in one patient in the second cohort at 24.0 μg/kg.  This patient had development of a grade 3 dermatitis of two days duration which began rapidly, 6 days after cycle 1, dose 1.  The patient was treated with systemic steroids and treatment with MT-6402 was held until cycle 2, dose 1, whereupon the patient was re-challenged at the same dose without development of recurrent dermatitis.  Molecular continues to observe pharmacodynamic (PD) effects including monocyte depletion and T cell activation, potentially in a dose-dependent manner.  Regarding efficacy, one patient in cohort 1 with non-small cell lung cancer (NSCLC) had evaluable-only multiple sites of bone disease that appeared to have resolved on bone scan with only one remaining site which showed decreased uptake. This patient remained on MT-6402 up to cycle 8 when increased uptake was noted on bone scan and MT-6402 treatment was discontinued.

In November 2021, MT-6402 was granted Fast Track Designation for the treatment of patients with advanced NSCLC expressing PD-L1. For MT-6402, dose escalation in the Phase 1 study continues as planned.

MT-5111—ETB Targeting HER2

Overview

Molecular has launched additional programs against the key target HER2, which was selected because of its validated role in breast and gastric cancer. Targeting HER2 with different modalities (antibody, small molecule and ADC) has shown clinical benefit, and the target is known to persist after a given modality has failed. The clinical results seen with Kadcyla and Enhertu (ADCs to HER2) strongly suggest that a direct cell kill approach to HER2 can provide significant benefit and be well tolerated in patients. Molecular believes that attacking HER2-expressing tumor cells with a differentiated mechanism of destruction may provide meaningful clinical benefits, even in patients whose disease has progressed on other HER2-targeted modalities. Molecular’s lead HER2 ETB, MT-5111, has shown potent picomolar activity in Kadcyla insensitive HER2+ cell lines and has shown additive or synergistic benefit with Kadcyla in vitro in HER2+ cell lines.

Molecular filed an IND for MT-5111, its ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. Molecular began dosing study subjects in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a MTD is established in Part 1. Molecular most recently provided an update on this study in January 2022. All of the following information on the Phase I study for MT-5111 was as of that update. 30 patients, with a median of 4 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111; patients with breast cancer received a median of 5.5 prior lines of therapy, 4 of which contained HER2- targeting agents (metastatic breast cancer n=11, metastatic biliary tract carcinoma n=6, metastatic gastric/gastroesophageal n=4, metastatic colorectal cancer n=3, metastatic non-small cell lung cancer n=3, metastatic pancreatic cancer n=2, and metastatic uterine cancer n=1). Eight cohorts (0.5, 1.0, 2.0, 3.0, 4.5, 6.75, 10.0, and 13.0 μg/kg/week) have been successfully completed and enrollment for the ninth cohort (17.0 μg/kg) has been initiated. Pharmacokinetic (PK) data confirm the predicted human PK based on non-human primate studies. PK modeling has suggested that doses equal to or greater than 10.0 μg/kg are likely needed for efficacy. To date, Molecular has not observed any cases of capillary leak syndrome (CLS) (any grade) or significant cardiotoxicity in human subjects who have been dosed with MT-5111.

As of Molecular’s January 2022 update, two patients experienced grade 1 troponin elevations without any corresponding symptoms, EKG changes, deterioration in cardiac function on echocardiogram, or other clinical manifestations of cardiac toxicity.  No grade 4 or 5 AEs were reported.  No DLTs were observed. One patient with metastatic breast cancer in cohort 2 (1.0 µg/kg) remained on treatment for 10 cycles with stable disease; although the patient had unmeasurable disease by RECIST criteria, the patient had three sub-centimeter hepatic lesions that disappeared at the end of cycle 8 before the patient discontinued at cycle 10. This patient had received three prior HER-2 targeting regimens which initially included pertuzumab plus trastuzumab followed by trastuzumab and TDM1 as monotherapies. The HER2-positive breast cancer expansion cohort initiated in November 2021 at a dose of 10.0 μg/kg. Dose escalation will continue to determine the MTD, while the breast cancer expansion cohort collects efficacy and safety data.

Molecular is encouraged by the safety profile to date in these heavily pretreated subjects and believes the observed PK in patients suggests potentially clinically active dose levels.

MT-0169—ETB Targeting CD38

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

Daratumumab (trade name Darzalex®), an anti-cancer drug originally developed by Genmab, received FDA approval for the treatment of multiple myeloma in 2015. Daratumumab is a monoclonal antibody that binds CD38 on multiple myeloma cells and induces cell death indirectly. Approval was supported by a Phase II pivotal trial in fourth line myeloma patients and subsequent randomized studies in earlier lines of myeloma therapy. A careful analysis of this study’s results reveals that CD38 expression persists after patients have progressed on daratumumab and that the myeloma cells of patients who relapsed after daratumumab treatment showed an increase in cell surface receptors (CD55 and CD59) that inhibit daratumumab’s ability to recruit an immune response to the myeloma cells (Nijhof et al., 2016). Persistence of a surface marker that is central to disease strongly suggests that a different modality targeting that surface marker and that is not cross-resistant to antibody therapy may provide substantial clinical benefit in myeloma.

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

Molecular was developing MT-4019, an ETB that specifically targets CD38. Upon signing the Development Collaboration and Exclusive License Agreement, dated September 18, 2018, as amended (the “Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) in September 2018, TAK-169, now known as MT-0169, an ETB that was jointly discovered with Takeda, became the lead CD38 ETB. The compound was evaluated in many of the same preclinical assays as daratumumab. The mechanism of action of MT-0169 is wholly different than daratumumab, and Molecular believes that MT-0169 may be active in CD38+ myeloma patients that have failed treatment with an anti-CD38 antibody.

The proposed development plan for MT-0169 is modeled on that of daratumumab. After a robust response rate in its Phase I trial, daratumumab was granted Breakthrough Therapy Designation, and its expanded Phase II trial (N=106) was considered sufficient for registration. If similar efficacy is seen with MT-0169, Molecular believes it may be possible to pursue a similar accelerated approval strategy via a Phase II clinical trial.

In 2019, Molecular and its partner Takeda presented preclinical data on MT-0169 at the American Association of Cancer Research (AACR) annual meeting, the IND for MT-0169 was accepted by the FDA in June 2019, and Takeda initiated a Phase 1 study in relapsed/refractory multiple myeloma in the fourth quarter of 2019. In December 2019, the FDA granted Orphan Drug Designation to MT-0169 for the treatment of multiple myeloma. Phase I dosing for MT-0169 began in the first quarter of 2020, was paused in March 2020 due to the COVID-19 pandemic and was re-initiated during the fourth quarter of 2020.

In April 2021, Molecular received a notice of termination from Takeda for the Collaboration Agreement. Following receipt of the termination notice from Takeda, Molecular notified Takeda of its intent to assume full rights to MT-0169, by entering into an agreement for such rights pursuant to the termination provisions of the Collaboration Agreement. In August 2021, Molecular assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Collaboration Agreement. Following the transfer of the full MT-0169 rights to Molecular, Molecular will owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. Molecular will also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

Upon approval of a revised protocol, Molecular will continue to conduct the ongoing Phase 1 study for MT-0169 in relapsed/refractory multiple myeloma and non-Hodgkins lymphoma with dose escalation planned through six dose cohorts, in which the first patient was dosed in February 2020. Patient enrollment in the 50 μg/kg cohort in relapsed/refractory multiple myeloma originally resumed following the transfer of the IND to Molecular in August 2021. As of Molecular’s November 2021 update, five multiple myeloma patients have been treated to date, with CD38+ NHL patients to be dosed in addition to myeloma patients as part of a protocol amendment. Two cardiac adverse events were observed that meet criteria for DLTs. Both evaluations were triggered by asymptomatic elevations in high-sensitivity troponin values. As previously disclosed, the first DLT was an asymptomatic, rapidly reversible episode of myocarditis that did not require treatment. The second DLT was an asymptomatic, reversible non-ischemic cardiomyopathy. Molecular believes both DLTs may be due to activity against low CD38-expressing cells in the cardiac endothelium. Molecular has not seen evidence of any clinically relevant cardiac adverse event such as myocarditis or cardiomyopathy in any other ETB program (MT-3724, MT-6402, MT-5111) at any dose.

A more rapid and complete elimination of CD38+ NK cells (a known PD marker for CD38-targeting therapeutics) was observed in the first five patients than had been predicted from in vitro and in vivo models, suggesting that the starting dose of 50 mcg/kg is higher than required.

A revised protocol was submitted to explore a lower dose of MT-0169 to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit.

We expect to provide periodic updates on MT-6402, MT-5111, and MT-0169 throughout 2022.

ETB Pipeline

We continue to advance our pipeline of next-generation ETBs targeting CTLA-4, TIGIT, TROP2, BCMA, SLAMF-7, and CD45.

ETB Research & Development Partnerships

Previous Agreements

On September 18, 2018, Molecular entered into a Development Collaboration and Exclusive License Agreement, as amended (the “Takeda Development and License Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

In April 2021, Molecular received a notice of termination from Takeda for the Takeda Development and License Agreement. Following receipt of the termination notice from Takeda, Molecular notified Takeda of its intent to assume full rights to MT-0169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Takeda Development and License Agreement. The termination of the Takeda Development and License Agreement was effective in August 2021. As of the same date, Molecular assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Takeda Development and License Agreement. Following the transfer of the full MT-0169 rights to Molecular, Molecular will owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. Molecular will also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

On November 18, 2019, Molecular entered into a Master Collaboration Agreement (“Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), in which the parties agreed to enter into a strategic research collaboration to leverage Molecular’s ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology. In October 2021, Molecular received a notice of termination from Vertex for the Vertex Collaboration Agreement. The termination of the Vertex Collaboration Agreement was effective October 29, 2021. There are no ongoing activities or economic obligations in connection with the Vertex Collaboration Agreement.

In June 2017, Molecular entered into a Multi-Target Collaboration and License Agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which Molecular agreed to collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. In March 2022, following Molecular’s request to bring the agreement to an end, Molecular and Takeda mutually agreed to terminate the Takeda Multi-Target Agreement. As a result of the termination, Molecular regained full rights to pursue the targets worked on under the Takeda Multi-Target Agreement. There are no ongoing activities or economic obligations in connection with the Takeda Multi-Target Agreement.

Bristol Myers Squibb Company

On February 10, 2021, Molecular entered into a Collaboration Agreement (the “BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“Bristol Myers Squibb”), pursuant to which the parties agreed to enter into a strategic research collaboration to leverage the Company’s ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets.

Pursuant to the terms of the BMS Collaboration Agreement, Molecular granted Bristol Myers Squibb a series of exclusive options to obtain one or more exclusive licenses under Molecular’s intellectual property to exploit products containing ETBs directed against certain targets designated by Bristol Myers Squibb.

Pursuant to the BMS Collaboration Agreement, Bristol Myers Squibb paid Molecular an upfront payment of $70 million. In addition to the upfront payment, Molecular may receive near term and development and regulatory milestone payments of up to $874.5 million. Molecular will also be eligible to receive up to an additional $450 million in payments upon the achievement of certain sales milestones, and subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product.

Molecular will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise of its option for a development candidate, Bristol Myers Squibb will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate, subject to the terms and conditions of the BMS Collaboration Agreement.

Unless earlier terminated, the BMS Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis, on the date of expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the earlier of (a) the expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to all licensed products in all countries or (b) upon Bristol Myers Squibb’s decision not to exercise any option on or prior to the applicable option deadlines. Bristol Myers Squibb has the right to terminate the BMS Collaboration Agreement for convenience upon prior written notice to Molecular. Either party has the right to terminate the BMS Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. Molecular has the right upon prior written notice to terminate the BMS Collaboration Agreement in the event that Bristol Myers Squibb or any of its affiliates asserts a challenge against Molecular’s patents.

Other Research & Development Collaborations

Henry M. Jackson Foundation

In July 2014, Molecular entered into a non-exclusive license agreement with the Henry M. Jackson Foundation for certain biological materials for use in conjunction with the development of Molecular’s then lead clinical stage ETB MT-3724. Under the terms of the agreement, Molecular is required to pay the Henry M. Jackson Foundation aggregate payments totaling $110,000 with respect to this license, upon completion of certain clinical milestones. Molecular may terminate this agreement at any time with 45 days prior written notice.

CPRIT Grant

On September 18, 2018, Molecular entered into a Cancer Research Grant Contract (the “CD38 CPRIT Agreement”) with the Cancer Prevention Research Institute of Texas (CPRIT), which was extended in October 2021, in connection with a grant of approximately $15.2 million awarded by CPRIT to Molecular in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CD38 CPRIT Agreement, Molecular may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the CD38 CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CD38 CPRIT Agreement as well as Molecular’s progress towards achievement of specified milestones, among other contractual requirements. In December 2011, Private Molecular (defined below) was awarded a $10.6 million product development grant from CPRIT for its CD20-targeting ETB MT-3724. This product development grant ended in November 2019.

Subject to the terms of the CD38 CPRIT Agreement, full ownership of any CPRIT funded technology and CPRIT funded intellectual property rights developed pursuant to the CD38 CPRIT Agreement will be retained by Molecular, its Collaborators (as defined in the CD38 CPRIT Agreement) and, to the extent applicable, any participating third party (the “Project Results”). With respect to any Project Results, Molecular agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license, solely for academic, research and other non-commercial purposes, under the Project Results and to exploit any necessary additional intellectual property rights, subject to certain exclusions.

Molecular will pay to CPRIT, during the term of the CD38 CPRIT Agreement, certain payments equal to a percentage of revenue ranging from the low- to mid-single digits. These payments will continue up to and until CPRIT receives an aggregate amount of 400% of the sum of all monies paid to it by CPRIT under the CD38 CPRIT Agreement. If Molecular is required to obtain a license from a third party to sell any such product, the revenue sharing percentages may be reduced. In addition, once Molecular pays CPRIT 400% of the monies it has received under the CD38 CPRIT Agreement, Molecular will continue to pay CPRIT a revenue-sharing percentage of 0.5%.

The CD38 CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) May 31, 2022 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CD38 CPRIT Agreement) by Molecular, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CD38 CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by Molecular for convenience. CPRIT may approve a no cost extension for the CD38 CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CD38 CPRIT Agreement.

Manufacturing

Molecular has built a cGMP manufacturing facility located in Austin, TX to supply future clinical trial materials for internal and partnered ETB programs. Molecular relies in part on third-party contract manufacturing organizations, or CMOs, to manufacture and supply Molecular with cGMP drug substance and drug product materials to support Molecular’s clinical trials. The manufacturing processes for MT-6402, MT-5111, MT-0169 and the preclinical ETB candidates have been developed by Molecular’s biopharmaceutical development and manufacturing staff. Once a process is developed and defined for an ETB, it may be transferred to CMOs to scale-up and optimize for manufacturing that conforms to cGMP standards.

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

For the purposes of internal research and support for Molecular’s ongoing collaborations, Molecular has small scale manufacturing capabilities that are sufficient to manufacture drug materials for preclinical and early phase clinical research.

As part of its manufacturing process, Molecular endeavors to utilize cGMP grade materials and reagents, if commercially available; however, certain critical materials and reagents are currently qualified for research use only. Additionally, Molecular obtains key components required for the manufacture of its investigational products from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. Molecular does not currently have long-term commitments or supply agreements in place to obtain certain key components used in the manufacture of its drug candidates.

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

Molecular has 12 patent families that cover its proprietary platform technologies, together covering over 284 patents and pending U.S. and foreign applications worldwide, including over 46 granted U.S. and foreign patents and over 91 pending patent applications in the U.S., Europe and in thirteen other jurisdictions outside of the U.S. and Europe (such as, e.g., Australia, Canada, China, Hong Kong, Israel, India, Japan, Mexico, and South Korea).  Patents have been granted from eight of these patent families, including in Australia, China, Europe, Hong Kong, Israel, Japan, Mexico, South Korea, and the U.S.

Molecular has 13 patent families covering ETBs in its ETB pipeline, including ETBs which target PD-L1, HER2, and CD38.  These 13 patent families include over 100 patents and pending U.S and foreign applications worldwide, including over 30 granted U.S. and foreign patents and over 45 pending patent applications in the U.S., Europe, and in thirteen other jurisdictions outside of the U.S. and Europe (such as, e.g., Australia, Canada, China, Hong Kong, Israel, India, Japan, Mexico, and South Korea).  Patents have been granted from six of these patent families, including in Australia, China, Europe, Hong Kong, Israel, Japan, Mexico, South Korea, and the U.S.  In certain circumstances, Molecular’s patents may be eligible for adjustment of patent term due to patent office delay, or extension of patent term to compensate for loss of patent term during drug development and regulatory review. The expected expiration dates referenced above do not include these adjustments or extensions.

As of December 31, 2021, Molecular owned 19 U.S. and foreign patents relating to hypoxia-activated prodrugs. These U.S. and foreign patents are expected to expire from 2025 to 2031 (in each case, if all relevant maintenance fees or annuities are paid, and without accounting for any patent term extension).

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. It has impacted, and is continuing to impact, all aspects of society, including the operation of the healthcare system and other business and economic activity worldwide. The COVID-19 pandemic, and other similar outbreaks of contagious diseases, may adversely impact Molecular’s business, financial condition, and results of operations. For example, Molecular and the third-party clinical trial sites or investigators involved in its current and future clinical trials may experience significant interruptions or delays as a result of this pandemic, and these could impact the conduct of Molecular’s clinical trials and its ability to complete them in a timely manner or at all, which in turn could delay and/or negatively impact the regulatory review and approval of Molecular’s drug or biologic candidates.

Molecular is carefully and continually evaluating the potential individual patient risk associated with continuing to enroll in its existing clinical studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. Molecular’s Phase 1 studies for MT-6402 and MT-5111 are open and able to treat enrolled subjects and screen new subjects. A revised protocol was submitted to explore a lower dose of MT-0169 to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit.

The decision to continue Molecular’s ongoing studies throughout the COVID-19 pandemic was predicated on the treating investigator determining that the potential benefit to the patient of investigational therapy outweighs the potential risk of contracting COVID-19 as the subjects enrolled in Molecular’s trials had relapsed or refractory incurable malignancies with few or no standard-of-care therapeutic options and limited life expectancy.

Overall, COVID-19 led to a significant slowdown in the pace of site initiations and patient enrollment into Molecular’s clinical trials. The degree of disruption was, and continues to be, variable by geography and individual clinical site. The COVID-19 pandemic resulted in a significant slowdown in the pace of site initiations and patient enrollment across the MT-0169 program, which had a temporary pause in the activation of new study sites and new patient enrollment (along with most of Takeda’s other early-stage studies) due to COVID-19 and was reinitiated in the fourth quarter of 2020. To date, screening and enrollment for the MT-5111 Phase I study, which remained open throughout the pandemic, has been less adversely affected than the MT-0169 study was during 2020 and throughout 2021, prior to the submission of a revised protocol. Molecular’s Phase 1 study of MT-6402 began in July 2021. To date, Molecular has been able to continue to work at our cGMP manufacturing facility and laboratories without significant interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of Molecular’s preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

The extent to which the COVID-19 pandemic may impact Molecular’s business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence and which may include, among other things, the ultimate severity, intensity and duration of this pandemic (including any resurgences); impact of the new COVID-19 variants, the rollout of COVID-19 vaccines; governmental, business or other actions that have been, or will be, taken in response to this pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in Molecular’s or its partners’ supply chain and ability to continue to manufacture its investigational products; impacts of the pandemic on the conduct of Molecular’s clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites or monitoring of data; and impacts of the pandemic on the regulatory agencies with which Molecular interacts in the development, review, approval and commercialization of its therapeutic products.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as MT-6402, MT-5111, MT-0169 and any future drug candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

MT-6402, MT-5111, MT-0169 and any ETB drug candidates must be approved by the FDA through either a New Drug Application, or NDA, or Biologics License Application, BLA, before they may be legally marketed in the United States. The process generally involves the following:

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

The preclinical testing, clinical trials and the approval process requires substantial time, effort and financial resources, and Molecular cannot be certain that any approvals for MT-6402, MT-5111, MT-0169 and any future drug candidates will be granted on a timely basis, or at all. The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate the molecule’s toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans and must become effective before human clinical trials may begin.

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

In addition, an IRB on behalf of each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov data registry. Information related to the investigational product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has recently begun enforcing those requirements against non-compliant clinical trial sponsors.

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

Concurrent with clinical trials, companies may perform additional animal studies and develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biologic. For biologics in particular, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined in order to help reduce the risk of the introduction of adventitious agents. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that MT-6402, MT-5111, MT-0169 and any future drug candidates do not undergo unacceptable deterioration over their respective labeled shelf lives.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual prescription drug product program fees and an annual establishment fee on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business (fewer than 500 employees). Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The fee for the submission of an NDA or BLA for which clinical data is required is substantial (for example, for fiscal year 2022 this application fee exceeds $3.1 million), and the annual program fee assessed on each sponsor of an approved NDA or BLA is currently more than $369,000 per program.

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

In December 2019, the FDA granted Orphan Drug Designation to MT-0169 for the treatment of multiple myeloma, which is now held by Molecular following the transfer of full rights to develop MT-0169 to Molecular from Takeda.

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

In November 2021, the FDA granted fast-track designation to MT-6402 for the treatment of patients with advanced non-small cell lung cancer (“NSCLC”) expressing PD-L1.

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

Companion Diagnostics and Complementary Diagnostics

Molecular believes that the success of Molecular’s therapeutic product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA. The level of risk associated with a new diagnostic test combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval (PMA) from the FDA or if it can be cleared by the agency through the 510(k) premarket notification process based on a showing of substantial equivalence to a commercially available device. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and PMA-approved or 510(k)-cleared contemporaneously with the FDA’s approval of the therapeutic product. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

U.S. Patent-term Extension

Depending upon the timing, duration and specifics of FDA approval of MT-6402, MT-5111, MT-0169, and any future drug candidates, some of Molecular’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments to the FDCA. The Hatch-Waxman Amendments permit extension of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term extension period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, Molecular may apply for extension of patent term for Molecular’s currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

To date, the FDA has approved a number of biosimilars, including the first interchangeable biosimilars in 2021. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. As a result, the ultimate impact, implementation and meaning of the BPCIA continue to be subject to significant uncertainty.

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

Other U.S. Health Care Laws and Regulations

Manufacturing, sales, promotion and other activities following product approval may also be subject to regulation by other regulatory authorities in the United States in addition to the FDA. Depending on the nature of the product, those authorities may include the Centers for Medicare and Medicaid Services (CMS), other divisions of the Department of Health and Human Services (HHS), the Department of Justice, the Drug Enforcement Administration, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency and state and local governments.

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

European Union Drug Development

In the European Union, Molecular’s future products also may be subject to extensive regulatory requirements. As in the United States, drugs and biologics, which are referred to collectively in Europe as medicinal products, can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Whether or not Molecular obtains FDA approval for a drug candidate, Molecular must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before Molecular may commence clinical trials or market products in those countries or areas.

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

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Specifically, in April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and came into application on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

United Kingdom regulatory framework and operational impacts post-Brexit

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021.  It remains to be seen how, if at all, Brexit and the Trade and Cooperation Agreement will impact regulatory requirements for product candidates and products in the United Kingdom. Molecular is currently evaluating the potential impacts on Molecular’s business of the new Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) regarding the requirements for licensing and marketing drug and biologics in the United Kingdom.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. Such outcomes could make it more difficult and expensive for Molecular to do business in Europe, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe. In addition, our ability to continue to conduct our international operations out of the United Kingdom, where the headquarters for our international operations is located, may be materially and adversely affected. While Molecular has undertaken a number of Brexit-related contingency planning initiatives, the full potential financial, legal, regulatory and other implications of Brexit are uncertain and Molecular cannot make any assurances regarding the extent to which Molecular’s business may be adversely affected thereby.

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

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program and expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022.

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

As another example, the Biden Administration, which assumed control of the Executive Branch on January 20, 2021, has indicated that lowering prescription drug prices is a priority, and in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following finalization of the Canadian drug importation rulemaking in fall of 2020, as mentioned above). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions.

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

Health Care Reform in the U.S. and Potential Changes to Health Care Laws

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If Molecular is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Molecular is not able to maintain regulatory compliance, Molecular may lose any marketing approval that Molecular otherwise may have obtained and Molecular may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Molecular cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Molecular expects that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, if Molecular is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Molecular is not able to maintain regulatory compliance, our drug or biologic candidates may lose any marketing approval that may have been obtained and Molecular may not achieve or sustain profitability, which would adversely affect our business.

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

Importantly, United States authorities that enforce the FCPA, including the Department of Justice, deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. When Molecular interacts with foreign health care professionals and researchers in testing and marketing our products abroad, Molecular must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations. The SEC is involved with the books and records provisions of the FCPA.

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

Employees and Human Capital

We have approximately 261 employees, all of which are full-time employees as of December 31, 2021. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We are committed to developing therapies that can potentially benefit patients who are resistant to conventional cancer therapies or current therapies for other serious diseases. To that end, we recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition for highly skilled talent, particularly in the Austin, Texas and New York, New York areas, and we offer a robust set of benefits covering employees’ physical, emotional and financial health, a strong company culture and initiatives aligned with our mission, vision, and values. We offer competitive compensation for our employees and strongly embrace pay for performance. We also strive to provide a collegial atmosphere where teamwork and collaboration are emphasized and valued. Our employee led group, One MTEM, greatly contributes to the open, collaborative and team-driven culture with its dedication to community outreach, professional development and cross functional collaboration and understanding. This group sponsors a variety of community fundraisers and company events in furtherance of its mission of empowering and engaging employees. We also have dedicated full-time employees who oversee all aspects of our human capital management process including professional talent acquisition team members whose objective is to locate and attract qualified experienced professionals. We are continuously exploring new markets as sources of talent.

Our Employee Handbook and Code of Business Conduct and Ethics clearly outline our unwavering commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, gender, religion, disability or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We also have an employee-led Diversity, Equity and Inclusion (“DEI”) Committee which aims to support all members of our community and works to ensure all employees feel welcomed, respected and capable of performing their best work. We are also a proud equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.

Corporate Information

On August 1, 2017, we completed a business combination with Molecular Templates OpCo, Inc., or what was then known as “Molecular Templates, Inc.” (“Private Molecular”; formerly D5 Pharma Inc., a Delaware corporation incorporated on February 19, 2009), by and among us (formerly known as Threshold Pharmaceuticals, Inc. (Nasdaq: THLD) (“Threshold”), Trojan Merger Sub, Inc., a wholly-owned subsidiary of Threshold (“Merger Sub”), and Private Molecular, pursuant to which Merger Sub merged with and into Private Molecular, with Private Molecular surviving as our wholly owned subsidiary, now “Molecular Templates OpCo,  Inc.” (the “Merger”). Upon the consummation of the Merger, we changed our name to “Molecular Templates, Inc.”

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
o

We are a clinical-stage biopharmaceutical company that currently generates no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Even if we receive approval to market one or more products, we may never become profitable if we are unable to establish market acceptance, adequate market share or reimbursement from third-party payors. Additionally, if we receive approval, we expect our expenses to increase significantly in order to successfully launch such approved drug or biologic candidate and such increases may not be commercially feasible. Further, if we cannot generate revenue from the sale of any approved products, we may never become profitable.

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
o

We rely on third-party vendors for key components of the development of our drug or biologic candidates, including the manufacturing, management of clinical trials and other critical services. If such third-party vendors fail to comply with applicable laws, regulations or guidelines or are unable to obtain the materials needed for the manufacture of our drug or biologic candidates, we may have a disruption in our clinical trials and potentially, commercial sale of a future approved product. While we have completed the construction of our cGMP manufacturing facility and developed the capability to manufacture drug or biologic candidates for use in the conduct of our clinical trials, we may not be able to manufacture drug or biologic candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug or biologic candidates either by us or by our third-party manufacturers. Additionally, as we rely upon these vendors to perform release testing on our drug or biologic candidate prior to delivery to subjects in our clinical trials or patients being treated with our drug or biologic candidates, if approved in the future, such subjects or patients could be put at risk for serious harm and we may face damaging product liability suits.

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

•	We depend on third-party licensing or collaboration agreements.
o

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations, including those with Bristol Myers Squibb, and to license or partner with new strategic partners. As of December 31, 2021, our research and development revenue from our strategic collaborations was $38.7 million. If, disputes arise between us and our partners in such agreements, there may be increased costs due to related litigation or if we decide to fund such programs ourselves. Disputes with partners may lead to substantial delays or possible termination of such agreements or related clinical trials and the need to seek a new partner for the development or commercialization of such drug or biologic candidate. In addition, if commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs or biologics, and if we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.

•	We are subject to substantial competition.
o

We compete with large pharmaceutical companies that have access to significant capital and materially greater manufacturing, marketing, research and drug development resources. We also compete with specialty pharmaceutical companies and biotechnology companies, including but not limited to, Roche/Genentech, Bayer, Bristol Myers Squibb, Merck, Daiichi Sankyo, AstraZeneca, Novartis and Pfizer, among others, as well as, universities and other research institutions worldwide that are developing drug, biological products or cell therapies for the same indications as us that could be more effective or less costly than our drug or biologic candidates, which may render our candidates obsolete and noncompetitive.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $83.0 million for the year ended December 31, 2021. At December 31, 2021, we had an accumulated deficit of $352.1 million.

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

We also have historically received, and may receive in the future, funds from state or federal government grants for research and development. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under this section in the risk factor titled “Risks Related to the Development of Our Drug or Biologic Candidates—Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of drug or biologic candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.” Although we might apply for government contracts and grants in the future, we cannot assure that we will be successful in obtaining additional grants for any drug or biologic candidates or programs.

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

While a material weakness was not found in connection with the audit of our consolidated financial statements for the years ended December 31, 2020, and December 31, 2021, we did identify a material weakness in connection with the audit of our consolidated financial statements for the year ended December 31, 2019 in our internal controls over financial reporting related to our information technology general controls over systems that are relevant to our financial statements. The reported material weakness did not result in any adjustment to our financial statements or restatement of previously reported financial statements and was remediated as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. If our internal controls over financial reporting are found to be insufficient, our independent registered public accounting firm, which audits our financial statements, may issue an adverse opinion on the effectiveness of internal control over financial reporting. In the event that a material weakness is identified, we cannot assure you that we will be able to identify and implement measures that will be sufficient to remediate any such material weakness or that future material weaknesses will not occur.

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

We prepare our consolidated financial statements to conform to U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, the SEC and various other regulatory and accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

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

•

events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, natural disasters, acts of war, terrorism, or disease outbreaks (such as the COVID-19 pandemic);

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in PD-1/PD-L1 antibody relapsed/refractory patients, which began dosing patients in the third quarter of 2021. Our ETB candidate, MT-5111, is currently being tested in a Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted SLT-A fusion protein, MT-0169, initially developed in collaboration with Takeda under the name TAK-169, is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. A revised protocol was submitted to explore a lower dose of MT-0169 to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. Upon approval of a revised protocol, we will continue to conduct the ongoing Phase 1 study for MT-0169 in relapsed/refractory multiple myeloma and non-Hodgkin’s lymphoma and we plan to open new sites for the Phase I study. The remainder of our drug or biologic candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects.  Based on observations with a similar class of immunotoxins or ETBs, the adverse events considered to be important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, IRR, reproductive risks, and immune-related adverse reactions. The important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, infusion-related reactions (IRR), reproductive risks, capillary leak syndrome (CLS) and cytokine release syndrome (CRS). The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-6402, MT-5111, and MT-0169, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns, adverse effects or events, or severe adverse events including death, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-6402, MT-5111 or MT-0169 will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for MT-6402 or other ETB product candidates.

Even if approved in the future, MT-6402, MT-5111 or MT-0169 may carry boxed warnings or other precautions regarding the risk of CLS. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Clinical trials may produce negative or inconclusive results, and we or any current or future collaboration partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our drug or biologic candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. The results of preclinical studies and early clinical trials of our drug or biologic candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Drug or biologic candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks or failure in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of subjects in limited numbers of clinical trial sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks or failure in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. In particular, no ETB-

based product candidates have been approved or commercialized in any jurisdiction, and the outcome of our preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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

Some of our ETB product candidates have shown in clinical trials to induce adverse events. The adverse events considered to be important or potential risks of MT-6402 include, but are not limited to, cardiovascular toxicity, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CRS, CLS, IRR, reproductive risks, and immune-related adverse reactions. The important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS.   The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

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

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our clinical trial sites, some of which are located in countries outside of the United States. These clinical trial sites invoice us in the local currency of the site. As we expand internationally, our exposure to currency risks will increase. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect our revenues and expenses and could result in exchange losses in any given reporting period. We incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a currency other than the dollar, our functional currency, particularly in our arrangements for the purchase of supplies or licensing and collaboration agreements with partners outside of the United States. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

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

If a drug or biologic candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a product sponsor may apply for FDA Fast Track designation. If we seek Fast Track designation for a drug or biologic candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. In November 2021, MT-6402 was granted Fast Track Designation for the treatment of patients with advanced NSCLC expressing PD-L1.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S.

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

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the recent transition to a new Democrat-led presidential administration created further uncertainty in the health care and biopharmaceutical industries. For example, in July 2021, President Biden issued a sweeping executive order promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following finalization of the Canadian drug importation rulemaking in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

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

During the course of our development of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT. We entered our first CPRIT award grant contract, or the 2011 CPRIT Agreement, on December 1, 2011. This product development grant ended in November 2019. On September 18, 2018, we entered into a second CPRIT award grant contract for our CD38 targeted ETB program, or the CD38 CPRIT Agreement, which was extended in October 2021. In addition to the funding, we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

On September 16, 2011, the Leahy-Smith America Invents Act, or AIA was signed into law. Under the AIA, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that filed or files a patent application with the USPTO after March 16, 2013 but before we file an application could therefore be granted a patent covering an invention of ours even if we had made the invention before it was made by the third party. Since patent applications in the United States and most other countries are confidential at least 18 months after filing, we cannot be certain that we were the first to file any patent application related to our drug or biologic candidates.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, it is also possible that we will fail to identify patentable aspects of further inventions made in the course of our research, development or commercialization activities before they are publicly disclosed, making it in many cases too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new drug or biologic candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of a patent that covers an approved product where the permission for the commercial marketing or use of the product is the first permitted commercial marketing or use, and as long as the remaining term of the patent does not exceed 14 years. However, the applicable authorities, including the FDA in the United States, and any comparable regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we, our current or future collaboration partners or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we, our current or future collaboration partners or our licensors were the first to file for patent protection of such inventions.

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

Competitors may infringe our patents or the patents of any of our future licensors. If we or one of our current or future collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our drug or biologic candidates, the defendant could counterclaim that the patent covering our drug or biologic candidate is invalid and/or unenforceable. In addition, a third party might initiate legal proceedings against us alleging that our patent covering one or more of our drug or biologic candidates is invalid and/or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness, adequate written description, clarity or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Third party claims of intellectual property infringement could result in costly litigation or other proceedings and may prevent or delay our development and commercialization efforts.

Our research and development activities and commercial success depends in part on our ability to develop, manufacture, market and sell our drug or biologic candidates and use our proprietary technology without infringing the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. We are currently not aware of U.S. or foreign patents or pending patent applications that are owned by one or more third parties and that cover our ETB drug or biologic candidates or therapeutic uses of those ETB drug or biologic candidates. In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications. If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our drug or biologic candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our drug or biologic candidates, including MT-6402, MT-5111 or MT-0169, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

If we are unable to successfully obtain and maintain rights to required third-party intellectual property, we may have to abandon development of that drug or biologic candidate or pay additional amounts to the third party, and our business and financial condition could suffer.

The patent protection and patent prosecution for some of our drug or biologic candidates may in the future be dependent on third parties.

While we normally seek to gain the right to fully prosecute the patent applications relating to our drug or biologic candidates, there may be times when certain patents or patent applications relating to our drug or biologic candidates, their compositions, uses or their manufacture may be controlled by our current or future collaboration partners or licensors. If any of our current or future collaboration partners fail to appropriately or broadly prosecute patent applications or maintain patent protection of claims covering any of our drug or biologic candidates, their compositions, uses or their manufacture, our ability to develop and commercialize those drug or biologic candidates may be adversely affected and we may not be able to prevent competitors from making, using, importing, offering to sell or selling competing products. In addition, even where we now have the right to control patent prosecution of patent applications or the maintenance of patents, we have licensed from third parties, presently or in the future, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

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

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. In addition to the BMS Collaboration Agreement, we expect to seek to collaborate with other partners in the future. Even if we are successful at entering into one or more additional collaborations with respect to the development and/or commercialization of one or more drug or biologic candidates, there is no guarantee that any of these collaborations will be successful. We believe collaborations allow us to leverage our resources and technologies and we anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partner. Collaborations may pose a number of risks, including the following:

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

In the normal course of business, we have and expect to continue periodically to enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to our drug or biologic candidates, processes or services made, used, or performed pursuant to the agreements, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration agreement, we indemnify our collaboration partner from any third-party product liability claims that could result from the production or use of the drug or biologic candidate, as well as for alleged infringements of any patent or other intellectual property right owned by a third party. With respect to consultants, we often indemnify them from claims arising from the good faith performance of their services.

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

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-6402, MT-5111, MT-0169 and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Roche/Genentech, Merck, Bayer, Takeda, AbbVie,  Seagen, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, AstraZeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Unum Therapeutics, Daiichi Sankyo, Karyopharm, ADC Therapeutics, Bluebird Bio, Gilead, ZymeWorks, Forty Seven, Epizyme, GlaxoSmithKline, Incyte, TG Therapeutics, Versatem and F-Star. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-6402, MT-5111, MT-0169 or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug or biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-6402, MT-5111 or MT-0169 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for, MT-6402, MT-5111, MT-0169 or any other of our future drugs or biologics to compete with these products. Failure of MT-6402, MT-5111, MT-0169 or any other of our drug or biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

Although a substantial amount of our effort has focused on the continued clinical testing, potential approval and commercialization of our existing drug or biologic candidates, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional drug or biologic candidates. Research programs to identify new drug or biologic candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or drug or biologic candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional drug or biologic candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

•	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential drug or biologic candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover additional drug or biologic candidates;
•	our drug or biologic candidates may not succeed in preclinical or clinical testing;
•	our drug or biologic candidates may be shown to have harmful side effects or may have other characteristics that may make them unmarketable or unlikely to receive marketing approval;
•	competitors may develop alternatives that render our drug or biologic candidates obsolete or less attractive;
•	drug or biologic candidates we develop may be covered by third-parties’ patents or other exclusive rights;
•	the market for a drug or biologic candidate may change during our program so that such a drug or biologic candidate may become unreasonable or infeasible to continue to develop;
•	a drug or biologic candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a drug or biologic candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile, and disruptions in the financial markets, and general economic conditions, including the effects of fuel prices, international currency fluctuations, political instability, acts of war, including the Russian Federation’s invasion of Ukraine in February 2022, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises, have further increased such volatility. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-6402, MT-5111, MT-0169 or other drug or biologic candidates, and delays or failures to obtain such approvals;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, a total of 56,305,049 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

On August 7, 2020, we filed with the SEC a registration statement on Form S-3 for $300.0 million of securities (the “Shelf Registration Statement”), inclusive of a $100.0 million ATM program. This Shelf Registration Statement is in replacement of our then existing registration statement on Form S-3 and incorporates the unsold balance remaining thereto. The SEC declared effective the Shelf Registration Statement effective on August 17, 2020, and we may make sales of securities from time to time, depending on market conditions, pursuant to the Shelf Registration Statement.

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

As a public company listed on The Nasdaq Global Select Market, and particularly after we cease to be a “smaller reporting company,” we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company or as a public company prior to the loss of such specified statuses. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The listing requirements of The Nasdaq Global Select Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct, each of which requires additional attention and effort of management and our board of directors and additional costs.

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

As of December 31, 2021, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 61% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At December 31, 2021, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At December 31, 2021, we had 261 full-time employees and zero part-time and temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

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

In response to the pandemic and in accordance with direction from state and local government authorities, we implemented temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increased the threat to our cybersecurity and data accessibility, and communication matters) and suspending all non-essential travel worldwide for our employees. In addition, industry events and in-person work-related meetings were cancelled.  Currently, some employees remain remote (meaning continued increased threats to our cybersecurity and data accessibility and communication matters) and non-essential employee travel is determined based upon manager’s discretion. Industry events and in-person meetings are slowly starting to resume. As the COVID-19 pandemic continues to evolve, the continuation or reinstituting of any of our COVID-19 precautionary measures is highly unpredictable and could negatively affect our business.

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

In January 2019, the Company entered into a sublease agreement, as amended, for an additional 57,000 square feet of administrative office and R&D space in Austin, Texas. The sublease commenced March 2019, expires August 2028 and does not contain an option to renew.

We lease one property for use as office space of approximately 10,000 square feet in Jersey City, New Jersey under a lease, as amended, expiring in January 2023. The lease has an option to renew for one additional five-year period at our discretion. The space was vacated and is currently unoccupied because employees have transitioned to long-term remote working arrangements or the Company’s office space in New York, New York.

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

Market Information

Shares of Threshold Pharmaceuticals, Inc. common stock were historically listed on The Nasdaq Capital Market under the symbol “THLD.” After completion of the Merger on August 1, 2017, Threshold Pharmaceuticals, Inc. was renamed “Molecular Templates, Inc.” and commenced trading on The Nasdaq Capital Market under the symbol “MTEM” on August 2, 2017. As of April 26, 2021, our common stock is traded on The Nasdaq Global Select Market under the symbol “MTEM.”

There were approximately 56,305,049 holders of record of our common stock as of March 21, 2022.  On March 21, 2022, the last reported sales price per share of our common stock was $2.51 per share.

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ETBs combine the specificity of an antibody with SLTA’s potent mechanism of cell destruction. Based on the disease setting, we have created ETBs that have reduced immunogenicity and are capable of delivering additional payloads into a target cell. Immunogenicity is the ability of a foreign substance to provoke an immune response in a host. ETBs have relatively predictable pharmacokinetic, or PK, profiles and can be rapidly screened for desired activity in robust cell-based and animal-model assays. Because SLTA can induce internalization against non- and poorly-internalizing receptors, the universe of targets for ETBs should be substantially larger than that seen with antibody drug conjugates, or ADCs, which are not likely to be effective if the target does not readily internalize the ADC payload.

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

Our initial approach to drug development in oncology involves the selection of lead compounds to validated targets in cancer. We have developed ETBs for various targets, including PD-L1, HER2, and CD38. PD-L1 is central to immune checkpoint pathways and is a validated target expressed in a variety of solid tumor cancers. HER2 is clinically validated as a target for the treatment of solid tumors including breast and gastric cancer. CD38 has been validated as a meaningful clinical target in the treatment of multiple myeloma.

We filed an IND for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase 1 study of MT-6402 in PD-1/PD-L1 antibody relapsed/refractory patients began in July 2021 at a starting dose of 16.0 μg/kg. The Phase 1 study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial in the United States. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the tumor microenvironment are eligible for enrollment. Following a review of the safety data from cohort 2 (24.0 μg/kg), patient enrollment in cohort 3 initiated at a dose of 32.0 μg/kg.  Following determination of the maximum tolerated dose (MTD), expansion cohorts are planned to evaluate MT-6402 as a monotherapy in tumor-specific and PD-L1 positive basket tumor cohorts.

As of March 2022, 12 patients have been treated across two dose escalation cohorts of 16.0 μg/kg and 24 μg/kg in the MT-6402 study of patients with relapsed/refractory tumors that express PD-L1.  Six patients remain on study with five patients awaiting their first efficacy assessment. Regarding safety, no dose limiting toxicities (DLTs) were observed in the six patients treated in the first cohort of 16.0 μg/kg and one DLT of grade 3 dermatitis was observed in one patient in the second cohort at 24.0 μg/kg.  This patient had development of a grade 3 dermatitis of two days duration which began rapidly, 6 days after cycle 1, dose 1.  The patient was treated with systemic steroids and treatment with MT-6402 was held until cycle 2, dose 1, whereupon the patient was re-challenged at the same dose without development of recurrent dermatitis.  We continue to observe pharmacodynamic (PD) effects including monocyte depletion and T cell activation, potentially in a dose-dependent manner.  Regarding efficacy, one patient in cohort 1 with non-small cell lung cancer (NSCLC) had evaluable-only multiple sites of bone disease that appeared to have resolved on bone scan with only one remaining site which showed decreased uptake. This patient remained on MT-6402 up to cycle 8 when increased uptake was noted on bone scan and MT-6402 treatment was discontinued.

In November 2021, MT-6402 was granted Fast Track Designation for the treatment of patients with advanced NSCLC expressing PD-L1. For MT-6402, dose escalation in the Phase 1 study continues as planned.

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing study subjects in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a MTD is established in Part 1. We most recently provided an update on this study in January 2022. All of the following information on the Phase I study for MT-5111 was as of that update. 30 patients, with a median of 4 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111; patients with breast cancer received a median of 5.5 prior lines of therapy, 4 of which contained HER2-targeting agents (metastatic breast cancer n=11, metastatic biliary tract carcinoma n=6, metastatic gastric/gastroesophageal n=4, metastatic colorectal cancer n=3, metastatic NSCLC n=3, metastatic pancreatic cancer n=2, and metastatic uterine cancer n=1).  Eight cohorts (0.5, 1.0, 2.0, 3.0, 4.5, 6.75, 10.0, and 13.0 μg/kg/week) have been successfully completed and enrollment for the ninth cohort (17.0 μg/kg) has been initiated. Pharmacokinetic (PK) data confirm the predicted human PK based on non-human primate studies. PK modeling has suggested that doses equal to or greater than 10.0 μg/kg are likely needed for efficacy. To date, we have not observed any cases of capillary leak syndrome (CLS) (any grade) or significant cardiotoxicity in human subjects who have been dosed with MT-5111.

As of our January 2022 update, two patients experienced grade 1 troponin elevations without any corresponding symptoms, EKG changes, deterioration in cardiac function on echocardiogram, or other clinical manifestations of cardiac toxicity.   No grade 4 or 5 AEs were reported. No DLTs were observed. One patient with metastatic breast cancer in cohort 2 (1.0 µg/kg) remained on treatment for 10 cycles with stable disease; although the patient had unmeasurable disease by RECIST criteria, the patient had three sub-centimeter hepatic lesions that disappeared at the end of cycle 8 before the patient discontinued at cycle 10. This patient had received three prior HER-2 targeting regimens which initially included pertuzumab plus trastuzumab followed by trastuzumab and TDM1 as monotherapies. The HER2-positive breast cancer expansion cohort initiated in November 2021 at a dose of 10.0 μg/kg. Dose escalation will continue to determine the MTD, while the breast cancer expansion cohort collects efficacy and safety data.

We are encouraged by the safety profile to date in these heavily pretreated subjects and believes the observed PK in patients suggests potentially clinically active dose levels.

Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) filed an IND for TAK-169, now known as MT-0169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019, and Takeda initiated a Phase 1 study in relapsed/refractory multiple myeloma in the fourth quarter of 2019. In December 2019, the FDA granted Orphan Drug Designation to MT-0169 for the treatment of multiple myeloma. Phase I dosing for MT-0169 began in the first quarter of 2020, was paused in March 2020 due to the COVID-19 pandemic and was re-initiated during the fourth quarter of 2020.

In April 2021, we received a notice of termination from Takeda for the Development Collaboration and Exclusive License Agreement by and between the Company and Takeda, dated September 18, 2018, as amended (the “Collaboration Agreement”) to co-develop one or more products incorporating or comprised of one or more SLT-A fusion proteins targeting CD38 for the treatment of patients with diseases such as multiple myeloma. Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to MT-0169, by entering into an agreement for such rights pursuant to the termination provisions of the Collaboration Agreement. In August 2021, we assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Collaboration Agreement. Following the transfer of the full MT-0169 rights to us, we will owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. We will also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

Upon approval of a revised protocol, we will continue to conduct the ongoing Phase 1 study for MT-0169 in relapsed/refractory multiple myeloma and non-Hodgkins lymphoma with dose escalation planned through six dose cohorts, in which the first patient was dosed in February 2020. Patient enrollment in the 50 μg/kg cohort in relapsed/refractory multiple myeloma originally resumed following the transfer of the IND to us in August 2021. As of our November 2021 update, five multiple myeloma patients have been treated to date, with CD38+ NHL patients to be dosed in addition to myeloma patients as part of a protocol amendment. Two cardiac adverse events were observed that meet criteria for DLTs. Both evaluations were triggered by asymptomatic elevations in high-sensitivity troponin values. As previously disclosed, the first DLT was an asymptomatic, rapidly reversible episode of myocarditis that did not require treatment. The second DLT was an asymptomatic, reversible non-ischemic cardiomyopathy. We believe both DLTs may be due to activity against low CD38-expressing cells in the cardiac endothelium. We have not seen evidence of any clinically relevant cardiac adverse event such as myocarditis or cardiomyopathy in any other ETB program (MT-3724, MT-6402, MT-5111) at any dose.

A more rapid and complete elimination of CD38+ NK cells (a known PD marker for CD38-targeting therapeutics) was observed in the first five patients than had been predicted from in vitro and in vivo models, suggesting that the starting dose of 50 mcg/kg is higher than required.

A revised protocol was submitted to explore a lower dose of MT-0169 to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit.

We expect to provide periodic updates on MT-6402, MT-5111 and MT-0169 throughout 2022. We continue to advance our pipeline of next-generation ETBs targeting CTLA-4, TIGIT, TROP2, BCMA, SLAMF-7, and CD45 with a potential IND filing for its CTLA-4 program in the second half of 2022.

We have built up multiple core competencies around the creation and development of ETBs. We developed the ETB technology in-house and continue to make iterative improvements in the scaffold and identify new uses of the technology. We also developed the proprietary process for manufacturing ETBs under Current Good Manufacturing Process, or cGMP regulatory standards and continue to make improvements to our manufacturing processes.

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

We are carefully and continually evaluating the potential individual patient risk associated with continuing to enroll in our existing clinical studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. Our Phase 1 studies for MT-6402 and MT-5111 are open and able to treat enrolled subjects and screen new subjects. A revised protocol was submitted to explore a lower dose of MT-0169 to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit.

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

Overall, COVID-19 led to a significant slowdown in the pace of site initiations and patient enrollment into our clinical trials. The degree of disruption was, and continues to be, variable by geography and individual clinical site. The COVID-19 pandemic resulted in a significant slowdown in the pace of site initiations and patient enrollment across the MT-0169 program, which had a temporary pause in the activation of new study sites and new patient enrollment (along with most of Takeda’s other early-stage studies) due to COVID-19 and was reinitiated in the fourth quarter of 2020. To date, screening and enrollment for the MT-5111 Phase I study, which remained open throughout the pandemic, has been less adversely affected than the MT-0169 study was during 2020 and throughout 2021, prior to the submission of a revised protocol. Our Phase 1 study of MT-6402 began in July 2021. To date, we have been able to continue to work at our cGMP manufacturing facility and laboratories without significant interruption from COVID-19. As a result, manufacturing of product supply for clinical trials and research activities to support advancement of our preclinical pipeline (including partnered programs) have not been adversely affected by COVID-19 to date.

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

Collaboration Agreements

Previous Agreements

On September 18, 2018, we entered into the Collaboration Agreement with Takeda for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

In April 2021, we received a notice of termination from Takeda for the Collaboration Agreement. Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to MT-0169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Collaboration Agreement. The termination of the Collaboration Agreement was effective in August 2021. As of the same date, we assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Collaboration Agreement. Following the transfer of the full MT-0169 rights to us, we will owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. We will also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

On November 18, 2019, we entered into a Master Collaboration Agreement (“Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), in which the parties agreed to enter into a strategic research collaboration to leverage our ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology.

In October 2021, we received a notice of termination from Vertex for the Vertex Collaboration Agreement. The termination of the Vertex Collaboration Agreement was effective October 29, 2021. There are no ongoing activities or economic obligations in connection with the Vertex Collaboration Agreement

In June 2017, we entered into a Multi-Target Collaboration and License Agreement with Takeda (the “Takeda Multi-Target Agreement”), pursuant to which we agreed to collaborate with Takeda to identify, generate and evaluate ETBs, against certain targets designated by Takeda. In March 2022, following our request to bring the agreement to an end, we and Takeda mutually agreed to terminate the Takeda Multi-Target Agreement. As a result of the termination, we regained full rights to pursue the targets worked on under the Takeda Multi-Target Agreement. There are no ongoing activities or economic obligations in connection with the Takeda Multi-Target Agreement.

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

For more information concerning this collaboration agreement, refer to Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K.

Grant Agreements

CPRIT Grant Contract

In September 2018, we entered into a Cancer Research Grant Contract (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”), which was extended in October 2021, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CD38 CPRIT Agreement, we might also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the CD38 CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CD38 CPRIT Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements.

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

The CD38 CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) May 31, 2022 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CD38 CPRIT Agreement) by us, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CD38 CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by us for convenience. CPRIT might approve a no cost extension for the CD38 CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CD38 CPRIT Agreement.

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we or our current or future collaboration partners develop, including MT-6402, MT-5111, MT-0169, and other pre-clinical ETB candidates, until we obtain regulatory approval and commercialize such biologics. Our revenue consists principally of collaboration revenue and grant revenue.

Research and Development revenue primarily relates to our collaboration agreement with Bristol Myers Squibb which is accounted for using the percentage-of-completion cost-to-cost method.

Grant revenue relates to our CPRIT grant for a CD38 ETB (MT-0169). CPRIT grant funds for MT-0169 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as unbilled revenue.

For more information about our revenue recognition policy, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-6402, MT-5111, and/or MT-0169 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage drugs or biologics. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;

•	the terms and timing of regulatory approvals; and
•

the ability to market, commercialize and achieve market acceptance for MT-6402, MT-5111, MT-0169, or any other ETB candidate that we or our current or future collaboration partners may develop in the future.

Any of these variables with respect to the development of MT-6402, MT-5111, MT-0169, or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the FDA, the European Medicines Agency (“EMA”) or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Years ended December 31,
	2021	2020	Change ($)	Change (%)
Research and development revenue, related party	$13,136	$6,567	$6,569	100%
Research and development revenue, other	25,561	9,068	16,493	182%
Grant revenue	—	3,210	(3,210)	-100%
Total revenue	$38,697	$18,845	$19,852	105%

Research and Development Revenue – from related party

The increase in research and development revenue – from related parties for the year ended December 31, 2021 was primarily due to research and development revenues that were recognized associated with the Takeda Development and License Agreement (MT-0169).

For more information about our collaboration agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K.

Research and Development Revenue – other

The increase in research and development revenue – other for the year ended December 31, 2021 is a result of recognizing revenue associated with the Vertex Collaboration Agreement.

For more information about our collaboration agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K.

Grant Revenue

The decrease in grant revenue for the year ended December 31, 2021 was due to the Company incurring no expenses for the CD38 CPRIT Agreement grant during the year.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Years ended December 31,
	2021	2020	Change ($)	Change (%)
Research and development expenses	$84,665	$92,965	$(8,300)	-9%
General and administrative expenses	34,106	26,722	7,384	28%
Total operating expenses	$118,771	$119,687	$(916)	-1%

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Years ended December 31,
	2021	2020	Change ($)	Change (%)
Program costs	$28,514	$45,367	$(16,853)	-37%
Employee compensation	41,694	33,640	8,054	24%
Laboratory costs	5,131	4,397	734	17%
Other research and development costs	9,326	9,561	(235)	-2%
Total research and development expenses	$84,665	$92,965	$(8,300)	-9%

Research and development (“R&D”) expenses decreased $8.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease is primarily due to decreased program costs related to our collaboration agreements and is partially offset by increases in headcount.

Program costs decreased $16.9 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The programs driving the decrease were $12.8 million for MT-3724, $5.7 million for MT-0169, $1.0 million for MT-6402, $0.5 million for SLAMF7, $0.5 million for other programs, $0.4 million for Vertex, $0.1 million for MT-5111 and $0.1 million for Multi-Target which is partially offset by an increase of $2.5 million for CTLA-4, $1.1 million for BMS and $0.6 million for CD-20.

Headcount increased in R&D by 5% from December 31, 2020 to December 31, 2021 in support of our clinical trials and pipeline development. This staffing increase resulted in an increase in employee compensation costs of $8.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively.

Laboratory costs increased by $0.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, which is due to the expansion of lab facilities, including small equipment and supplies. The increase in expense reflects the costs of outfitting, supplying and maintaining these facilities.

Other R&D costs decreased by $0.2 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to reduction in recruiting fees.

General and Administrative Expenses

General and administrative expenses increased by $7.4 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The main driver of this increase being payroll and related costs due to increased headcount.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Years ended December 31,
	2021	2020	Change ($)	Change (%)
Interest and other income, net	$434	$1,028	$(594)	-58%
Interest expense	(3,369)	(1,705)	(1,664)	98%
Loss on extinguishment of debt	—	(1,237)	1,237	-100%
Loss on disposal of assets	—	(2,155)	2,155	-100%
Total nonoperating activities	$(2,935)	$(4,069)	$1,134	-28%

Interest and Other Income and Interest Expense

The decrease in interest and other income for the year ended December 31, 2021, compared to the year ended December 31, 2020 was primarily due to lower interest related to our marketable securities.

The increase in interest expense for the year ended December 31, 2021, compared to the year ended December 31, 2020 was primarily due to interest paid for our debt holdings.

Debt Extinguishment

The decrease in debt extinguishment for the year ended December 31, 2021 was due to the repayment of the Perceptive Credit Facility during the year ended December 31, 2020.

Asset Loss

In connection with the December 2020 sale of Evofosfamide, the Company recorded a loss on assets held for sale of $2.0 million which was the difference between the carrying value and the consideration received.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-6402, MT-5111, MT-0169 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and drug or biologic candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our drugs or biologics, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we cannot forecast which drugs or biologics, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partner. We believe such investment is strategically aligned with increasing the value of our technology. For the years ended December 31, 2021 and December 31, 2020, we incurred net losses of $83.0 million and $104.9 million, respectively. At December 31, 2021, we had an accumulated deficit of $352.1 million.

To date, we have financed our operations through public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our collaboration agreements, as well as funding from governmental bodies and bank and bridge loans.

In May 2020, we entered into a debt financing facility for up to $45.0 million with K2 HealthVentures, a healthcare-focused specialty finance company (the “K2 Loan and Security Agreement”). The K2 Loan and Security Agreement is drawable in three tranches subject to the satisfaction of the terms and conditions therein. The first tranche of $15.0 million was drawn at the initial closing. The second tranche of $20.0 million was drawn in May 2021, at our option and was subject to the achievement of certain clinical milestones, which we had achieved. The third tranche of $10.0 million was available subject to lender consent and certain additional conditions prior to December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. Monthly payments commenced on July 1, 2020 and payments will be interest only until July 1, 2023. Thereafter, the loan shall amortize monthly such that the principal amount of the loan and interest accrued thereon shall be fully amortized by the loan’s maturity date of June 1, 2024.

In July 2020, we raised gross proceeds of approximately $50.0 million through at-the-market sales (“ATM”) of our common stock pursuant to our then current ATM facility. We sold approximately 3.6 million shares of our common stock at a purchase price of $12.00 per share and 0.5 million shares at a purchase price of $12.70, in each case the market price at the time of sale. These sales constituted the full available dollar amount under such ATM facility and, with such completion, the ATM facility terminated.

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

At December 31, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $152.0 million and $93.9 million, respectively. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Years Ended December 31, 2021 and 2020

The table below summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020	Change ($)	Change (%)
Net cash used in operating activities	$(30,387)	$(83,797)	$53,410	64%
Net cash used in investing activities	(62,440)	(34,663)	(27,777)	-80%
Net cash provided by financing activities	92,592	58,895	33,697	57%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(235)	$(59,565)	$59,330	-100%

The increase in net cash used in operating activities was primarily due to decreased deferred revenue for the year ended December 31, 2021.

The decrease in net cash used in investing activities for the year ended December 31, 2021 was primarily due to investment activity in marketable securities.

The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock and debt during the year ended December 31, 2021.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $352.1 million at December 31, 2021. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-6402, MT-5111, and MT-0169, our collaboration with Bristol Myers Squibb, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

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

Because of the numerous risks and uncertainties associated with the development of MT-6402, MT-5111, and MT-0169, our collaboration with Bristol Myers Squibb and our other pre-clinical programs, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-6402, MT-5111, MT-0169 or our other pre-clinical programs will depend on many factors, including:

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

In determining the transaction price, we adjust consideration for the effects of the time value of money if there is a significant benefit of financing. We assessed our collaboration agreements and concluded that no significant financing components were present.

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

For further information regarding our revenue recognition, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K.

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

MOLECULAR TEMPLATES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Molecular Templates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Molecular Templates, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Progress Toward Completion of Collaboration Agreements
Description of the Matter

As discussed in Note 1 and 3 to the consolidated financial statements, the Company recognizes revenue arising from collaboration agreements. Revenue generated from the Company’s collaboration agreements relates to research and development services whereby revenue is recognized under an input method using the ratio of costs incurred to date compared to the total estimated costs required to complete the performance obligation. For the year ended December 31, 2021, the Company has recognized $38.7 million in research and development revenue.

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

Austin, Texas

March 29, 2022

MOLECULAR TEMPLATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$24,983	$25,218
Marketable securities, current	118,061	68,667
Prepaid expenses	3,917	4,140
Accounts receivable, related party	—	234
Other current assets	1,254	1,125
Total current assets	148,215	99,384
Marketable securities, non-current	8,986	—
Operating lease right-of-use assets	8,608	11,104
Property and equipment, net	19,309	22,254
Other assets	7,244	7,135
Total assets	$192,362	$139,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,612	$2,350
Accrued liabilities	9,515	12,575
Deferred revenue, current	32,937	14,014
Deferred revenue, current, related party	—	789
Other current liabilities, related party	—	5,614
Other current liabilities	2,606	2,211
Total current liabilities	46,670	37,553
Deferred revenue, long-term	33,350	4,538
Deferred revenue, long-term, related party	—	3,106
Long-term debt, net of current portion	35,491	14,926
Operating lease liabilities	9,564	12,213
Other liabilities, related party	—	6,711
Other liabilities	1,625	1,490
Total liabilities	126,700	80,537
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at December 31, 2021 and December 31, 2020; issued and outstanding: 250 shares at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2021 and December 31, 2020; issued and outstanding: 56,305,049 shares at December 31, 2021 and 49,984,333 shares at December 31, 2020	56	50
Additional paid-in capital	417,704	328,314
Accumulated other comprehensive income, (loss)	(48)	17
Accumulated deficit	(352,050)	(269,041)
Total stockholders’ equity	65,662	59,340
Total liabilities and stockholders’ equity	$192,362	$139,877

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Research and development revenue, related party	$13,136	$6,567
Research and development revenue, other	25,561	9,068
Grant revenue	—	3,210
Total revenue	38,697	18,845
Operating expenses:
Research and development	84,665	92,965
General and administrative	34,106	26,722
Total operating expenses	118,771	119,687
Loss from operations	80,074	100,842
Interest and other income, net	434	1,028
Interest and other expense, net	(3,369)	(1,705)
Loss on extinguishment of debt	—	(1,237)
Loss on disposal of assets	—	(2,155)
Loss before provision for income taxes	83,009	104,911
Provision for income taxes	—	5
Net loss	83,009	104,916
Net loss attributable to common shareholders	$83,009	$104,916
Net loss per share attributable to common shareholders:
Basic and diluted	$1.50	$2.20
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	55,297,798	47,603,261

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Net loss	$83,009	$104,916
Other comprehensive income:
Unrealized gain, (loss) on available-for-sale securities	(65)	(1)
Comprehensive loss	$83,074	$104,917

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible					Accumulated		Total
	Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2019	250	—	45,589,157	46	267,089	18	(164,125)	103,028
Issuance of common stock pursuant to stock plans	—	—	261,260	—	1,040	—	—	1,040
Issuance of common stock in at-the-market offering, net of issuance costs of $1.6 million	—	—	4,133,916	4	48,368	—	—	48,372
Stock-based compensation	—	—	—	—	11,817	—	—	11,817
Other comprehensive income (loss)	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(104,916)	(104,916)
Balances, December 31, 2020	250	—	49,984,333	50	328,314	17	(269,041)	59,340
Issuance of common stock pursuant to stock plans	—	—	320,716	—	1,620	—	—	1,620
Issuance of common stock in at-the-market offering, net of issuance costs of $4.8 million	—	—	6,000,000	6	71,139	—	—	71,145
Stock-based compensation	—	—	—	—	16,631	—	—	16,631
Other comprehensive income (loss)	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(83,009)	(83,009)
Balances, December 31, 2021	250	—	56,305,049	56	417,704	(48)	(352,050)	65,662

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$83,009	$104,916
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	6,630	3,917
Loss on disposal of property and equipment	442	2,170
Stock-based compensation expense	16,631	11,817
Interest due on long-term debt	146	109
Amortization of debt discount and accretion related to debt	737	448
Accretion of asset retirement obligations	135	125
Loss on extinguishment of debt	—	1,237
Changes in operating assets and liabilities:
Prepaid expenses	223	(1,822)
Accounts receivable, related party	234	174
Grants revenue receivable	—	7,100
Other assets	(289)	8
Operating lease right-of-use assets and liabilities	243	(87)
Accounts payable	(757)	499
Accrued liabilities	(3,268)	(2,672)
Other liabilities, related party	(11,853)	12,325
Other liabilities	(472)	—
Deferred revenue	47,735	(8,903)
Deferred revenue, related party	(3,895)	(5,326)
Net cash used in operating activities	(30,387)	(83,797)
Cash flows from investing activities:
Purchases of property and equipment	(3,996)	(7,392)
Proceeds on sale of equipment	—	15
Purchase of marketable securities	(210,994)	(132,809)
Sales of marketable securities	152,550	105,523
Net cash used in investing activities	(62,440)	(34,663)
Cash flows from financing activities:
Payments of capital and finance lease obligations	(1)	(18)
Proceeds from issuance of long-term debt and warrants, net	19,828	14,677
Repayment of long-term debt	—	(5,176)
Proceeds from stock option exercises	1,620	1,040
Proceeds from issuance of common stock and warrants, net offering expenses	71,145	48,372
Net cash provided by financing activities	92,592	58,895
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(235)	(59,565)
Cash, cash equivalents and restricted cash, beginning of period	28,886	88,451
Cash, cash equivalents and restricted cash, end of period	$28,651	$28,886
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$24,983	$25,218
Restricted cash included in Other assets	3,668	3,668
Total cash, cash equivalents and restricted cash	$28,651	$28,886
Supplemental Cash Flow Information
Cash paid for interest	$2,248	$931
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$81	$980

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

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain. Additionally, the duration of the pandemic (including any resurgences), impact of the new COVID-19 variants, the rollout of COVID-19 vaccines, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, could have an adverse impact on the Company. Refer to Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a complete description of risks.

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary and reflect the elimination of intercompany accounts and transactions.

Reclassifications

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results. Certain accounts in the prior financial statements have been reclassified for comparative purposes to conform to the presentation in the current financial statements. These reclassifications have no material effect on previously reported financials.

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

Cash and Cash Equivalents

The Company considers temporary investments with original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $3.7 million and $3.7 million of restricted cash at December 31, 2021 and December 31, 2020, respectively, related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), Vertex Pharmaceuticals Incorporated (“Vertex”) and Bristol Myers Squibb Company (“Bristol Myers Squibb”). Takeda accounted for approximately 34% and 35% of total revenues for the years ended December 31, 2021 and December 31, 2020, respectively. Vertex accounted for approximately 48% of total revenues for the years ended December 31, 2021 and December 31, 2020, respectively. Bristol Myers Squibb accounted for approximately 18% and 0% of total revenues for the years ended December 31, 2021 and December 31, 2020, respectively.

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

Patents

The gross value of Patents was $1.1 million and $1.2 million at December 31, 2021 and December 31, 2020, respectively, and are recorded in Other assets. The Company recorded $0.1 million of amortization expense for the years ended December 31, 2021 and December 31, 2020, with estimated expense to remain $0.1 million for each of the four successive years subsequent to December 31, 2021.

Impairment of Long-Lived Assets

When events, circumstances and/or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. The Company recognized impairment of $22.1 million during the year ended December 31, 2019 related to its In-process research and development which was sold in December 2020. In connection with the sale, the Company recorded a loss on assets held for sale of $2.0 million during the year ended December 31,2020 which was the difference between the carrying value and the consideration received.

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

The Company’s collaboration arrangements may include one or more of the following: licenses, or options to obtain licenses; up-front fees; research and development activities and associated costs; milestone payments related to the achievement of development, regulatory, or commercial goals; and royalties on net sales of licensed products. Each of these payments may result in collaboration revenues or an offset against research and development expense.

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

Lease Accounting

At inception of a contract, the Company determines whether an arrangement is or contains a lease. For all leases, the Company determines the classification as either operating leases or finance leases. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities in our consolidated balance sheets.

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

Research and Development Costs

Research and development expenses consist of costs such as salaries and benefits, laboratory supplies, facility costs, consulting fees and fees paid to contract research organizations (CROs), clinical trial sites, laboratories, other clinical service providers and contract manufacturing organizations. Research and development costs are expensed as incurred.

Comprehensive loss

Comprehensive loss is comprised of the Company’s net loss and other comprehensive income (loss). Unrealized gain (loss) on available-for-sale marketable securities represents the only component of other comprehensive income (loss).

Clinical Trial Accruals

The Company’s preclinical and clinical trials are performed by third-party CROs and/or clinical investigators, and clinical supplies are manufactured by contract manufacturing organizations (CMOs). Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies as well as management’s best estimate and may not match the actual services performed by the organizations. This could result in adjustments to the Company’s research and development expenses in future periods. To date the Company has had no significant adjustments.

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

NOTE 2—NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. As discussed further in Note 11 “Stockholders’ Equity”, Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the Basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at December 31, 2021 and December 31, 2020, stock options, warrants and if converted preferred stock totaling approximately 11,249,000 and 10,095,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters. Research and Development revenues disaggregated by location were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Japan	$13,136	$6,567
United States	25,561	9,068
Total research and development revenue	$38,697	$15,635

Related Party Collaboration Agreements - Takeda Pharmaceutical Company Ltd.

Research and development revenue from related party relates to revenue from research and development agreements with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda and were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Takeda Development and License Agreement	$13,114	$6,068
Takeda Multi-Target Agreement	22	499
Total research and development revenue, related party	$13,136	$6,567

At December 31, 2021 and December 31, 2020, the Company had deferred revenue, other liabilities for co-share payments and accounts receivable balances from the research and development agreements with Takeda, who is a related party. These amounts were as follows (in thousands):

	December 31, 2021	December 31, 2020
Assets
Accounts receivable	$—	$234
Liabilities
Other current liabilities	$—	5,614
Deferred revenue, current	—	789
Deferred revenue, non-current	—	3,106
Other liabilities	—	6,711
Total liabilities	$—	$16,220

Takeda Development and License Agreement

On September 18, 2018, the Company entered into a Development Collaboration and Exclusive License Agreement, as amended, with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma (the “Takeda Development and License Agreement”). In April 2021, the Company received a notice of termination from Takeda for the Takeda Development and License Agreement. Following receipt of the termination notice from Takeda, the Company notified Takeda of its intent to assume full rights to TAK-169, now known as MT-0169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Takeda Development and License Agreement. The termination of the Takeda Development and License Agreement was effective in August 2021.

As of the same date, the Company assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Takeda Development and License Agreement. Following the transfer of the full MT-0169 rights to the Company, the Company may owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. The Company may also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

Upon entering into the Takeda Development and License Agreement, the Company identified one performance obligation at its inception, the research and development services for the CD38-targeted SLT-A fusion protein, including manufacturing. The Company determined that research, development and commercialization license and the participation in the committee meetings were not distinct from the research and development services and therefore those promised services were combined into one performance obligation.

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

At December 31, 2021 and December 31, 2020, total deferred revenue related to the Takeda Development and License Agreement was zero and $1.3 million, respectively.

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

Under the Takeda Multi-Target Agreement, Takeda had an option during an option period to obtain an exclusive license under the Company’s intellectual property to develop, manufacture, commercialize and otherwise exploit ETBs against the designated targets. The option period for each target ended three months after the completion of the evaluation of such designated target.

As of December 31, 2021, the Company received cumulative payments of $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement. The Company also had the opportunity to receive payments from the following:

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

The Takeda Multi-Target Agreement was to expire on the expiration of all option periods (three months after the completion of the evaluation of materials for the designated targets) for the designated targets if Takeda did not exercise its options, or, following exercise of any option, on the expiration of the last Royalty Term (the latest of the expiration of patent rights claiming the licensed ETB, expiration of regulatory exclusivity for the licensed ETB or ten years from first commercial sale of the licensed ETB). The Takeda Multi-Target Agreement could have been terminated sooner by Takeda for convenience or upon a material change of control of the Company, or by either party for an uncured material breach of the agreement. Under the Takeda Multi-Target Agreement, both parties had the right to terminate the agreement immediately upon written notice, under certain defined circumstances.

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

At December 31, 2021 and December 31, 2020, deferred revenue related to the Takeda Multi-Target Agreement was $2.6 million, respectively.

For additional information about the Takeda Multi-Target Agreement, see Note 15, “Subsequent Events” included in this Annual Report on Form 10-K.

Vertex Collaboration Agreement

In November 2019, the Company entered into a collaboration agreement with (the “Vertex Collaboration Agreement”) Vertex Pharmaceuticals Incorporated (“Vertex”), to perform strategic research leveraging the Company’s engineered toxin body (“ETB”) technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology.

Pursuant to the terms of the Vertex Collaboration Agreement, the Company granted Vertex an exclusive option to obtain an exclusive license under the Company’s licensed technology to exploit one or more ETB products that are discovered by the Company against up to two designated targets. Vertex selected an initial target and had the option to designate one additional target within specified time limits.

Vertex paid the Company an upfront payment of $38.0 million, which consisted of $23.0 million in cash and a $15.0 million equity investment pursuant to a Share Purchase Agreement (the “SPA”). In addition to the upfront payments, the Company was also eligible to receive an additional $22.0 million through the exercise of the options to license ETB products or to add an additional target. The Company would have provided, and Vertex would have reimbursed it for, certain mutually agreed manufacturing technology transfer activities.

The Company also had the opportunity, for each target under the Vertex Collaboration Agreement, receive up to an additional $180.0 million in milestone payments upon the achievement of certain development and regulatory milestone events and up to an additional $70.0 million in milestone payments upon the achievement of certain sales milestone events. The Company would have been entitled to receive, subject to certain reductions, tiered mid-single digit royalties as percentages of calendar year net sales, if any, on any licensed product.

The Company would have been responsible for conducting the research activities through the designation of one or more development candidates. If Vertex had exercised its option for a development candidate, Vertex would have been responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate.

The Company identified one performance obligation at the inception of the Vertex Collaboration Agreement consisting of research and development services. The Company recognized revenue under the Vertex Collaboration Agreement using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred. These costs consisted primarily of internal employee efforts and third-party contract costs. Revenue was recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completed its performance obligation over the estimated service period.

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

In October 2021, the Company received a notice of termination from Vertex for the Vertex Collaboration Agreement. The termination of the Vertex Collaboration Agreement was effective on October 29, 2021. There are no ongoing activities or economic obligations in connection with the Vertex Collaboration Agreement. With the termination of the agreement, the Company’s performance obligations under the Vertex Collaboration Agreement were completed in the fourth quarter of 2021 and the remaining unrecognized transaction price of $14.6 million was recognized as research and development revenue.

At December 31, 2021 and December 31, 2020, deferred revenue related to the Vertex Collaboration Agreement was zero and $18.4 million, respectively.

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

The Company had $32.8 million of deferred revenue, current and $30.7 million of deferred revenue, non-current, at December 31, 2021 related to the BMS Collaboration Agreement.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”) which was extended in October 2021, under which CPRIT awarded a $15.2  million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724, this grant ended in November 2019. At December 31, 2021 the Company had received $20.0 million and has a remaining receivable of zero.

During the twelve months ended December 31, 2021 and December 31, 2020, the Company recognized zero and $3.2 million, respectively, in grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At December 31, 2021 and December 31, 2020, the Company had zero, respectively, recorded in Grants revenue receivable.

NOTE 4—MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2021 and 2020:

		Basis of Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Money market funds	$24,058	$24,058	$—	$—
Commercial paper	103,113	—	103,113	—
United States Treasury Bills	14,023	—	14,023	—
Government-related debt securities	5,185	—	5,185	—
Corporate Bonds	5,726	—	5,726	—
Total	$152,105	$24,058	$128,047	$—
Amounts included in:
Cash and cash equivalents	$25,058
Marketable securities, current	118,061
Marketable securities, non-current	8,986
Total cash equivalents and marketable securities	$152,105

		Basis of Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Money market funds	$23,794	$23,794	$—	$—
Commercial paper	42,863	—	42,863	—
United States Treasury Bills	21,794	—	21,794	—
Government-related debt securities	4,009	—	4,009	—
Total	$92,460	$23,794	$68,666	$—
Amounts included in:
Cash and cash equivalents	$23,793
Marketable securities, current	68,667
Total cash equivalents and marketable securities	$92,460

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2021 and 2020:

	December 31, 2021
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$25,058	$—	$—	$25,058
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	118,084	6	(29)	118,061
Marketable securities, non-current - Treasury bills	$9,011	$—	$(25)	$8,986

	December 31, 2020
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$23,793	$—	$—	$23,793
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	68,650	19	(2)	68,667

The following summarized the contractual maturities of the Company’s available-for-sale investments at December 31, 2021 and 2020:

	December 31, 2021
	Cost Basis	Fair Value
Due in one year or less	$143,142	$143,119
Due after one year through five years	9,011	8,986
Total	$152,153	$152,105

	December 31, 2020
	Cost Basis	Fair Value
Due in one year or less	$92,443	$92,460
Due after one year through five years	—	—
Total	$92,443	$92,460

The Company received no proceeds from the sale of available-for-sale securities for the years ended December 31, 2021 and 2020, with an immaterial realized gain for the year ended December 31, 2020. The basis on which the cost of the security sold was determined is specific identification.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$19,211	$16,159
Leasehold improvements	12,822	12,391
Furniture and fixtures	471	474
Computer and equipment	658	615
	33,162	29,639
Less: Accumulated depreciation	(13,853)	(7,385)
Total property and equipment, net	$19,309	$22,254

Depreciation expense was $6.6 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively.

In connection with the continued expansion of the Company’s facilities, at December 31, 2021 and 2020, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.6 million and $0.8 million, respectively. The ARO assets are included in Leasehold improvements.

NOTE 6—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued liabilities:
General and administrative	$794	$1,577
Clinical trial related costs	1,134	1,743
Non-clinical research and manufacturing operations	2,153	4,321
Payroll related	5,388	4,908
Other accrued expenses	46	26
Total Accrued liabilities	$9,515	$12,575

NOTE 7 — RELATED PARTY TRANSACTIONS

Takeda

In connection with the Takeda Multi-Target Agreement described in Note 3, “Research and Development Collaboration Agreements Takeda became a related party, following the stock purchase. Refer to Note 11, “Stockholders’ Equity”, for more detail about the Takeda Stock Purchase Agreement. Additionally, Jonathan Lanfear, a director of the Company, was the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda until September 25, 2020. In August 2021, Takeda ceased to be a related party after a sale of the above-mentioned shares.

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

K2 Health Ventures Loan and Security Agreement

On May 21, 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”). The K2 Loan and Security Agreement consisted of three tranches, the first of which was drawn on the closing date in the amount of $15.0 million. The second tranche of $20.0 million was drawn on May 14, 2021, at the Company’s option and was subject to the achievement of certain clinical milestones, which the Company had achieved. The third tranche of $10.0 million was available subject to lender consent and certain additional conditions prior to December 31, 2021. The principal accrues interest at an annual rate of equal to the greater of 8.45  % or the sum of the Prime Rate plus 5.2% and commenced on July 1, 2020. The interest rate at December 31, 2021 was 8.45%. Monthly payments commenced on July 1, 2020 and payments will be interest only until July 1, 2023. Thereafter, the loan shall amortize monthly such that the principal amount of the loan and interest accrued thereon shall be fully amortized by the loan’s maturity date of June 1, 2024. The K2 Loan and Security Agreement includes both financial and non-financial covenants including a minimum cash balance requirement. The Company was in compliance with the debt covenants at December 31, 2021 and expects to be compliant with the debt covenants for the next 12 months. The Company recorded the debt net of $2.5 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which was previously classified as a prepaid asset.

 As of December 31, 2021 and December 31, 2020, the K2 Loan principal balance was $35.0 million and $15.0 million, respectively.

As of December 31, 2021 and December 31, 2020, the carrying value of the long-term debt was $35.5 million and $14.9 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at December 31, 2021 ($ in thousands):

2022	$—
2023	17,111
2024	17,889
Total Principal Amounts	35,000
Final Fee Due at Maturity	2,181
Unamortized discount, deferred costs and final fee	(1,690)
Total Long-Term Debt, net	35,491

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

During the year ended December 31, 2021, the Company recorded non-cash impairment charges related to the impairment of the lease ROU assets of $0.6 million, which is recorded in general and administrative expenses.

Changes in the carrying amounts of the Company’s AROs for the years ended December 31, 2021 and 2020 are shown below (in thousands):

	2021	2020
Balance at beginning of year	$1,490	$1,365
Liabilities incurred in the current period	—	—
Accretion expense	135	125
Balance at end of year	$1,625	$1,490

At December 31, 2021, the Company did not have any operating and finance leases that have not yet commenced.

The components of lease expense for the years ended December 31, 2021 and December 31, 2020 were as follows (in thousands):

	2021	2020
Operating leases
Operating lease expense	$2,778	$2,520
Variable lease expense	476	491
Total operating lease expense	$3,254	$3,011

Finance leases
Amortization of right-of-use asset	$—	$8
Interest on lease liabilities	—	1
Total finance lease expense	$—	$9

The following table summarizes the balance sheet classification of leases at December 31, 2021 (in thousands):

Operating leases
Operating lease right-of-use assets	$8,608

Operating lease liabilities, current[1]	$2,606
Operating lease liabilities, non-current	9,564
Total operating lease liabilities	$12,170

1.	Included in other current liabilities.

The following table presents other information on leases as of December 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Weighted average remaining lease term, operating leases	5.65 years	6.1 years
Weighted average remaining lease term, finance leases	—	0.1 years
Weighted average discount rate, operating leases	7.02%	7.04%
Weighted average discount rate, finance leases	0.00%	0.00%
Right of use assets obtained in exchange for operating lease liabilities	$—	$2,735

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021 (in thousands):

Operating Leases

2022	3,359
2023	2,645
2024	2,218
2025	2,147
2026	1,559
Thereafter	2,686
Total lease payments	14,614
Less:
Imputed interest	(2,444)
Total lease liabilities	$12,170

Supplemental cash flow information related to the Company’s leases were as follows for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$3,204	$2,453
Operating cash flows finance leases	—	1
Financing cash flows finance leases	$1	$18

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into project work orders for each of its clinical trials with CROs and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $0.6 million at December 31, 2021. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug candidates. The Company was contractually obligated for up to approximately $21.7 million of future services under these agreements at December 31, 2021, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

We have entered into estimated purchase obligations which in total range from $11.0 million to $12.0 million and includes signed orders for capital equipment.

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

NOTE 11—STOCKHOLDERS’ EQUITY

Private Placement and Related Warrants

On August 1, 2017, the Company entered into a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) having an aggregate purchase price of $40.0 million (“PIPE Financing”), each such Unit consisting of (i) one (1) share (the “Shares”) of our common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of our common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March 2017 and June 2017. The purchase price per Unit was $6.9048. The Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants. At December 31, 2021, there were warrants outstanding under this agreement to purchase 2,896,528 shares of common stock. The warrants were valued at $16.3 million using the Black-Scholes model and recorded in additional paid-in capital. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 147%, risk free interest rate of 2.07%, and expected term of 7.0 years. The warrants were exercisable upon issuance and expire August 1, 2024.

In December 2015, the Company entered into an agreement with Wedbush (“Wedbush Agreement”), which was subsequently amended in December of 2017, related to Wedbush’s services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued warrants to purchase 57,930 shares of our common stock (the “Wedbush Warrants”). The Wedbush Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants. At December 31, 2021, there were Wedbush Warrants outstanding to purchase 57,930 shares of common stock. The Wedbush Warrants were valued at $0.4 million using the Black-Scholes model. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 108%, risk free interest rate of 2.3%, and expected term of 7.0 years. The warrants were exercisable upon issuance and expire December 1, 2024.

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

In July 2020, the Company raised gross proceeds of approximately $50.0 million and net proceeds of $48.5 million through at-the-market sales (“ATM”) of its common stock pursuant to its ATM facility. The Company sold approximately 3.6 million shares of the Company’s common stock at a purchase price of $12.00 per share and 0.5 million shares at a purchase price of $12.70, in each case the market price at the time of sale. These sales constituted the full available dollar amount under the Company’s current ATM facility, and with such completion, this ATM facility terminated.

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

In February 2021, the Company, completed a public offering of 6.0 million shares of common stock at an offering price of $12.65 per share. The net proceeds to the Company were $71.1 million, after deducting underwriting discounts, commissions and other estimated offering expenses paid by the Company.

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

NOTE 12—EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

In May 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan serves as a successor to the 2004 Amended and Restated Equity Incentive Plan (“2004 Plan”), 2009 Stock Plan, as amended (“2009 Plan”) and 2014 Equity Incentive Plan (“2014 Plan”) with any forfeited, expired or cancelled awards under those plans being absorbed into the 2018 Plan for future issuance. The terms of the 2018 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2018 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2018 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. The total number of shares of the Company’s common stock initially reserved for issuance under the 2018 Plan was equal to the sum of (i) 2,000,000 newly reserved shares, which included, as of April 30, 2018, 104,184 shares reserved and unallocated under the 2009 Stock Plan, as amended, and 335,040 shares reserved and unallocated under the 2014 Equity Incentive Plan, as amended, plus (ii) up to 2,885,121 additional shares that may be added to the 2018 Plan in connection with the forfeiture, expiration or cancellation of awards outstanding under the 2014 Plan, the 2009 Plan and the 2004 Plan as of May 31, 2018. Additionally, the number of shares of common stock that may be issued under the 2018 Plan shall increase on each January 1, beginning with January 1, 2019, and continuing through and including January 1, 2028 by an amount equal to the lesser of (i) 4% of the number of outstanding shares of common stock on that date and (ii) an amount determined by the Company’s board of directors or compensation committee; provided, however, that in no event will the number of shares available for issuance under the 2018 Plan be increased to the extent such increase, in addition to any other increases proposed by the board of directors in the number of shares available for issuance under all other employee or director stock plan would result in the total number of shares then available for issuance under all employee and director stock plans exceeding 20% of the outstanding shares of the Company’s common stock on the first day of the applicable fiscal year. As of December 31, 2021, options to purchase 1,202,612 shares of common stock were available for future grants under the 2018 Plan.

2004 Employee Stock Purchase Plan

On January 1, 2017, an additional 9,091 shares were authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. The 2004 Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the years ended December 31, 2021 and December 31, 2020, no shares were purchased by employees under the 2004 Purchase Plan. At December 31, 2021 and 2020, there were 8,636 were authorized and available for issuance under the 2004 Purchase Plan.

Equity Incentive Plan

The following table summarizes information about stock option activity for years ended December 31, 2021 and 2020:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2019	4,763,062	$6.36	8.10	$36.63
Granted	2,453,506	$14.06
Exercised	(261,260)	$3.99
Cancelled	(257,381)	$9.99
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Granted	2,683,818	$12.84
Exercised	(320,716)	$5.05
Cancelled	(1,206,556)	$11.46
Balances, December 31, 2021	7,854,473	$10.21	6.72	$0.95

Vested and expected to vest, December 31, 2021	7,854,473	$10.21	6.72	$0.95
Exercisable at December 31, 2021	4,289,745	$8.75	5.81	$0.95

At December 31, 2021, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.71-4.66	1,118,437	4.88	$3.55	844,087	$3.23
$4.74-5.81	315,322	5.94	$5.08	224,149	$5.08
$6.31-6.31	1,056,037	5.71	$6.31	951,933	$6.31
$6.52-9.40	1,312,396	7.20	$8.53	828,210	$8.86
$10.78-13.99	795,418	6.87	$12.09	398,615	$12.08
$14.05-14.05	1,742,811	7.97	$14.05	289,148	$14.05
$14.50-14.50	1,106,337	6.75	$14.50	513,928	$14.50
$14.94-42.57	404,079	7.78	$15.74	236,039	$15.86
$61.27-61.27	1,818	1.37	$61.27	1,818	$61.27
$70.29-70.29	1,818	0.37	$70.29	1,818	$70.29
$0.71-70.29	7,854,473	6.72	$10.21	4,289,745	$8.75

The total intrinsic value of stock options exercised during the years ended December 31, 2021 and December 31, 2020 was $1.2 million and $2.5 million respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was $1.6 million and $1.0 million for the years ended December 31, 2021 and December 31, 2020, respectively. The Company issues new shares of common stock upon exercise of options. In connection with the exercises, there is no tax benefit realized by the Company due to the Company’s current loss position.

Equity-Based Compensation Expense

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$8,839	$6,387
General and administrative	7,792	5,430
Total stock-based compensation	$16,631	$11,817

At December 31, 2021, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s 2018 equity incentive plan was approximately $33.2 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.47 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Employee Stock Options:
Risk-free interest rate	0.93%	1.44%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	113.25%	110.90%
Weighted-average fair value of stock options granted	$10.81	$11.75

NOTE 13—INCOME TAXES

For the years ended December 31, 2021 and 2020, the Company recorded an income tax provision expense of zero and $5.0 thousand, respectively.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2021	2020
U.S. federal taxes (benefit) at statutory rate	$(17,431)	$(22,032)
State federal income tax benefit	(3,834)	(895)
Permanent differences	15	(46)
Stock compensation	1,666	524
Research and development credits	(2,840)	(4,043)
Change in valuation allowance due to operations	24,219	26,484
Change in state rate and carryovers	(1,795)	13
Total	$—	$5

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$63,372	$42,029
Interest	603	—
Research and development credits	12,422	9,066
Deferred stock compensation	5,916	3,260
Deferred revenue	699	5,195
Lease liability	3,095	3,045
Accrued expenses and other	1,636	1,301
Total deferred tax assets	87,743	63,896

Total deferred tax liabilities
Depreciable and amortizable assets	(1,459)	(1,677)
Right-of-use asset	(2,189)	(2,344)
Total deferred tax liabilities	(3,648)	(4,021)
Less: Valuation allowance	(84,095)	(59,875)
Net deferred tax assets	$—	$—

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $536.0 million and state net operating loss carryforwards of approximately $5.1 million available to offset future taxable income. $316.0 million of the Company’s federal net operating loss carryforwards will begin to expire in 2024 through 2037, if not used before such time to offset future taxable income or tax liabilities. $220.0 million of the Company’s federal net operating loss has an indefinite life and will not expire. A portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal (section 382) and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization. The Company currently anticipates $253.2 million of federal net operating losses to expire unutilized due to a previous section 382 limitation.

At December 31, 2021, the Company had federal research and development tax credits available to offset future taxes of approximately $20.1 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $2.5 million, which expire beginning 2033. The Company currently anticipates $9.7 million of federal research and development tax credits to expire unutilized due to a previous section 382 limitation.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $24.2 million from continuing operations.

The Company has no uncertain tax positions as of December 31, 2021 and 2020. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryfowards, all of its tax years are subject to federal and state tax examination.

NOTE 14—EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Molecular Templates 401(k) Plan”). Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Molecular Templates 401(k) Plan by the Company were $0.8 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 15—SUBSEQUENT EVENTS

Takeda Multi-Target Agreement

In March 2022, following the Company’s request to bring the agreement to an end, the Company and Takeda mutually agreed to terminate the Takeda Multi-Target Agreement. As a result of the termination, the Company regained full rights to pursue the targets worked on under the Takeda Multi-Target Agreement. There are no ongoing activities or economic obligations in connection with the Takeda Multi-Target Agreement.

Pursuant to the terms of and upon the Company’s entry into the Takeda Multi-Target Agreement, Takeda paid the Company an upfront payment of $5.0 million. Subsequent to the termination the Company has no outstanding performance obligations to Takeda and the Company expects to recognize the remaining deferred revenue balance of $2.6 million into research and development revenue in the first quarter of 2022.

For additional information about the Takeda Multi-Target Agreement, see Note 3, “Research and Development Agreements” included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting at December 31, 2021 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

2.1^

Agreement and Plan of Merger and Reorganization, dated March 16, 2017, by and among the Company, Molecular Templates OpCo, Inc. and Trojan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979) filed on March 17, 2017).

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

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated November 22, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on November 25, 2019).

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2019).

4.1

Registration Rights Agreement, dated June 4, 2020, by and among the Company and the selling stockholders named therein (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-3 Report (file No. 333-238937) filed on June 4, 2020).

4.2

Form of Warrant issued pursuant to the Securities Purchase Agreement, among the Company and the investors named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 7, 2017).

4.3

Form of Warrant issued to Wedbush Securities, dated December 1, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

4.4

Warrant to Purchase Common Stock issued to Perceptive Credit Holdings II, LP, dated February 27, 2018, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 2, 2018).

4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-3 (File No. 333-228975) filed on December 21, 2018).

4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form S-3 (File No. 333-228975) filed on December 21, 2018).

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

10.3

Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Company on October 9, 2017, amended as of May 31, 2018 and further amended as of December 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on December 19, 2019).

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

10.7+

Form of Stock Option Grant Notice and Option Agreement for employees under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.8+

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.9+

Amended and Restated Executive Employment Agreement, dated April 22, 2016, between Molecular Templates OpCo, Inc. and Eric E. Poma, Ph.D. (incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-4 (File No. 333-217993) filed on May 15, 2017, as amended on June 27, 2017).

10.10+

Amended and Restated Executive Employment Agreement, dated April 22, 2016, between Molecular Templates OpCo, Inc. and Jason Kim (incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-4 (File No. 333-217993) filed on May 15, 2017, as amended on June 27, 2017).

10.12

Sales Agreement between the Company and Cowen and Company, LLC, dated November 2, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on November 2, 2015).

10.13

Form of Company Support Agreement by and between Molecular Templates OpCo, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979) filed on March 17, 2017).

10.14

Form of Molecular Templates OpCo, Inc. Support Agreement by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979) filed on March 17, 2017).

10.15

Form of Company Lock-Up Agreement by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979) filed on March 17, 2017).

10.16

Form of Molecular Templates OpCo, Inc. Lock-Up Agreement by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979) filed on March 17, 2017).

10.17

Lease Agreement, dated October 1, 2016, and First Amendment to the Lease Agreement, dated January 30, 2017, by and between NW Austin Office Partners LLC and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on May 15, 2017).

10.17.1

Second Amendment to the Lease Agreement, dated March 29, 2017, by and between NW Austin Office Partners LLC and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.17.2

Third Amendment to the Lease Agreement, dated June 23, 2017, by and between NW Austin Office Partners LLC and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.22+

Molecular Templates Amended and Restated 2009 Stock Plan, as amended through September 19, 2013 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.23+	Molecular Templates 2009 Stock Plan Form of Option Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.24

Equity Commitment Letter Agreement, dated as of March 16, 2017, among the Company, Molecular Templates OpCo, Inc., and Longitude Venture Partners III, L.P. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-4 (File No. 333-217993) filed on May 15, 2017, as amended on June 27, 2017).

10.25

Note Purchase Agreement, dated as of March 16, 2017, by and between the Company and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-4 (File No. 333-217993) filed on May 15, 2017, as amended on June 27, 2017).

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

10.30

Stock Purchase Agreement, dated as of June 23, 2017, by and among Molecular Templates OpCo, Inc., the Company and Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-4/A (File No. 333-217993) on June 27, 2017).

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

10.37

Sublease Agreement, dated as of January 23, 2019, by and between the Company and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 29, 2019).

10.39

Registration Rights Agreement, dated February 27, 2018, by and between the Company and Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 2, 2018).

10.40

Underwriting Agreement, dated September 20, 2018, among the Company and Cowen and Company, LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on September 24, 2018).

10.41

Sublease Agreement, dated as of January 23, 2019, by and between the Company and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 13, 2019).

10.42

First Amendment to Sublease Agreement, dated as of May 16, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 12, 2019).

10.44

Underwriting Agreement, dated November 20, 2019, among the Company and Cowen and Company, LLC, Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on November 25, 2019).

10.46

Share Purchase Agreement, dated November 18, 2019, by and between Vertex Pharmaceuticals Incorporated and the Company (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 13, 2020).

10.47+

Executive Employment Agreement, dated January 3, 2019, by and between Roget J. Waltzman, M.D. and the Company (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 13, 2020).

10.48

Loan and Security Agreement, dated May 21, 2020, by and among the Company, Molecular Templates OpCo, Inc., and, K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on May 22, 2020).

10.49

Sales Agreement, dated August 7, 2020, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on August 7, 2020).

10.50

Underwriting Agreement, dated February 17, 2021, among the Company and BofA Securities, Inc., Cowen and Company LLC, and Evercore Group, L.L.C., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on February 22, 2021).

10.51††

Collaboration Agreement, dated February 10, 2021, by and between the Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 14, 2021).

10.52+

Executive Employment Agreement, dated November 4, 2019, by and between Sean McLennan and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on August 13, 2021).

10.53+

First Amendment to Executive Employment Agreement, dated June 15, 2021, by and between Sean McLennan and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on August 13, 2021).

10.54††*	Amendment No. 1 to Collaboration Agreement, dated December 2, 2021, by and between the Company and Bristol-Myers Squibb Company.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

*	Filed herewith.

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

MOLECULAR TEMPLATES, INC.

March 29, 2022	By:	/s/ ERIC E. POMA, PH.D.
Eric E. Poma, Ph.D. Chief Executive Officer and Chief Scientific Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric E. Poma, Ph.D.	Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)	March 29, 2022
Eric E. Poma, Ph.D.

/s/ Sean McLennan	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
Sean McLennan

/s/ Harold E. Selick, Ph.D.	Director	March 29, 2022
Harold E. Selick, Ph.D.

/s/ Jonathan Lanfear	Director	March 29, 2022
Jonathan Lanfear

/s/ David R. Hoffmann	Director	March 29, 2022
David R. Hoffmann

/s/ David Hirsch, M.D., Ph.D.	Director	March 29, 2022
David Hirsch, M.D., Ph.D.

/s/ Kevin Lalande	Director	March 29, 2022
Kevin Lalande

/s/ Scott Morenstein	Director	March 29, 2022
Scott Morenstein

/s/ Corazon “Corsee” Sanders, Ph.D.	Director	March 29, 2022
Corazon “Corsee” Sanders, Ph.D.

/s/ Gabriela Gruia, M.D.	Director	March 29, 2022
Gabriela Gruia, M.D.