Form 10-Q
period 2022-03-31
Molecular Templates, Inc.
filed 2022-05-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

On May 9, 2022 there were 56,339,205 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•

the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-5111, MT-0169, MT-8421 and other engineered toxin body (“ETB”) biologic candidates;

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022(unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,572	$24,983
Marketable securities, current	104,947	118,061
Prepaid expenses	2,615	3,917
Other current assets	5,251	1,254
Total current assets	132,385	148,215
Marketable securities, non-current	—	8,986
Operating lease right-of-use assets	8,206	8,608
Property and equipment, net	18,634	19,309
Other assets	3,940	7,244
Total assets	$163,165	$192,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,612
Accrued liabilities	7,905	9,515
Deferred revenue, current	34,586	32,937
Other current liabilities	2,533	2,606
Total current liabilities	45,024	46,670
Deferred revenue, long-term	24,252	33,350
Long-term debt, net of current portion	35,737	35,491
Operating lease liabilities	9,009	9,564
Other liabilities	1,661	1,625
Total liabilities	115,683	126,700
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding: 250 shares at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding: 56,305,049 shares at March 31, 2022 and 56,305,049 shares at December 31, 2021	56	56
Additional paid-in capital	421,386	417,704
Accumulated other comprehensive loss	(299)	(48)
Accumulated deficit	(373,661)	(352,050)
Total stockholders’ equity	47,482	65,662
Total liabilities and stockholders’ equity	$163,165	$192,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Research and development revenue, related party	$—	$237
Research and development revenue, other	8,486	2,983
Total revenue	8,486	3,220
Operating expenses:
Research and development	21,497	21,368
General and administrative	7,620	8,181
Total operating expenses	29,117	29,549
Loss from operations	20,631	26,329
Interest and other income, net	70	52
Interest and other expense, net	(1,050)	(501)
Net loss	21,611	26,778
Net loss attributable to common shareholders	$21,611	$26,778
Net loss per share attributable to common shareholders:
Basic and diluted	$0.38	$0.51
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	56,305,049	52,564,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$21,611	$26,778
Other comprehensive income:
Unrealized loss on available-for-sale securities	(251)	(15)
Comprehensive loss	$21,862	$26,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Total Stockholders' Equity (Deficit), beginning balances	$65,662	$59,340

Preferred Stock:
Beginning balance	—	—
Issuance of preferred stock	—	—
Ending balance	—	—

Common Stock:
Beginning balance	56	50
Issuance of common stock pursuant to public offering	—	6
Ending balance	56	56

Additional Paid-In Capital
Beginning balance	417,704	328,314
Issuance of common stock pursuant to stock plans	—	597
Stock-based compensation	3,682	4,066
Issuance of common stock pursuant to public offering	—	71,139
Ending balance	421,386	404,116

Accumulated Other Comprehensive Income, (Loss):
Beginning balance	(48)	17
Other comprehensive income, (loss)	(251)	(15)
Ending balance	(299)	2

Accumulated deficit:
Beginning balance	(352,050)	(269,041)
Net loss	(21,611)	(26,778)
Ending balance	(373,661)	(295,819)

Total Stockholders' Equity	$47,482	$108,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$21,611	$26,778
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	1,872	1,509
Stock-based compensation expense	3,682	4,066
Interest accrued on long-term debt	3	—
Amortization of debt discount and accretion related to debt	246	105
Accretion of asset retirement obligations	36	33
Loss on disposal of property and equipment	1	36
Changes in operating assets and liabilities:
Prepaid expenses	1,302	(98)
Accounts receivable, related party	—	234
Other assets	(1,706)	442
Operating lease right-of-use assets and liabilities	(226)	28
Accounts payable	(1,612)	(869)
Accrued liabilities	(2,234)	(3,010)
Other liabilities, related party	—	(265)
Deferred revenue	(7,449)	67,018
Deferred revenue, related party	—	(237)
Net cash used in/provided by operating activities	(27,696)	42,214
Cash flows from investing activities:
Purchases of property and equipment	(553)	(435)
Purchase of marketable securities	(12,732)	(73,652)
Sales of marketable securities	34,570	33,700
Net cash used in/provided by investing activities	21,285	(40,387)
Cash flows from financing activities:
Payments of capital and finance lease obligations	—	(1)
Proceeds from stock option exercises	—	597
Proceeds from issuance of common stock and warrants, net offering expenses	—	71,145
Net cash provided by financing activities	—	71,741
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(6,411)	73,568
Cash, cash equivalents and restricted cash, beginning of period	28,651	28,886
Cash, cash equivalents and restricted cash, end of period	$22,240	$102,454
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$19,572	$98,786
Restricted cash included in other assets	2,668	3,668
Total cash, cash equivalents and restricted cash	$22,240	$102,454
Supplemental Cash Flow Information
Cash paid for interest	$753	$317
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$621	$559

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.

Liquidity

At March 31, 2022, the Company had cash, cash equivalents, and marketable securities of $124.5 million. The Company has devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. The Company expects that existing cash, cash equivalents and marketable securities will enable it to fund operating expenses and capital expenditure requirements to the end of 2023.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies disclosed in Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $2.7 million of restricted cash at March 31, 2022 related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), Vertex Pharmaceuticals Incorporated (“Vertex”) and Bristol Myers Squibb Company (“Bristol Myers Squibb” or “BMS”). Takeda accounted for approximately 30% and 7% of total revenues for the three months ended March 31, 2022 and 2021, respectively. Vertex accounted for approximately 0% and 63% of total revenues for the three months ended March 31, 2022 and 2021, respectively. BMS accounted for approximately 70% and 30% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

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

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance: Disclosures by Business Entities about Government Assistance”. The amendments in this Update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government. The amendments require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy (i) the type of transaction, (ii) the accounting for the transaction, and (iii) the effect of the transaction on the entity’s financial statements. The Company adopted this standard as of January 1, 2022, using a prospective approach and it did not have a material impact on the Company’s financial statements and related disclosures.

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at March 31, 2022 and March 31, 2021, stock options, warrants and, if converted, preferred stock totaling approximately 12,999,361 and 12,144,173 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of each of our collaboration partner's parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Japan	$2,586	$237
United States	5,900	2,983
Total research and development revenue	$8,486	$3,220

Collaboration Agreements - Takeda

Research and development revenue from a previously related party was with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) and were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Takeda Development and License Agreement	—	215
Takeda Multi-Target Agreement	2,586	22
Total research and development revenue, Takeda	$2,586	$237

Takeda Development and License Agreement

In September 2018, the Company entered into a Development Collaboration and Exclusive License Agreement, as amended, with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma (the “Takeda Development and License Agreement”). In April 2021, the Company received a notice of termination from Takeda for the Takeda Development and License Agreement. Following receipt of the termination notice from Takeda, the Company notified Takeda of its intent to assume full rights to TAK-169, now known as MT-0169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Takeda Development and License Agreement. The termination of the Takeda Development and License Agreement was effective in August 2021.

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

As of March 31, 2022, the Company received cumulative payments of $5.0 million from Takeda pursuant to the Takeda Multi-Target Agreement. Prior to the termination, the Company also had the opportunity to receive payments of the following:

•	$30.0 million in aggregate through the exercise of the option to license ETBs.
•

Up to approximately $397.0 million in clinical development milestone payments for achievement of development milestones and regulatory approval of collaboration products under the Takeda Multi-Target Agreement.

•	Up to $150.0 million in commercial milestone payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Takeda Multi-Target Agreement.
•	Tiered royalty payments of a mid-single to low-double digit percentage of net sales of any licensed ETBs, subject to certain reductions.
•	Up to $10.0 million in certain contingency fees.

At March 31, 2022 there was no deferred revenue related to the performance obligation and at December 31, 2021, deferred revenue was $2.6 million.

Vertex Collaboration Agreement

In November 2019, the Company entered into a Master Collaboration Agreement (the “Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), to perform strategic research leveraging the Company’s engineered toxin body (“ETB”) technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology. In October 2021, the Company received a notice of termination from Vertex for the Vertex Collaboration Agreement. The termination of the Vertex Collaboration Agreement was effective in October 2021. There are no ongoing activities or economic obligations in connection with the Vertex Collaboration Agreement.

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

With the termination of the agreement, the Company’s performance obligations under the Vertex Collaboration Agreement were completed in the fourth quarter of 2021 and the remaining unrecognized transaction price of $14.6 million was recognized as research and development revenue

Bristol Myers Squibb Collaboration Agreement

In February 2021, the Company, entered into a Collaboration Agreement (the “BMS Collaboration Agreement”), as amended, with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to perform strategic research collaboration leveraging the Company’s ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets.

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

The Company had $34.3 million and $32.8 million of deferred revenue, current, at March 31, 2022 and December 31, 2021 respectively, related to the BMS Collaboration Agreement. The Company had $24.3 million and $30.7 million of deferred revenue, non-current at March 31, 2022 and December 31, 2021, respectively, related to the BMS Collaboration Agreement.

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

In 2011, the Company entered into a Cancer Research Agreement (the “CPRIT Agreement”) with CPRIT under which CPRIT awarded a $10.6 million product development grant for the CD20-targeting ETB MT-3724. This product development grant ended in November 2019. At March 31, 2022 the Company had received $20.0 million and has no remaining receivable.

During the three months ended March 31, 2022 and three months ended March 31, 2021, the Company recognized no grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. At March 31, 2022 and December 31, 2021, the Company had no recorded grant revenue receivable.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda

In connection with the Takeda Multi-Target Agreement described in Note 3 “Research and Development Collaboration Agreements”, Takeda became a related party, following the Takeda Stock Purchase Agreement described in Note 11 “Stockholders’ Equity”, of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022. Additionally, Jonathan Lanfear, a director of the Company, was the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda until September 25, 2020. In August 2021, Takeda ceased to be a related party after a sale of the above-mentioned shares.

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	March 31, 2022	Level 1	Level 2	Level 3
Money market funds	$16,913	$16,913	$—	$—
Commercial paper	74,583	—	74,583	—
United States Treasury Bills	21,650	—	21,650	—
Government-related debt securities	3,003	—	3,003	—
Corporate Bonds	5,711	—	5,711	—
Total	$121,860	$16,913	$104,947	$—
Amounts included in:
Cash and cash equivalents	$16,913
Marketable securities, current	104,947
Marketable securities, non, current	—
Total cash equivalents and marketable securities	$121,860

		Basis of Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Money market funds	$24,058	$24,058	$—	$—
Commercial paper	103,113	—	103,113	—
United States Treasury Bills	14,023	—	14,023	—
Government-related debt securities	5,185	—	5,185	—
Corporate Bonds	5,726	—	5,726	—
Total	$152,105	$24,058	$128,047	$—
Amounts included in:
Cash and cash equivalents	$25,058
Marketable securities, current	118,061
Marketable securities, non-current	8,986
Total cash equivalents and marketable securities	$152,105

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	March 31, 2022
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$16,913	$—	$—	$16,913
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	105,246	—	(299)	104,947
Marketable securities, non-current - Treasury bills	$—	$—	$—	$—

	December 31, 2021
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$25,058	$—	$—	$25,058
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	$118,084	$6	$(29)	$118,061
Marketable securities, non-current - Treasury bills	$9,011	$—	$(25)	$8,986

The following summarized the contractual maturities of the Company’s available-for-sale investments (in thousands):

	March 31, 2022
	Cost Basis	Fair Value
Due in one year or less	$122,159	$121,860
Due after one year through five years	—	—
Total	$122,159	$121,860

	December 31, 2021
	Cost Basis	Fair Value
Due in one year or less	$143,142	$143,119
Due after one year through five years	9,011	8,986
Total	$152,153	$152,105

The Company received no proceeds from the sale of available-for-sale securities for the three months ended March 31, 2022 and March 31, 2021, respectively, and no realized gain for the three months ended March 31, 2022 and March 31, 2021.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued liabilities:
General and administrative	$1,160	$794
Clinical trial related costs	615	1,134
Non-clinical research and manufacturing operations	3,418	2,153
Payroll related	2,660	5,388
Other accrued expenses	52	46
Total Accrued liabilities	$7,905	$9,515

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$20,325	$19,211
Leasehold improvements	12,858	12,822
Furniture and fixtures	471	471
Computer and equipment	665	658
	34,319	33,162
Less: Accumulated depreciation	(15,685)	(13,853)
Total property and equipment, net	$18,634	$19,309

Depreciation expense was $1.8 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

In connection with the continued expansion of the Company’s facilities, at March 31, 2022 and March 31, 2021, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.5 million and $0.7 million, respectively. The ARO assets are included in leasehold improvements.

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

The Company repaid the Perceptive Credit Facility on May 21, 2020, from the proceeds of the K2 Loan and Security Agreement discussed below. Upon the termination of the Perceptive Credit Facility, the Company paid $4.9 million in principal and interest and $0.1 million in exit fees and prepayment penalties. The Company recognized a total loss on extinguishment of debt in the amount of $1.2 million related to the Perceptive Credit Facility, during the year ended December 31, 2020.

In connection with the Perceptive Credit Facility, on February 27, 2018, the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5972, subject to certain adjustments as specified in the Warrant. For further discussion of the warrant, see Note 11, “Stockholders’ Equity” to our audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022. The fair value of the warrant of $1.5 million was recorded as a debt discount at issuance and was included in the loss on extinguishment.

K2 Health Ventures Loan and Security Agreement

 In May 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”). The K2 Loan and Security Agreement was drawable in three tranches and to date the Company has drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. On April 4, 2022, the K2 Loan and Security Agreement was amended so that payments will be interest only until the loan’s maturity date of June 1, 2024.

The K2 Loan and Security Agreement includes both financial and non-financial covenants including a minimum cash balance requirement. The Company was in compliance with the debt covenants at March 31, 2022 and expects to be compliant with the debt covenants for the next twelve months. The Company recorded the debt net of $2.5 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which was previously classified as a prepaid asset.

 As of March 31, 2022 and December 31, 2021, the K2 Loan principal balance was $35.0 million and $35.0 million, respectively.

As of March 31, 2022 and December 31, 2021, the carrying value of long-term debt was $35.7 million and $35.5 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at March 31, 2022 ($ in thousands):

2022 (remaining)	$—
2023	17,100
2024	17,900
Total Principal Amounts	35,000
Final Fee Due at Maturity	2,230
Unamortized discount, deferred costs and final fee	(1,493)
Total Long-Term Debt, net	$35,737

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

The following table summarizes the components of lease expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating leases
Operating lease expense	$601	$726
Variable lease expense	119	125
Total operating lease expense	$720	$851

The following table summarizes the balance sheet classification of leases at March 31, 2022 (in thousands):

Operating leases
Operating lease right-of-use assets	$8,206

Operating lease liabilities, current[1]	$2,533
Operating lease liabilities, non-current	9,009
Total operating lease liabilities	$11,542
1.	Included in other current liabilities.

The following table presents other information on leases as of March 31, 2022 and December 31, 2021:

	2022	2021
Weighted average remaining lease term, operating leases	5.24 years	5.65 years
Weighted average discount rate, operating leases	7.02%	7.02%

Maturities of lease liabilities were as follows as of March 31, 2022 (in thousands):

Operating Leases
2022 (remaining)	$2,482
2023	2,689
2024	2,218
2025	2,147
2026	1,559
Thereafter	2,686
Total lease payments	13,781
Less:
Imputed interest	(2,239)
Total lease liabilities	$11,542

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Three Months Ended March 31,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$833

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $0.1 million at March 31, 2022. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $40.3 million of future services under these agreements at March 31, 2022, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations which in total range from $12.1 million to $12.6 million and include signed orders for capital equipment.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,962	$2,268
General and administrative	1,720	1,798
Total stock-based compensation	$3,682	$4,066

At March 31, 2022, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $31.9 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.76 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Employee Stock Options:
Risk-free interest rate	2.02%	0.87%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	90.41%	113.12%
Weighted-average fair value of stock options granted	$2.07	$11.62

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Granted	2,683,818	$12.84
Exercised	(320,716)	$5.05
Cancelled	(1,206,556)	$11.46
Balances, December 31, 2021	7,854,473	$10.21	6.72	$0.95
Granted	2,106,553	$2.76
Exercised	—	$—
Cancelled	(356,123)	$9.75
Balances, March 31, 2022	9,604,903	$8.59	7.30	$2.19

Vested and expected to vest, March 31, 2022	9,604,903	$8.59	6.93	$2.19
Exercisable at March 31, 2022	4,709,331	$8.94	5.93	$0.81

The total intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021, was zero and $0.6 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was zero and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

NOTE 12 – SUBSEQUENT EVENTS

On April 4, 2022, the Company entered into a First Amendment (the “First Amendment”) to the K2 Loan and Security Agreement which (a) eliminated requirements that the Term Loans (as defined in the K2 Loan and Security Agreement) amortize prior to the Term Loan Maturity Date (as defined in the K2 Loan and Security Agreement) and (b) revised the K2 Loan and Security Agreement such that the covenant regarding minimum Liquidity (as defined in the K2 Loan and Security Agreement) shall apply for the entire term of the K2 Loan and Security Agreement. A fee of $297,500 was paid by Molecular Templates OpCo, Inc., as the Borrower to K2 HealthVentures LLC, as administrative agent for the Lenders, in connection with the First Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We filed an IND for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase I study of MT-6402 in relapsed/refractory patients with PD-1/PD-L1 expressing tumors began in July 2021 at a starting dose of 16.0 μg/kg. The Phase I study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial in the United States. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the tumor microenvironment are eligible for enrollment. Following a review of the safety data from cohort 2 (24.0 μg/kg), patient enrollment in cohort 3 initiated and is continuing at a dose of 32.0 μg/kg with three patients currently enrolled.  Following determination of the maximum tolerated dose (MTD), expansion cohorts are planned to evaluate MT-6402 as a monotherapy in tumor-specific and PD-L1 positive basket tumor cohorts.  In November 2021, MT-6402 was granted Fast Track designation for the treatment of patients with advanced NSCLC expressing PD-L1. For MT-6402, dose escalation in the Phase I study continues as planned.

As of March 2022, 12 patients have been treated across two dose escalation cohorts of 16.0 μg/kg and 24.0 μg/kg in the MT-6402 study of patients with relapsed/refractory tumors that express PD-L1.  Five patients remain on study with four patients awaiting their first efficacy assessment. Regarding safety, no dose limiting toxicities (DLTs) were observed in the six patients treated in the first cohort of 16.0 μg/kg and one DLT of grade 2 dermatitis was observed in one patient in the second cohort at 24.0 μg/kg.  This patient had development of a grade 2 dermatitis of two days duration which began rapidly, 6 days after cycle 1, dose 1.  The patient was treated with systemic steroids and treatment with MT-6402 was held until cycle 2, dose 1, whereupon the patient was re-challenged at the same dose without development of recurrent dermatitis.  We continue to observe pharmacodynamic (PD) effects including monocyte depletion and T cell activation, potentially in a dose-dependent manner.  These PD effects associated with immune activation were seen across the majority of patients irrespective of HLA type or level of tumor PD-L1 staining. The patient that demonstrated tumor regression was one of two patients treated with high tumor PD-L1 expression and may represent engagement of direct tumor cell-kill and antigen seeding. Regarding efficacy, one patient in cohort 1 with non-small cell lung cancer (NSCLC) had evaluable-only multiple sites of bone disease that appeared to have resolved on bone scan with only one remaining site which showed decreased uptake. This patient remained on MT-6402 up to cycle 8 when increased uptake was noted on bone scan and MT-6402 treatment was discontinued.

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing study subjects in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a MTD is established in Part 1. We most recently provided an update on this study in January 2022. As of that update, 30 patients, with a median of 4 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111; patients with breast cancer received a median of 5.5 prior lines of therapy, 4 of which contained HER2-targeting agents (metastatic breast cancer n=11, metastatic biliary tract carcinoma n=6, metastatic gastric/gastroesophageal n=4, metastatic colorectal cancer n=3, metastatic NSCLC n=3, metastatic pancreatic cancer n=2, and metastatic uterine cancer n=1).  Eight cohorts (0.5, 1.0, 2.0, 3.0, 4.5, 6.75, 10.0, and 13.0 μg/kg/week) have been successfully completed and enrollment for the ninth cohort (17.0 μg/kg) has been initiated. Pharmacokinetic (PK) data confirm the predicted human PK based on non-human primate studies. PK modeling has suggested that doses equal to or greater than 10.0 μg/kg are likely needed for efficacy. To date, we have not observed any cases of capillary leak syndrome (CLS) (any grade) or significant cardiotoxicity in human subjects who have been dosed with MT-5111.

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

We are encouraged by the safety profile to date in these heavily pretreated subjects and believe the observed PK in patients suggests potentially clinically active dose levels.

Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) filed an IND for TAK-169, now known as MT-0169, our jointly discovered ETB targeting CD38, in May 2019 and the IND was accepted in June 2019, and Takeda initiated a Phase I study in relapsed/refractory multiple myeloma in the fourth quarter of 2019. In December 2019, the FDA granted Orphan Drug Designation to MT-0169 for the treatment of multiple myeloma. Phase I dosing for MT-0169 began in the first quarter of 2020, was paused in March 2020 due to the COVID-19 pandemic and was re-initiated during the fourth quarter of 2020.

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

The revised protocol for the ongoing Phase I study for MT-0169 in patients with relapsed/refractory multiple myeloma or non-Hodgkins lymphoma is now open. The revised protocol will explore a lower dose of MT-0169 to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. We are opening new sites for the Phase I study and anticipate enrollment beginning in the second quarter of 2022.

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

MT-8421, our ETB targeting CTLA-4, along with MT-6402, represent our unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells and not just the blocking of ligand-ligand interactions seen with current antibody therapeutics. As of the American Association for Cancer Research annual meeting in April 2022, preclinical data from MT-8421 showed that in a transgenic mouse model expressing human CTLA-4 and bearing syngeneic subcutaneous tumors, MT-8421 treatment depleted immune suppressive regulatory T cells (Tregs) in the TME. MT-8421 was well tolerated in a non-human primate toxicology study and achieved serum levels well-above projected IC50 concentrations for Tregs in the TME. We anticipate a potential IND filing for MT-8421 in the second half of 2022 with clinical studies expected to commence in 2023.

We expect to provide periodic updates on MT-6402, MT-5111 and MT-0169 throughout 2022. We continue to advance our pipeline of next-generation ETBs, including MT-8421, our ETB targeting CTLA-4, along with ETBs targeting TROP2, TIGIT, BCMA, SLAMF-7, and CD45.

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

We are carefully and continually evaluating the potential individual patient risks associated with continuing to enroll in our existing clinical studies during the ongoing COVID-19 pandemic, in accordance with FDA and foreign regulatory authorities’ recommendations for clinical trials. Our Phase I studies for MT-6402, MT-5111, and MT-0169 are open and able to treat enrolled subjects and screen new subjects.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we or our current or future collaboration partners develop, including MT-6402, MT-5111, MT-0169, MT-8421 and other pre-clinical ETB candidates, until we obtain regulatory approval and commercialize such biologics. Our revenue consists principally of collaboration revenue and grant revenue.

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

For more information about our revenue recognition policy, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-6402, MT-5111, MT-0169, and/or MT-8421 and further advance the research and development of our pre-clinical ETB candidates, and other earlier stage drugs or biologics. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;
•	the terms and timing of regulatory approvals; and
•

the ability to market, commercialize and achieve market acceptance for MT-6402, MT-5111, MT-0169, MT-8421, or any other ETB candidate that we or our current or future collaboration partners may develop in the future.

Any of these variables with respect to the development of MT-6402, MT-5111, MT-0169, MT-8421, or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the FDA, the European Medicines Agency (“EMA”) or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development revenue, related party	$—	$237
Research and development revenue, other	$8,486	2,983
Total revenue	$8,486	$3,220

Research and Development Revenue – from related party

The decrease in research and development revenue – from related parties for the three months ended March 31, 2022 was due to Takeda ceasing to be a related party during 2021.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2022, included in this Quarterly Report on Form 10-Q.

Research and Development Revenue – other

The increase for the three months ended March 31, 2022 in research and development revenue – other is a result of revenue associated with our Takeda and BMS Collaboration Agreements.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2022, included in this Quarterly Report on Form 10-Q.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$21,497	$21,368
General and administrative expenses	7,620	8,181
Total operating expenses	$29,117	$29,549

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Program costs	$6,493	$7,312
Employee compensation	11,038	11,146
Laboratory costs	831	1,036
Other research and development costs	3,135	1,874
Total research and development expenses	$21,497	$21,368

Research and development (“R&D”) expenses increased $0.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in employee compensation and program costs.

Program costs decreased $0.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The program costs primarily driving the decrease for the three months ended March 31, 2022 were $1.4 million for next generation CD-20, $0.7 million for Vertex, $0.7 million for CTLA-4 and $0.8 million for other programs partially offset by increases of $1.4 million for MT-6402, $0.9 million for BMS, and $0.5 million for MT-5111.

Employee compensation costs decreased by $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, respectively as a result of staffing changes.

Other R&D costs increased $1.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, respectively. This increase was driven by increased travel for R&D related activities.

General and Administrative Expenses

General and administrative expenses decreased $0.6 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The main driver of this decrease is due to leasehold improvements.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest and other income, net	$70	$52
Interest expense	(1,050)	(501)
Total nonoperating activities	$(980)	$(449)

Interest and Other Income and Interest Expense

The increase in interest and other income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to higher interest related to our marketable securities.

The increase in interest expense for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to the increase in our debt holdings.

Liquidity and Capital Resources

Sources of Funds

We have devoted substantially all of our resources to developing our ETB candidates and platform technology, building our intellectual property portfolio, developing our supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. We plan to increase our research and development expenses for the foreseeable future as we continue to advance MT-6402, MT-5111, MT-0169, MT-8421 and our earlier-stage pre-clinical programs. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and drug or biologic candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval and commercialize our drugs or biologics, if and when approved. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we cannot forecast which drugs or biologics, if and when approved, may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partner. We believe such investment is strategically aligned with increasing the value of our technology. For the three months ended March 31, 2022 and 2021, we incurred net losses of $21.6 million and $26.8 million, respectively. At March 31, 2022, we had an accumulated deficit of $373.7 million.

To date, we have financed our operations through public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our prior and current collaboration agreements, as well as funding from governmental bodies and bank and bridge loans.

In May 2020, we entered into a debt financing facility for up to $45.0 million with K2 HealthVentures, a healthcare-focused specialty finance company (the “K2 Loan and Security Agreement”). The K2 Loan and Security Agreement was drawable in three tranches and to date we have drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. On April 4, 2022, the K2 Loan and Security Agreement was amended so that payments will be interest only until the loan’s maturity date of June 1, 2024.

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

At March 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $124.5 million and $152.0 million, respectively. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements to the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Three Months Ended March 31, 2022 and 2021

The table below summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in/provided by operating activities	$(27,696)	$42,214
Net cash used in/provided by investing activities	21,285	(40,387)
Net cash provided by financing activities	—	71,741
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,411)	$73,568

The increase in net cash used in operating activities for the three months ended March 31, 2022 was primarily due to an increase in revenue recognized.

The increase in net cash provided by investing activities for the three months ended March 31, 2022 was primarily due to increased investment activity in marketable securities.

The decrease in net cash provided by financing activities for the three months ended March 31, 2022 was primarily due to no proceeds from issuance of common stock and debt.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $373.7 million at March 31, 2022. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-6402, MT-5111, MT-0169, and MT-8421, our collaboration with BMS, our pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the PD-L1 program and the ongoing Phase I study for MT-6402;
•	support the ongoing Phase I study of MT-5111;
•	file an IND for MT-8421, our ETB targeting CTLA-4;
•	continue clinical development of MT-0169, an ETB biologic candidate to which we have full rights, and support the ongoing Phase I study;
•	continue the research and development of ETB candidates to TROP2, TIGIT, BCMA, SLAMF-7, and other targets, including completing pre-clinical studies and commencing clinical trials;
•	research activities through the designation of the development candidate(s) with Bristol Myers Squibb;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
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

Because of the numerous risks and uncertainties associated with the development of MT-6402, MT-5111, MT-0169, and MT-8421, our collaboration with Bristol Myers Squibb and our other pre-clinical programs, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-6402, MT-5111, MT-0169, MT-8421 or our other pre-clinical programs will depend on many factors, including:

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on March 29, 2022.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on March 29, 2022.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, “Organization and Summary of Significant Accounting Policies”, to our unaudited condensed financial statements for the quarter ended March 31, 2022, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2022, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
o

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on existing strategic collaborations, including those with Bristol Myers Squibb, and to license or partner with new strategic partners. As of March 31, 2022, our research and development revenue from our strategic collaborations was $8.5 million. If, disputes arise between us and our partners in such agreements, there may be increased costs due to related litigation or if we decide to fund such programs ourselves. Disputes with partners may lead to substantial delays or possible termination of such agreements or related clinical trials and the need to seek a new partner for the development or commercialization of such drug or biologic candidate. In addition, if commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs or biologics, and if we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $21.6 million for the three months ended March 31, 2022. At March 31, 2022, we had an accumulated deficit of $373.7 million.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in relapsed/refractory patients with PD-1/PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. Our ETB candidate, MT-5111, is currently being tested in a Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted ETB, MT-0169, initially developed in collaboration with Takeda under the name TAK-169, is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. The revised protocol for the ongoing Phase I study for MT-0169 in relapsed/refractory multiple myeloma and non-Hodgkins lymphoma is now open and will explore a lower dose of MT-0169 to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. The remainder of our drug or biologic candidates, including MT-8421, are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations with a similar class of immunotoxins or ETBs, the adverse events considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (CRS), infusion-related reactions (IRR), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, capillary leak syndrome (CLS), reproductive risks, and cardiovascular toxicity. The important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-6402, MT-5111, and MT-0169, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns, adverse effects or events, or severe adverse events including death, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-6402, MT-5111, MT-0169, or any other of our drug or biologic candidates, will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for MT-6402 or other ETB product candidates.

Even if approved in the future, MT-6402, MT-5111, MT-0169, or any other of our drug or biologic candidates, may carry boxed warnings or other precautions regarding the risk of CLS. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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

Some of our ETB product candidates have shown in clinical trials to induce adverse events. The adverse events considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (CRS), infusion-related reactions (IRR), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, capillary leak syndrome (CLS), reproductive risks, and cardiovascular toxicity. The important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal and cardiac muscular injury, CLS, IRR, TMA with glomerular endothelial cell swelling/injury and increased risk of infections.

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

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our clinical trial sites, some of which are located in various countries outside of the United States. These clinical trial sites invoice us in the local currency of the site. As we expand internationally, our exposure to currency risks will increase. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect our revenues and expenses and could result in exchange losses in any given reporting period. We incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a currency other than the dollar, our functional currency, particularly in our arrangements for the purchase of supplies or licensing and collaboration agreements with partners outside of the United States. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

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

Our research and development activities and commercial success depends in part on our ability to develop, manufacture, market and sell our drug or biologic candidates and use our proprietary technology without infringing the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. We are currently not aware of U.S. or foreign patents or pending patent applications that are owned by one or more third parties and that cover our ETB drug or biologic candidates or therapeutic uses of those ETB drug or biologic candidates. In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications. If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our drug or biologic candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our drug or biologic candidates, including MT-6402, MT-5111, MT-0169, or MT-8421, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

In February 2021, we entered into the BMS Collaboration Agreement, which was amended as of December 2021, pursuant to which we agreed to leverage our ETB technology platform to discover and develop novel products directed to multiple targets. Pursuant to the terms of the BMS Collaboration Agreement, we granted Bristol Myers Squibb a series of exclusive options to obtain exclusive licenses under our intellectual property to exploit products containing ETBs directed against certain targets designated by Bristol Myers Squibb. Bristol Myers Squibb may never choose to exercise its option and we cannot predict whether Bristol Myers Squibb will, if ever, exercise its option.

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

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-6402, MT-5111, MT-0169, MT-8421 and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Roche/Genentech, Merck, Bayer, Takeda, AbbVie, Seagen, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, Macrogenics, AstraZeneca, Lilly, Merck KGaA, Pfizer, Merus, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Cogent Biosciences, Daiichi Sankyo, Karyopharm, ADC Therapeutics, 2seventy bio, Gilead, ZymeWorks, Forty Seven, Epizyme, GlaxoSmithKline, Incyte, TG Therapeutics, Versatem and F-Star. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-6402, MT-5111, MT-0169, MT-8421 or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug or biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-6402, MT-5111, MT-0169, or MT-8421 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for, MT-6402, MT-5111, MT-0169, MT-8421 or any other of our future drugs or biologics to compete with these products. Failure of MT-6402, MT-5111, MT-0169, MT-8421 or any other of our drug or biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile, and disruptions in the financial markets, and general economic conditions, including the effects of fuel prices, international currency fluctuations, political instability, acts of war, including the Russian Federation’s invasion of Ukraine in February 2022, acts of terrorism, and the ongoing COVID-19 pandemic or other public health crises, have further increased such volatility. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-6402, MT-5111, MT-0169, MT-8421 or other drug or biologic candidates, and delays or failures to obtain such approvals;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2022, a total of 56,305,049 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

As of March 31, 2022, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 57% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At March 31, 2022, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At March 31, 2022, we had 248 full-time employees, 1 part-time employee and no temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

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

In response to the pandemic and in accordance with direction from state and local government authorities, we implemented temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely (which in turn increased the threat to our cybersecurity and data accessibility, and communication matters) and suspending all non-essential travel worldwide for our employees. In addition, industry events and in-person work-related meetings were cancelled. Currently, some employees remain remote (meaning continued increased threats to our cybersecurity and data accessibility and communication matters) and non-essential employee travel is determined based upon their manager’s discretion. Industry events and in-person meetings have resumed. As the COVID-19 pandemic continues to evolve, the continuation or reinstituting of any of our COVID-19 precautionary measures is highly unpredictable and could negatively affect our business.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, including the implementation of a Company cybersecurity program, which includes network penetration testing, detecting and addressing threats and cybersecurity training for employees, our IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, cyber-attacks, computer viruses, ransomware attacks, phishing schemes, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures, or other attempts to harm or access our systems. Moreover, despite network security and back-up measures, some of our servers and those of our business partners are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of Confidential Information. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of Confidential Information, or the unauthorized access to, disruption of, or interference with our products and services, can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or others with permitted access to our IT systems and information, or wrongful conduct by hackers, competitors, or certain governments. Our third-party vendors and business partners face similar risks.

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

10.1*

First Amendment to Loan and Security Agreement, dated May 21, 2020, by and among the Company, Molecular Templates OpCo, Inc., and, K2 Health Ventures LLC and Ankura Trust Company, LLC, effective April 4, 2022.

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

Molecular Templates, Inc.

Date: May 13, 2022	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: May 13, 2022	/s/ Sean McLennan
Sean McLennan
Interim Chief Financial Officer