Form 10-Q
period 2022-06-30
Molecular Templates, Inc.
filed 2022-08-12
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

On August 8, 2022 there were 56,351,647 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

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

•	our utilization of a next-generation ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”);
•	the timing and our ability to advance the development of our drug or biologic candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
•	our ability to obtain the benefits we anticipate from partnering, collaboration, or supply agreements that we may enter into;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates;
•	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
•	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;
•	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient, or API, and drug or biologic product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our anticipated use of proceeds from any financing activities;
•	our ability to retain and hire necessary employees and appropriately staff our development programs;
•	the extent to which COVID-19 will continue to impact our business operations or financial condition;
•	our projected financial performance; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors”.

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

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Molecular,” the “Company,” “we,” “our,” “us” or similar terms refer to Molecular Templates, Inc., and our wholly-owned subsidiary.

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022(unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,936	$24,983
Marketable securities, current	77,489	118,061
Prepaid expenses	2,395	3,917
Other current assets	4,358	1,254
Total current assets	111,178	148,215
Marketable securities, non-current	—	8,986
Operating lease right-of-use assets	7,794	8,608
Property and equipment, net	17,913	19,309
Other assets	4,006	7,244
Total assets	$140,891	$192,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,641	$1,612
Accrued liabilities	9,291	9,515
Deferred revenue, current	32,984	32,937
Other current liabilities	2,459	2,606
Total current liabilities	46,375	46,670
Deferred revenue, long-term	22,662	33,350
Long-term debt, net of current portion	35,675	35,491
Operating lease liabilities	8,444	9,564
Other liabilities	1,698	1,625
Total liabilities	114,854	126,700
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding: 250 shares at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding: 56,339,558 shares at June 30, 2022 and 56,305,049 shares at December 31, 2021	56	56
Additional paid-in capital	424,392	417,704
Accumulated other comprehensive loss	(330)	(48)
Accumulated deficit	(398,081)	(352,050)
Total stockholders’ equity	26,037	65,662
Total liabilities and stockholders’ equity	$140,891	$192,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development revenue, related party	$—	$12,899	$—	$13,136
Research and development revenue, other	4,417	2,235	12,903	5,218
Total revenue	4,417	15,134	12,903	18,354
Operating expenses:
Research and development	21,365	21,127	42,862	42,447
General and administrative	6,566	8,922	14,186	17,151
Total operating expenses	27,931	30,049	57,048	59,598
Loss from operations	23,514	14,915	44,145	41,244
Interest and other income, net	186	81	256	133
Interest and other expense, net	(1,092)	(767)	(2,142)	(1,268)
Net loss	24,420	15,601	46,031	42,379
Net loss attributable to common shareholders	$24,420	$15,601	$46,031	$42,379
Net loss per share attributable to common shareholders:
Basic and diluted	$0.43	$0.28	$0.82	$0.78
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	56,329,585	56,096,238	56,317,384	54,340,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$24,420	$15,601	$46,031	$42,379
Other comprehensive income:
Unrealized gain/(loss) on available-for-sale securities	(31)	6	(282)	(9)
Comprehensive loss	$24,451	$15,595	$46,313	$42,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Stockholders' Equity, beginning balances	$47,482	$108,355	$65,662	$59,340

Preferred Stock:
Beginning balance	—	—	—	—
Issuance of preferred stock	—	—	—	—
Ending balance	—	—	—	—

Common Stock:
Beginning balance	56	56	56	50
Issuance of common stock pursuant to public offering	—	—	—	6
Ending balance	56	56	56	56

Additional Paid-In Capital
Beginning balance	421,386	404,116	417,704	328,314
Issuance of common stock pursuant to stock plans	24	129	24	726
Stock-based compensation	2,982	4,513	6,664	8,579
Issuance of common stock pursuant to public offering	—	—	—	71,139
Ending balance	424,392	408,758	424,392	408,758

Accumulated Other Comprehensive Income, Gain/(Loss):
Beginning balance	(299)	2	(48)	17
Other comprehensive income, gain/(loss)	(31)	6	(282)	(9)
Ending balance	(330)	8	(330)	8

Accumulated deficit:
Beginning balance	(373,661)	(295,819)	(352,050)	(269,041)
Net loss	(24,420)	(15,601)	(46,031)	(42,379)
Ending balance	(398,081)	(311,420)	(398,081)	(311,420)

Total Stockholders' Equity	$26,037	$97,402	$26,037	$97,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$46,031	$42,379
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	3,748	3,135
Stock-based compensation expense	6,664	8,579
Interest accrued on long-term debt	(24)	137
Amortization of debt discount and accretion related to debt	482	264
Accretion of asset retirement obligations	73	66
Loss on disposal of property and equipment	1	42
Changes in operating assets and liabilities:
Prepaid expenses	1,522	(1,132)
Accounts receivable, related party	—	234
Other assets	(892)	763
Operating lease right-of-use assets and liabilities	(453)	(46)
Accounts payable	(247)	(498)
Accrued liabilities	(367)	(3,902)
Other liabilities, related party	—	(11,853)
Deferred revenue	(10,641)	64,783
Deferred revenue, related party	—	(1,309)
Net cash (used in)/provided by operating activities	(46,165)	16,884
Cash flows from investing activities:
Purchases of property and equipment	(1,900)	(1,790)
Purchase of marketable securities	(39,097)	(144,620)
Sales of marketable securities	88,389	55,700
Net cash (used in)/provided by investing activities	47,392	(90,710)
Cash flows from financing activities:
Payments of capital and finance lease obligations	—	(1)
Proceeds from issuance of long-term debt	—	19,828
Proceeds from stock option exercises	24	726
Proceeds from issuance of common stock and warrants, net offering expenses	—	71,145
Fees paid on loan modification	(298)	—
Net cash (used in)/provided by financing activities	(274)	91,698
Net increase in cash, cash equivalents, and restricted cash	953	17,872
Cash, cash equivalents and restricted cash, beginning of period	28,651	28,886
Cash, cash equivalents and restricted cash, end of period	$29,604	$46,758
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$26,936	$43,090
Restricted cash included in other assets	2,668	3,668
Total cash, cash equivalents and restricted cash	$29,604	$46,758
Supplemental Cash Flow Information
Cash paid for interest	$1,556	$725
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$443	$319

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

Liquidity

At June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $104.4 million. The Company has devoted substantially all of its resources to developing its ETB candidates and platform technology, building its intellectual property portfolio, developing its supply chain, conducting business planning, raising capital and providing for general and administrative support for these operations. The Company expects that existing cash, cash equivalents and marketable securities will enable it to fund operating expenses and capital expenditure requirements to the end of 2023.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies disclosed in Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $2.7 million of restricted cash at June 30, 2022 related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), Vertex Pharmaceuticals Incorporated (“Vertex”) and Bristol Myers Squibb Company (“Bristol Myers Squibb”). Takeda accounted for approximately 0% and 85% of total revenues for the three months ended June 30, 2022 and 2021, respectively and approximately 20% and 72% of total revenues for the six months ended June 30, 2022 and 2021. Vertex accounted for approximately 0% and 2% of total revenues for the three months ended June 30, 2022 and 2021, respectively and 0% and 13% of total revenues for the six months ended June 30, 2022 and 2021. Bristol Myers Squibb accounted for approximately 100% and 13% of total revenues for the three months ended June 30, 2022 and 2021, respectively and approximately 80% and 16% of total revenues for the six months ended June 30, 2022 and 2021.

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

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at June 30, 2022 and June 30, 2021, stock options, warrants and, if converted, preferred stock totaling approximately 11,809,000 and 11,968,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of each of the Company’s collaboration partner's parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Japan	$—	$12,899	$2,586	$13,136
United States	4,417	2,235	10,317	5,218
Total research and development revenue	$4,417	$15,134	$12,903	$18,354

Collaboration Agreements - Takeda

Research and development revenue from a previously related party was with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Takeda Development and License Agreement	$—	$12,899	$—	$13,114
Takeda Multi-Target Agreement	—	—	2,586	22
Total research and development revenue, Takeda	$—	$12,899	$2,586	$13,136

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

At June 30, 2022 there was no deferred revenue related to the performance obligation and at December 31, 2021, deferred revenue was $2.6 million, and the remaining unrecognized transaction price of $2.6 million was recognized as research and development revenue in the first quarter of 2022.

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

With the termination of the agreement, the Company’s performance obligations under the Vertex Collaboration Agreement were completed in the fourth quarter of 2021 and the remaining unrecognized transaction price of $14.6 million was recognized as research and development revenue in the fourth quarter of 2021.

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

The Company had $32.7 million and $32.8 million of deferred revenue, current, at June 30, 2022 and December 31, 2021 respectively, related to the BMS Collaboration Agreement. The Company had $22.7 million and $30.7 million of deferred revenue, non-current at June 30, 2022 and December 31, 2021, respectively, related to the BMS Collaboration Agreement.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”) which was extended in April 2022, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

During the six months ended June 30, 2022 and six months ended June 30, 2021, the Company recognized no grant revenue under this award. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. At June 30, 2022 and December 31, 2021, the Company had no recorded grant revenue receivable.

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

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	June 30, 2022	Level 1	Level 2	Level 3
Money market funds	$22,989	$22,989	$—	$—
Commercial paper	47,910	—	47,910	—
United States Treasury Bills	29,060	—	29,060	—
Government-related debt securities	3,013	—	3,013	—
Total	$102,972	$22,989	$79,983	$—
Amounts included in:
Cash and cash equivalents	$25,483
Marketable securities, current	77,489
Total cash equivalents and marketable securities	$102,972

		Basis of Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Money market funds	$24,058	$24,058	$—	$—
Commercial paper	103,113	—	103,113	—
United States Treasury Bills	14,023	—	14,023	—
Government-related debt securities	5,185	—	5,185	—
Corporate Bonds	5,726	—	5,726	—
Total	$152,105	$24,058	$128,047	$—
Amounts included in:
Cash and cash equivalents	$25,058
Marketable securities, current	118,061
Marketable securities, non-current	8,986
Total cash equivalents and marketable securities	$152,105

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2022
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds and commercial paper	$25,485	$—	$(2)	$25,483
Marketable securities, current - commercial paper and Treasury bills	77,818	—	(329)	77,489

	December 31, 2021
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$25,058	$—	$—	$25,058
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	$118,084	$6	$(29)	$118,061
Marketable securities, non-current - Treasury bills	$9,011	$—	$(25)	$8,986

The following summarized the contractual maturities of the Company’s available-for-sale investments (in thousands):

	June 30, 2022
	Cost Basis	Fair Value
Due in one year or less	$103,303	$102,972
Due after one year through five years	—	—
Total	$103,303	$102,972

	December 31, 2021
	Cost Basis	Fair Value
Due in one year or less	$143,142	$143,119
Due after one year through five years	9,011	8,986
Total	$152,153	$152,105

The Company received no proceeds from the sale of available-for-sale securities for the six months ended June 30, 2022 and June 30, 2021, respectively, and no  realized gain for the six months ended June 30, 2022 and June 30, 2021.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued liabilities:
General and administrative	$1,008	$794
Clinical trial related costs	1,153	1,134
Non-clinical research and manufacturing operations	3,653	2,153
Payroll related	3,408	5,388
Other accrued expenses	69	46
Total Accrued liabilities	$9,291	$9,515

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$21,251	$19,211
Leasehold improvements	12,998	12,822
Furniture and fixtures	545	471
Computer and equipment	693	658
	35,487	33,162
Less: Accumulated depreciation	(17,574)	(13,853)
Total property and equipment, net	$17,913	$19,309

Depreciation expense was $1.9 million and $1.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively and $3.7 million and $3.1 million for the six months ended June 30, 2022 and June 30, 2021.

In connection with the continued expansion of the Company’s facilities, at June 30, 2022 and December 31, 2021, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.5 million and $0.6 million, respectively. The ARO assets are included in leasehold improvements.

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

In connection with the Perceptive Credit Facility, on February 27, 2018, the Company issued Perceptive a warrant to purchase 190,000 shares of the Company’s common stock. The warrant is exercisable for a period of seven years from the date of issuance at an exercise price per share of $9.5972, subject to certain adjustments as specified in the Warrant. For further discussion of the warrant, see Note 11, “Stockholders’ Equity” to the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022. The fair value of the warrant of $1.5 million was recorded as a debt discount at issuance and was included in the loss on extinguishment recorded during the year ended December 31, 2020.

K2 Health Ventures Loan and Security Agreement

 In May 2020, the Company entered into a Loan and Security Agreement with K2 HealthVentures LLC in the amount of $45.0 million (“K2 Loan and Security Agreement”). The K2 Loan and Security Agreement was drawable in three tranches and to date the Company has drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. On April 4, 2022, the K2 Loan and Security Agreement was amended in exchange for a $0.3 million amendment fee so that (i) payments will be interest only until the loan’s maturity date of June 1, 2024, and (ii) the covenant regarding minimum liquidity will apply for the entire term of the K2 Loan and Security Agreement. This amendment resulted in a debt modification with the $0.3 million amendment fee recorded as a debt discount.

The K2 Loan and Security Agreement includes both financial and non-financial covenants including a minimum cash balance requirement. The Company was in compliance with the debt covenants at June 30, 2022 and expects to be compliant with the debt covenants for the next twelve months. The Company recorded the debt net of $2.8 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which was previously classified as a prepaid asset.

 As of June 30, 2022 and December 31, 2021, the K2 Loan principal balance was $35.0 million and $35.0 million, respectively.

As of June 30, 2022 and December 31, 2021, the carrying value of long-term debt was $35.7 million and $35.5 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at June 30, 2022 ($ in thousands):

2022 (remaining)	$—
2023	—
2024	35,000
Total Principal Amounts	35,000
Final Fee Due at Maturity	2,271
Unamortized discount, deferred costs and final fee	(1,596)
Total Long-Term Debt, net	$35,675

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

The following table summarizes the components of lease expense for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Operating leases
Operating lease expense	$601	$1,201
Variable lease expense	91	211
Total operating lease expense	$692	$1,412

The following table summarizes the balance sheet classification of leases at June 30, 2022 (in thousands):

Operating leases
Operating lease right-of-use assets	$7,794

Operating lease liabilities, current[1]	$2,459
Operating lease liabilities, non-current	8,444
Total operating lease liabilities	$10,903
1.	Included in other current liabilities.

The following table presents other information on leases as of June 30, 2022 and December 31, 2021:

	2022	2021
Weighted average remaining lease term, operating leases	5.10 years	5.65 years
Weighted average discount rate, operating leases	7.01%	7.02%

Maturities of lease liabilities were as follows as of June 30, 2022 (in thousands):

Operating Leases
2022 (remaining)	$1,648
2023	2,689
2024	2,218
2025	2,147
2026	1,559
Thereafter	2,686
Total lease payments	12,947
Less:
Imputed interest	(2,044)
Total lease liabilities	$10,903

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Six Months Ended June 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$1,668

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $0.1 million at June 30, 2022. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its CRO. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $38.0 million of future services under these agreements at June 30, 2022, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations, which include signed orders for capital equipment. These estimated purchase obligations total in range from $8.4 million to $9.1 million.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,410	$2,161	$3,372	$4,414
General and administrative	1,572	2,352	3,292	4,165
Total stock-based compensation	$2,982	$4,513	$6,664	$8,579

At June 30, 2022, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $23.5 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.67 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee Stock Options:
Risk-free interest rate	2.98%	1.28%	2.10%	0.88%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	86.38%	113.92%	90.05%	113.14%
Weighted-average fair value of stock options granted	$0.72	$7.59	$1.95	$11.50

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Granted	2,683,818	$12.84
Exercised	(320,716)	$5.05
Cancelled	(1,206,556)	$11.46
Balances, December 31, 2021	7,854,473	$10.21	6.72	$0.95
Granted	2,311,953	$2.60
Exercised	(34,509)	$0.71
Cancelled	(1,717,209)	$9.74
Balances, June 30, 2022	8,414,708	$8.25	7.48	$—

Vested and expected to vest, June 30, 2022	8,414,708	$8.25	7.48	$—
Exercisable at June 30, 2022	4,469,864	$8.95	6.28	$—

The total intrinsic value of stock options exercised during the three months ended June 30, 2022 and 2021, was zero and $1.0 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was zero and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

NOTE 12 – SUBSEQUENT EVENTS

On July 5, 2022, the Company exercised its option to extend the term for its lease of its principal executive office at 9301 Amberglen Blvd, Building J, Austin TX 78729 (the “Property”) for an additional five-year term beginning August 31, 2023 and ending August 31, 2028 (the “Extension Term”) pursuant to the terms and conditions of that certain lease by and between the Company and NW Austin Office Partners LLC, dated October 1, 2016, as previously amended (the “Lease Agreement”). Pursuant to the terms of the Lease Agreement, the monthly rent for the Property during the Extension Term will be the fair market rent of the Property as agreed by the parties or determined in binding arbitration. It is estimated that the exercise of the option to extend will add lease commitments totaling $5.4 million in aggregate for the Extension Term. The foregoing is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the Lease Agreement, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 15, 2017.

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

Overview

Molecular Templates is a clinical-stage biopharmaceutical company focused on the discovery and development of targeted biologic therapeutics. Our proprietary drug platform technology, known as engineered toxin bodies, or ETBs, leverages the resident biology of a genetically engineered form of Shiga-like Toxin A subunit, or SLTA to create novel therapies with potent and differentiated mechanisms of action (MOA) for cancer and other serious diseases.

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

We have developed ETBs to various targets, including PD-L1, HER2, CD38, and CTLA-4. PD-L1 and CTLA-4 are key immune checkpoint pathways and are validated targets expressed in a variety of solid tumor cancers and immune cells. The differentiated MOA of our ETBs allows for a novel approach to immuno-oncology targets by: (i) dismantling the tumor micro-environment (TME) through the depletion of immunosuppressive immune cells and (ii) delivering high avidity MHC-I antigens to the tumor to directly alter the tumor’s immunophenotype. The altering of the tumor’s immunophenotype is unique and leverages the intrinsic intracellular routing properties of ETBs through a process we call Antigen Seeding.

Immuno-Oncology ETBs

We filed an Investigational New Drug, or IND, application for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase I study of MT-6402 in relapsed/refractory patients with PD-L1 expressing tumors began in July 2021 at a starting dose of 16 μg/kg. The Phase I study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the TME are eligible for enrollment. Following a review of the safety data from cohort 3 (32 μg/kg), patient enrollment in cohort 4 initiated and is continuing at a dose of 42 μg/kg with two patients currently enrolled. Following determination of the maximum tolerated dose (MTD), we will plan expansion cohorts to evaluate MT-6402, both as a monotherapy and as a combination approach with a PD-1 inhibitor, in tumor-specific and PD-L1 positive basket tumor cohorts. In November 2021, MT-6402 was granted Fast Track designation for the treatment of patients with advanced NSCLC expressing PD-L1. For MT-6402, dose escalation in the Phase I study continues as planned.

As of August 5, 2022, 16 patients have been treated across three dose escalation cohorts of 16 μg/kg, 24 μg/kg, and 32 μg/kg in the MT-6402 study of patients with relapsed/refractory tumors that express PD-L1. Two of these patients had high tumor PD-L1 expression, with one of these patients having Antigen Seeding capability (HLA-A*02 and CMV+). Regarding safety, no dose limiting toxicities (DLTs) were observed in the six patients treated in the first cohort of 16 μg/kg and one DLT of grade 2 dermatitis was observed in one patient in the second cohort at 24 μg/kg. This patient had development of a grade 2 dermatitis of two days duration which began rapidly, 6 days after cycle 1, dose 1. The patient was treated with systemic steroids and treatment with MT-6402 was held until cycle 2, dose 1, whereupon the patient was re-challenged at the same dose without development of recurrent dermatitis. Cohort 3 (32 μg/kg) was completed with no DLTs. We continue to observe pharmacodynamic (PD) effects including the depletion of PD-L1+ monocytes, MDSCs, PD-L1+ dendritic cells, and Tregs as well as T cell activation, in a dose-dependent manner. MT-6402 dosing appears to affect peripheral vascular endothelial growth factor (VEGF) levels particularly in patients with elevated VEGF at study entry. In these patients, VEGF levels appear to inversely correlate with MDSC depletion. These PD effects associated with immune activation were seen across the majority of patients irrespective of HLA genotype or level of tumor or immune cell PD-L1 staining. One of two patients with high tumor PD-L1 expression who also had Antigen Seeding capability, demonstrated tumor regression. This patient, with non-small cell lung cancer (NSCLC), was treated in cohort 1 and had evaluable-only multiple sites of bone disease that appeared to have resolved on bone scan with only one remaining site which showed decreased uptake. This patient remained on MT-6402 for 8 months when increased uptake was noted on bone scan and MT-6402 treatment was discontinued. A different patient with modest PD-L1 expression of 10% Tumor Proportion Score has remained on treatment with stable disease for greater than nine months. To date, we have not observed any cases of clinically significant cardiotoxicity in human subjects who have been dosed with MT-6402.

Targeted Solid Tumor ETBs

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing study patients in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion, which will begin when a MTD is established in Part 1. We most recently provided an update on this study in June 2022. As of that update, 35 patients (metastatic breast cancer n=15, metastatic biliary tract carcinoma n=6, metastatic gastric/gastroesophageal n=5, other n=9), with a median of 4 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111; patients with breast cancer received a median of 4 prior lines of HER2-targeting therapy or HER2-targeting investigational agents. Nine cohorts (0.5, 1, 2, 3, 4.5, 6.75, 10, 13, and 17 μg/kg/week) have been successfully completed and enrollment in the tenth cohort (23 μg/kg) has been initiated.

Pharmacokinetic (PK) data confirm the predicted human PK based on non-human primate studies. PK modeling has suggested that doses equal to or greater than 10 μg/kg are likely needed for efficacy. To date, we have not observed any cases of clinically significant cardiotoxicity in human subjects who have been dosed with MT-5111.

As of our June 2022 update, three patients experienced grade 1 troponin elevations without any corresponding symptoms, EKG changes, deterioration in cardiac function on echocardiogram, or other clinical manifestations of cardiac toxicity. No grade 4 or 5 AEs were reported. Following our June 2022 update, one DLT was observed of a grade 3 rash which occurred after cycle 1, dose 1, at a dose of 23 μg/kg, improved to grade 1 on topical steroids, and the patient continued treatment into cycle 2. One patient with metastatic breast cancer in cohort 2 (1 µg/kg) remained on treatment for 30 weeks with non-complete response/non-progressive disease (stable disease) while another patient with metastatic breast cancer has remained on treatment at 10 μg/kg for 26 weeks with stable disease. An additional patient with pancreatic cancer treated at 10 μg/kg had stable disease for 24 weeks.

Serum concentration of MT-5111 showed predictable and dose-proportional increasing exposure beginning with the 6.75 μg/kg cohort. Higher MT-5111 doses (6.75 μg/kg and above) appear to saturate circulating soluble HER2 (sHER2) receptors with patients’ HER2 levels stabilizing or decreasing at higher doses. The HER2-positive breast cancer expansion cohort initiated in November 2021 at a dose of 10 μg/kg and three patients have remained on treatment with stable disease for greater than 28, 16, and 10 weeks, respectively. Dose escalation will continue to determine the MTD, while the breast cancer expansion cohort collects efficacy and safety data.

We are encouraged by the safety profile to date in these heavily pretreated patients and believe the observed PK in patients suggests potentially clinically active dose levels.

Hematologic Malignancy Targeted ETBs

MT-0169, our ETB targeting CD38, had its IND filed in May 2019 and was accepted in June 2019. The Phase I study for MT-0169 in relapsed/refractory multiple myeloma initiated in the fourth quarter of 2019, with the first patient dosed in February 2020. In December 2019, the FDA granted Orphan Drug Designation to MT-0169 for the treatment of multiple myeloma.

The revised protocol for the ongoing Phase I study for MT-0169 in patients with relapsed/refractory multiple myeloma or non-Hodgkins lymphoma is now open. The revised protocol began at the lower dose of MT-0169 at 5 μg/kg to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. We are opening new sites for the Phase I study and enrollment resumed in July 2022, with one patient currently enrolled.

To date, we have not observed any cases of capillary leak syndrome (CLS) (any grade) in human subjects who have been dosed with MT-6402, MT-5111, or MT-0169.

Preclinical ETB Pipeline

MT-8421, our ETB targeting CTLA-4, along with MT-6402, represent our unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells and not only the blocking of ligand-ligand interactions seen with current antibody therapeutics. The ETB approach includes potent destruction of CTLA-4+ Tregs via enzymatic ribosome destruction, and the mechanism of cell kill is independent of TME. There is also preferential activity on high CTLA-4 expressing Tregs in the TME. Preclinical data from MT-8421 shared at the American Association for Cancer Research annual meeting in April 2022 showed that in a transgenic mouse model expressing human CTLA-4 and bearing syngeneic subcutaneous tumors, MT-8421 treatment depleted immune suppressive regulatory T cells (Tregs) in the TME. MT-8421 was well tolerated in a non-human primate toxicology study and achieved serum levels well-above projected IC50 concentrations for Tregs in the TME. We anticipate a potential IND filing for MT-8421 by year-end 2022 with clinical studies expected to commence in the second quarter of 2023.

We expect to provide periodic updates on MT-6402, MT-8421, MT-5111 and MT-0169 throughout 2022. We continue to advance our pipeline of next-generation ETBs, including MT-8421, our ETB targeting CTLA-4, along with ETBs targeting TROP2, TIGIT, and BCMA.

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

The extent to which the COVID-19 pandemic, and other similar outbreaks of contagious diseases, may impact our business, financial condition and results of operations will depend on the manner in which this pandemic continues to evolve and future developments in response thereto, which are highly uncertain and cannot be predicted with confidence and which may include, among other things, the ultimate severity, intensity and duration of this pandemic (including any resurgences); impact of the new COVID-19 variants, the rollout of COVID-19 vaccines; governmental, business or other actions that have been, or will be, taken in response to this pandemic, including restrictions on travel and mobility, business closures and imposition of social distancing measures; impacts of the pandemic on the vendors or distribution channels in our or our partners’ supply chain and ability to continue to manufacture our investigational products; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, staffing shortages, availability of investigators and clinical trial sites or monitoring of data; and impacts of the pandemic on the regulatory agencies with which we interact in the development, review, approval and commercialization of our therapeutic products.

We continue to monitor the evolving pandemic situation and are able to implement any risk mitigation actions Company-wide, if necessary, in accordance with applicable government and health laws and regulations.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-6402, MT-5111, and/or MT-0169, and further advance the research and development of our pre-clinical ETB candidates, such as MT-8421, and our other earlier stage drugs or biologics. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development revenue, related party	$—	$12,899	$—	$13,136
Research and development revenue, other	4,417	2,235	$12,903	5,218
Total revenue	$4,417	$15,134	$12,903	$18,354

Research and Development Revenue – from related party

The decrease in research and development revenue – from related parties for the three and six months ended June 30, 2022 was due to Takeda ceasing to be a related party during 2021.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2022, included in this Quarterly Report on Form 10-Q.

Research and Development Revenue – other

The increase for the three and six months ended June 30, 2022 in research and development revenue – other was a result of increases in the revenue associated with our BMS Collaboration Agreement.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2022, included in this Quarterly Report on Form 10-Q.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$21,365	$21,127	$42,862	$42,447
General and administrative expenses	6,566	8,922	14,186	17,151
Total operating expenses	$27,931	$30,049	$57,048	$59,598

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Program costs	$6,455	$7,280	$12,921	$14,591
Employee compensation	9,163	10,083	20,202	21,182
Laboratory costs	3,164	1,521	4,021	2,557
Other research and development costs	2,583	2,243	5,718	4,117
Total research and development expenses	$21,365	$21,127	$42,862	$42,447

Research and development (“R&D”) expenses increased $0.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and $0.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in laboratory costs and other research and development costs.

Program costs decreased $0.8 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and decreased $1.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The program costs primarily driving the decrease for the three months ended June 30, 2022 were $1.0 million for MT-3724, $0.5 million for Other, $0.3 million for Vertex, $0.3 million for MT-6402 and $0.3 million for MT-0169 partially offset by increases of $0.9 million for CTLA-4, $0.6 million for MT-5111, and $0.1 million for Bristol Myers Squibb. The program costs primarily driving the decrease for the six months ended June 30, 2022 were $1.7 million for Other, $1.5 million for MT-3724, $1.0 million for Vertex and $0.7 million for MT-0169 partially offset by increases of $1.0 million for MT-6402, $1.0 million for MT-5111, $1.0 million for Bristol Myers Squibb and $0.2 million for CTLA-4.

Employee compensation costs decreased by $0.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, respectively as a result of staffing changes. The staffing decrease resulted in a decrease in employee compensation costs of $1.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, respectively.

Other R&D costs increased $0.3 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The main driver of this increase is due to higher depreciation expense related to the lab buildout and related equipment, which also resulted in an increase in Other R&D costs of $1.6 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses decreased $2.4 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and $3.0 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The main driver of this decrease is due to a decrease in headcount resulting in a decrease in employee compensation costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and other income, net	$186	$81	$256	$133
Interest expense	(1,092)	(767)	(2,142)	(1,268)
Total nonoperating activities	$(906)	$(686)	$(1,886)	$(1,135)

Interest and Other Income and Interest Expense

The increase in interest and other income for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was primarily due to higher interest related to our marketable securities.

The increase in interest expense for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was primarily due to the increase in our debt holdings.

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

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partner. We believe such investment is strategically aligned with increasing the value of our technology. For the six months ended June 30, 2022 and 2021, we incurred net losses of $46.0 million and $42.4 million, respectively. At June 30, 2022, we had an accumulated deficit of $398.1 million.

To date, we have financed our operations through public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our prior and current collaboration agreements, as well as funding from governmental bodies and bank and bridge loans.

In May 2020, we entered into a debt financing facility for up to $45.0 million with K2 HealthVentures, a healthcare-focused specialty finance company (the “K2 Loan and Security Agreement”). The K2 Loan and Security Agreement was drawable in three tranches and to date we have drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. On April 4, 2022, the K2 Loan and Security Agreement was amended in exchange for a $0.3 million amendment fee so that (i) payments will be interest only until the loan’s maturity date of June 1, 2024, and (ii) the covenant regarding minimum liquidity will apply for the entire term of the K2 Loan and Security Agreement.

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

At June 30, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $104.4 million and $152.0 million, respectively. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements to the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Cash Flows

Comparison of Six Months Ended June 30, 2022 and 2021

The table below summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in/provided by operating activities	$(46,165)	$16,884
Net cash used in/provided by investing activities	47,392	(90,710)
Net cash used in/provided by financing activities	(274)	91,698
Net increase in cash, cash equivalents and restricted cash	$953	$17,872

The decrease in net cash used in operating activities for the six months ended June 30, 2022 was primarily due to a decrease in revenue recognized.

The increase in net cash provided by investing activities for the six months ended June 30, 2022 was primarily due to increased investment activity in marketable securities.

The decrease in net cash provided by financing activities for the six months ended June 30, 2022 was primarily due to no proceeds from the issuance of common stock and debt.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $398.1 million at June 30, 2022. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-6402, MT-5111, MT-0169, and MT-8421, our collaboration with Bristol Myers Squibb, our other pre-clinical programs, and expanding our operating capabilities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the PD-L1 program and the ongoing Phase I study for MT-6402;
•	support the ongoing Phase I study of MT-5111;
•	file an IND for MT-8421, our ETB targeting CTLA-4;
•	support the ongoing Phase I study of MT-0169;
•	continue the research and development of ETB candidates targeting TROP2, TIGIT, BCMA, and other targets, including completing pre-clinical studies and commencing clinical trials;
•	research activities through the designation of the development candidate(s) with Bristol Myers Squibb;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, “Organization and Summary of Significant Accounting Policies”, to our unaudited condensed financial statements for the quarter ended June 30, 2022, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2022, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
o

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on our existing strategic collaboration with Bristol Myers Squibb and to license or partner with new strategic partners. As of June 30, 2022, our research and development revenue from our strategic collaboration was $12.9 million. If, disputes arise between us and our partners in such agreements, there may be increased costs due to related litigation or if we decide to fund such programs ourselves. Disputes with partners may lead to substantial delays or possible termination of such agreements or related clinical trials and the need to seek a new partner for the development or commercialization of such drug or biologic candidate. In addition, if commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs or biologics, and if we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $46.0 million for the six months ended June 30, 2022. At June 30, 2022, we had an accumulated deficit of $398.1 million.

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

Unless and until we can generate a substantial amount of revenue from our drug or biologic candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings or collaborations, licensing arrangements and government funding arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. On August 7, 2020, we filed a universal shelf registration statement on Form S-3 (Registration No. 333-242078) with the SEC, which was declared effective on August 17, 2020. In August 2020, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may offer and sell to or through Cowen acting as agent and/or principal shares of our common stock having an aggregate offering price of up to $100,000,000. Under the Sales Agreement, Cowen may sell the shares by any method permitted by law and deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act. To date, we have not sold any shares under the Sales Agreement.

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

Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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
•

disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel that could result in temporary closures of our facilities or the facilities of our collaborators or suppliers, including the COVID-19 pandemic;

•	breakdown, failure, substandard performance or improper installation or operation of equipment;
•

following New Drug Application, or NDA, or Biologics License Application, or BLA, approval, a change in the manufacturing site could require additional approval from the FDA, which would require new testing and compliance inspections, and we carry the risk of non-compliance with such inspections;

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

•	delays or failure in obtaining required an institutional review board, or IRB, approval at each clinical trial site;
•	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
•	delays in recruiting or failure to recruit sufficient eligible volunteers or subjects in our clinical trials;
•	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
•	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
•	subjects withdrawing from our clinical trials;
•	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold;
•	occurrence of adverse events associated with our drug or biologic candidates;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical trials of our drug or biologic candidates;
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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in relapsed/refractory patients with PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. Our ETB candidate, MT-5111, is currently being tested in a Phase I study, which began dosing patients in the fourth quarter of 2019. Our CD38-targeted ETB, MT-0169, is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. The revised protocol for the ongoing Phase I study for MT-0169 in relapsed/refractory multiple myeloma and non-Hodgkins lymphoma began dosing patients in July 2022, continues to recruit patients and explores the lower dose of MT-0169 at 5 mcg/kg to reduce the risk of adverse events observed at the initial dose and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. The remainder of our drug or biologic candidates, including our CTLA-4 targeted ETB, MT-8421, are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the pandemic, including but not limited to, the redeployment of FDA and EMA resources to priority projects, could have an impact on the timeline for review and approval of new marketing applications. In particular, the FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves and to communicate directly with applicants and manufacturing facilities as may be necessary.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations with a similar class of immunotoxins or ETBs, the adverse events considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (CRS), infusion-related reactions (IRR), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, capillary leak syndrome (CLS), reproductive risks, and cardiovascular toxicity. The important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-6402, MT-5111, and MT-0169, continued clinical trials could reveal higher incidence of side effects or adverse events, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, study subject safety concerns, adverse effects or events, or severe adverse events including death, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-6402, MT-5111, MT-0169, or any other of our drug or biologic candidates, will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for any or all ETB product candidates.

Even if approved in the future, MT-6402, MT-5111, MT-0169, or any other of our drug or biologic candidates, may carry boxed warnings or other precautions. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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

Because we have limited financial and human resources, we may forego or delay pursuit of opportunities with certain programs or drug or biologic candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities. Our spending on current and future research and development programs and future drug or biologic candidates for specific indications may not yield any commercially viable products. We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential drug or biologic candidates in indications with potentially large commercial markets. If we do not accurately evaluate the commercial potential or target market for a particular drug or biologic candidate, we may relinquish valuable rights to that drug or biologic candidate through strategic collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug or biologic candidate. We may allocate internal resources to a drug or biologic candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement, or we may enter into supply agreements with third parties that may be costly for us to maintain.

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

Some of our ETB product candidates have shown in clinical trials to induce adverse events. The adverse events considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (CRS), infusion-related reactions (IRR), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, capillary leak syndrome (CLS), reproductive risks, and cardiovascular toxicity. The important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, TMA with glomerular endothelial cell swelling/injury and increased risk of infections.

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

Although we have product liability insurance covering our clinical trials in the United States for up to $7.0 million per occurrence up to an aggregate limit of $7.0 million, and coverage for our clinical trials outside of the United States, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We also will likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our drug or biologic candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our drug or biologic candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties. Claims also could be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

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

In addition, various states, such as California and Massachusetts, have implemented their own privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the California Confidentiality of Medical Information Act, California also enacted the California Consumer Privacy Act of 2018, or CCPA, which became effective January 1, 2020 with the final regulations made effective in August 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses in the State of California, by creating an expanded definition of personal information, establishing new data privacy rights for consumers, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. More recently, Virginia, Colorado, and Connecticut have passed their own comprehensive data privacy legislation statutes that include elements comparable to those of the CCPA.

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

During the course of our development of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT. On September 18, 2018, we entered into our second CPRIT award grant contract for our CD38 targeted ETB program, or the CD38 CPRIT Agreement, which was extended in April 2022. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

We are and will continue to be a party to a number of intellectual property license collaboration and supply agreements that may be important to our business and expect to enter into additional license and supply agreements in the future. Our existing agreements impose, and we expect that future agreements will impose, various diligence, milestone payment, royalty, purchasing and other obligations on us. If we fail to comply with our obligations under these agreements, or if we are subject to a bankruptcy, our agreements may be subject to termination by the licensor, supplier, or other contract party, in which event we would not be able to develop, manufacture or market products covered by the license or subject to supply commitments.

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

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on our existing strategic collaboration and to license or partner with new strategic partners. In addition to the BMS Collaboration Agreement, we expect to seek to collaborate with other partners in the future. Even if we are successful at entering into one or more additional collaborations with respect to the development and/or commercialization of one or more drug or biologic candidates, there is no guarantee that any of these collaborations will be successful. We believe collaborations allow us to leverage our resources and technologies and we anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partner. Collaborations may pose a number of risks, including the following:

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

In the normal course of business, we have and expect to continue periodically to enter into academic, commercial, service, collaboration, licensing, supply, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to our drug or biologic candidates, processes or services made, used, or performed pursuant to the agreements, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration agreement, we indemnify our collaboration partner from any third-party product liability claims that could result from the production or use of the drug or biologic candidate, as well as for alleged infringements of any patent or other intellectual property right owned by a third party. With respect to consultants, we often indemnify them from claims arising from the good faith performance of their services.

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

•	failure of any of our drug or biologic candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party collaboration, license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our drug or biologic candidates;
•	any inability to obtain adequate supply of our drug or biologic candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business or stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	the trading volume of our common stock;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2022, a total of 56,339,558 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

As of June 30, 2022, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 58% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. At June 30, 2022, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At June 30, 2022, we had 228 full-time employees, no part-time employees and no temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

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

Cyber-attacks come in many forms, including the deployment of harmful malware or ransomware, exploitation of vulnerabilities, phishing and other use of social engineering, and other means to compromise the confidentiality, integrity, and availability of our IT systems and Confidential Information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world. As a result, we, even with appropriate monitoring controls, may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect or intercept any such disruption or security breach, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, the loss of data from clinical trials for our drug or biologic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 5, 2022, the Company exercised its option to extend the term for its lease of its principal executive office at 9301 Amberglen Blvd, Building J, Austin TX 78729 (the “Property”) for an additional five-year term beginning August 31, 2023 and ending August 31, 2028 (the “Extension Term”) pursuant to the terms and conditions of that certain lease by and between the Company and NW Austin Office Partners LLC, dated October 1, 2016, as previously amended (the “Lease Agreement”). Pursuant to the terms of the Lease Agreement, the monthly rent for the Property during the Extension Term will be the fair market rent of the Property as agreed by the parties or determined in binding arbitration. It is estimated that the exercise of the option to extend will add lease commitments totaling $5.4 million in aggregate for the Extension Term. The foregoing is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the Lease Agreement, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on May 15, 2017.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1

First Amendment to Loan and Security Agreement, dated May 21, 2020, by and among the Company, Molecular Templates OpCo, Inc., K2 Health Ventures LLC and Ankura Trust Company, LLC, effective April 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 13, 2022).

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

Molecular Templates, Inc.

Date: August 12, 2022	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: August 12, 2022	/s/ Sean McLennan
Sean McLennan
Interim Chief Financial Officer