Form 10-Q
period 2022-09-30
Molecular Templates, Inc.
filed 2022-11-10
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

On November 7, 2022 there were 56,351,647 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

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

•

our utilization of a next-generation ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”), via de-immunization of the Shiga-like Toxin A subunit (“SLTA”) as well as chemistry, manufacturing, and controls (“CMC”) improvements;

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
•

the extent to which global economic and political developments, including economic slowdowns or recessions, as a result of the ongoing COVID-19 pandemic or otherwise, will impact our business operations, clinical trials, or financial condition;

•	the impact of laws and regulations;
•	our projected financial performance; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors”.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022(unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,277	$24,983
Marketable securities, current	57,168	118,061
Prepaid expenses	3,729	3,917
Other current assets	4,011	1,254
Total current assets	87,185	148,215
Marketable securities, non-current	—	8,986
Operating lease right-of-use assets	11,120	8,608
Property and equipment, net	16,347	19,309
Other assets	3,994	7,244
Total assets	$118,646	$192,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,085	$1,612
Accrued liabilities	8,890	9,515
Deferred revenue, current	38,290	32,937
Other current liabilities	1,957	2,606
Total current liabilities	50,222	46,670
Deferred revenue, long-term	14,641	33,350
Long-term debt, net of current portion	35,940	35,491
Operating lease liabilities	12,422	9,564
Other liabilities	1,269	1,625
Total liabilities	114,494	126,700
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding: 250 shares at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding: 56,351,647 shares at September 30, 2022 and 56,305,049 shares at December 31, 2021	56	56
Additional paid-in capital	427,042	417,704
Accumulated other comprehensive loss	(227)	(48)
Accumulated deficit	(422,719)	(352,050)
Total stockholders’ equity	4,152	65,662
Total liabilities and stockholders’ equity	$118,646	$192,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development revenue, related party	$—	$—	$—	$13,136
Research and development revenue, other	4,240	2,379	17,143	7,597
Total revenue	4,240	2,379	17,143	20,733
Operating expenses:
Research and development	21,973	22,881	64,835	65,328
General and administrative	5,934	9,027	20,120	26,178
Total operating expenses	27,907	31,908	84,955	91,506
Loss from operations	23,667	29,529	67,812	70,773
Interest and other income, net	307	175	563	308
Interest and other expense, net	(1,252)	(1,033)	(3,394)	(2,301)
Net loss	24,612	30,387	70,643	72,766
Provision for income taxes	26	—	26	—
Net loss attributable to common shareholders	$24,638	$30,387	$70,669	$72,766
Net loss per share attributable to common shareholders:
Basic and diluted	$0.44	$0.54	$1.25	$1.32
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	56,350,858	56,174,644	56,328,664	54,958,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$24,638	$30,387	$70,669	$72,766
Other comprehensive income:
Unrealized gain/(loss) on available-for-sale securities	103	(9)	(179)	(18)
Comprehensive loss	$24,535	$30,396	$70,848	$72,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Stockholders' Equity, beginning balances	$26,037	$97,402	$65,662	$59,340

Preferred Stock:
Beginning balance	—	—	—	—
Issuance of preferred stock	—	—	—	—
Ending balance	—	—	—	—

Common Stock:
Beginning balance	56	56	56	50
Issuance of common stock pursuant to public offering	—	—	—	6
Ending balance	56	56	56	56

Additional Paid-In Capital
Beginning balance	424,392	408,758	417,704	328,314
Issuance of common stock pursuant to stock plans	9	856	33	1,582
Stock-based compensation	2,641	4,243	9,305	12,822
Issuance of common stock pursuant to public offering	—	—	—	71,139
Ending balance	427,042	413,857	427,042	413,857

Accumulated Other Comprehensive Income, Gain/(Loss):
Beginning balance	(330)	8	(48)	17
Other comprehensive income, gain/(loss)	103	(9)	(179)	(18)
Ending balance	(227)	(1)	(227)	(1)

Accumulated deficit:
Beginning balance	(398,081)	(311,420)	(352,050)	(269,041)
Net loss	(24,638)	(30,387)	(70,669)	(72,766)
Ending balance	(422,719)	(341,807)	(422,719)	(341,807)

Total Stockholders' Equity	$4,152	$72,105	$4,152	$72,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$70,669	$72,766
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	5,564	4,828
Stock-based compensation expense	9,305	12,822
Interest accrued on long-term debt	64	137
Amortization of debt discount and accretion related to debt	747	497
Accretion of asset retirement obligations	98	100
Loss on disposal of property and equipment	29	356
Changes in operating assets and liabilities:
Prepaid expenses	188	(1,543)
Accounts receivable, related party	—	234
Other assets	(724)	818
Operating lease right-of-use assets and liabilities	(572)	504
Accounts payable	(572)	(1,048)
Accrued liabilities	(694)	(1,635)
Other liabilities	—	(472)
Other liabilities, related party	—	(11,853)
Deferred revenue	(13,356)	64,990
Deferred revenue, related party	—	(3,895)
Net cash used in operating activities	(70,592)	(7,926)
Cash flows from investing activities:
Purchases of property and equipment	(2,886)	(3,113)
Purchase of marketable securities	(52,132)	(184,490)
Sales of marketable securities	121,990	105,350
Net cash (used in)/provided by investing activities	66,972	(82,253)
Cash flows from financing activities:
Payments of capital and finance lease obligations	—	(1)
Proceeds from issuance of long-term debt	—	19,828
Proceeds from stock option exercises	33	1,582
Proceeds from issuance of common stock and warrants, net offering expenses	—	71,145
Fees paid on loan modification	(298)	—
Net cash (used in)/provided by financing activities	(265)	92,554
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(3,885)	2,375
Cash, cash equivalents and restricted cash, beginning of period	28,651	28,886
Cash, cash equivalents and restricted cash, end of period	$24,766	$31,261
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$22,277	$27,593
Restricted cash included in other assets	2,489	3,668
Total cash, cash equivalents and restricted cash	$24,766	$31,261
Supplemental Cash Flow Information
Cash paid for interest	$2,471	$1,481
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$50	$237

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

Going Concern

The Company has adopted as required the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern, which requires that management contemplate the realization of assets and liquidation of liabilities in the normal course of business, and evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Under this standard, management’s assessment shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to provide sufficient certainty that it will continue as a going concern. As of September 30, 2022, the Company had an accumulated deficit of $422.7 million. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

At September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $79.4 million. The Company expects that its existing cash and cash equivalents will enable it to fund its current operating expenses and capital expenditure requirements into 2024.  However, the foregoing is subject to the Company’s continued compliance with the minimum cash covenant as set forth under the terms of its debt facility with K2 HealthVentures LLC (the “K2 Loan and Security Agreement”), which requires the Company to certify monthly that it has cash, cash equivalents and marketable securities of at least five times its monthly cash burn (the “Minimum Cash Covenant”).

The Company has been, and currently is, in compliance with all covenants in the K2 Loan and Security Agreement, including the Minimum Cash Covenant.  However, the Company currently anticipates that its existing cash, cash equivalents and marketable securities will not be sufficient to maintain compliance with the Minimum Cash Covenant beyond the one-year period following the date that the accompanying consolidated financial statements are issued, unless the Company reduces its operating expenses, raises additional capital or amends the K2 Loan and Security Agreement at some time during the third quarter of 2023.  For this reason, management has included this going concern statement.  Failure to meet the Minimum Cash Covenant would be considered an event of default under the K2 Loan and Security Agreement and could result in the acceleration of the Company’s existing indebtedness thereunder.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Historically, the Company has relied upon partnerships as well as funds received from public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our prior and current collaboration agreements, a debt financing facility, as well as funding from governmental bodies and bank and bridge loans. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. The Company may also consider steps to reduce its operating expenses and/or seek modification of the Minimum Cash Covenant in the K2 Loan and Security Agreement.  There can be no assurances that the Company will be successful in any of the foregoing.

These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies disclosed in Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $2.5 million of restricted cash at September 30, 2022 related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. At September 30, 2022, the Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Bristol Myers Squibb Company (“Bristol Myers Squibb”). In past years, the Company’s exposure to credit risk associated with non-payment were also affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”), and Vertex Pharmaceuticals Incorporated (“Vertex”). Takeda accounted for approximately 0% of total revenues for the three months ended September 30, 2022 and 2021, respectively and approximately 15% and 63% of total revenues for the nine months ended September 30, 2022 and 2021. Vertex accounted for approximately 0% and 65% of total revenues for the three months ended September 30, 2022 and 2021, respectively and 0% and 19% of total revenues for the nine months ended September 30, 2022 and 2021. Bristol Myers Squibb accounted for approximately 100% and 35% of total revenues for the three months ended September 30, 2022 and 2021, respectively and approximately 85% and 18% of total revenues for the nine months ended September 30, 2022 and 2021.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 470-20: Debt with Conversion and Other Options and Subtopic 815-40: Derivatives and Hedging - Contracts in Entity’s Own Equity). The new guidance simplifies accounting for convertible instruments by removing major separation models, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective for the Company for fiscal years beginning after December 15, 2023. The Company does not expect this to have a material impact since there are no material convertible instruments at this time.

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

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at September 30, 2022 and September 30, 2021, stock options, warrants and, if converted, preferred stock totaling approximately 11,988,000 and 11,696,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of each of the Company’s collaboration partner's parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Japan	$—	$—	$2,586	$13,136
United States	4,240	2,379	14,557	7,597
Total research and development revenue	$4,240	$2,379	$17,143	$20,733

Collaboration Agreements

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

The Company had $38.1 million and $32.8 million of deferred revenue, current, at September 30, 2022 and December 31, 2021 respectively, related to the BMS Collaboration Agreement. The Company had $14.6 million and $30.7 million of deferred revenue, non-current at September 30, 2022 and December 31, 2021, respectively, related to the BMS Collaboration Agreement.

Vertex Collaboration Agreement

In November 2019, the Company entered into a Master Collaboration Agreement (the “Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), to perform strategic research leveraging the Company’s ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology. In October 2021, the Company received a notice of termination from Vertex for the Vertex Collaboration Agreement. The termination of the Vertex Collaboration Agreement was effective in October 2021. There are no ongoing activities or economic obligations in connection with the Vertex Collaboration Agreement.

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

Collaboration Agreements - Takeda

Research and development revenue from a previously related party was with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Takeda Development and License Agreement	$—	$—	$—	$13,114
Takeda Multi-Target Agreement	—	—	2,586	22
Total research and development revenue, Takeda	$—	$—	$2,586	$13,136

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

At September 30, 2022 there was no deferred revenue related to the performance obligation and at December 31, 2021, deferred revenue was $2.6 million, and the remaining unrecognized transaction price of $2.6 million was recognized as research and development revenue in the first quarter of 2022.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”) which was extended in September 2022, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. Since September 2018, the Company has received $9.4 million in funding under the CD38 CPRIT Agreement. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

During the nine months ended September 30, 2022 and nine months ended September 30, 2021, the Company recognized no grant revenue under this award. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. At September 30, 2022 and December 31, 2021, the Company had no recorded grant revenue receivable.

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

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	September 30, 2022	Level 1	Level 2	Level 3
Money market funds	$20,189	$20,189	$—	$—
Commercial paper	36,036	—	36,036	—
United States Treasury Bills	22,130	—	22,130	—
Total	$78,355	$20,189	$58,166	$—
Amounts included in:
Cash and cash equivalents	$21,187
Marketable securities, current	57,168
Total cash equivalents and marketable securities	$78,355
		Basis of Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Money market funds	$24,058	$24,058	$—	$—
Commercial paper	103,113	—	103,113	—
United States Treasury Bills	14,023	—	14,023	—
Government-related debt securities	5,185	—	5,185	—
Corporate Bonds	5,726	—	5,726	—
Total	$152,105	$24,058	$128,047	$—
Amounts included in:
Cash and cash equivalents	$25,058
Marketable securities, current	118,061
Marketable securities, non-current	8,986
Total cash equivalents and marketable securities	$152,105

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2022
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds and commercial paper	$21,187	$—	$—	$21,187
Marketable securities, current - commercial paper and Treasury bills	57,395	—	(227)	57,168

	December 31, 2021
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$25,058	$—	$—	$25,058
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	$118,084	$6	$(29)	$118,061
Marketable securities, non-current - Treasury bills	$9,011	$—	$(25)	$8,986

The following summarized the contractual maturities of the Company’s available-for-sale investments (in thousands):

	September 30, 2022
	Cost Basis	Fair Value
Due in one year or less	$78,582	$78,355
Due after one year through five years	—	—
Total	$78,582	$78,355

	December 31, 2021
	Cost Basis	Fair Value
Due in one year or less	$143,142	$143,119
Due after one year through five years	9,011	8,986
Total	$152,153	$152,105

The Company received no proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2022 and September 30, 2021, respectively, and no realized gain for the nine months ended September 30, 2022 and September 30, 2021.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued liabilities:
General and administrative	$1,061	$794
Clinical trial related costs	830	1,134
Non-clinical research and manufacturing operations	2,691	2,153
Payroll related	4,254	5,388
Other accrued expenses	54	46
Total Accrued liabilities	$8,890	$9,515

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$21,797	$19,211
Leasehold improvements	12,808	12,822
Furniture and fixtures	545	471
Computer and equipment	693	658
	35,843	33,162
Less: Accumulated depreciation	(19,496)	(13,853)
Total property and equipment, net	$16,347	$19,309

Depreciation expense was $2.0 million and $1.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively and $5.7 million and $4.8 million for the nine months ended September 30, 2022 and September 30, 2021.

In connection with the continued expansion of the Company’s facilities, at September 30, 2022 and December 31, 2021, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.3 million and $0.6 million, respectively. The ARO assets are included in leasehold improvements.

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

K2 HealthVentures Loan and Security Agreement

 In May 2020, the Company entered into the K2 Loan and Security Agreement in the amount of $45.0 million. The K2 Loan and Security Agreement was drawable in three tranches and to date the Company has drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. In April 2022, the K2 Loan and Security Agreement was amended in exchange for a $0.3 million amendment fee so that (i) payments will be interest only until the loan’s maturity date of June 1, 2024, and (ii) the Minimum Cash Covenant will apply for the entire term of the K2 Loan and Security Agreement. This amendment resulted in a debt modification with the $0.3 million amendment fee recorded as a debt discount.

The K2 Loan and Security Agreement includes both financial and non-financial covenants including the Minimum Cash Covenant. The Company was in compliance with the debt covenants at September 30, 2022. The Company recorded the debt net of $2.8 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which was previously classified as a prepaid asset.

 As of September 30, 2022 and December 31, 2021, the K2 Loan principal balance was $35.0 million and $35.0 million, respectively.

As of September 30, 2022 and December 31, 2021, the carrying value of long-term debt was $35.9 million and $35.5 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at September 30, 2022 ($ in thousands):

2022 (remaining)	$—
2023	—
2024	35,000
Total Principal Amounts	35,000
Final Fee Due at Maturity	2,318
Unamortized discount, deferred costs and final fee	(1,378)
Total Long-Term Debt, net	$35,940

NOTE 9 – LEASES

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than one year to less than seven years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases include options to renew, with renewal terms that can extend the lease term for seven years. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

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

In July 2022, the Company exercised its option to extend the term for its lease of its principal executive office at 9301 Amberglen Blvd, Building J, Austin TX 78729 (the “Property”) for an additional five-year term beginning August 31, 2023 and ending August 31, 2028 pursuant to the terms and conditions of that certain lease by and between the Company and NW Austin Office Partners LLC, dated October 1, 2016, as previously amended (the “Lease Agreement”).

On October 18, 2022, the Company entered into that certain Fourth Amendment to Lease between the Company and NW Austin Office Partners LLC (the “Lease Amendment”) which amended the Lease Agreement to document the exercise of its option to extend the term of its lease of the Property for an additional six-year term beginning August 31, 2023 and ending August 31, 2029 (the “Extension Term”). Pursuant to the terms of the Lease Amendment, the aggregate commitments will be $6.7 million over the six-year Extension Term and the parties agreed that so long as the Company is not in default an aggregate amount of $0.2 million shall be abated in installments from the monthly lease commitments until exhausted. The Lease Amendment also provides that prior to the expiration of the Extension Term, the Company has the option to extend the Extension Term for an additional period of seven (7) years.

The foregoing is a summary only, does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the Lease Amendment, incorporated by reference to Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Operating leases
Operating lease expense	$684	$1,885
Variable lease expense	156	367
Total operating lease expense	$840	$2,252

The following table summarizes the balance sheet classification of leases at September 30, 2022 (in thousands):

Operating leases
Operating lease right-of-use assets	$11,120

Operating lease liabilities, current[1]	$1,957
Operating lease liabilities, non-current	12,422
Total operating lease liabilities	$14,379
1.	Included in other current liabilities.

The following table presents other information on leases as of September 30, 2022 and December 31, 2021:

	2022	2021
Weighted average remaining lease term, operating leases	5.80 years	5.65 years
Weighted average discount rate, operating leases	8.09%	7.02%

Maturities of lease liabilities were as follows as of September 30, 2022 (in thousands):

Operating Leases
2022 (remaining)	$682
2023	3,122
2024	3,164
2025	3,121
2026	2,563
Thereafter	5,507
Total lease payments	18,159
Less:
Imputed interest	(3,780)
Total lease liabilities	$14,379

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Nine Months Ended September 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$2,518

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $0.4 million at September 30, 2022. In connection with the Company’s clinical trials, it has entered into separate project work orders for each trial with its respective CROs. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $48.4 million of future services under these agreements at September 30, 2022, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,381	$2,377	$4,753	$6,791
General and administrative	1,260	1,866	4,552	6,031
Total stock-based compensation	$2,641	$4,243	$9,305	$12,822

At September 30, 2022, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $20.1 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.43 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee Stock Options:
Risk-free interest rate	3.25%	1.17%	2.33%	0.92%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	83.32%	114.06%	88.70%	113.23%
Weighted-average fair value of stock options granted	$0.53	$5.62	$1.66	$11.00

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Granted	2,683,818	$12.84
Exercised	(320,716)	$5.05
Cancelled	(1,206,556)	$11.46
Balances, December 31, 2021	7,854,473	$10.21	6.72	$0.95
Granted	2,890,789	$2.22
Exercised	(46,598)	$0.71
Cancelled	(2,105,531)	$9.58
Balances, September 30, 2022	8,593,133	$7.73	7.53	$0.01

Vested and expected to vest, September 30, 2022	8,593,133	$7.73	7.53	$0.01
Exercisable at September 30, 2022	4,605,401	$8.90	6.35	$—

The total intrinsic value of stock options exercised during the three months ended September 30, 2022 and 2021, was zero and $1.2 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was zero and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company issues new shares of common stock upon exercise of options. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

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

Overview

Molecular Templates is a clinical-stage biopharmaceutical company focused on the discovery and development of targeted biologic therapeutics. Our proprietary drug platform technology, known as engineered toxin bodies, or ETBs, leverages the resident biology of a genetically engineered form of Shiga-like Toxin A subunit, or SLTA, to create novel therapies with potent and differentiated mechanisms of action (MOA) for cancer and other serious diseases.

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

ETBs combine the specificity of an antibody with SLTA’s potent mechanism of cell destruction. Based on the disease setting, we have created ETBs that have a reduced propensity for triggering adaptive immunogenicity and attendant toxicities like capillary leak syndrome (CLS). Of the over 80 patients treated across our three clinical programs to date, there has been no instance of CLS reported. One patient treated at 63 mcg/kg with MT-6402 showed a grade 2 decrease in albumin that may potentially represent a subclinical manifestation of CLS. All toxicities appear to be target mediated and unrelated to the underlying scaffold.

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

We have developed ETBs to various targets, including PD-L1, HER2, CD38, and CTLA-4. PD-L1 and CTLA-4 are key immune checkpoint pathways and are validated targets expressed in a variety of solid tumor cancers and immune cells. The differentiated MOA of our ETBs allows for a novel approach to immuno-oncology targets by: (i) dismantling the tumor micro-environment (TME) through the depletion of immunosuppressive immune cells and (ii) delivering high avidity major histocompatibility complex-I (MHC-I) antigens to the tumor to directly alter the tumor’s immunophenotype. The altering of the tumor’s immunophenotype is unique and leverages the intrinsic intracellular routing properties of ETBs through a process we call Antigen Seeding.

Immuno-Oncology ETBs

We filed an Investigational New Drug, or IND, application for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase I study of MT-6402 in relapsed/refractory patients with PD-L1 expressing tumors began in July 2021 at a starting dose of 16 mcg/kg. The Phase I study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the TME are eligible for enrollment, irrespective of HLA genotype or CMV status. Following a review of the safety data from cohort 4 (42 mcg/kg) in which no dose-limiting toxicities (DLTs) were observed, patient enrollment in cohort 5 initiated and is continuing at a dose of 63 mcg/kg. In November 2021, MT-6402 was granted Fast Track designation for the treatment of patients with advanced NSCLC expressing PD-L1. For MT-6402, dose escalation in the Phase I study continues as planned.

As of November 2022, 19 patients have been treated across four dose escalation cohorts of 16 mcg/kg, 24 mcg/kg, 32 mcg/kg, and 42 mcg/kg in the MT-6402 study of patients with relapsed/refractory tumors that express PD-L1. Two of these patients had high tumor PD-L1 expression, with one of these patients having Antigen Seeding capability (HLA-A*02 and CMV+). Regarding safety, one DLT of grade 2 dermatitis was observed in one patient in the second cohort at 24 mcg/kg and no DLT’s were observed in cohorts 1, 3, and 4. This patient had development of a grade 2 dermatitis of two days duration which began rapidly, 6 days after cycle 1, dose 1. The patient was treated with systemic steroids and treatment with MT-6402 was held until cycle 2, dose 1, whereupon the patient was re-challenged at the same dose without development of recurrent dermatitis. We continue to observe pharmacodynamic (PD) effects including the depletion of PD-L1+ monocytes, MDSCs, PD-L1+ dendritic cells, and regulatory T cells (Tregs) as well as T cell activation, in a dose-dependent manner. MT-6402 dosing appears to affect peripheral vascular endothelial growth factor (VEGF) levels particularly in patients with elevated VEGF at study entry. In these patients, VEGF levels appear to inversely correlate with MDSC depletion. These PD effects associated with immune activation were seen across the majority of patients irrespective of HLA genotype or level of tumor or immune cell PD-L1 staining. Additionally, these VEGF elevations occur at earlier timepoints with increasing dose levels. One of two patients with high tumor PD-L1 expression who also had Antigen Seeding capability, demonstrated tumor regression. This patient, with non-small cell lung cancer (NSCLC), was treated in cohort 1 and had evaluable-only multiple sites of bone disease that appeared to have resolved on bone scan with only one remaining site which showed decreased uptake. This patient remained on MT-6402 for eight months when increased uptake was noted on bone scan and MT-6402 treatment was discontinued. A different patient with modest PD-L1 expression of 10% Tumor Proportion Score remained on treatment with stable disease for nearly nine months. To date, we have not observed any cases of clinically significant cardiotoxicity in human subjects who have been dosed with MT-6402.

Targeted Solid Tumor ETBs

We filed an IND for MT-5111, our ETB targeting HER2, in March 2019 and the IND was accepted in April 2019. We began dosing study patients in a Phase I study of MT-5111 for the treatment of HER2-positive cancers in the fourth quarter of 2019. The ongoing Phase I study has two parts: Part 1 is dose escalation and Part 2 is dose expansion at the maximum tolerated dose (MTD). As of November 2022, 48 patients (metastatic breast cancer n=17, metastatic biliary tract carcinoma n=6, metastatic gastric/gastroesophageal n=11, other n=14), with a median of 4 prior lines of therapy and a median of 2 prior HER2-targeting regimens, have been treated with MT-5111; patients with breast cancer received a median of 4 prior lines of HER2-targeting therapy or HER2-targeting investigational agents. Ten cohorts (0.5, 1, 2, 3, 4.5, 6.75, 10, 13, 17, and 23 mcg/kg/week) have been completed. 23 mcg/kg has been considered the MTD based upon one DLT of grade 3 acneiform rash which occurred after cycle 1, dose 1. The rash improved to grade 1 on topical steroids, and the patient continued treatment into cycle 2. The observation of several cases of grade 1 high sensitivity troponin elevations at 23 mcg/kg was incorporated into the decision to declare 23 mcg/kg to be the MTD. Cardiac toxicity is a known class effect of HER2-targeting agents and cardiac adverse events were the dose-limiting toxicity in the MT-5111 pre-clinical non-human primate model. None of the patients treated with MT-5111 at any dose level who had high sensitivity troponin elevations had symptoms, EKG abnormalities or a reduction in left ventricular ejection fraction. No related grade 4 or 5 AEs of any kind have been reported except one case of a grade 4 liver function test abnormality in a patient treated at 23 mcg/kg who had concomitant disease progression in the liver. Pharmacokinetic (PK) data confirm the predicted human PK based on non-human primate studies. PK modeling has suggested that doses equal to or greater than 10 mcg/kg are likely needed for efficacy in breast cancer patients with high HER2 expression.

The HER2-positive breast cancer dose expansion cohort (DEC) initiated in November 2021 at a dose of 10 mcg/kg. Six patients have been treated in this cohort with five patients evaluable for safety and efficacy. Three patients have remained on treatment with stable disease for greater than 40, 22, and 22 weeks, respectively. One of the breast cancer patients who has been treated for 22 weeks came on study with two nodal lesions and two non-nodal necrotic pulmonary lesions. The patient has seen a continued reduction in her nodal lesions while on therapy with a 43% reduction in mediastinal lymphadenopathy and a halt in the growth of her pulmonary lesions. Overall, the patient has had a 14% reduction in index lesions comprising the adenopathy and pulmonary metastases.   The patient has previously been treated with trastuzumab, pertuzumab, trastuzumab emtansine, lapatinib, trastuzumab deruxtecan, and tucatinib.  The breast cancer DEC will continue to recruit patients at 10 mcg/kg, following which the next monotherapy cohort for breast cancer patients is planned at 17 mcg/kg, a dose that has previously been cleared in the escalation portion of the trial.  A future amendment is planned for combination therapy of MT-5111 with other active agents targeting HER2, particularly since MT-5111 binds to a HER2 domain distinct from that of trastuzumab and pertuzumab, enabling potential combinations with trastuzumab or trastuzumab based ADCs.

Hematologic Malignancy Targeted ETBs

MT-0169, our ETB targeting CD38, had its IND filed in May 2019 and was accepted in June 2019. The Phase I study for MT-0169 in relapsed/refractory multiple myeloma initiated in the fourth quarter of 2019, with the first patient dosed in February 2020. In December 2019, the FDA granted Orphan Drug Designation to MT-0169 for the treatment of multiple myeloma.

The revised protocol for the ongoing Phase I study for MT-0169 in patients with relapsed/refractory multiple myeloma or non-Hodgkins lymphoma is now open. The revised protocol began at the lower dose of MT-0169 at 5 mcg/kg to reduce the risk of AEs observed at the initial dose level of 50 mcg/kg and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. We opened new sites for the Phase I study and enrollment resumed in July 2022. Following a review of the safety data from cohort 1 (5 mcg/kg) in which no related AEs higher than grade 1 were observed and no cardiac AEs of any kind were observed.   One patient with IgA myeloma treated at 5 mcg/kg has had a marked reduction in IgA serum protein, conversion from immunofixation positive to negative and marked improvement of hemoglobin to normal values, demonstrating at least a Partial Response. A PET scan is pending to determine if the patient is in a Complete Response. Patient enrollment in cohort 2 has initiated at a dose of 10 mcg/kg.  Additionally, PD data at 5 mcg/kg demonstrated reductions in CD38+ Natural Killer (NK) cells and monocytes, relevant surrogate biomarkers for binding to CD38+ Multiple Myeloma cells.  These reductions in NK cells and monocytes persist in patients now being treated in cycle 2.  PK exposures in these patients at 5 mcg/kg are anticipated to be approximately 10-fold above the IC50.

We expect to provide periodic updates on MT-6402, MT-8421, MT-5111 and MT-0169 throughout 2023.

Preclinical ETB Pipeline

MT-8421, our ETB targeting CTLA-4, along with MT-6402, represent our unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells and not only the blocking of ligand-ligand interactions seen with current antibody therapeutics. The ETB approach includes potent destruction of CTLA-4+ Tregs via enzymatic ribosome destruction, and the mechanism of cell kill is independent of TME. There is also preferential activity on high CTLA-4 expressing Tregs in the TME but not against peripheral Tregs. Preclinical data from MT-8421 shared at the Society for Immunotherapy of Cancer (SITC) annual meeting in November 2022 showed that in a transgenic mouse model expressing human CTLA-4 and bearing syngeneic subcutaneous tumors, MT-8421 treatment depleted immune suppressive regulatory T cells (Tregs) in the TME but not in the periphery. MT-8421 was well tolerated in a non-human GLP primate toxicology study and achieved serum levels well-above projected IC50 concentrations for Tregs in the TME. We anticipate clinical studies to commence in mid-2023.

We continue to advance our pipeline of next-generation ETBs, including TROP2, TIGIT, and BCMA.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development revenue, related party	$—	$—	$—	$13,136
Research and development revenue, other	4,240	2,379	$17,143	$7,597
Total revenue	$4,240	$2,379	$17,143	$20,733

Research and Development Revenue – from related party

The decrease in research and development revenue – from related parties for the nine months ended September 30, 2022 was due to Takeda ceasing to be a related party during 2021.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2022, included in this Quarterly Report on Form 10-Q.

Research and Development Revenue – other

The increase for the three and nine months ended September 30, 2022 in research and development revenue – other was a result of increases in the revenue associated with our BMS Collaboration Agreement.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2022, included in this Quarterly Report on Form 10-Q.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$21,973	$22,881	$64,835	$65,328
General and administrative expenses	5,934	9,027	20,120	26,178
Total operating expenses	$27,907	$31,908	$84,955	$91,506

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Program costs	$7,429	$8,192	$20,350	$22,783
Employee compensation	8,819	10,774	29,021	31,956
Laboratory costs	3,268	1,545	7,289	4,102
Other research and development costs	2,457	2,370	8,175	6,487
Total research and development expenses	$21,973	$22,881	$64,835	$65,328

Research and development (“R&D”) expenses decreased $0.9 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and decreased $0.5 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in program costs and employee compensation.

Program costs decreased $0.8 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and decreased $2.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The program costs primarily driving the decrease for the three months ended September 30, 2022 were $1.8 million for MT-0169, $0.8 million for MT-6402, $0.5 million for Other, $0.3 million for Vertex and $0.1 million for MT-3724 partially offset by increases of $1.4 million for MT-8421, $0.7 million for MT-5111, and $0.6 million for Bristol Myers Squibb. The program costs primarily driving the decrease for the nine months ended September 30, 2022 were $2.5 million for MT-0169, $2.2 million for Other $1.7 million for MT-3724, $1.3 million for Vertex and $0.2 million for SLAMF7 partially offset by increases of $1.8 million for Bristol Myers Squibb, $1.7 million for MT-5111, $1.7 million for MT-8421 and $0.3 million for MT-6402.

Employee compensation costs decreased by $2.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, respectively as a result of staffing changes. The staffing decrease resulted in a decrease in employee compensation costs of $2.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, respectively.

Other R&D costs increased $0.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The main driver of this increase is due to higher depreciation expense related to the lab buildout and related equipment, which also resulted in an increase in Other R&D costs of $1.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses decreased $3.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and $6.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The main driver of this decrease is due to a decrease in headcount resulting in a decrease in employee compensation costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and other income, net	$307	$175	$563	$308
Interest expense	(1,252)	(1,033)	(3,394)	(2,301)
Total nonoperating activities	$(945)	$(858)	$(2,831)	$(1,993)

Interest and Other Income and Interest Expense

The increase in interest and other income for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was primarily due to higher interest related to our marketable securities.

The increase in interest expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to the increase in our interest rate. The increase in interest expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to increase in our debt holdings.

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

We expect to incur substantial additional losses in the future as we expand our research and development cost-sharing activities with our collaboration partner. We believe such investment is strategically aligned with increasing the value of our technology. For the nine months ended September 30, 2022 and 2021, we incurred net losses of $70.7 million and $72.8 million, respectively. At September 30, 2022, we had an accumulated deficit of $422.7 million.

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

K2 HealthVentures Loan and Security Agreement

As of September 30, 2022, we have $35.0 million outstanding under our debt facility with K2 HealthVentures LLC (“K2”).  As described in Note 8 to the accompanying consolidated financial statements, pursuant to the terms of this debt facility (the “K2 Loan and Security Agreement”), the outstanding principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%.  The maturity date of the K2 Loan and Security Agreement is June 1, 2024.  The K2 Loan and Security Agreement includes both financial and non-financial covenants, including a minimum cash covenant as described below (the “Minimum Cash Covenant”).  The Minimum Cash Covenant requires us to certify monthly that we have cash, cash equivalents and marketable securities of at least five times our monthly cash burn as described in the K2 Loan and Security Agreement.  The K2 Loan and Security Agreement provides for customary events of default, including the breach of any covenant.  After the occurrence of an event of default and for so long as it continues, all outstanding debt shall accrue interest at the applicable interest rate plus 5%. Furthermore, upon the occurrence and continuation of any event of default, K2 may accelerate payment of all obligations and terminate its commitments under the K2 Loan and Security Agreement.

We have been, and currently are, in compliance with all covenants in the K2 Loan and Security Agreement, including the Minimum Cash Covenant.  However, we currently anticipate that our existing cash, cash equivalents and marketable securities will not be sufficient to maintain compliance with the Minimum Cash Covenant beyond the one-year period following the date that the accompanying consolidated financial statements are issued, unless we reduce our operating expenses, raise additional capital or amend the K2 Loan and Security Agreement at some time during the third quarter of 2023.  For this reason, management has included the going concern statements below.

Future Funding Requirements and Liquidity

At September 30, 2022, we had cash, cash equivalents and marketable securities of $79.4 million. We expect that our existing cash and cash equivalents will enable us to fund our current operating expenses and capital expenditure requirements into 2024. However, the foregoing is subject to our continued compliance with the Minimum Cash Covenant described above.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to provide sufficient certainty that we will continue as a going concern.

Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern, including our continued compliance with the Minimum Cash Covenant in the third quarter of 2023.  While we currently believe that we have enough cash runway to fund our operations into 2024 and are currently in compliance with the Minimum Cash Covenant described above, we currently anticipate that our existing cash, cash equivalents and marketable securities will not be sufficient to maintain compliance with the Minimum Cash Covenant beyond the one-year period following the date that the accompanying consolidated financial statements are issued, unless we reduce our operating expenses, raise additional capital or amend the K2 Loan and Security Agreement at some time during the third quarter of 2023.

Historically, we have relied upon partnerships as well as funds received from public offerings of common and preferred stock, private placements of equity securities, a reverse merger, and upfront and milestone payments received from our prior and current collaboration agreements, a debt financing facility, as well as funding from governmental bodies and bank and bridge loans. We plan to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions. However, there is no assurance that we will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should we be unable to raise this amount of capital our operating plans will be limited to the amount of capital that we can access. We may also consider steps to reduce our operating expenses and/or seek modification of the Minimum Cash Covenant in the K2 Loan and Security Agreement.  There can be no assurances that we will be successful in any of the foregoing.

Cash Flows

Comparison of Nine Months Ended September 30, 2022 and 2021

The table below summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(70,592)	$(7,926)
Net cash (used in)/provided by investing activities	66,972	(82,253)
Net cash (used in)/provided by financing activities	(265)	92,554
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(3,885)	$2,375

The decrease in net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to a decrease in revenue recognized.

The increase in net cash provided by investing activities for the nine months ended September 30, 2022 was primarily due to increased investment activity in marketable securities.

The decrease in net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to no proceeds from the issuance of common stock and debt.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $422.7 million at September 30, 2022. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, “Organization and Summary of Significant Accounting Policies”, to our unaudited condensed financial statements for the quarter ended September 30, 2022, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2022, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage biopharmaceutical company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

•	Uncertainty regarding future revenue from product sales and anticipation that we will continue to incur significant losses for the foreseeable future.
o

We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Even if we receive approval to market one or more products, we may never become profitable if we are unable to establish market acceptance, adequate market share or reimbursement from third-party payors. Additionally, if we receive approval, we expect our expenses to increase significantly in order to successfully launch such approved drug or biologic candidate and such increases may not be commercially feasible. Further, if we cannot generate revenue from the sale of any approved products, we may never become profitable. We also have incurred losses since inception and anticipate we will continue to incur significant losses for the foreseeable future. Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern, including our continued compliance with the Minimum Cash Covenant in the third quarter of 2023, if we are unsuccessful reducing our operating expenses, raising additional capital, or amending the K2 Loan and Security Agreement.

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
o

We rely on third-party vendors for key components of the development of our drug or biologic candidates, including the manufacturing, management of clinical trials and other critical services. If such third-party vendors fail to comply with applicable laws, regulations or guidelines or are unable to obtain the materials needed for the manufacture of our drug or biologic candidates, we may have a disruption in our clinical trials and potentially, commercial sale of a future approved product. While we currently have a cGMP manufacturing facility and developed the capability to manufacture drug or biologic candidates for use in the conduct of our clinical trials, we may not be able to manufacture drug or biologic candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug or biologic candidates either by us or by our third-party manufacturers. Additionally, as we rely upon these vendors to perform release testing on our drug or biologic candidate prior to delivery to subjects in our clinical trials or patients being treated with our drug or biologic candidates, if approved in the future, such subjects or patients could be put at risk for serious harm and we may face damaging product liability suits.
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
o

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on our existing strategic collaboration with Bristol Myers Squibb and to license or partner with new strategic partners. As of September 30, 2022, our research and development revenue from our strategic collaboration was $17.1 million. If, disputes arise between us and our partners in such agreements, there may be increased costs due to related litigation or if we decide to fund such programs ourselves. Disputes with partners may lead to substantial delays or possible termination of such agreements or related clinical trials and the need to seek a new partner for the development or commercialization of such drug or biologic candidate. In addition, if commercialization collaboration partners do not commit sufficient resources to commercialize our future drugs or biologics, and if we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business.

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
o

We are reliant in part on the financial markets to finance our future capital needs through public equity offerings, debt financings and other funding arrangements. Disruptions and volatility in the financial markets can have a material adverse effect on our ability to access capital and liquidity on acceptable financial terms. Negative and fluctuating economic conditions may present challenges in us obtaining additional capital needed to fund our operations. If we do not obtain funding on a timely basis and on acceptable terms, we may need to delay or discontinue one or more of our programs or the commercialization of our drug or biologic candidates. Further, if we fail to maintain the listing of our common stock with a United States national securities exchange, among other things, the liquidity of our common stock could be adversely affected.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $70.7 million for the nine months ended September 30, 2022. At September 30, 2022, we had an accumulated deficit of $422.7 million.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

Management has identified certain conditions or events, which, considered in the aggregate, could raise substantial doubt about our ability to continue as a going concern, including our continued compliance with the Minimum Cash Covenant in the third quarter of 2023.  While we currently believe that we have enough cash runway to fund our operations into 2024 and are currently in compliance with the Minimum Cash Covenant in our K2 Loan and Security Agreement, we currently anticipate that our existing cash, cash equivalents and marketable securities will not be sufficient to maintain compliance with the Minimum Cash Covenant beyond the one-year period following the date that the accompanying consolidated financial statements are issued, unless we reduce our operating expenses, raise additional capital or amend the K2 Loan and Security Agreement at some time during the third quarter of 2023.

Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to raise capital or amend the K2 Loan and Security Agreement, we may be required to delay, reduce the scope of or eliminate research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain drug or biologic candidates that we might otherwise seek to develop or commercialize independently. In addition, if we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. There can be no assurance that we will be successful in amending the K2 Loan and Security Agreement or that sufficient funds required to maintain compliance with the Minimum Cash Covenant will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. As a result, the failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our drug or biologic candidates.

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

Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions or declaring or paying dividends. For instance, the K2 Loan and Security Agreement limits additional indebtedness, liens, mergers and acquisitions, dispositions, investments and distributions, subordinated debt, transactions with affiliates and fundamental changes.

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

Even if one or more of the drug or biologic candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved drug or biologic candidate. We also will have to further develop or acquire manufacturing capabilities or continue to contract with contract manufacturing organizations (“CMOs”), in order to continue development and potential commercialization of our drug or biologic candidates. For instance, if our costs of manufacturing our drug products are not commercially feasible, then we will need to develop or procure our drug products in a commercially feasible manner to successfully commercialize any future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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

We plan to rely in part on third-party contract manufacturers, and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our drug or biologic candidates for our clinical trials and to support future regulatory approval. We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our drug or biologic candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our drug or biologic candidates for our clinical trials, and, if approved, ultimately for commercial sale.

Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a drug or biologic candidate to complete the trial, any significant delay or discontinuity in the supply of a drug or biologic candidate, or the raw materials or other material components used in the manufacture of the drug or biologic candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our drug or biologic candidates, which would harm our business and results of operations. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our drug or biologic candidates and our current costs to manufacture our drug products may not be commercially feasible, and the actual cost to manufacture our drug or biologic candidates could materially and adversely affect the commercial viability of our drug or biologic candidates. As a result, we may never be able to develop a commercially viable product.

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

•	labor disputes or shortages, including the effects of health emergencies, epidemics, pandemics, including the COVID-19 pandemic, or natural disasters;
•	failure to ensure compliance with regulatory requirements;
•	changes in forecasts of future demand;
•	timing and actual number of production runs and production success rates and yields;
•	contractual disputes with our suppliers and contract manufacturers;
•	timing and outcome of product quality testing;
•	power failures and/or other utility failures;
•

disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel that could result in temporary closures of our facilities or the facilities of our collaborators or suppliers, such as occurred during the COVID-19 pandemic;

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

Each of these risks could delay our clinical trials, the marketing approval, if any, of our drug or biologic candidates or the commercialization of our drug or biologic candidates or result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our drug or biologic candidates prior to delivery to clinical sites participating in our clinical trials. If these tests are not appropriately conducted and test data are not reliable, subjects participating in our clinical trials, or patients treated with our products, if any are approved in the future, could be put at risk of serious harm, which could result in product liability suits.

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

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•

potential delays in patient enrollment for our clinical trials due to public health emergencies or pandemics, such as COVID-19, natural disasters, staffing shortages, or other events, which may affect ability to initiate and/or complete preclinical studies, conduct ongoing clinical trials, and delay initiation of planned and future clinical trials;

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

We are heavily dependent on the success of our drug or biologic candidates, the most advanced of which is in the early stages of clinical development. Our ETB therapeutic drug or biologic candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. Some of our drug or biologic candidates have produced results in preclinical settings to date and we cannot give any assurance that we will generate additional nonclinical and clinical data for any of our drug or biologic candidates that are sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized. To date, no ETB products have been approved for marketing in the United States or elsewhere.

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in relapsed/refractory patients with PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. Our ETB candidate, MT-5111, is currently being tested in a Phase I study, which began dosing patients in the fourth quarter of 2019, has declared maximum tolerated dose (“MTD”) and will continue dosing patients with breast cancer and potentially other tumor types. Our CD38-targeted ETB, MT-0169, is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. The revised protocol for the ongoing Phase I study for MT-0169 in relapsed/refractory multiple myeloma and non-Hodgkins lymphoma began dosing patients in July 2022, continues to recruit patients, has cleared the 5 mcg/kg dose and continues to explore the lower dose of MT-0169 at 10 mcg/kg. The remainder of our drug or biologic candidates, including our CTLA-4 targeted ETB, MT-8421, are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the pandemic, including but not limited to, the redeployment of FDA and EMA resources to priority projects, could have an impact on the timeline for review and approval of new marketing applications. In particular, the FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves and to communicate directly with applicants and manufacturing facilities as may be necessary. The FDA also announced in July 2022 that remote regulatory assessments of facilities and other alternative approaches developed during the first two years of the pandemic will continue to be used by the agency in order to supplement its in-person inspection program.

We may have difficulty enrolling, or fail to enroll patients, in our clinical trials given the limited number of patients who have the diseases for which our drug or biologic candidates are being studied, which could delay or prevent clinical trials of our drug or biologic candidates.

Identifying and enrolling patients to participate in clinical trials of our ETB drug or biologic candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our drug or biologic candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment, particularly due to public health emergencies or pandemics, such as COVID-19, natural disasters, staffing shortages, or otherwise.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations with a similar class of immunotoxins or ETBs, the adverse events, or AEs, considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (CRS), infusion-related reactions (IRR), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, capillary leak syndrome (CLS), reproductive risks, and cardiovascular toxicity. The important or potential risks of MT-5111 include, but are not limited to, cardiovascular injury, hepatotoxicity, acute kidney injury, myalgias, hematologic toxicity, infections, IRR, reproductive risks, CLS and CRS. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, thrombotic microangiopathy (TMA) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-6402, MT-5111, and MT-0169, continued clinical trials could reveal higher incidence of side effects or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in cited deficiencies, study subject safety concerns, adverse effects or events, severe adverse events including death, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-6402, MT-5111, MT-0169, or any other of our drug or biologic candidates, will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for any or all ETB product candidates.

Even if approved in the future, MT-6402, MT-5111, MT-0169, or any other of our drug or biologic candidates, may carry boxed warnings or other warnings and precautions. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

Additionally, even if one or more of our drug or biologic candidates receives marketing approval, if we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such products;

•	regulatory authorities may require additional warnings or new contraindications on the label;
•

we may be required to create a Risk Evaluation and Mitigation Strategies, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, or other elements to assure safe use;

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

•	we may decide to recall such drug or biologic candidates from the marketplace; and our reputation may suffer.

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

From time to time, we may publish or report interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data is available.

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

Although we have product liability insurance covering our clinical trials in the United States for up to $7.0 million per occurrence up to an aggregate limit of $7.0 million, and coverage for our clinical trials outside of the United States, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We also will likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our drug or biologic candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our drug or biologic candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties. Claims also could be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, subjects or trial sites;
•	the inability to commercialize, or if commercialized, decreased demand for, our drug or biologic candidates;
•	if commercialized, product recalls, limitations on approved indications, marketing or promotional restrictions or the need for product modification;
•	initiation of investigations by regulators or government enforcement bodies;
•	loss of revenues;
•	substantial costs of litigation, including monetary awards to subjects or other claimants;
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay;
•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
•	the diversion of management’s attention from our business; and
•	damage to our reputation and the reputation of our products and our technology.

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

MT-6402 has been granted Fast Track designation by the FDA and we may seek Fast Track designation for one or more of our other drug or biologic candidates in the future. Even if we apply for Fast Track designation in the future,  we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process, and further, such designation could be withdrawn by the FDA.

If a drug or biologic candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, a product sponsor may request an FDA Fast Track designation from the FDA. If we seek Fast Track designation for a drug or biologic candidate, we may not receive it from the FDA. However, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. In November 2021, MT-6402 was granted Fast Track designation for the treatment of patients with advanced NSCLC expressing PD-L1.

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

In addition, later discovery of previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or failure to comply with applicable regulatory requirements may result in a variety of risks. For example, a regulatory agency or enforcement authority may, among other things:

•	impose restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	impose requirements to conduct post-marketing studies or clinical trials;
•	issue warning or untitled letters if the regulator is the FDA, or comparable notice of violations from foreign regulatory authorities;
•	issue consent decrees, injunctions or impose civil or criminal penalties;
•	require the payment of fines, restitution or disgorgement of profits or revenues;
•	suspend or withdraw regulatory approval;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our or our CMOs’ manufacturing or analytical testing facilities; or
•	require product seizure or detention, recalls or refuse to permit the import or export of products.

Any government investigation of alleged violations of law would require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and our operating results would be adversely affected. In addition, regulatory authorities’ policies (such as those of the FDA or EMA) may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug or biologic candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are otherwise not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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
•

perceptions by the medical community, physicians, and patients regarding the safety and effectiveness of our products and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

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

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our drug or biologic candidates may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of any drug or biologic candidate of ours that receives marketing approval in the future. See also the risk disclosures below under “Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.”

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such future changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the U.S.

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our drug or biologic candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug or biologic candidates for which we obtain marketing approval, if any. For example, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and biological product provisions. The prescription drug and biologic user fee programs were most recently renewed in September 2022. Legislators continue to debate various reforms that have the potential to significantly alter FDA authorities or existing agency policies pertaining to biopharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug or biologic candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been or are expected to be subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the transition to a Democrat-led presidential administration in 2021 created further uncertainty in the health care and biopharmaceutical industries. Most recently, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (CMS) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

Additionally, in July 2021, President Biden issued a sweeping executive order promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following finalization of the Canadian drug importation rulemaking in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, and such actions have started within the implementation of the IRA. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients. There also are a number of state and local legislative and regulatory efforts related to drug or biologic pricing, including drug or biologic price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading towards further and more aggressive efforts by states in this area.

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

•

the federal transparency requirements, sometimes referred to as the “Sunshine Act,” enacted as part of the ACA, which requires, among other things, manufacturers of drugs, devices, biologics and medical supplies that are reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain advanced non-physician health care practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, as well as physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;

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

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our potential future customer base, and thereby decrease our revenue.

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

During the course of our development of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas, or CPRIT. On September 18, 2018, we entered into our second CPRIT award grant contract for our CD38 targeted ETB program, or the CD38 CPRIT Agreement, which was extended in September 2022. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologic products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including from December 22, 2018 through January 25, 2019, and congressional impasses periodically threaten to cause future government shutdowns. When a shutdown occurs, certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Moreover, government shutdowns or slowdowns, such as those caused recently by the federal response to the COVID-19 pandemic and that could occur again in the event of another public health or other national emergency, can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Intellectual Property

Our ability to compete effectively may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future drug or biologic candidates and related processes for our developmental pipeline.

We rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect our intellectual property related to our technologies and drug or biologic candidates. Our commercial success and viability depend in large part on our current and potential future licensors or collaboration partners’ ability to obtain, maintain and enforce patent and other intellectual property protections in the United States, Europe and other countries worldwide with respect to our current and future proprietary technologies and drug or biologic candidates. If we or our past, current or future licensors or collaboration partners do not adequately protect such intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize drug or biologic candidates and delay or render impossible our achievement of profitability.

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

•	we or our past, current or future licensors or collaboration partners may not have been the first to make the inventions disclosed in or covered by pending patent applications or issued patents;
•

we or our past, current or future licensors or collaboration partners may not have been the first to file patent applications, including covering our ETB technology, drug or biologic candidates, compositions or their uses;

•	others may independently develop identical, similar or alternative methods, products, drug or biologic candidates or compositions and uses thereof;
•	we or our past, current or future licensors or collaboration partners’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•	any or all of our or our current or future licensors or collaboration partners’ pending patent applications may not result in issued patents;
•	we or our current or future licensors or collaboration partners may not seek or obtain patent protection in jurisdictions or countries that may provide us with a significant business opportunity;
•	we or our current or future licensors or collaboration partners might seek or obtain patent protection in jurisdictions or countries that might not provide us with a significant business opportunity;
•

any patents issued to us or to our past, current or future licensors or collaboration partners, or to us and to our past, current or future licensors or collaboration partners, may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by one or more third parties;

•	we or our past, current or future licensors’ or collaboration partners’ products, drug or biologic candidates, compositions, methods or uses thereof may not be patentable;
•	we or our past, current or future licensors or collaboration partners might fail to maintain our or their patents, resulting in their abandonment;
•	we or our current or future licensors or collaboration partners might fail to obtain patent term extensions available in the United States or in foreign jurisdictions or countries;
•

others may design around our or our past, current or future licensors’ or collaboration partners’ patent claims to produce competitive technologies, products or uses which fall outside of the scope of our patents or other intellectual property rights;

•

others may identify prior art or other bases which could render unpatentable our or our past, current or future licensors’ or collaboration partners’ patent applications, or invalidate our or our past, current or future licensors or collaboration partners’ patents;

•

our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we or our past, current or future licensors or collaboration partners do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets; or

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, it is also possible that we will fail to identify patentable aspects of further inventions made in the course of our research, development or commercialization activities before they are publicly disclosed, making it in many cases too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new drug or biologic candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of a patent that covers an approved product where the permission for the commercial marketing or use of the product is the first permitted commercial marketing or use, and as long as the remaining term of the patent does not exceed 14 years. However, the applicable authorities, including the FDA in the United States, and any comparable regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we, our past, current or future collaboration partners or licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we, our past, current or future collaboration partners or licensors were the first to file for patent protection of such inventions.

Issued patents covering our ETB technologies, drug or biologic candidates, compositions or uses could be found invalid or unenforceable if challenged in a patent office or court.

Even if our past, current or future collaboration partners’ or licensors’ patents do successfully issue and even if such patents cover our technologies, drug or biologic candidates, compositions or methods of use, third parties may initiate interference, re-examination, post-grant review, IPR or derivation actions in the USPTO; may initiate third party oppositions in the European Patent Office, or EPO; or may initiate similar actions challenging the validity, enforceability, scope or term of such patents in other patent administrative or court proceedings worldwide, which may result in patent claims being narrowed or invalidated. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover competitive technologies, drug or biologic candidates, compositions or methods of use. Further, if we initiate legal proceedings against a third party to enforce a patent covering our technologies, drug or biologic candidates, compositions or uses, the defendant could counterclaim that our relevant patent is invalid or unenforceable. In patent litigation in the United States, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims. Further, in the United States, a third party, including a licensee of one of our past, current or future collaboration partners’ patents, may initiate legal proceedings against us in which the third party challenges the validity, enforceability, or scope of our patent(s).

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

Competitors may infringe our patents or the patents of any of our past, current or future licensors. If we or one of our past, current or future collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering one of our drug or biologic candidates, the defendant could counterclaim that the patent covering our drug or biologic candidate is invalid and/or unenforceable. In addition, a third party might initiate legal proceedings against us alleging that our patent covering one or more of our drug or biologic candidates is invalid and/or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness, adequate written description, clarity or enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly, for example, such that they do not cover our drug or biologic candidates or decide that we do not have the right to stop the other party from using the claimed invention at issue on the grounds that our or our past, current or future collaboration partners’ patent claims do not cover the claimed invention. Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. An adverse outcome in a litigation or proceeding involving one or more of our patents could limit our ability to assert those patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO or to foreign patent agencies in several stages over the lifetime of the patent, and periodic annuities are due to be paid for foreign patent applications in some foreign patent offices. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other requirements during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our current or future licensors or collaboration partners fail to maintain the patents and patent applications covering our drug or biologic candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Our actual or perceived failures to comply with applicable data protection laws and regulations, and the increasing use of social media, could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. See the risk disclosures above under “We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our potential future customer base, and thereby decrease our revenue.” Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. Complying with the enhanced obligations imposed by applicable international and U.S. privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and non-compliance could result in regulatory penalties and significant legal liability.

Additionally, despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our drug or biologic candidates or business may cause us to be found in violation of applicable requirements, including but not limited to FDA prohibitions on the promotion of unapproved medical products. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our internal policies or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, future customers and others. Our potential patient population may also be active on social media and use these platforms to comment on the perceived effectiveness of, or adverse experiences with, our drug or biologic candidates. Negative posts or comments about us or our drug or biologic candidates on social media could seriously damage our reputation, brand image and goodwill.

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

We currently have a cGMP manufacturing facility and we have developed the capability to manufacture drug or biologic candidates for use in the conduct of our clinical trials. We may not be able to manufacture drug or biologic candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug or biologic candidates. We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply. We plan to rely at least in part on third-party contract manufacturers, and their responsibilities often include purchasing from third-party suppliers the materials necessary to produce our drug or biologic candidates for our clinical trials and to support future regulatory approval. We expect there to be a limited number of suppliers for some of the raw materials that we expect to use to manufacture our drug or biologic candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our drug or biologic candidates for our clinical trials, and, if approved, ultimately for commercial sale.

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

•

drug or biologic manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards, and we do not have direct control over third-party manufacturers’ compliance with these regulations and standards;

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

In the normal course of business, we have and expect to continue periodically to enter into academic, commercial, service, collaboration, licensing, supply, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to our drug or biologic candidates, processes or services made, used, or performed pursuant to the agreements, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration agreement, we indemnify our collaboration partner from third-party liability claims that could result from the exploitation of our ETB technology by us or any of our affiliates, licensees, agents, contractors, or consultants, a material breach of the collaboration agreement by us or any of our affiliates, licensees, agents, contractors or consultants or any gross negligence or willful misconduct by us or any of our affiliates, licensees, agents, contractors or consultants. With respect to consultants, we often indemnify them from claims arising from the good faith performance of their services.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved drugs. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare and Medicaid Services, or CMS, an agency within the United States Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel drug or biologic candidates such as ours and what reimbursement codes our drug or biologic candidates may receive if approved. Moreover, as noted above under “Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations” Congress recently enacted and President Biden signed into law new authorities for CMS to negotiate drug prices annually for certain prescription drugs and biological products, subject to statutory criteria and a future selection process that will be developed by CMS. It is unclear how these forthcoming changes in the way that CMS does business with certain members of the biopharmaceutical industry may impact coverage or reimbursement decisions across the industry as a whole.

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

Our shares of common stock could be delisted from the Nasdaq Global Select Market which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is listed on The Nasdaq Global Select Market (“Nasdaq GS”), which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq GS pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. On August 31, 2022 we received a deficiency letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the preceding 30 consecutive trading days, the closing bid price of our common stock was below the Bid Price Requirement.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have an initial period of 180 calendar days, or until February 27, 2023, (the “Compliance Date”) to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days as required under the Compliance Period Rule (unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)).

If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our Common Stock to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Requirement. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Staff of our intention to cure the deficiency during the additional compliance period.

If the Staff concludes that we will not be able to cure the deficiency, or if we do not regain compliance with the Bid Price Requirement within such additional 180 calendar day compliance period, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Panel, such appeal would be successful.

Additionally, delisting from the Nasdaq GS could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Delisting could also have a materially adverse effect on our ability to raise additional funds. If our common stock is delisted by the Nasdaq GS, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq GS, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2022, a total of 56,351,647 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

We have broad discretion over the use of our cash reserves, including the proceeds from our previous financings, including from our public offerings in November 2019 and February 2021 or any of the proceeds from any future sale of shares of common stock under the Sales Agreement. Our stockholders may not agree with our decisions, and our use of these funds may not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could compromise our ability to pursue our growth strategy, result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our drug or biologic candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for us. The failure by our management to apply these funds effectively could have an adverse effect on our financial condition, results of operations or the trading price of our common stock.

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

As of September 30, 2022, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 58% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. As calculated as of June 30, 2022, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

At September 30, 2022, we had 224 full-time employees, 1 part-time employees and no temporary employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional drug or biologic candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected or budgeted, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our currently anticipated business strategy. Our future financial performance and our ability to commercialize drug or biologic candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth. Failure to manage this growth could disrupt our business operations and negatively impact our ability to achieve success.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy. Despite the implementation of security measures, including the implementation of a Company cybersecurity program, which includes network penetration testing, detecting and addressing threats and cybersecurity training for employees, our IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, cyber-attacks, computer viruses, ransomware attacks, phishing schemes, breaches, unauthorized access, interruptions due to employee error or malfeasance or other disruptions, or damage from natural disasters, terrorism, war and telecommunication and electrical failures, or other attempts to harm or access our systems. Moreover, despite network security and back-up measures, some of our servers and those of our business partners are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of Confidential Information. Breaches resulting in the compromise, disruption, degradation, manipulation, loss, theft, destruction, or unauthorized disclosure or use of Confidential Information, or the unauthorized access to, disruption of, or interference with any future products and services, can occur in a variety of ways, including but not limited to, negligent or wrongful conduct by employees or others with permitted access to our IT systems and information, or wrongful conduct by hackers, competitors, or certain governments. Our third-party vendors and business partners face similar risks.

Cyber-attacks come in many forms, including the deployment of harmful malware or ransomware, exploitation of vulnerabilities, phishing and other use of social engineering, and other means to compromise the confidentiality, integrity, and availability of our IT systems and Confidential Information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world. As a result, we, even with appropriate monitoring controls, may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect or intercept any such disruption or security breach, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients, to the extent we have such information, or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, the loss of data from clinical trials for our drug or biologic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

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

Exhibit Number	Description

10.1*	Fourth Amendment to the Lease Agreement, dated October 18, 2022, by and between NW Austin Officer Partners LLC and Molecular Templates, Inc.
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Molecular Templates, Inc.

Date: November 10, 2022	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: November 10, 2022	/s/ Sean McLennan
Sean McLennan
Interim Chief Financial Officer