Form 10-K
period 2022-12-31
Molecular Templates, Inc.
filed 2023-03-30
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing price of $0.91 of the common stock on The Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29,380,632. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant excludes shares of Common Stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 27, 2023 there were 56,351,647 shares of the registrant’s common stock outstanding.

Auditor Name: Ernst & Young LLP	Auditor Firm ID: 42	Auditor Location: Austin, Texas

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2022 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

Molecular Templates, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•

the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-8421, MT-0169 and other engineered toxin body (“ETB”) biologic candidates;

•

our utilization of a de-immunized ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”); via de-immunization of the Shiga-like Toxin A subunit (“SLTA”) as well as chemistry, manufacturing, and controls (“CMC”) improvements;

•	the timing and our ability to advance the development of our drug or biologic candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
•	our ability to obtain the benefits we anticipate from partnering, collaboration, or supply agreements that we may enter into;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates;
•	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
•	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;
•	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient (“API”) and drug or biologic product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our anticipated use of proceeds from any financing activities;
•	the expected cost savings from our strategic restructuring;

•

the extent to which global economic and political developments, including the impact of the COVID-19 pandemic and inflation, will affect our business operations, clinical trials, or financial condition;

•	the impact of laws and regulations;
•	our projected financial performance and compliance with existing debt covenants; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors”.

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

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to “Molecular,” the “Company,” “we,” “our,” “us” or similar terms refer to Molecular Templates, Inc., and our wholly owned subsidiary.

ITEM 1.BUSINESS

Molecular Templates, Inc. is a clinical-stage biopharmaceutical company focused on the discovery and development of differentiated, targeted, biologic therapeutics for cancer. Molecular utilizes its proprietary biologic drug platform to design and generate ETBs, which Molecular believes provide a differentiated mechanism of action that may be beneficial in patients resistant to currently available cancer therapeutics. ETBs use a genetically engineered version of the Shiga-like Toxin A subunit (“SLTA”), a ribosome inactivating bacterial protein. In its wild-type form, SLT is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit (“SLTB”) to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In Molecular’s scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

ETBs combine the specificity of an antibody with SLTA’s potent mechanism of cell destruction. Based on the disease setting, Molecular has created ETBs that have a reduced propensity for triggering innate immunogenicity and attendant toxicities like capillary leak syndrome (“CLS”). Of the over 100 patients treated across Molecular’s three clinical programs utilizing Molecular’s de-immunized scaffold to date, there has been no instance of CLS or other manifestations of innate immunity observed. The vast majority of toxicities appear to be target mediated with only an occasional infusion related reaction that may be related to the underlying scaffold.

ETBs have relatively predictable pharmacokinetic (“PK”) profiles and can be rapidly screened for desired activity in robust cell-based and animal-model assays. Because SLTA can induce internalization against non- and poorly-internalizing receptors, the universe of targets for ETBs should be substantially larger than that seen with antibody-drug conjugates (“ADCs”), which are not likely to be effective if the target does not readily internalize the ADC payload.

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

Molecular has developed ETBs to various targets, including PD-L1, CD38, and CTLA-4. PD-L1 and CTLA-4 are key immune checkpoint pathways and are validated targets expressed in a variety of solid tumor cancers and immune cells. The differentiated mechanism of action of Molecular’s ETBs allows for a novel approach to mediating anti-tumor T-cell activity against immuno-oncology targets by: (i) dismantling the tumor micro-environment (“TME”), through the depletion of immunosuppressive immune cells and (ii) delivering high avidity major histocompatibility complex-I (“MHC-I”) antigens to the tumor to directly alter the tumor’s immunophenotype. The altering of the tumor’s immunophenotype is unique and leverages the intrinsic intracellular routing properties of ETBs through a mechanism Molecular calls Antigen Seeding.

MT-6402 (ETB targeting PD-L1) and MT-0169 (ETB targeting CD38) are in ongoing Phase I studies. Molecular expects to initiate a Phase I study of MT-8421 (ETB targeting CTLA-4) by mid-year 2023. Molecular expects to provide periodic updates on these studies throughout 2023.

Molecular also developed the proprietary process for manufacturing ETBs under Current Good Manufacturing Practice (“cGMP”) regulatory standards and continues to make improvements to its manufacturing processes. Molecular has conducted multiple cGMP manufacturing runs with its compounds and believes this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

On March 29, 2023, Molecular’s Board of Directors approved a strategic reprioritization and corresponding reduction in workforce, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to Molecular’s collaboration with Bristol Myers Squibb (the “Restructuring”). The Restructuring would reduce Molecular’s current workforce from approximately 222 full-time employees to approximately 50% of that number.  The Restructuring will result in the cessation of Molecular’s MT-5111 clinical development program, and will focus the majority of Molecular’s pre-clinical efforts around activities related to the Bristol Myers Squibb collaboration.  Molecular estimates that it will incur approximately $0.4 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. Molecular anticipates incurring additional costs related to the Restructuring, however, such costs cannot be reasonably estimated as of the time of the filing of this Annual Report on Form 10-K.

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

Molecular likens the extensive de-immunization work it has conducted on SLTA to the chimerization of monoclonal antibodies. Monoclonal antibody chimerization is a process for reducing immunogenicity when an antibody from one species is introduced into a different species. Chimerization has allowed for the wide-spread use of antibodies as human therapeutics across multiple disease settings. Molecular believes that the de-immunization of SLTA may allow for ETB use across multiple indications in oncology, including solid tumors.

Molecular has seen in both preclinical models and in its Phase I trials to date that the differentiated mechanism of action employed by its ETBs can be effective in treatment-resistant tumor cells. Molecular believes this creates the potential for a rapid characterization of efficacy in carefully designed clinical trials in relapsed and refractory settings, particularly when targeting tumor markers that persist after treatment with multiple lines of therapy and whose targeting has been shown to provide a survival benefit. Molecular also has seen preclinically that its ETBs can have additive or synergistic activity in combination with a number of small molecule agents including chemotherapeutics, immunomodulatory agents and tyrosine kinase inhibitors. Molecular believes that the ability of ETBs to be additive or synergistic to a variety of current treatments may allow for combination therapy in earlier lines of disease.

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
•

Molecular’s ability to create lead ETBs to well-validated targets reduces the risk of target-mediated side effects and increases the likelihood of obtaining meaningful clinical benefit. Molecular has deployed its technology against targets in oncology that are central to disease progression and that are known to persist after a given modality has failed. Molecular believes these targets reduce the risk of clinical failure from either unacceptable target-mediated adverse events or from a failure to impact disease outcome because of loss of the target. For example, Molecular’s compound, MT-6402, targets the PD-L1 protein, found on the surface of tumor and immune cells in the TME.  PD-L1 is a validated target, as evidenced by the development of PD-1 and PD-L1 inhibitors, some of the most useful new therapies that the U.S. Food and Drug Administration (the “FDA”) has approved over the past decade for treatment of patients with cancer.  Destruction of PD-L1 expressing tumors and immune cells is also expected to be a tolerable strategy for patients, with immune-related adverse events anticipated to occur in a manner similar to the approved checkpoint inhibitors. PD-L1 expression is not ubiquitously found in the tumors of cancer patients, but it does not typically reduce over time in those where it is found and it appears to increase in response to other cancer therapies such as cytotoxic chemotherapy or radiation therapy.  Molecular chose targeting of PD-L1 because of its relationship to modifying immune surveillance of tumors, its limited normal tissue expression, the known and manageable toxicity profile associated with checkpoint inhibition, and the persistence of PD-L1 expression even after prior treatment failure.  Molecular used a similar rationale in the selection of Molecular’s current pipeline, which are targets central to disease outcome that persist after a given modality has failed.

•

Molecular’s ETB platform allows Molecular to identify ETBs to target and select patients in the Phase I clinical trials that phenotypically match that ETB program. Molecular can screen libraries of antibody-like binding domains such as single chain variable fragments (“scFvs”) or single domain VHH antibodies expressed in Molecular’s ETB scaffold to a given target. The pharmacokinetic profile of these compounds is similar and relatively predictive in humans based on animal models. Once the lead is selected and Investigational New Drug (“IND”) Application and IND-enabling studies are completed, Molecular can enrich a Phase I clinical trial with only patients expressing the target of the ETB. In these Phase I clinical trials, Molecular can get a faster read on the candidate’s safety as well as efficacy than is possible in many drug development programs.

Molecular’s Strategy

Molecular’s goal is to bring the right ETBs to the right patients to provide long-lasting benefits that ultimately improve patients’ lives. To achieve its goal, Molecular is:

•

Implementing development strategies that capitalize on the differentiated pharmacological features of Molecular’s ETB technology and the validated nature of the targets it has chosen. Molecular believes the target specificity of its ETBs, their ability to self-internalize, their potent and differentiated mechanism of cell kill and their safety profiles will provide opportunities for the clinical development of these agents to address multiple cancer types. For example, Molecular is developing MT-6402 as a single agent therapy for relapsed and refractory solid tumors with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the TME. The targeting of this checkpoint has been demonstrated to confer clinical benefit in a wide variety of settings.  MT-6402’s differentiated mechanism of action, safety, and pharmacological profile targeting PD-L1 may provide an advantage over other modalities.  Given the unique mechanism of direct cell kill via ribosome inactivation and by sensitizing cytotoxic T lymphocytes to these PD-L1 cells by forcing expression of the pp65 CMV antigen, Molecular believes there is the potential for combination drug strategies, particularly with PD-1 inhibitors.  Further, based on the safety data seen to date with ETBs, Molecular believes the different PK profiles of its ETBs may allow them to be more appropriate therapies for certain patient populations, particularly those who are unable to tolerate intensive chemotherapy as primary therapy.  Molecular believes all of these attributes will enable Molecular to pursue development strategies not feasible with other therapeutic approaches.

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

•

Building a fully integrated discovery-to-commercial biopharmaceutical company focused on compounds with unique and differentiated biology. Molecular believes that differentiated mechanisms of action are crucial for improving outcomes in cancer. Molecular has created a robust translational platform that Molecular believes allows it to create a sustainable, novel pipeline of ETBs with differentiated mechanisms of tumor destruction, relatively predictable PK, and scalable and economical manufacturing. If MT-6402, MT-8421, MT-0169, or any future drug candidates Molecular may develop are approved, Molecular will consider commercializing them itself in select markets.

Molecular’s ETB Platform Technology

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

ETBs appear to induce the internalization of non- or poorly-internalizing targets, have a differentiated mechanism of action (enzymatic and irreversible ribosome inactivation), have relatively predictable PK profiles and can be readily manufactured to cGMP standards. From a library of antibody-like targeting domains, Molecular’s research and design platform allows for the comprehensive in vitro selection of a lead ETB to a given target based on affinity and specificity, potency and expression. Lead selection is confirmed through the use of animal models to verify PK, absorption, distribution, metabolism and excretion (“ADME”), and potency. ETBs possess potent direct cell killing effects via a differentiated mechanism of action, can force receptor internalization, and can be used to deliver payloads such as foreign class I antigen to the cytosol.

In all clinical-stage ETBs, Molecular utilizes a highly potent and proprietarily de-immunized SLTA scaffold that elicits significantly reduced innate and adaptive immunogenic responses as demonstrated in preclinical and animal studies. For indications where tumors have been demonstrated to be sensitive to T-cell engagement, Molecular has developed ETBs that deliver foreign class I viral antigens for presentation on the surface of the tumor: Molecular’s Antigen Seeding Technology, a differentiated approach to immune-oncology. Molecular has integrated its Antigen Seeding Technology into the PD-L1 targeting ETB, MT-6402, and continues to build out animal models to further validate and screen additional ETB candidates to support this approach.

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

Immuno-Oncology ETBs

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

MT-6402 is an ETB consisting of a single chain variable fragment (“scFv”), with affinity for PD-L1, fused to the enzymatically active de-immunized Shiga-like toxin-A subunit (“SLTA”) and a class I antigen derived from the human cytomegalovirus (“HCMV”). pp65 protein. MT-6402 was designed to induce potent anti-tumor effects via PD-L1 targeting through multiple mechanisms that may overcome the limitations of approved checkpoint inhibitors. In preclinical studies, MT-6402 specifically binds and kills both tumor and immune PD-L1 expressing cells in a manner consistent with SLTA mediated cellular cytotoxicity through ribosomal inactivation, independent of checkpoint inhibition. Additionally, MT-6402 alters the immunophenotype of targeted cells by delivering foreign class I antigen from CMV for presentation in complex with MHC class I, which may provoke a CMV-specific immune response against the targeted cells. Third, MT-6402 may rehabilitate the TME and allow for immune recognition of tumors by destroying PD-L1-expressing immunosuppressive immune cells in the TME through ribosomal inactivation.

Molecular filed an IND application for MT-6402 in December 2020 and the IND was accepted in January 2021. A Phase 1 study of MT-6402 in relapsed/refractory patients with PD-L1 expressing tumors began in July 2021 at a starting dose of 16 mcg/kg. The Phase 1 study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the TME are eligible for enrollment, irrespective of HLA genotype or CMV status. Following a review of the safety data from cohort 5 (63 mcg/kg), which was well tolerated, patient enrollment in cohort 6 initiated at a dose of 83 mcg/kg.

As of March 2023, patients have been treated across six dose escalation cohorts of 16 mcg/kg, 24 mcg/kg, 32 mcg/kg, 42 mcg/kg, 63 mcg/kg and 83 mcg/kg in the MT-6402 study of patients with relapsed/refractory tumors that express PD-L1.

Molecular continues to observe pharmacodynamic (“PD”) effects including the depletion of PD-L1+ monocytes, MDSCs, PD-L1+ dendritic cells, and regulatory T cells (“Tregs”) as well as T cell activation, with the highest effects observed at the highest dose. MT-6402 dosing appears to affect peripheral vascular endothelial growth factor (“VEGF”) levels particularly in patients with elevated VEGF at study entry. In these patients, VEGF levels appear to inversely correlate with MDSC depletion. These PD effects associated with immune activation were seen across the majority of patients irrespective of HLA genotype or level of tumor or immune cell PD-L1 staining. Additionally, these VEGF elevations occur at earlier timepoints with increasing dose levels.

One patient with high tumor PD-L1 expression who also had Antigen Seeding capability, demonstrated tumor regression. This patient, with non-small cell lung cancer (“NSCLC”), was treated in cohort 1 (16 mcg/kg) and demonstrated resolution of three osseous lesions and a reduction in uptake in the remaining lesion. This patient also experienced grade 2 cytokine release syndrome (“CRS”) consistent with T-cell activation and was dose reduced to 8 mcg/kg. This patient had evaluable-only multiple sites of bone disease that appeared to have resolved on bone scan after 3-4 months on MT-6402 with only one remaining site which showed decreased uptake. To date, treatment-related adverse events (“AEs”) including immune related AEs have been largely restricted to grade 1 or grade 2. Molecular has not observed any cases of clinically significant cardiotoxicity in human subjects who have been dosed with MT-6402.

One patient in cohort 5 (63 mcg/kg) with metastatic squamous cell nasopharynx carcinoma with disease progression after radiation therapy, chemotherapy, and pembrolizumab had a Partial Response (“PR”) (RECIST) with a 63% reduction in the index lesion after cycle 2. The PR was confirmed after cycle 4 with a 66% reduction and the patient remains on treatment in cycle 5. This patient had 2% PD-L1 expression and was not HLA-A*02, suggesting the response is due to T-cell activation through the clearance of PD-L1+ immune cells. The patient showed a >250% increase in CD8/CD4 T-cell ratios.

In November 2021, MT-6402 was granted Fast Track Designation for the treatment of patients with advanced NSCLC expressing PD-L1. For MT-6402, dose escalation in the Phase 1 study continues as planned for 2023, with one expansion for patients with high PD-L1 tumor expression (≥ 50%) and the other expansion for patients with low (1-49%) PD-L1 tumor expression.

MT-8421—ETB Targeting CTLA-4

MT-8421, Molecular’s ETB targeting CTLA-4, along with MT-6402, represent Molecular’s unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells without blocking of ligand-ligand interactions seen with current antibody therapeutics. The ETB approach includes potent destruction of CTLA-4+ Tregs via enzymatic ribosome destruction, a mechanism of cell kill that is independent of TME. MT-8421 preferentially destroys high CTLA-4 expressing Tregs in the TME relative to peripheral Tregs which are lower CTLA-4 expressing. Preclinical data from MT-8421 shared at the Society for Immunotherapy of Cancer (“SITC”) annual meeting in November 2022 showed that in a transgenic mouse model expressing human CTLA-4 and bearing syngeneic subcutaneous tumors, MT-8421 treatment depleted immune suppressive Tregs in the TME but not in the periphery. MT-8421 was well tolerated in a non-human GLP primate toxicology study and achieved serum levels well-above projected IC50 concentrations for Tregs in the TME.

Molecular filed an IND for MT-8421 in February 2023 and the IND was accepted in March 2023. Molecular expects to initiate a first-in-human Phase 1 study by mid-year 2023.

Hematologic Malignancy Targeted ETBs

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

MT-0169 had its IND filed in May 2019 and was accepted in June 2019. The Phase I study for MT-0169 in relapsed/refractory multiple myeloma initiated in the fourth quarter of 2019, with the first patient dosed in February 2020. In December 2019, the FDA granted Orphan Drug Designation to MT-0169 for the treatment of multiple myeloma.

Molecular revised the protocol for the ongoing Phase I study for MT-0169 in patients with relapsed/refractory multiple myeloma or non-Hodgkin’s lymphoma began at the lower dose of MT-0169 at 5 mcg/kg to reduce the risk of AEs observed at the initial dose level of 50 mcg/kg and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. Molecular opened new sites for the Phase I study and enrollment resumed in July 2022. Following a review of the safety data from cohorts 1 (5 mcg/kg) and 2 (10 mcg/kg) in which no cardiac AEs were observed, dose escalation continues in cohort 3 at 15 mcg/kg. One patient with extramedullary IgA myeloma treated at 5 mcg/kg had a marked reduction in IgA serum protein, conversion from immunofixation positive to negative and marked improvement of hemoglobin to normal values without transfusion, demonstrating a Very Good Partial Response (“VGPR”). The patient’s disease was quad-agent refractory including CD38-targeting, proteosome inhibitor, IMiD, and a BCMA bispecific antibody. The patient was assessed at cycle 8 as being in a stringent Complete Response (“CR”) based on the resolution of osseous disease sites by PET scan and continues on study.

We expect to provide periodic updates on MT-6402, MT-8421, and MT-0169 throughout 2023.

ETB Research & Development Partnerships

Bristol Myers Squibb Company

On February 10, 2021, Molecular entered into a Collaboration Agreement (the “BMS Collaboration Agreement”) with Bristol Myers Squibb Company (“Bristol Myers Squibb”), pursuant to which the parties agreed to enter into a strategic research collaboration to leverage Molecular’s ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets.

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

Previous Agreements

In September 2018, Molecular entered into a Development Collaboration and Exclusive License Agreement, as amended (the “Takeda Development and License Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

In April 2021, Molecular received a notice of termination from Takeda for the Takeda Development and License Agreement. Following receipt of the termination notice from Takeda, Molecular notified Takeda of its intent to assume full rights to MT-0169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Takeda Development and License Agreement. The termination of the Takeda Development and License Agreement was effective in August 2021. As of the same date, Molecular assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Takeda Development and License Agreement. Following the transfer of the full MT-0169 rights to Molecular, Molecular may owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. Molecular may also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

In November 2019, Molecular entered into a Master Collaboration Agreement (“Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), in which the parties agreed to enter into a strategic research collaboration to leverage Molecular’s ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology. In October 2021, Molecular received a notice of termination from Vertex for the Vertex Collaboration Agreement. The termination of the Vertex Collaboration Agreement was effective October 29, 2021. There are no ongoing activities or economic obligations in connection with the Vertex Collaboration Agreement.

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

Other Research & Development Collaborations

CPRIT Grant

In September 2018, Molecular entered into a Cancer Research Grant Contract (the “CD38 CPRIT Agreement”) with the Cancer Prevention Research Institute of Texas (“CPRIT”), which was extended in September 2022, in connection with a grant of approximately $15.2 million awarded by CPRIT to Molecular in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CD38 CPRIT Agreement, Molecular may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the CD38 CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CD38 CPRIT Agreement as well as Molecular’s progress towards achievement of specified milestones, among other contractual requirements.

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

The CD38 CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) November 30, 2023 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CD38 CPRIT Agreement) by Molecular, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CD38 CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by Molecular for convenience. CPRIT may approve a no cost extension for the CD38 CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CD38 CPRIT Agreement.

Manufacturing

Molecular has built a cGMP manufacturing facility located in Austin, TX to supply future clinical trial materials for internal and partnered ETB programs. Molecular relies in part on third-party contract manufacturing organizations (“CMOs”) to manufacture and supply Molecular with cGMP drug substance and drug product materials to support Molecular’s clinical trials. The manufacturing processes for MT-6402, MT-8421, and MT-0169, have been developed by Molecular’s biopharmaceutical development and manufacturing staff. Once a process is developed and defined for an ETB, it may be transferred to CMOs to scale-up and optimize for manufacturing that conforms to cGMP standards.

Molecular has established well-defined, cost efficient manufacturing under cGMP regulations, including bioanalytical, quality control and quality assurance, logistics, distribution and supply chain management. After manufacturing, Molecular’s ETB candidates are tested and released by Molecular’s analytical and quality systems staff in conjunction with some select contract research organizations (“CROs”). The quality control organization performs a series of release assays designed to ensure that the product meets all applicable specifications. Molecular’s quality assurance staff also reviews manufacturing and quality control records prior to batch release in an effort to assure conformance with cGMP as mandated by the FDA and foreign regulatory agencies.

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

Intellectual Property Portfolio

Molecular seeks to protect proprietary rights in its platform technologies through a combination of patents and patent applications, trade secrets and know-how. Molecular’s platform technologies include ETBs, in which a Shiga toxin A subunit construct is associated, directly or indirectly, to immunoglobulin-like domains directed to a molecular target, resulting in ETBs for treating cancer, killing cancer cells and selectively delivering payload molecules into target cells. While each ETB targets at least one specific molecular target, many of Molecular’s platform technologies are target agnostic. Molecular’s platform technologies include the Shiga toxin components of ETBs, including improved Shiga toxin A subunit constructs engineered to have reduced innate and adaptive immunogenicity, including by disruption of B-cell epitopes and T-cell epitopes.

Molecular has 13 patent families that cover its proprietary platform technologies, together covering about 290 patents and pending U.S. and foreign applications worldwide, including over 200 granted U.S. and foreign patents and over 80 pending patent applications in the U.S., Europe and in thirteen other jurisdictions outside of the U.S. and Europe (such as, e.g., Australia, Canada, China, Hong Kong, Israel, India, Japan, Mexico, and South Korea).  Patents have been granted from eleven of these patent families, including in Australia, China, Europe, Hong Kong, Israel, Japan, Mexico, South Korea, and the U.S.

Molecular has 10 patent families covering ETBs in its product pipeline, including ETBs which target PD-L1 and CD38.  These 10 patent families include over 95 patents and pending U.S and foreign applications worldwide, including over 45 granted U.S. and foreign patents and over 50 pending patent applications in the U.S., Europe, and in other jurisdictions outside of the U.S. and Europe (such as, e.g., Australia, Canada, China, Hong Kong, Israel, India, Japan, Mexico, and South Korea).  Patents have been granted from five of these patent families, including in Australia, China, Europe, Hong Kong, Israel, Japan, Mexico, South Korea, and the U.S.  In certain circumstances, Molecular’s patents may be eligible for adjustment of patent term due to patent office delay, or extension of patent term to compensate for loss of patent term during drug development and regulatory review. The expected expiration dates referenced above do not include these adjustments or extensions.

As of December 31, 2022, Molecular owned 19 U.S. and foreign patents relating to hypoxia-activated prodrugs. These U.S. and foreign patents are expected to expire from 2025 to 2031 (in each case, if all relevant maintenance fees or annuities are paid, and without accounting for any patent term extension).

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as MT-6402, MT-8421, MT-0169, and any future drug candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations and biologics under the FDCA, the Public Health Service Act (“PHSA”), and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on Molecular.

MT-6402, MT-8421, MT-0169, and any ETB drug candidates must be approved by the FDA through either a New Drug Application (“NDA”), or Biologics License Application (“BLA”) before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive nonclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
•	Submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before human clinical trials may begin;
•	Approval by an independent institutional review board (“IRB”) or ethics committee covering each clinical trial site before a trial may be initiated at that site;
•

Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice requirements (“GCP”) and other clinical trial-related requirements to establish the safety and efficacy of the investigational product for each proposed indication;

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

•	Potential FDA audit of the nonclinical studies and/or clinical trial sites that generated the data in support of the NDA or BLA; and
•

FDA review and approval of the NDA or BLA, including consideration of the views of an FDA advisory committee, if one was involved, prior to any commercial marketing or sale of the drug or biologic in the United States.

The preclinical testing, clinical trials and the approval process requires substantial time, effort and financial resources, and Molecular cannot be certain that any approvals for MT-6402, MT-8421, MT-0169, and any future drug candidates will be granted on a timely basis, or at all. The data required to support an NDA or BLA are generated in two distinct developmental stages: preclinical and clinical. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as potential studies to evaluate the molecule’s toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans and must become effective before human clinical trials may begin.

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

Nonclinical Studies and IND

Nonclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for the investigational product’s therapeutic use. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended both the FDCA and PHSA to specify that nonclinical testing for drugs and biologics, respectively, may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLP regulations. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term nonclinical testing, such as animal tests of effects on reproduction and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions and places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

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

•

Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the investigational drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.

In addition, an IRB on behalf of each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on the ClinicalTrials.gov data registry. Information related to the investigational product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has begun enforcing those requirements against non-compliant clinical trial sponsors.

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

Concurrent with clinical trials, companies may perform additional nonclinical studies and develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biologic. For biologics in particular, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined in order to help reduce the risk of the introduction of adventitious agents. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that MT-6402, MT-8421, MT-0169, and any future drug candidates do not undergo unacceptable deterioration over their respective labeled shelf lives.

NDA/BLA Submission and FDA Review Process

Following completion of the clinical trials, all of the data are analyzed to assess whether the investigational product is safe and effective for its proposed indicated use or uses. The results of nonclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity, potency and efficacy for a biologic. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators or company-sponsored expanded access programs. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA must be accompanied by a significant user fee, and the sponsor of an approved NDA or BLA is also subject to an annual program fee. The FDA typically adjusts these PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business (fewer than 500 employees). Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs and BLAs to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may refuse to file the application and request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt and inform the sponsor by the 74th day after the FDA’s receipt of the submission whether an application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its review of a new molecular-entity (“NME”) NDA or an original BLA and respond to the applicant, and six months from the filing date of an NME NDA or original BLA designated for priority review. For non-NME NDAs, the review goals are ten months from the date of receipt for a standard application and six months from the date of receipt for a priority submission. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification. After the submission is accepted for filing, the FDA begins an in-depth substantive review. As noted above, the FDA has agreed to specified performance goals in the review process of NDAs and BLAs. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other independent scientific experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making final agency decisions on marketing approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require development of a risk evaluation and mitigation strategy (“REMS”) plan, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biologic. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve an NDA or BLA without a REMS, if one is required.

The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA and may require substantial additional testing or information in order for the FDA to reconsider the application. The Complete Response Letter may require additional clinical or other data, additional pivotal Phase III clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may choose either to resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or to withdraw the application. If and when all deficiencies have been addressed to the FDA’s satisfaction in a resubmitted NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued Complete Response Letter in either two or six months, depending on the type of information included. Even if such data and information are submitted, however, the FDA may ultimately decide that the NDA or BLA does not satisfy the regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data. If a product receives regulatory approval from the FDA, the approval is limited to the conditions of use (e.g., patient population, indication) described in the application. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase IV clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Recent court cases have challenged the FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations. If a drug or biological product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

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

Accelerated Approval Pathway

Products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on the FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, allows the FDA to withdraw approval of the drug or biologic. Congress also recently amended the law to give the FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. All promotional materials for products approved for marketing under the accelerated approval program are subject to prior review by the FDA.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”) amendments to the FDCA, an NDA or BLA or supplement to an NDA or BLA must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Any sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration is required to submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

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

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties;
•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; and/or
•	mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Companion Diagnostics and Complementary Diagnostics

Molecular believes that the success of Molecular’s therapeutic product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA. The level of risk associated with a new diagnostic test combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval (“PMA”) from the FDA or if it can be cleared by the agency through the 510(k) premarket notification process based on a showing of substantial equivalence to a commercially available device. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and PMA-approved or 510(k)-cleared contemporaneously with the FDA’s approval of the therapeutic product. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product, and vice versa.

U.S. Patent-term Extension

Depending upon the timing, duration and specifics of FDA approval of MT-6402, MT-8421, MT-0169 and any future drug candidates, some of Molecular’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments to the FDCA. The Hatch-Waxman Amendments permit extension of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term extension period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office (“USPTO”) in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, Molecular may apply for extension of patent term for Molecular’s currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing Exclusivity for Small-Molecule Drug Products

In 1984, with passage of the Hatch-Waxman Amendments, Congress enacted Section 505(b)(2) of the FDCA and also authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”). Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

To the extent that a Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, such an applicant also is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Section 505(b)(2) permits the filing of a new drug application, or NDA, where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Recently, Congress directed the FDA to perform therapeutic equivalence evaluations for certain 505(b)(2) drugs no later than six months after approval when the applicant requests such an evaluation.

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

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the ANDA applicant is not seeking approval).

If the ANDA or a 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA or 505(b)(2) NDA in question has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or a 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent or a decision in the infringement case that is favorable to the follow-on applicant.

In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or a 505(b)(2) NDA until any applicable period of non-patent exclusivity for the reference product has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a drug containing a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Reference Product Exclusivity for Biological Products

In March 2010, the Patient Protection and Affordable Care Act (“ACA”) was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. This amendment to the PHSA, in part, attempts to minimize duplicative testing.

Since that time, the FDA has approved approximately 40 biosimilars, including the first interchangeable biosimilars in 2021. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars. It has also created a public database that contains information on all FDA-licensed biological products, including biosimilars, called the Purple Book.

Biosimilarity requires that the follow-on biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the follow-on product and the reference product in terms of safety, purity and potency. The biosimilar applicant must demonstrate that its product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) toxicity assessments; and (3) one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed. As part of the Consolidated Appropriations Act for 2023, Congress amended the PHSA in order to permit multiple interchangeable products approved on the same day to receive and benefit from this one-year exclusivity period. If pediatric studies are performed and accepted by the FDA as responsive to a Written Request, as described further below, the 12-year exclusivity period will be extended for an additional six months. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. As a result, the ultimate impact, implementation and meaning of the BPCIA continue to be subject to uncertainty.

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

Other U.S. Health Care Laws and Regulations

Manufacturing, sales, promotion and other activities following product approval may also be subject to regulation by other regulatory authorities in the United States in addition to the FDA. Depending on the nature of the product, those authorities may include the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services (“HHS”), the Department of Justice, the Drug Enforcement Administration, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency and state and local governments.

For example, in the United States, sales and marketing for prescription biopharmaceutical products must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and two of the five criminal healthcare fraud statutes created by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). A person or entity no longer needs to have actual knowledge of these two provisions in the statute or specific intent to violate them; specifically with respect to the prohibition on executing or attempting to execute a scheme or artifice to defraud or to fraudulently obtain money or property of any health care benefit program and the prohibition on disposing of assets to enable a person to become eligible for Medicaid.

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

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States transposed and applied the provisions of the Directive differently. This led to significant variations in the member state regimes. Under the previous regime, before a clinical trial could be initiated, a clinical trial application must have been approved in each of the EU countries where the trial was to be conducted by two distinct bodies: the National Competent Authority (“NCA”) and one or more Ethics Committees (“ECs”). All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial would have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation has since been reformed with the aims of harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Specifically, in April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and came into application on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, repealing the previous Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials are governed by the Clinical Trials Regulation depends on when the Clinical Trials Regulation became applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. In addition, use of the new EU-wide application procedure being implemented via the Clinical Trial Information System (“CTIS”) became mandatory for new clinical trial application submissions as of February 1, 2023.

European Union Drug Review and Approval

In the European Economic Area (“EEA”) which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations.

•

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

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

In connection with Brexit, the United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which was provisionally applicable as of January 1, 2021 and was ratified by the European Parliament on May 1, 2021. This agreement is intended to govern the legal relationship between the European Union and the United Kingdom post-Brexit. Any disputes or breakdowns in implementation of the Trade and Cooperation Agreement or other Brexit-related arrangements negotiated by the United Kingdom and the European Union could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities as well as potential higher costs of conducting business in Europe.

In line with the Trade and Cooperation Agreement, the United Kingdom has established its own regulatory framework for product candidates, which is not identical to the European Union regulatory framework. Industry experience with navigating the two regulatory frameworks is limited at this point in time. Further regulatory divergences could arise. Any failure of the European Union and the United Kingdom to implement and maintain the Trade and Cooperation Agreement could result in the United Kingdom or the European Union significantly altering regulations affecting the clearance or approval of our product candidates that are developed in the United Kingdom or the European Union. Any delay in obtaining, or inability to obtain, any marketing approvals in the United Kingdom as a result of Brexit or failures in the implementation of the Trade and Cooperation Agreement or otherwise, could prevent us from commercializing our product candidates in the United Kingdom and reduce our ability to generate revenue and achieve and sustain profitability. Molecular is currently evaluating the potential impacts on Molecular’s business of the Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) regarding the requirements for licensing and marketing drug and biologics in the United Kingdom.

Further, such outcomes could make it more difficult and expensive for Molecular to do business in Europe, complicate our clinical, manufacturing and regulatory strategies and impair our ability to obtain and maintain regulatory approval for, and, if approved, commercialize, our products and product candidates in Europe. While Molecular has undertaken a number of Brexit-related contingency planning initiatives, the full potential financial, legal, regulatory and other implications of Brexit are uncertain and Molecular cannot make any assurances regarding the extent to which Molecular’s business may be adversely affected thereby.

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

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program and expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which Molecular receive marketing approval. However, any negotiated prices for Molecular’s products covered by a Part D prescription drug plan likely will be lower than the prices Molecular might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. HHS has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under its existing authority. For example, in August 2022 President Biden signed into law the Inflation Reduction Act (“IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the U.S. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities but their impact on the biopharmaceutical industry in the United States remains uncertain. In addition to the IRA’s drug price negotiation provisions, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. As of mid-January 2023 the report had not been released but it is expected to further inform the current Administration’s priorities and activities in this area.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us.

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

In addition, in most foreign countries, the proposed pricing for a medicinal product must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a new drug candidate to currently available therapies (so called health technology assessment (“HTA”)) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Molecular’s future commercial products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Health Care Reform in the U.S. and Potential Changes to Health Care Laws

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example, as part of the Consolidated Appropriations Act for 2023, Congress provided the FDA additional authorities related to the accelerated approval pathway for human drugs and biologics. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The amendments also give the FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. If Molecular is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Molecular is not able to maintain regulatory compliance, Molecular may lose any marketing approval that Molecular otherwise may have obtained and Molecular may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the US Centers for Medicare and Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. The uncertainty related to the ACA and the regulatory and executive actions pertaining to drug costs and drug pricing matters is described above under “Coverage, Pricing, and Reimbursement”. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to HHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

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

U.S. Foreign Corrupt Practices Act

In general, the Foreign Corrupt Practices Act of 1977, as amended, (the “FCPA”) prohibits offering to pay, paying, promising to pay, or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business for or with, or in order to direct business to, any person. The prohibitions apply not only to payments made to “any foreign official,” but also those made to “any foreign political party or official thereof,” to “any candidate for foreign political office” or to any person, while knowing that all or a portion of the payment will be offered, given, or promised to anyone in any of the foregoing categories. “Foreign officials” under the FCPA include officers or employees of a department, agency, or instrumentality of a foreign government. The term “instrumentality” is broad and can include state-owned or state-controlled entities.

Importantly, United States authorities that enforce the FCPA, including the Department of Justice, deem most health care professionals and other employees of foreign hospitals, clinics, research facilities and medical schools in countries with public health care or public education systems to be “foreign officials” under the FCPA. When Molecular interacts with foreign health care professionals and researchers in testing and marketing our products abroad, Molecular must have policies and procedures in place sufficient to prevent us and agents acting on our behalf from providing any bribe, gift or gratuity, including excessive or lavish meals, travel or entertainment in connection with marketing our products and services or securing required permits and approvals such as those needed to initiate clinical trials in foreign jurisdictions. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the maintenance of books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and the development and maintenance of an adequate system of internal accounting controls for international operations. The Securities and Exchange Commission (the “SEC”) is involved with the books and records provisions of the FCPA.

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

•	The approved antibody-based products targeting CD38 are daratumumab (Janssen/Genmab) and isatuximab (Sanofi).
•	Antibody-based products, including bi-specific antibodies, targeting CD38 in development include XmAb13551 (Amgen/Xencor), TJ202 (I-Mab), ISB1342 (Ichnos), TAK573 and TAK079 (both Takeda).
•	Approved antibody-based products targeting PD-L1 include atezolizumab (Genentech/Roche), durvalumab (AstraZeneca), avelumab (Merck KGaA/Pfizer) and cemiplimab (Regeneron).
•	Antibody-based products targeting PD-L1 in development include LY3300054 (Lilly).
•	Approved antibody-based products targeting CTLA-4 include ipilimumab (BMS) and tremelimumab (AstraZeneca).
•	Antibody-based products targeting CTLA-4 in development include quavonlimab (Merck) and zalifrelimab (Agenus).

Employees and Human Capital

In March 2023, pursuant to the Restructuring, we reduced the Company’s workforce from approximately 222 full-time employees to approximately 50% of that number. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our relations with our employees are good.

We are committed to developing therapies that can potentially benefit patients who are resistant to conventional cancer therapies. To that end, we recognize that our industry is specialized and dynamic, and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition for highly skilled talent, particularly in the Austin, Texas and New York, New York areas, and we offer a robust set of benefits covering employees’ physical, emotional and financial health, a strong company culture and initiatives aligned with our mission, vision, and values. We offer competitive compensation for our employees and strongly embrace pay for performance. We also strive to provide a collegial atmosphere where teamwork and collaboration are emphasized and valued. Our employee led group, One MTEM, greatly contributes to the open, collaborative and team-driven culture with its dedication to community outreach, professional development and cross functional collaboration and understanding. This group sponsors a variety of community fundraisers and company events in furtherance of its mission of empowering and engaging employees. We also have dedicated full-time employees who oversee all aspects of our human capital management process including team members whose objective is to locate and attract qualified experienced professionals.

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

Corporate Information

On August 1, 2017, we completed a business combination with Molecular Templates OpCo, Inc., or what was then known as “Molecular Templates, Inc.” (“Private Molecular”; formerly D5 Pharma Inc., a Delaware corporation incorporated on February 19, 2009), by and among us (formerly known as Threshold Pharmaceuticals, Inc. (Nasdaq: THLD) (“Threshold”)), Trojan Merger Sub, Inc., a wholly-owned subsidiary of Threshold (“Merger Sub”), and Private Molecular, pursuant to which Merger Sub merged with and into Private Molecular, with Private Molecular surviving as our wholly owned subsidiary, now “Molecular Templates OpCo,  Inc.” (the “Merger”). Upon the consummation of the Merger, we changed our name to “Molecular Templates, Inc.”

Molecular and Molecular Templates OpCo, Inc. each have a principal executive office at 9301 Amberglen Boulevard, Suite 100, Austin, Texas 78729 and telephone number (512) 869-1555.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.mtem.com or by contacting the Investor Relations Department via email at Grace.Kim@mtem.com. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage biopharmaceutical company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

•

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including our continued compliance with, and ability to avoid triggering an event of default related to, our solvency or the financial covenant in our debt facility beyond the fourth quarter of 2023. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

•	We may be unsuccessful in raising the capital necessary to address our going concern issues, or if we are successful, it may be on terms that are highly dilutive to existing stockholders.

•

If we fail to execute successfully on our recently announced strategic reprioritization and restructuring, our business prospects and our financial condition may be adversely affected. Further, the restructuring could result in disruptions to our business during transitional periods and thereafter.

•

A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.

•	We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

•	We have never generated any revenue from product sales and may never become profitable.

•	Manufacturing difficulties, disruptions or delays could limit supply of our drug or biologic candidates and adversely affect our clinical trials.

•

Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain or any of our drug or biologic candidates.

•	The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as engineered toxin bodies (“ETBs”) is unproven and may never lead to marketable products.

•	We are heavily dependent on the success of our drug or biologic candidates, the most advanced of which is in the early stages of clinical development.

•

Our drug or biologic candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

•

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

•	We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.

•	Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.

•

Even if we obtain regulatory approval for a product, we will remain subject to ongoing regulatory requirements. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.

•	Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.

•

Our ability to compete effectively may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future drug or biologic candidates and related processes for our developmental pipeline.

•

We rely on third parties to conduct our clinical trials, manufacture our drug or biologic candidates and perform other services and if such third parties do not successfully carry out their contractual duties, meet expected timelines, or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our drug or biologic candidates when expected or at all, and our business could be substantially harmed.

•

We have entered into the BMS Collaboration Agreement with Bristol Myers Squibb and, pursuant to the terms of that agreement, could become dependent on Bristol Myers Squibb for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products directed to multiple targets.

•	We face substantial competition, and our competitors may discover, develop or commercialize drugs faster or more successfully than we do.

•	We may not be successful in any efforts to identify, license, discover, develop or commercialize additional drug or biologic candidates.

•

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

Risks Related to Our Financial Condition and Capital Requirements

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including our continued compliance with, and ability to avoid triggering an event of default related to, our solvency or the financial covenant under our debt facility beyond the fourth quarter of 2023. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Annual Report on Form 10-K. See Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. This substantial doubt relates to our future compliance with the financial covenant in our Loan and Security Agreement with K2 HealthVentures LLC (the “K2 Loan and Security Agreement”) which requires us to certify monthly that we have cash, cash equivalents and marketable securities of at least five times our cash monthly burn as defined in the agreement (the “Financial Covenant”), as well as our ability to avoid triggering an event of default related to our solvency (an “Insolvency Event of Default”) under the K2 Loan and Security Agreement. Currently, based on anticipated cost-savings from the Restructuring, we anticipate continued compliance with the Financial Covenant and continued ability to avoid triggering an Insolvency Event of Default into the fourth quarter of 2023. However, we will require additional funding in order to meet our covenant requirements and ongoing operations.

If we cannot raise additional capital by then to maintain ourselves in compliance or negotiate an amendment to the Financial Covenant or the Insolvency Events of Default, then we will be in default of the K2 Loan and Security Agreement and the repayment of our indebtedness may be accelerated in full by K2 HealthVentures LLC.  At December 31, 2022, we had cash, cash equivalents, and marketable securities of $61.0 million, including borrowings of $35.0 million under the K2 Loan and Security Agreement whose scheduled maturity date for repayment is June 1, 2024, but a default of the Financial Covenant or an Insolvency Event of Default may trigger accelerated repayment.

There can no assurances that we will be able to raise sufficient capital to fund ongoing operations and maintain the Financial Covenant and avoid triggering an Insolvency Event of Default beyond the fourth quarter of 2023 and/or be successful at negotiating an amendment to the K2 Loan and Security Agreement.  If we are unable to obtain additional capital and continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our lack of cash resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

We may be unsuccessful in raising the capital necessary to address our going concern issues, or if we are successful, it may be on terms that are highly dilutive to existing stockholders.

Historically, we funded our operations by raising capital from external sources, especially through the sale of common stock and our borrowings under the K2 Loan and Security Agreement.  However, we are currently facing significant challenges to our ability to raise capital through the sale of common stock, including the following factors:

•	in general, it is difficult for development stage companies to raise capital under current market conditions, especially those with early stage programs like ours;

•	the perception that we may be unable to continue as a going concern may impede our ability to attract further equity investment;

•

our common stock has been trading below $1.00 per share since July 2022 (on March 24, 2023, the closing price was $0.337 per share) and we are currently engaged in a Nasdaq hearing process regarding the potential delisting of our common stock.  The potential delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities; and

•

we are currently subject to the “baby shelf” limitations on our potential use of our shelf registration statement, which limits such use to an offering size of no more than $5.7 million.  However, this limitation would not affect our ability to raise capital in ways other than our shelf registration statement, such as private placements and PIPEs, if investor demand exists for such offerings by us.

Given these factors, there can be no assurances we will be successful at raising sufficient capital to address our going concern issues.  However, if we are successful, it may be on terms that are very highly dilutive to existing stockholders.

If we fail to execute successfully on our recently announced strategic reprioritization and restructuring, our business prospects and our financial condition may be adversely affected. Further, the Restructuring could result in disruptions to our business during transitional periods and thereafter.

There can be no assurances that we will be successful at executing on this strategic reprioritization or that the Restructuring will achieve the cost savings, operating efficiencies or other benefits that we may initially expect, which underlie our current cash runway expectations and our projection that we will remain in compliance with the Financial Covenant and avoid triggering an Insolvency Event of Default under the K2 Loan and Security Agreement into the fourth quarter of 2023.  The restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, the Restructuring may result in unexpected expenses or liabilities and/or write-offs. If the Restructuring fails to achieve some or all of the expected cost-savings and benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.

If our common stock is ultimately delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

Unless our common stock is listed on a national securities exchange, such as the Nasdaq Capital Market, our common stock may also be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations.  The following is a list of the general restrictions on the sale of penny stocks:

•

Before the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition, investment experience, and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.

•	A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”

•

The Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that before effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions, and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

•	A dealer that sells penny stock must send to the purchaser, within 10 days after the end of each calendar month, a written account statement including prescribed information relating to the security.

These requirements can severely limit the liquidity of securities in the secondary market because fewer brokers or dealers are likely to be willing to undertake these compliance activities. If our common stock is not listed on a national securities exchange, the rules and restrictions regarding penny stock transactions may limit an investor’s ability to sell to a third party and our trading activity in the secondary market may be reduced.

We may seek to effect a reverse stock split, subject to obtaining stockholder approval, in order to address the $1.00 minimum bid price requirement under Nasdaq rules. In the event a reverse stock split is implemented, we cannot predict the effect that such reverse stock split would have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if such reverse stock split were to have a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following such reverse stock split.

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, including net losses attributable to common shareholders of $92.7 million for the year ended December 31, 2022. At December 31, 2022, we had an accumulated deficit of $444.8 million.

We have devoted substantially all of our financial resources to identify, acquire, and develop our drug or biologic candidates, including conducting clinical trials and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities, debt financing and collaborations. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) could have a material adverse effect on our stock price.

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

We have no products approved for commercialization and have never generated any revenue. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our drug or biologic candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

•	completing research and development of one or more of our drug or biologic candidates;
•	obtaining regulatory and marketing approvals for one or more of our drug or biologic candidates;
•	manufacturing one or more drug or biologic candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible;
•	marketing, launching and commercializing one or more drug or biologic candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	gaining market acceptance of one or more of our drug or biologic candidates as treatment options;
•	meeting our supply needs in sufficient quantities to meet market demand for our drug or biologic candidates, if approved;
•	addressing any competing products;
•	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•	obtaining reimbursement or pricing for one or more of our drug or biologic candidates that supports profitability; and
•	retaining qualified personnel.

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

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold a portion of cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

Changes in interpretation or application of U.S. generally accepted accounting principles (“U.S. GAAP”) may adversely affect our operating results.

We prepare our consolidated financial statements to conform to U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) American Institute of Certified Public Accountants, the SEC and various other regulatory and accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

Risks Related to the Development of Our Drug or Biologic Candidates

Manufacturing difficulties, disruptions or delays could limit supply of our drug or biologic candidates and adversely affect our clinical trials.

We currently have a current good manufacturing practices (“cGMP”) manufacturing facility and we have developed the capability to manufacture drug or biologic candidates for use in the conduct of our clinical trials. We may not be able to manufacture drug or biologic candidates or there may be substantial technical or logistical challenges to supporting manufacturing demand for drug or biologic candidates. We may also fail to comply with cGMP requirements and standards which would require us to not utilize the manufacturing facility to make clinical trial supply.

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
•

events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, inflation, natural disasters, acts of war, terrorism, or disease outbreaks, such as the conflict in Ukraine and the COVID-19 pandemic;

•	labor disputes or shortages, including the effects of health emergencies, epidemics, pandemics, such as the COVID-19 pandemic, or natural disasters;
•	failure to ensure compliance with regulatory requirements;

•	changes in forecasts of future demand;
•	timing and actual number of production runs and production success rates and yields;
•	contractual disputes with our suppliers and contract manufacturers;
•	timing and outcome of product quality testing;
•	power failures and/or other utility failures;
•

disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel that could result in temporary closures of our facilities or the facilities of our collaborators or suppliers;

•	breakdown, failure, substandard performance or improper installation or operation of equipment;
•

following New Drug Application (“NDA”) or Biologics License Application (“BLA”) approval, a change in the manufacturing site would require additional approval from the FDA, which could require new testing and compliance inspections, and we carry the risk of non-compliance with such inspections;

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

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•

potential delays in patient enrollment for our clinical trials due to public health emergencies or pandemics, natural disasters, staffing shortages, or other events, which may affect our ability to initiate and/or complete preclinical studies, conduct ongoing clinical trials, and delay initiation of planned and future clinical trials;

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

•	delays or failure in obtaining required an institutional review board (“IRB”) approval at each clinical trial site;
•	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
•	delays in recruiting or failure to recruit sufficient eligible volunteers or subjects in our clinical trials;
•	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
•	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
•	subjects withdrawing from our clinical trials;
•	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold;
•	occurrence of adverse events associated with our drug or biologic candidates;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical trials of our drug or biologic candidates;
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

Additionally, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval for our drug or biologic candidates which would materially harm our business. The FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. For example, the FDA published guidance in January 2023 on “Project Optimus,” an initiative to reform dose selection in oncology drug development with the goal of optimizing the design of early dose-finding trials. If the FDA does not believe we have sufficiently demonstrated that the selected doses for our drug or biologic candidates maximize not only the efficacy of such candidate, but the safety and tolerability as well, our ability to initiate new studies may be delayed and our costs may be increased. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied the agency’s requirements, all of which would cause significant delays and expense to our programs.

The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as ETBs, is unproven and may never lead to marketable products.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate MT-6402, is currently being tested in a Phase I study in relapsed/refractory patients with PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. Our CD38-targeted ETB, MT-0169 is also being tested in a Phase I study, which began dosing patients in the first quarter of 2020 although it was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. The revised protocol for the ongoing Phase I study for MT-0169 in relapsed/refractory multiple myeloma and non-Hodgkin’s lymphoma began dosing patients in July 2022, continues to recruit patients, has cleared the 5 mcg/kg and 10 mcg/kg doses and continues to explore the lower dose of MT-0169 at 15 mcg/kg. Our ETB candidate MT-8421 is planned to be tested in a Phase I study mid-year 2023. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

During the global response to the COVID-19 pandemic, moreover, the responses of the federal, international, state and regional governments to the pandemic, including but not limited to, the redeployment of FDA and EMA resources to priority projects, could have an impact on the timeline for review and approval of new marketing applications. In particular, the FDA has told industry that it intends to be as transparent as possible about its workload and performance metrics as the situation evolves and to communicate directly with applicants and manufacturing facilities as may be necessary. The FDA also announced in July 2022 that remote regulatory assessments of facilities and other alternative approaches developed during the first two years of the pandemic will continue to be used by the agency in order to supplement its in-person inspection program. Congress has endorsed the FDA’s approach to remote facility assessments via amendments made to the FDCA as part of the Consolidated Appropriations Act for 2023.

We may have difficulty enrolling, or fail to enroll patients, in our clinical trials given the limited number of patients who have the diseases for which our drug or biologic candidates are being studied, which could delay or prevent clinical trials of our drug or biologic candidates.

Identifying and enrolling patients to participate in clinical trials of our ETB drug or biologic candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our drug or biologic candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment, particularly due to public health emergencies or pandemics, natural disasters, staffing shortages, or otherwise.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects.  Based on observations with a similar class of immunotoxins or ETBs, the adverse events (“AEs”), considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (“CRS”), infusion-related reactions (“IRR”), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, capillary leak syndrome (“CLS”), reproductive risks, and cardiovascular toxicity. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, thrombotic microangiopathy (“TMA”) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-6402 and MT-0169, continued clinical trials could reveal higher incidence of side effects, or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs, including MT-8421, or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in cited deficiencies, study subject safety concerns, adverse effects or events, severe adverse events including death, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-6402, MT-8421, MT-0169 or any other of our drug or biologic candidates, will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for any or all ETB product candidates.

Even if approved in the future, MT-6402, MT-8421, MT-0169 or any other of our drug or biologic candidates, may carry boxed warnings or other warnings and precautions. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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
•

we may be required to create a Risk Evaluation and Mitigation Strategies (“REMS”) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, or other elements to assure safe use;

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

The use or misuse of our drug or biologic candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our drug or biologic candidates and approved products, if any. There is a risk that our drug or biologic candidates may induce AEs. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs.

Some of our ETB product candidates have shown in clinical trials to induce adverse events. The adverse events considered to be important or potential risks of MT-6402 include, but are not limited to, CRS, IRR, immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CLS, reproductive risks, and cardiovascular toxicity. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, TMA with glomerular endothelial cell swelling/injury and increased risk of infections.

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

Although we have a claims-made product liability insurance covering our clinical trials in the United States for up to $7.0 million per occurrence up to an aggregate limit of $7.0 million, and coverage for our clinical trials outside of the United States, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We also will likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our drug or biologic candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our drug or biologic candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties. Claims also could be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

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

We have conducted and have ongoing studies in international locations and may in the future initiate additional studies in countries other than the United States. Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their governments, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products, if approved, in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

If any of our drug or biologic candidates are approved, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-

marketing clinical trials and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”), was passed. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA also included the Biologics Price Competition and Innovation Act (the “BPCIA”), that created the abbreviated application and licensure pathway for biosimilar and interchangeable biological products. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services (“HHS”) beginning on January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

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

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our drug or biologic candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug or biologic candidates for which we obtain marketing approval, if any. For example, as part of the Consolidated Appropriations Act for 2023, Congress provided the FDA additional authorities related to the accelerated approval pathway for human drugs and biologics. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The amendments also give the FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. Legislators continue to debate various reforms that have the potential to significantly alter FDA authorities or existing agency policies pertaining to biopharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug or biologic candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been or are expected to be subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned. For example, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (“CMS”) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities but their impact on the biopharmaceutical industry in the United States remains uncertain.

Additionally, in July 2021, President Biden issued a sweeping executive order promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following finalization of the Canadian drug importation rulemaking in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices and such actions have started within the implementation of the IRA. In addition to the IRA’s drug price negotiation provisions summarized above, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. As of mid-January 2023, the report had not been released but it is expected to further inform the current Administration’s priorities and activities in this area. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

There also are a number of state and local legislative and regulatory efforts related to drug or biologic pricing, including drug or biologic price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading towards further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’

operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us.

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

•

the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers;

•

the federal transparency requirements, sometimes referred to as the “Sunshine Act,” enacted as part of the ACA, which requires among other things, manufacturers of drugs, devices, biologics and medical supplies that are reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain advanced non-physician health care practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, as well as physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;

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

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches), federal and state consumer protection and employment laws, HIPAA and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number and may change frequently and sometimes conflict. The European Union’s omnibus data protection law, the General Data Protection Regulation (“GDPR”) took effect on May 25, 2018. The GDPR imposes numerous requirements on entities that process personal data in the context of an establishment in the European Economic Area (“EEA”) or that process the personal data of data subjects who are located in the EEA. These requirements include, for example, establishing a basis for processing, providing notice to data subjects, developing procedures to vindicate expanded data subject rights, implementing appropriate technical and organizational measures to safeguard personal data, and complying with restrictions on the cross-border transfer of personal data from the EEA to countries that the European Union does not consider to have in place adequate data protection legislation, such as the United States. The GDPR additionally establishes heightened obligations for entities that process “special categories” of personal data, such as health data. Nearly all clinical trials involve the processing of these “special categories” of personal data, and thus processing of personal data collected during the course of clinical trials is subject to heightened protections under the GDPR. Violations of the GDPR can lead to penalties of up to €20 million or 4% of an entity’s annual turnover. The United Kingdom has incorporated the GDPR into its Data Protection Act 2018, and substantially equivalent requirements and penalties apply in the United Kingdom.

On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision calls into question certain data transfer mechanisms as between the European Union member states and the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business, and future actions of European Union data protection authorities are difficult to predict at this early date. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

HIPAA establishes a set of national privacy and security standards for the protection of protected health information (“PHI”) by health plans, health care clearinghouses and health care providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we are indirectly impacted by HIPAA because HIPAA regulates the ability of clinical investigators and other health care providers to share PHI with us. Failure to receive this information properly could subject us or our health care provider collaborators to HIPAA’s criminal penalties, which may include fines up to $250,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In addition, to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CMIA, California also recently enacted the California Consumer Privacy Act of 2018 (“CCPA”) which became effective January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered businesses, and provides new privacy rights for California residents, including the right to opt out of certain disclosures of their information.   It also creates new privacy rights for California residents and increases the privacy and security obligations of entities handling personal information.  The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which is expected to increase data breach litigation.  Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context.  Further, the California Privacy Rights Act (“CPRA”) went into effect on January 1, 2023, amending the CCPA.  The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. The CPRA also extends the provisions of both the CCPA and the CPRA to the personal information of California-based employees. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply.   In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah will all take effect.

As various states, such as California, Virginia, Colorado, Connecticut, and Utah implement their own privacy laws and regulations, and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and/or civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.

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

During the course of our development of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas (“CPRIT”). On September 18, 2018, we entered into our second CPRIT award grant contract for our CD38 targeted ETB program (the “CD38 CPRIT Agreement”), which was extended in September 2022. In addition to the funding, we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Patent term extensions under the Hatch-Waxman Act in the United States, and regulatory extensions in Japan and certain other countries, and under Supplementary Protection Certificates in Europe, may be available to extend the patent or market or data exclusivity terms of our drug or biologic candidates depending on the timing and duration of the regulatory review process relative to patent term. In addition, upon issuance of a United States patent, any patent term may be adjusted based on specified delays during patent prosecution caused by the applicant(s) or the United States Patent and Trademark Office (the “USPTO”). Although we will likely seek patent term extensions in the U.S. and in one or more foreign jurisdictions where available, we cannot provide any assurances that any such patent term extensions will be granted and, if so, for how long. As a result, we may not be able to maintain exclusivity for our drug or biologic candidates for an extended period after regulatory approval, if any, which would negatively impact our business, financial condition, results of operations and prospects. If we do not have sufficient patent term or regulatory exclusivity to protect our drug or biologic candidates, our business and results of operations will be adversely affected.

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

On September 16, 2011, the Leahy-Smith America Invents Act (“AIA”) was signed into law. Under the AIA, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that filed or files a patent application with the USPTO after March 16, 2013 but before we file an application could therefore be granted a patent covering an invention of ours even if we had made the invention before it was made by the third party. Since patent applications in the United States and most other countries are confidential at least 18 months after filing, we cannot be certain that we were the first to file any patent application related to our drug or biologic candidates.

The AIA also provides a process known as inter partes review (“IPR”), which has been used by many third parties to challenge and invalidate patents. The IPR process is not limited to patents filed after the AIA was enacted and would therefore be available to a third party seeking to invalidate any of our U.S. patents, even those issued or filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures, e.g., an IPR, to invalidate our patent claims that would not have been invalidated if first challenged by the third party in a district court action.

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

Even if our past, current or future collaboration partners’ or licensors’ patents do successfully issue and even if such patents cover our technologies, drug or biologic candidates, compositions or methods of use, third parties may initiate interference, re-examination, post-grant review, IPR or derivation actions in the USPTO; may initiate third party oppositions in the European Patent Office (“EPO”); or may initiate similar actions challenging the validity, enforceability, scope or term of such patents in other patent administrative or court proceedings worldwide, which may result in patent claims being narrowed or invalidated. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover competitive technologies, drug or biologic candidates, compositions or methods of use. Further, if we initiate legal proceedings against a third party to enforce a patent covering our technologies, drug or biologic candidates, compositions or uses, the defendant could counterclaim that our relevant patent is invalid or unenforceable. In patent litigation in the United States, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims. Further, in the United States, a third party, including a licensee of one of our past, current or future collaboration partners’ patents, may initiate legal proceedings against us in which the third party challenges the validity, enforceability, or scope of our patent(s).

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

Our research and development activities and commercial success depends in part on our ability to develop, manufacture, market and sell our drug or biologic candidates and use our proprietary technology without infringing the patent rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. We are currently not aware of U.S. or foreign patents or pending patent applications that are owned by one or more third parties and that cover our ETB drug or biologic candidates or therapeutic uses of those ETB drug or biologic candidates. In the future, we may identify such third-party U.S. and non-U.S. issued patents and pending applications. If we identify any such patents or pending applications, we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our drug or biologic candidates or technologies or a requisite manufacturing process, we may not be free to manufacture or market our drug or biologic candidates, including MT-6402, MT-8421 or MT-0169, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials, manufacture our drug or biologic candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines, or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our drug or biologic candidates when expected or at all, and our business could be substantially harmed.

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

•

while we currently carry insurance in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors, we and/or our third-party manufacturers may not have sufficient insurance coverage in the event of any inadvertent destruction of or loss of any drug substance by them, which could result in delays in production and/or our clinical trials and/or result in additional costs to us; and

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

Our employees, independent contractors, principal investigators, CROs, consultants or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants or vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal and state health care fraud and abuse laws and regulations; or laws that require the true, complete and accurate reporting of financial information or data. In addition, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished potential profits and future earnings, and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations or prospects.

We have entered into the BMS Collaboration Agreement with Bristol Myers Squibb Company and, pursuant to the terms of that agreement, could become dependent on Bristol Myers Squibb for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products directed to multiple targets.

In February 2021, we entered into the BMS Collaboration Agreement, which was amended in December 2021, pursuant to which we agreed to leverage our ETB technology platform to discover and develop novel products directed to multiple targets. Pursuant to the terms of the BMS Collaboration Agreement, we granted Bristol Myers Squibb a series of exclusive options to obtain exclusive licenses under our intellectual property to exploit products containing ETBs directed against certain targets designated by Bristol Myers Squibb. Bristol Myers Squibb may never choose to exercise its option and we cannot predict whether Bristol Myers Squibb will, if ever, exercise its option.

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

In the normal course of business, we have and expect to continue periodically to enter into academic, commercial, service, collaboration, licensing, supply, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to our drug or biologic candidates, processes or services made, used, or performed pursuant to the agreements, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration agreement, we indemnify our collaboration partner from third-party liability claims that could result from the exploitation of our ETB technology by us or any of our affiliates, licensees, agents, contractors, or consultants, a material breach of the collaboration agreement by us or any of our affiliates, licensees, agents, contractors, or consultants or any gross negligence or willful misconduct by us or any of our affiliates, licensees, agents, contractors, or consultants. With respect to consultants, we often indemnify them from claims arising from the good faith performance of their services.

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

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-6402, MT-8421, MT-0169, and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Merck, Bayer, Takeda, AbbVie,  Seagen, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, AstraZeneca, Lilly, Merck KGaA, Pfizer, Sanofi, Mentrik Biotech, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Cogent Biosciences, Karyopharm, ADC Therapeutics, 2seventy bio, Gilead, GlaxoSmithKline, Incyte, TG Therapeutics, and Versatem. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-6402, MT-8421, MT-0169, or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug or biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-6402, MT-8421, or MT-0169 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for, MT-6402, MT-8421, MT-0169 or any other of our future drugs or biologics to compete with these products. Failure of MT-6402, MT-8421, MT-0169 or any other of our drug or biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved drugs. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare and Medicaid Services (“CMS”) an agency within the United States Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel drug or biologic candidates such as ours and what reimbursement codes our drug or biologic candidates may receive if approved. Moreover, as noted above under “Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations” Congress recently enacted and President Biden signed into law new authorities for CMS to negotiate drug prices annually for certain prescription drugs and biological products, subject to statutory criteria and a future selection process that is in the process of being developed by CMS. It is unclear how these forthcoming changes in the way that CMS does business with certain members of the biopharmaceutical industry may impact coverage or reimbursement decisions across the industry as a whole.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-6402, MT-8421, MT-0169 or other drug or biologic candidates, and delays or failures to obtain such approvals;
•

adverse results, clinical holds, or delays in the clinical trials of our drug or biologic candidates or any future clinical trials we may conduct, or changes in the development status of our drug or biologic candidates;

•	failure of any of our drug or biologic candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party collaboration, license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our drug or biologic candidates;
•	any inability to obtain adequate supply of our drug or biologic candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business or stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions, such as inflation;
•	sales of our common stock by us or our stockholders in the future;
•	the trading volume of our common stock;
•

the issuance of additional shares of our preferred stock or common stock, or the perception that such issuances may occur, including through our “at-the-market” offering program or any sales of our preferred stock or common stock by our stockholders in the future;

•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to ETB drugs generally, including with respect to other drugs and potential drugs in such markets;
•	the introduction of technological innovations or new therapies that compete with our potential drugs;
•	changes in the structure of health care payment systems;
•	disruptions in the financial markets in general and more recently due to the COVID-19 pandemic;

•	the impact of political instability and military conflict, such as the conflict in Ukraine, which has resulted in instability in the global financial markets and export controls; and
•	period-to-period fluctuations in our financial results.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2022, a total of 56,351,647 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

We may become involved in securities litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

We may be exposed to securities litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources. We may become involved in such litigation, and our stock price may fluctuate, for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of current or future collaboration partners or competitors, the addition or departure of our key personnel, the announcement of a strategic restructuring, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies.

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

As a public company listed on The Nasdaq Capital Market, and particularly after we cease to be a “smaller reporting company,” we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company or as a public company prior to the loss of such specified statuses. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct, each of which requires additional attention and effort of management and our board of directors and additional costs.

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

As of December 31, 2022, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 56% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for specified disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of fiduciary duty; (3) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation, or our amended and restated bylaws; or (4) any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, in as much as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

Risks Related to Our Business Operations

Our future success depends in part on our ability to retain our Chief Executive Officer and Chief Scientific Officer and to retain and motivate other qualified personnel.

We are highly dependent on Eric E. Poma, Ph.D., our Chief Executive Officer and Chief Scientific Officer, the loss of whose services may adversely impact the achievement of our objectives. Dr. Poma could leave our employment at any time, as he is an “at will” employee. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be crucial to our success. Our recently announced strategic prioritization and restructuring may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers and partners and due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. Furthermore, these personnel changes may increase our dependency on the other members of our leadership team and other employees that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive and, to the extent we experience additional turnover, competition for top talent is high such that it may take some time to find a candidate that meets our requirements. Our competitors may seek to use these transitions and the related potential disruptions to gain a competitive advantage over us. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. Additionally, this shortage of highly qualified personnel is particularly acute in the area where we are located. As a result, competition for personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets.

In addition, failure to succeed in development and commercialization of our drug or biologic candidates may make it more challenging to recruit and retain qualified personnel. The inability to retain qualified personnel, or the loss of the services of Dr. Poma may impede the progress of our research, development and commercialization objectives and would negatively impact our ability to succeed in our product development strategy.

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

Cyber-attacks come in many forms, including the deployment of harmful malware or ransomware, exploitation of vulnerabilities, phishing and other use of social engineering, and other means to compromise the confidentiality, integrity, and availability of our IT systems and Confidential Information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world. As a result, even with appropriate monitoring controls, we may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect or intercept any such disruption or security breach, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients, to the extent we have such information, or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, the loss of data from clinical trials for our drug or biologic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and a cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In October 2016, Molecular entered into a facility lease agreement for approximately 18,000 square feet of office and laboratory space in Austin, Texas, which serves as our corporate headquarters. The lease was initially set to expire in May 2022. In January 2017, Molecular entered into a first amendment to the lease to add an additional approximately 4,000 square feet, consisting mostly of laboratory space. In March 2017, Molecular entered into a second amendment to the lease to add an additional approximately 11,000 square feet of office and laboratory space and extend the term of the lease through May 2023. In June 2017, Molecular entered into a third amendment to the lease to set the Lease Commencement Date (as such term is defined therein) with respect to the additional space leased pursuant to the second amendment and provided that the term of Molecular’s lease for the Austin, TX space was set to expire August 2023. In July 2022, Molecular exercised the option to extend the lease for an additional five year period, through August 2028. In October 2022, Molecular entered into a fourth amendment to further extend the lease term to August 2029 and included an option to extend the term for an additional seven years.

In January 2019, the Company entered into a sublease agreement, as amended, for an additional 57,000 square feet of administrative office and R&D space in Austin, Texas. The sublease commenced March 2019, expires August 2028 and does not contain an option to renew.

We leased one property for use as office space of approximately 10,000 square feet in Jersey City, New Jersey under a lease, as amended, which was set to expire in January 2023. The lease had an option to renew for one additional five-year period at our discretion. The space was vacated in 2022 because employees had transitioned to long-term remote working arrangements or the Company’s office space in New York, New York. The lease for this office space expired pursuant to its terms in January 2023 following our decision not to renew.

In June 2020, the Company entered into a sublease agreement for office space in New York, New York. The space consists of an initial 9,289 square feet and an additional 3,000 square feet upon expansion. The sublease for the initial space commenced on August 1, 2020 and the possession of the expansion space commenced on December 4, 2020. In August 2022, the Company entered into a first amendment to the sublease to add an additional approximately 3,000 square feet. The term for both spaces will expire on October 30, 2025 and the sublease does not contain an option to renew.

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

Market Information

Our common is traded on The Nasdaq Capital Market under the symbol “MTEM.”

Stockholders

As of March 27, 2023, we had 56,351,647 outstanding shares of common stock, no outstanding shares of preferred stock, and approximately 56,351,647 holders of record of our outstanding shares of common stock.

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

Overview

Molecular Templates is a clinical-stage biopharmaceutical company focused on the discovery and development of targeted biologic therapeutics. Our proprietary biologic drug platform technology, known as engineered toxin bodies (“ETBs”), leverages the resident biology of a genetically engineered form of Shiga-like Toxin A subunit (“SLTA”) to create novel therapies with potent and differentiated mechanisms of action (“MOA”) for cancer.

Recent Developments

Substantial Doubt about Going Concern related to Debt Compliance Beyond the End of 2023

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Annual Report on Form 10-K. See Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on our assessment. This substantial doubt relates to our future compliance with the Financial Covenant in our K2 Loan and Security Agreement, which requires us to certify monthly that we have cash, cash equivalents and marketable securities of at least five times our cash monthly burn as defined in the agreement, and our ability to avoid triggering an Insolvency Event of Default under the K2 Loan and Security Agreement. Currently, based on the anticipated cost-savings from the Restructuring, we anticipate continued compliance with the Financial Covenant and our ability to avoid triggering an Insolvency Event of Default into the fourth quarter of 2023.  If we cannot raise additional capital to maintain ourselves in compliance thereafter or negotiate an amendment to the Financial Covenant or the Insolvency Events of Default, then we will be in default of the K2 Loan and Security Agreement and the repayment of our indebtedness may be accelerated in full by K2 HealthVentures LLC.  As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $61.0 million, including borrowings of $35.0 million under the K2 Loan and Security Agreement, whose scheduled maturity date for repayment is June 1, 2024, but a default of the Financial Covenant or an Insolvency Event of Default may trigger accelerated repayment. There can no assurances that we will be able to raise sufficient capital to fund ongoing operations and maintain our Financial Covenant or avoid triggering an Insolvency Event of Default beyond the fourth quarter of 2023 and/or be successful at negotiating an amendment to the K2 Loan and Security Agreement thereafter.

Strategic Reprioritization

On March 29, 2023, our Board of Directors approved a strategic reprioritization and corresponding reduction in workforce, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to our collaboration with Bristol Myers Squibb. The Restructuring would reduce our current workforce from approximately 222 full-time employees to approximately 50% of that number.  The Restructuring will result in the cessation of our MT-5111 clinical development program, and will focus the majority of our pre-clinical efforts around activities  related to the Bristol Myers Squibb collaboration.  We estimate that we will incur approximately $0.4 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. We expect the majority of the costs associated with the Restructuring to be incurred during the quarter ending June 30, 2023. We anticipate incurring additional costs related to the Restructuring, however, such costs cannot be reasonably estimated as of the time of the filing of this Annual Report on Form 10-K.

Nasdaq Hearing Process regarding Potential Delisting of Common Stock

On August 31, 2022, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that because the closing bid price of our common stock was below $1.00 for 30 consecutive days, we no longer met the bid price requirement. We did not regain compliance with the bid price requirement by the Compliance Date and, as a result, on February 28, 2023, we received notice (the “Notice”) from the Staff that our securities would be subject to delisting, unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). Specifically, the Notice indicated that we were not eligible for an automatic second 180 day grace period for the bid price rule, as we did not comply with the $5 million stockholders’ equity initial listing requirement for The Nasdaq Capital Market. As of the date of this Annual Report on Form 10-K, we had a stockholders’ deficit of approximately $(15.1) million.

We timely requested a hearing before the Panel, with such request implementing a stay against any further action by Nasdaq at least pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to us following the hearing. Our hearing is currently scheduled for mid-April 2023, at which time, pursuant to Nasdaq listing and hearing regulations, the Panel has the discretion to grant or deny an extension of up to an additional 180 days from the date of the Notice.  We continue to work diligently to regain compliance. Our plan with respect to the bid price requirement may include seeking to effect a reverse stock split, subject to obtaining stockholder approval, and to regain compliance with the stockholders’ equity requirement by raising capital.  However, there can be no assurance that the Panel will determine to continue our listing, or that we will be able to raise sufficient capital to regain compliance with the applicable listing criteria such as the stockholders’ equity requirement, within any extension that may be granted by the Panel.

Collaboration Agreements

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

For more information concerning this collaboration agreement, refer to Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K.

Previous Agreements

In September 2018, we entered into the Development Collaboration and Exclusive License Agreement (the “Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma.

In April 2021, we received a notice of termination from Takeda for the Collaboration Agreement. Following receipt of the termination notice from Takeda, we notified Takeda of our intent to assume full rights to MT-0169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Collaboration Agreement. The termination of the Collaboration Agreement was effective in August 2021. As of the same date, we assumed full rights to MT-0169, including full control of MT-0169 clinical development, per the terms of the terminated Collaboration Agreement. Following the transfer of the full MT-0169 rights to us, we may owe low-single digit royalties on future net sales of MT-0169 to Takeda as well as to certain third-party licensors. We may also owe certain third-party licensors potential aggregate clinical and regulatory milestone payments of up to $22.25 million.

In November 2019, we entered into a Master Collaboration Agreement (“Vertex Collaboration Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”), in which the parties agreed to enter into a strategic research collaboration to leverage our ETB technology platform to discover and develop novel targeted biologic therapies for applications outside of oncology.

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

Grant Agreements

CPRIT Grant Contract

In September 2018, we entered into a Cancer Research Grant Contract (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”), which was extended in September 2022, in connection with a grant of approximately $15.2 million awarded by CPRIT to us in November 2016 to fund research of a cancer therapy involving an ETB that is targeting CD38 (the “Award”). Pursuant to the CD38 CPRIT Agreement, we might also use such funds to develop a replacement CD38 targeting ETB, with or without a partner. The Award is contingent upon funds being available during the term of the CD38 CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CD38 CPRIT Agreement as well as our progress towards achievement of specified milestones, among other contractual requirements.

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

The CD38 CPRIT Agreement will terminate, with certain obligations extending beyond termination, on the earlier of (a) November 30, 2023 or (b) the occurrence of any of the following events: (i) by mutual written consent of the parties, (ii) by CPRIT for an Event of Default (as defined in the CD38 CPRIT Agreement) by us, (iii) by CPRIT if allocated funds should become legally unavailable during the term of the CD38 CPRIT Agreement and CPRIT is unable to obtain additional funds or (iv) by us for convenience. CPRIT might approve a no cost extension for the CD38 CPRIT Agreement for a period not to exceed six months after the termination date if additional time is required to ensure adequate completion of the approved project, subject to the terms and conditions of the CD38 CPRIT Agreement.

For more information about our grant agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we or our current or future collaboration partners develop, including MT-6402, MT-8421, MT-0169, until we obtain regulatory approval and commercialize such biologics. Our revenue consists principally of collaboration revenue and grant revenue.

Research and Development revenue primarily relates to our collaboration agreement with Bristol Myers Squibb which is accounted for using the percentage-of-completion cost-to-cost method.

Grant revenue relates to our CPRIT grant for a CD38 ETB (MT-0169). CPRIT grant funds for MT-0169 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as grant receivable. Funds received in excess of expenditures incurred are recorded as deferred revenue.

For more information about our revenue recognition policy, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-6402, MT-8421, and/or MT-0169. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our research and development activities;
•	clinical trials and early-stage results;
•	the terms and timing of regulatory approvals; and
•

the ability to market, commercialize and achieve market acceptance for MT-6402, MT-8421, MT-0169, or any other ETB candidate that we or our current or future collaboration partners may develop in the future.

Any of these variables with respect to the development of MT-6402, MT-8421, MT-0169, or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the FDA, the European Medicines Agency (“EMA”) or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

In March 2023, we implemented certain initiatives as part of our strategic reprioritization efforts to improve operating efficiency, including cessation of the MT-5111(HER2) clinical development program and the reduction of our headcount by approximately 50%. While we expect to incur certain legal, accounting and other expenses in connection with the Restructuring, we expect that such measures will decrease our general and administrative expenses.

Other Income (Expense)

Other income (expense) mainly includes interest income earned on our cash and marketable securities balances held, and interest expense on our outstanding borrowings.

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Years ended December 31,
	2022	2021	Change ($)	Change (%)
Research and development revenue, related party	$—	$13,136	$(13,136)	-100%
Research and development revenue, other	19,754	25,561	(5,807)	-23%
Total revenue	$19,754	$38,697	$(18,943)	-49%

Research and Development Revenue – from related party

The decrease in research and development revenue – from related parties for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to Takeda ceasing to be a related party in 2021.

For more information about our collaboration agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K.

Research and Development Revenue – other

The decrease in research and development revenue – other for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the cessation of the Vertex Collaboration Agreement during 2021.

For more information about our collaboration agreements, please see Note 3, “Research and Development Agreements” to our audited consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Years ended December 31,
	2022	2021	Change ($)	Change (%)
Research and development expenses	$82,425	$84,665	$(2,240)	-3%
General and administrative expenses	26,200	34,106	(7,906)	-23%
Total operating expenses	$108,625	$118,771	$(10,146)	-9%

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Years ended December 31,
	2022	2021	Change ($)	Change (%)
Program costs	$24,408	$28,514	$(4,106)	-14%
Employee compensation	37,398	41,694	(4,296)	-10%
Laboratory costs	9,962	5,131	4,831	94%
Other research and development costs	10,657	9,326	1,331	14%
Total research and development expenses	$82,425	$84,665	$(2,240)	-3%

Research and development (“R&D”) expenses decreased $2.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease is primarily due to decreased program costs related to our collaboration agreements and decreases in headcount partially offset by an increase in laboratory costs.

Program costs decreased $4.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The programs driving the decrease were $3.1 million for MT-0169, $2.1 million for other programs, $1.9 million for MT-3724, $1.3 million for Vertex and $0.2 for SLAMF7 which is partially offset by an increase of $1.7 million for MT-8421, $1.2 million for BMS, $0.9 million for MT-5111 and $0.7 million for MT-6402.

Headcount decreased in R&D by 14% from December 31, 2021 to December 31, 2022. This staffing decrease resulted in a decrease in employee compensation costs of $4.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Laboratory costs increased by $4.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, which is due to laboratory equipment and supplies. The increase in expense reflects the costs of outfitting, supplying and maintaining laboratory facilities.

Other R&D costs increased by $1.3 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to higher depreciation expense related to the lab buildouts and related equipment.

General and Administrative Expenses

General and administrative expenses decreased by $7.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The main driver of this decrease is related to a decrease of headcount resulting in a decrease of employee compensation expenses and decrease in legal services.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Years ended December 31,
	2022	2021	Change ($)	Change (%)
Interest and other income, net	$988	$434	$554	128%
Interest expense	(4,782)	(3,369)	(1,413)	42%
Total nonoperating activities	$(3,794)	$(2,935)	$(859)	29%

Interest and Other Income and Interest Expense

The increase in interest and other income for the year ended December 31, 2022, compared to the year ended December 31, 2021 was primarily due to higher interest related to our marketable securities.

The increase in interest expense for the year ended December 31, 2022, compared to the year ended December 31, 2021 was primarily due to higher interest paid for our debt holdings.

Liquidity and Capital Resources

Sources of Funds and Liquidity

Historically, we have funded our operations by raising capital from external sources, especially through the sale of common stock and our borrowings under the K2 Loan and Security Agreement.  However, we are currently facing substantial doubt about our ability to continue as a going concern, given that our continued compliance with the Financial Covenant in our K2 Loan and Security Agreement and our ability to avoid triggering an Insolvency Event of Default beyond the fourth quarter of 2023 is dependent on us raising capital before such time or being successful at negotiating an amendment to the K2 Loan and Security Agreement, see “−Recent Developments− Substantial Doubt about Going Concern related to Future Debt Compliance”.  If we cannot raise additional capital by then to maintain ourselves in compliance or negotiate an amendment to the Financial Covenant or the Insolvency Events of Default, then we will be in default of the K2 Loan and Security Agreement and the repayment of our indebtedness may be accelerated in full by K2 HealthVentures LLC.  At December 31, 2022, we had cash, cash equivalents, and marketable securities of $61.0 million, including borrowings of $35.0 million under the K2 Loan and Security Agreement whose scheduled maturity date for repayment is June 1, 2024, but a default of the Financial Covenant or an Insolvency Event of Default would potentially trigger accelerated repayment.  There can no assurances that we will be able to raise sufficient capital to fund ongoing operations and maintain compliance with the Financial Covenant and avoid triggering an Insolvency Event of Default beyond the fourth quarter of 2023 and/or be successful at negotiating an amendment to the K2 Loan and Security Agreement thereafter.

Future Funding Requirements and Liquidity

Based on our cash, cash equivalents and marketable securities as of December 31, 2022 (approximately $61.0 million) and the anticipated cost-savings of Restructuring and other assumptions, we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements pursuant to the priorities of our strategic refocusing into the second quarter of 2024.  However, the foregoing is subject to our continued compliance with the Financial Covenant in the K2 Loan and Security Agreement, which requires us to certify monthly that we have cash, cash equivalents and marketable securities of at least five times our cash monthly burn as defined in the agreement, as well as our ability to avoid triggering an Insolvency Event of Default under the K2 Loan and Security Agreement. Currently, based on anticipated cost-savings from the Restructuring, we are anticipating continued compliance with the Financial Covenant and our ability to avoid triggering an Insolvency Event of Default, into the fourth quarter of 2023.  If we cannot raise additional capital to maintain itself in compliance thereafter or negotiate an amendment to the Financial Covenant or to the Insolvency Events of Default, then we will be in default of the K2 Loan and Security Agreement and the repayment of our indebtedness may be accelerated in full by K2 HealthVentures LLC.  As of December 31, 2022, we had $35.0 million outstanding under K2 Loan and Security Agreement, whose maturity date for repayment is June 1, 2024.

Our financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to provide sufficient certainty that we will continue as a going concern.

Cash Flows

Comparison of Years Ended December 31, 2022 and 2021

The table below summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021	Change ($)	Change (%)
Net cash used in operating activities	$(89,024)	$(30,387)	$(58,637)	193%
Net cash provided by/(used in) investing activities	95,317	(62,440)	157,757	-253%
Net cash provided by/(used in) financing activities	(265)	92,592	(92,857)	-100%
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$6,028	$(235)	$6,263	-2665%

The increase in net cash used in operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the decrease in revenue recognized during 2022.

The increase in net cash provided by investing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to investment activity in marketable securities.

The changes in net cash used in financing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to common stock, warrants and long term debt issued in 2021.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $444.8 million at December 31, 2022. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-6402, MT-8421, MT-0169, and our collaboration with Bristol Myers Squibb. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	support the PD-L1 program and the ongoing Phase I study for MT-6402;
•	support the planned Phase I study of MT-8421;
•	support the ongoing Phase I study of MT-0169;
•	research activities through the designation of the development candidate(s) with Bristol Myers Squibb;
•	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
•	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our increased operations;

•	experience any delays or encounter any issues resulting from any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
•	service long-term debt.

Because of the numerous risks and uncertainties associated with the development of MT-6402, MT-8421, MT-0169, and our collaboration with Bristol Myers Squibb and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-6402, MT-8421, or MT-0169 will depend on many factors, including:

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

For further information regarding our revenue recognition, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K.

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

MOLECULAR TEMPLATES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Molecular Templates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Molecular Templates, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a lack of revenue from product sales and has suffered recurring losses from operations since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Progress Toward Completion of Collaboration Agreements
Description of the Matter

As discussed in Note 1 and 3 to the consolidated financial statements, the Company recognizes revenue arising from collaboration agreements. Revenue generated from the Company’s collaboration agreements relates to research and development services whereby revenue is recognized under an input method using the ratio of costs incurred to date compared to the total estimated costs required to complete the performance obligation. For the year ended December 31, 2022, the Company has recognized $19.8 million in research and development revenue.

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

Austin, Texas

March 30, 2023

MOLECULAR TEMPLATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$32,190	$24,983
Marketable securities, current	28,859	118,061
Prepaid expenses	3,459	3,917
Other current assets	3,790	1,254
Total current assets	68,298	148,215
Marketable securities, non-current	—	8,986
Operating lease right-of-use assets	11,132	8,608
Property and equipment, net	14,632	19,309
Other assets	3,486	7,244
Total assets	$97,548	$192,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504	$1,612
Accrued liabilities	8,823	9,515
Deferred revenue, current	45,573	32,937
Other current liabilities	2,182	2,606
Total current liabilities	57,082	46,670
Deferred revenue, long-term	5,904	33,350
Long-term debt, net of current portion	36,168	35,491
Operating lease liabilities	12,231	9,564
Other liabilities	1,295	1,625
Total liabilities	112,680	126,700
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at December 31, 2022 and December 31, 2021; issued and outstanding: 250 shares at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at December 31, 2022 and December 31, 2021; issued and outstanding: 56,351,647 December 31, 2022 and 56,305,049 shares at December 31, 2021	56	56
Additional paid-in capital	429,646	417,704
Accumulated other comprehensive loss	(66)	(48)
Accumulated deficit	(444,768)	(352,050)
Total stockholders’ (deficit) equity	(15,132)	65,662
Total liabilities and stockholders’ (deficit) equity	$97,548	$192,362

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Research and development revenue, related party	$—	$13,136
Research and development revenue, other	19,754	25,561
Total revenue	19,754	38,697
Operating expenses:
Research and development	82,425	84,665
General and administrative	26,200	34,106
Total operating expenses	108,625	118,771
Loss from operations	88,871	80,074
Interest and other income, net	988	434
Interest and other expense, net	(4,782)	(3,369)
Loss before provision for income taxes	92,665	83,009
Provision for income taxes	53	—
Net loss	92,718	83,009
Net loss attributable to common shareholders	$92,718	$83,009
Net loss per share attributable to common shareholders:
Basic and diluted	$1.65	$1.50
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	56,334,456	55,297,798

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Net loss	$92,718	$83,009
Other comprehensive income:
Unrealized loss on available-for-sale securities	(18)	(65)
Comprehensive loss	$92,736	$83,074

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Convertible					Accumulated		Total
	Preferred				Additional	Other		Stockholders’
	Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances, December 31, 2020	250	—	49,984,333	50	328,314	17	(269,041)	59,340
Issuance of common stock pursuant to stock plans	—	—	320,716	—	1,620	—	—	1,620
Issuance of common stock in at-the-market offering, net of issuance costs of $4.8 million	—	—	6,000,000	6	71,139	—	—	71,145
Stock-based compensation	—	—	—	—	16,631	—	—	16,631
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(83,009)	(83,009)
Balances, December 31, 2021	250	—	56,305,049	56	417,704	(48)	(352,050)	65,662
Issuance of common stock pursuant to stock plans	—	—	46,598	—	33	—	—	33
Stock-based compensation	—	—	—	—	11,909	—	—	11,909
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(92,718)	(92,718)
Balances, December 31, 2022	250	—	56,351,647	56	429,646	(66)	(444,768)	(15,132)

The accompanying notes are an integral part of these consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$92,718	$83,009
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	7,383	6,630
Loss on disposal of property and equipment	66	442
Stock-based compensation expense	11,909	16,631
Interest due on long-term debt	121	146
Amortization of debt discount and accretion related to debt	975	737
Impairment of fixed assets and intangibles	430	—
Accretion of asset retirement obligations	124	135
Changes in operating assets and liabilities:
Prepaid expenses	458	223
Accounts receivable, related party	—	234
Other assets	(438)	(289)
Operating lease right-of-use assets and liabilities	(550)	243
Accounts payable	(1,108)	(757)
Accrued liabilities	(866)	(3,268)
Other liabilities, related party	—	(11,853)
Other liabilities	—	(472)
Deferred revenue	(14,810)	47,735
Deferred revenue, related party	—	(3,895)
Net cash used in operating activities	(89,024)	(30,387)
Cash flows from investing activities:
Purchases of property and equipment	(3,198)	(3,996)
Purchase of marketable securities	(55,525)	(210,994)
Sales of marketable securities	154,040	152,550
Net cash provided by/(used in) investing activities	95,317	(62,440)
Cash flows from financing activities:
Payments of capital and finance lease obligations	—	(1)
Proceeds from issuance of long-term debt and warrants, net	—	19,828
Proceeds from stock option exercises	33	1,620
Proceeds from issuance of common stock and warrants, net offering expenses	—	71,145
Fees paid on loan modification	(298)	—
Net cash provided by/(used in) financing activities	(265)	92,592
Net increase/(decrease) in cash, cash equivalents, and restricted cash	6,028	(235)
Cash, cash equivalents and restricted cash, beginning of period	28,651	28,886
Cash, cash equivalents and restricted cash, end of period	$34,679	$28,651
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$32,190	$24,983
Restricted cash included in Other assets	2,489	3,668
Total cash, cash equivalents and restricted cash	$34,679	$28,651
Supplemental Cash Flow Information
Cash paid for interest	$3,495	$2,248
Non-cash right-of-use asset obtained in exchange for operating lease obligation	$4,517	$—
Non-Cash Investing and Financing Activities
Fixed asset additions in accounts payable and accrued expenses	$53	$81

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

Going Concern

The Company has adopted as required the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, which requires that management contemplate the realization of assets and liquidation of liabilities in the normal course of business, and evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Under this standard, management’s assessment shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

There is substantial doubt about the Company’s ability to continue as a going concern as of the date of this Annual Report on Form 10-K.  This substantial doubt relates to the Company’s future compliance with the financial covenant in its Loan and Security Agreement with K2 HealthVentures LLC (the “K2 Loan and Security Agreement”), which requires the Company to certify monthly that its has cash, cash equivalents and marketable securities of at least five times the Company’s cash monthly burn as defined in the agreement (the “Financial Covenant”), as well as the Company’s ability to avoid triggering an event of default related to its solvency (an “Insolvency Event of Default”) under the K2 Loan and Security Agreement.  Currently, based on anticipated cost-savings from the restructuring, discussed in Note 15 “Subsequent Events,” the Company anticipates continued compliance with, and the ability to avoid triggering an event of default related to, an Insolvency Event of Default or the Financial Covenant into the fourth quarter 2023. However, the Company will require additional funding in order to meet its covenant requirements and ongoing operations. If the Company cannot raise additional capital to maintain its compliance thereafter or negotiate an amendment to the Financial Covenant or the Insolvency Events of Default, then the Company will be in default of the K2 Loan and Security Agreement and the repayment of the Company’s indebtedness may be accelerated in full by K2 HealthVentures LLC.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to provide sufficient certainty that it will continue as a going concern. As of December 31, 2022, the Company had an accumulated deficit of $444.8 million.

At December 31, 2022, the Company had cash, cash equivalents, and marketable securities of $61.0 million, including borrowings of $35.0 million under the K2 Loan and Security Agreement whose scheduled maturity date for repayment is June 1, 2024, but a default of the Financial Covenant or an Insolvency Event of Default would potentially trigger accelerated repayment.  There can be no assurances that the Company will be able to raise sufficient capital to fund ongoing operations and maintain compliance with, and avoid triggering an event of default related to, an Insolvency Event of Default or the Financial Covenant beyond the fourth quarter of 2023 and/or be successful at negotiating an amendment to the K2 Loan and Security Agreement. If the Company is unable to obtain additional capital and continue as a going concern, it might have to liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America as defined by the FASB ASC requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers temporary investments with original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $2.5 million and $3.7 million of restricted cash at December 31, 2022 and December 31, 2021, respectively, related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), Vertex Pharmaceuticals Incorporated (“Vertex”) and Bristol Myers Squibb Company (“Bristol Myers Squibb”). Takeda accounted for approximately 13% and 34% of total revenues for the years ended December 31, 2022 and December 31, 2021, respectively. Vertex accounted for approximately 0% and 48% of total revenues for the years ended December 31, 2022 and December 31, 2021, respectively. Bristol Myers Squibb accounted for approximately 87% and 18% of total revenues for the years ended December 31, 2022 and December 31, 2021, respectively.

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

Patents

The gross value of Patents was $0.7 million and $1.1 million at December 31, 2022 and December 31, 2021, respectively, and are recorded in Other assets. The Company recorded $0.1 million of amortization expense for the years ended December 31, 2022 and December 31, 2021, with estimated expense to remain $0.1 million for each of the four successive years subsequent to December 31, 2022. For the year ended December 31, 2022, the Company recorded impairments of $0.4 million related to patents, which is recorded in general and administrative expenses.

Impairment of Long-Lived Assets

When events, circumstances and/or operating results indicate that the carrying values of long-lived assets might not be recoverable through future operations, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value is estimated based upon internal evaluation of each asset that includes quantitative analyses of net revenue and cash flows, review of recent sales of similar assets and market responses based upon discussions in connection with offers received from potential buyers. Certain factors used for these types of nonrecurring fair value measurements are considered Level 3 inputs. The Company had no material impairments recorded for the years ended December 31, 2022 and 2021.

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

Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If a lease does not provide information to determine an implicit interest rate, the Company uses its incremental borrowing rate in determining the present value of lease payments. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments under the lease. ROU assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Lease agreements with both lease and non-lease components, are generally accounted for together as a single lease component.

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

Warrants

In conjunction with certain financing transactions, the Company issued warrants to purchase the Company’s common stock. The Company determines whether the warrants should be classified as a liability or equity according to ASC 480, “Distinguishing Liabilities from Equity”. For warrants classified as equity, the Company records the value of the warrants in additional paid-in capital on the balance sheet. Upon issuance of the outstanding warrants, the Company determined that equity classification was appropriate. There were no warrants issued for the years ended December 31, 2022 or 2021.

Research and Development Costs

Research and development expenses consist of costs such as salaries and benefits, laboratory supplies, facility costs, consulting fees and fees paid to contract research organizations (“CROs”), clinical trial sites, laboratories, other clinical service providers and contract manufacturing organizations (“CMOs”). Research and development costs are expensed as incurred.

Comprehensive loss

Comprehensive loss is comprised of the Company’s net loss and other comprehensive income (loss). Unrealized gain (loss) on available-for-sale marketable securities represents the only component of other comprehensive income (loss).

Clinical Trial Accruals

The Company’s preclinical and clinical trials are performed by third-party CROs and/or clinical investigators, and clinical supplies are manufactured by CMOs. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CMOs regarding the status and cost of the studies as well as management’s best estimate and may not match the actual services performed by the organizations. This could result in adjustments to the Company’s research and development expenses in future periods. To date the Company has had no significant adjustments.

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

NOTE 2—NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. As discussed further in Note 11 “Stockholders’ Equity”, Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the Basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at December 31, 2022 and December 31, 2021, stock options, warrants and if converted preferred stock totaling approximately 11,841,000 and 11,249,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and Development revenue is attributable to regions based on the location of our collaboration partner's parent company headquarters. Research and Development revenues disaggregated by location were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Japan	$2,586	$13,136
United States	17,168	25,561
Total research and development revenue	$19,754	$38,697

Bristol Myers Squibb Collaboration Agreement

In February 2021, the Company entered into a Collaboration Agreement (the “BMS Collaboration Agreement”), as amended, with Bristol Myers Squibb to perform strategic research collaboration leveraging the Company’s ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets.

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

The Company had $45.3 million of deferred revenue, current and $5.9 million of deferred revenue, non-current, at December 31, 2022 related to the BMS Collaboration Agreement. The Company had $32.8 million of deferred revenue, current and $30.7 million of deferred revenue, non-current, at December 31, 2021 related to the BMS Collaboration Agreement.

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

As of December 31, 2022 and December 31, 2021, there was no deferred revenue related to the Vertex Collaboration Agreement, respectively.

Takeda Pharmaceutical Company Limited Collaboration Agreements

Research and development revenue from a previously related party was with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) and were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Takeda Development and License Agreement	$—	$13,114
Takeda Multi-Target Agreement	2,586	22
Total research and development revenue, previously related party	$2,586	$13,136

Takeda Development and License Agreement

In September 2018, the Company entered into a Development Collaboration and Exclusive License Agreement, as amended, with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda, for the development and commercialization of products incorporating or comprised of one or more CD38 SLT-A fusion proteins (“Licensed Products”) for the treatment of patients with diseases such as multiple myeloma (the “Takeda Development and License Agreement”). In April 2021, the Company received a notice of termination from Takeda for the Takeda Development and License Agreement. Following receipt of the termination notice from Takeda, the Company notified Takeda of its intent to assume full rights to MT-0169, a second-generation ETB targeting CD38, by entering into an agreement for such rights pursuant to the termination provisions of the Takeda Development and License Agreement. The termination of the Takeda Development and License Agreement was effective in August 2021.

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

As of December 31, 2022 and December 31, 2021, the Company had no deferred revenue related to the Takeda Development and License Agreement.

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

As of December 31, 2022, there was no deferred revenue related to the performance obligation. As of December 31, 2021, deferred revenue was $2.6 million and the remaining unrecognized transaction price of $2.6 million was recognized as research and development revenue in the first quarter of 2022.

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

During the twelve months ended December 31, 2022 and December 31, 2021, the Company recognized no grant revenue under these awards. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in Grant revenue receivable. At December 31, 2022 and December 31, 2021, the Company had no grant revenue receivable.

NOTE 4—MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and available-for-sale marketable securities) at fair value on a recurring basis as of December 31, 2022 and 2021:

		Basis of Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Money market funds	$24,546	$24,546	$—	$—
Commercial paper	21,134	—	21,134	—
United States Treasury Bills	10,702	—	10,702	—
Cash	2,500	2,500	—	—
Total	$58,882	$27,046	$31,836	$—
Amounts included in:
Cash and cash equivalents	$30,023
Marketable securities, current	28,859
Total cash equivalents and marketable securities	$58,882

		Basis of Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Money market funds	$24,058	$24,058	$—	$—
Commercial paper	103,113	—	103,113	—
United States Treasury Bills	14,023	—	14,023	—
Government-related debt securities	5,185	—	5,185	—
Corporate Bonds	5,726	—	5,726
Total	$152,105	$24,058	$128,047	$—
Amounts included in:
Cash and cash equivalents	$25,058
Marketable securities, current	118,061
Marketable securities, non-current	8,986
Total cash equivalents and marketable securities	$152,105

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities at December 31, 2022 and 2021:

	December 31, 2022
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper	$30,022	$1	$—	$30,023
Marketable securities, current - commercial paper, Treasury bills	28,926	—	(67)	28,859

	December 31, 2021
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$25,058	$—	$—	$25,058
Marketable securities, current - commercial paper, Treasury bills and corporate bonds	118,084	6	(29)	118,061
Marketable securities, non-current - Treasury bills	9,011	—	(25)	8,986

The following summarized the contractual maturities of the Company’s available-for-sale investments at December 31, 2022  and 2021:

	December 31, 2022
	Cost Basis	Fair Value
Due in one year or less	$58,948	$58,882
Due after one year through five years	—	—
Total	$58,948	$58,882

	December 31, 2021
	Cost Basis	Fair Value
Due in one year or less	$143,142	$143,119
Due after one year through five years	9,011	8,986
Total	$152,153	$152,105

The Company received no proceeds from the sale of available-for-sale securities for the years ended December 31, 2022 and 2021, respectively, with no realized gain for the years ended December 31, 2022 and 2021. The basis on which the cost of the security sold was determined is by specific share identification.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$21,831	$19,211
Leasehold improvements	12,971	12,822
Furniture and fixtures	518	471
Computer and equipment	658	658
	35,978	33,162
Less: Accumulated depreciation	(21,346)	(13,853)
Total property and equipment, net	$14,632	$19,309

Depreciation expense was $7.7 million and $6.6 million for the years ended December 31, 2022 and 2021, respectively.

In connection with the continued expansion of the Company’s facilities, at December 31, 2022 and 2021, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.3 million and $0.6 million, respectively. The ARO assets are included in

Leasehold improvements. For the year ended December 31, 2022 and December 31, 2021, the Company recorded a non-cash adjustment related to the ARO assets of $0.2 million and zero million, respectively. See Note 9 “Leases” for further discussion.

NOTE 6—BALANCE SHEET COMPONENTS

Accrued liabilities comprise the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued liabilities:
General and administrative	$855	$794
Clinical trial related costs	1,327	1,134
Non-clinical research and manufacturing operations	1,779	2,153
Payroll related	4,828	5,388
Other accrued expenses	34	46
Total Accrued liabilities	$8,823	$9,515

NOTE 7 — RELATED PARTY TRANSACTIONS

Takeda

In connection with the Takeda Multi-Target Agreement described in Note 3, “Research and Development Collaboration Agreements”, Takeda became a related party, pursuant to a stock purchase agreement. Refer to Note 11, “Stockholders’ Equity”, for more detail about the Takeda Stock Purchase Agreement. Additionally, Jonathan Lanfear, a director of the Company, was the Vice President and Global Head of Oncology and Neuroscience Business Development for Takeda until September 25, 2020. In August 2021, Takeda ceased to be a related party after a sale of the above-mentioned shares.

NOTE 8 — BORROWING ARRANGEMENTS

K2 Health Ventures Loan and Security Agreement

In May 2020, the Company entered into the K2 Loan and Security Agreement in the amount of $45.0 million. The K2 Loan and Security Agreement was drawable in three tranches and to date the Company has drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45 % or the sum of the Prime Rate plus 5.2%. In April 2022, the K2 Loan and Security Agreement was amended in exchange for a $0.3 million amendment fee so that (i) payments will be interest only until the loan’s maturity date of June 1, 2024 and (ii) the minimum cash covenant will apply for the entire term of the K2 Loan and Security Agreement. This amendment resulted in a debt modification with the $0.3 million amendment fee recorded as a debt discount.

The K2 Loan and Security Agreement includes both financial and non-financial covenants including the minimum cash covenant. The Company was in compliance with the debt covenants at December 31, 2022.

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

 As of December 31, 2022 and December 31, 2021, the K2 Loan principal balance was $35.0 million and $35.0 million, respectively.

As of December 31, 2022 and December 31, 2021, the carrying value of the long-term debt was $36.2 million and $35.5 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at December 31, 2022  ($ in thousands):

2023	$—
2024	35,000
Total Principal Amounts	35,000
Final Fee Due at Maturity	2,357
Unamortized discount, deferred costs and final fee	(1,189)
Total Long-Term Debt, net	36,168

NOTE 9 – LEASES

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than four years to less than seven years. Leases with an initial term of 12 months or less will not be recorded on the consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases include options to renew, with renewal terms that can extend the lease term for seven years. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

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

On October 18, 2022, the Company entered into that certain Fourth Amendment to Lease between the Company and NW Austin Office Partners LLC (the “Lease Amendment”) which amended the Lease Agreement to document the exercise of its option to extend the term of its lease of the Property for an additional six-year term beginning August 31, 2023 and ending August 31, 2029 (the “Extension Term”). Pursuant to the terms of the Lease Amendment, the aggregate commitments will be $6.7 million over the six-year Extension Term and the parties agreed that so long as the Company is not in default an aggregate amount of $0.2 million shall be abated in installments from the monthly lease commitments until exhausted. The Lease Amendment also provides that prior to the expiration of the Extension Term, the Company has the option to extend the Extension Term for an additional period of seven years.

Changes in the carrying amounts of the Company’s AROs for the years ended December 31, 2022 and 2021 are shown below (in thousands):

	2022	2021
Balance at beginning of year	$1,625	$1,490
Revisions in estimated cash flows	(454)	—
Accretion expense	124	135
Balance at end of year	$1,295	$1,625

In connection with the extension of the lease term for the Property, the original estimated cash flows for the related asset retirement obligation (ARO) was reduced by $0.5 million for the year ended December 31, 2022.

Due to the change in estimated cash flows, the Company recorded a non-cash adjustment to the remaining ARO asset balance of $0.2 million, which is recorded within Leasehold Improvements, see Note 5 “Property and Equipment”. As the reduction of the ARO was greater than the ARO asset balance, the remainder of the non-cash adjustment was recorded to the ROU asset. For the year ended December 31, 2022, the Company recorded non-cash adjustment to the ROU assets for $0.3 million related to the decrease of the ARO.

For the year ended December 31, 2021, the Company recorded a non-cash impairment charges related to the lease ROU assets of $0.6 million, which is recorded in general and administrative expenses.

As of December 31, 2022, the Company did not have any operating and finance leases that have not yet commenced.

The components of lease expense for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Operating leases
Operating lease expense	$2,611	$2,778
Variable lease expense	524	476
Total operating lease expense	$3,135	$3,254

The following table summarizes the balance sheet classification of leases at December 31, 2022 (in thousands):

Operating leases
Operating lease right-of-use assets	$11,132

Operating lease liabilities, current[1]	$2,182
Operating lease liabilities, non-current	12,231
Total operating lease liabilities	$14,413

1.	Included in other current liabilities.

The following table presents other information on leases as of December 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Weighted average remaining lease term, operating leases	5.54 years	5.65 years
Weighted average discount rate, operating leases	8.21%	7.02%

Future minimum payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2022 (in thousands):

Operating Leases

2023	3,255
2024	3,369
2025	3,299
2026	2,564
Thereafter	5,509
Total lease payments	17,996
Less:
Imputed interest	(3,583)
Total lease liabilities	$14,413

Supplemental cash flow information related to the Company’s leases were as follows for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$3,252	$3,204
Financing cash flows finance leases	$—	$1

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into project work orders for each of its clinical trials with CROs and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately $0.5 million at December 31, 2022.  The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug candidates. The Company was contractually obligated for up to approximately $46.7 million of future services under these agreements at December 31, 2022, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations which in total range from $4.9 million to $5.5 million and includes signed orders for capital equipment.

Contingencies

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, suppliers, lessors, business partners, collaborators and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by or on behalf of the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements and may enter in the future with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers and directors in certain circumstances. The Company maintains product liability insurance, clinical trial insurance and comprehensive general liability insurance, which may cover certain liabilities arising from its indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 11—STOCKHOLDERS’ EQUITY

Private Placement and Related Warrants

On August 1, 2017, the Company entered into a securities purchase agreement with Longitude Venture Partners III, L.P. and certain other accredited investors (the “Longitude Securities Purchase Agreement”), pursuant to which the Company sold an aggregate of 5,793,063 units (the “Units”) having an aggregate purchase price of $40.0 million (“PIPE Financing”), each such Unit consisting of (i) one (1) share (the “Shares”) of our common stock and (ii) a warrant (the “Private Placement Warrants”) to purchase 0.5 shares of our common stock (the “Private Placement”). The Private Placement was pursuant to equity commitment letter agreements entered into by and between the Company and investors in March 2017 and June 2017. The purchase price per Unit was $6.9048. The Warrants are exercisable for a period of seven years from the date of their issuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants. At December 31, 2022, there were warrants outstanding under this agreement to purchase 2,896,528 shares of common stock. The warrants were valued at $16.3 million using the Black-Scholes model and recorded in additional paid-in capital. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 147%, risk free interest rate of 2.07%, and expected term of 7.0 years. The warrants were exercisable upon issuance and expire August 1, 2024.

In December 2015, the Company entered into an agreement with Wedbush (“Wedbush Agreement”), which was subsequently amended in December 2017, related to Wedbush’s services associated with the equity financing under the Longitude Securities Purchase Agreement. As part of the Wedbush Agreement, the Company issued warrants to purchase 57,930 shares of its common stock (the “Wedbush Warrants”). The Wedbush Warrants are exercisable for a period of seven years from the date of their reissuance at a per-share exercise price of $6.8423 (which exercise price shall be payable in cash or through a cashless exercise mechanic), subject to certain adjustments as specified in the Warrants. At December 31, 2022, there were Wedbush Warrants outstanding to purchase 57,930 shares of common stock. The Wedbush Warrants were valued at $0.4 million using the Black-Scholes model. The Black-Scholes inputs used were: expected dividend rate of 0%, expected volatility of 108%, risk free interest rate of 2.3%, and expected term of 7.0 years. The warrants were exercisable upon issuance and expire December 1, 2024.

Subsequent Private Placements

In connection with the execution of the Takeda Multi-Target Agreement, the Company entered into a stock purchase agreement with Takeda (the “Takeda Stock Purchase Agreement”). Pursuant to the Takeda Stock Purchase Agreement, following the consummation of the Private Placement, Takeda purchased 2,922,993 shares of the Company common stock, at a price per share of $6.8423, for an aggregate purchase price of $20.0 million.

In connection with the execution of the Vertex Collaboration Agreement, the Company entered into a stock purchase agreement with Vertex (the “Vertex Stock Purchase Agreement”). Pursuant to the Vertex Stock Purchase Agreement, Vertex purchased 1,666,666 shares of the Company common stock, at a price per share of $9.00, for an aggregate purchase price of $15.0 million. See Note 3, “Research and Development Agreements” for additional information.

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

On November 25, 2019, the Company closed its underwritten public offering (the “2019 Public Offering”) of 6,900,000 shares of its common stock at a price to the public of $8.00 per share, and 250 shares of newly designated Series A Convertible Preferred Stock (“Series A Preferred Stock”) at a price to the public of $8.00 per share. The offering included the exercise in full by the underwriters of their option to purchase up to 900,000 additional shares of common stock. The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $53.4 million. Each share of Series A Preferred Stock is convertible to 1,000 shares of Common Stock, provided that the holder of Series A Preferred Stock will be prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company’s common stock and pari passu with any distributions to the holders of the Company’s Series A Preferred Stock. Holders of Series A Preferred Stock participate in earnings equally with Common Stock shareholders, with the same dividend rate, but do not participate in losses as discussed in Note 2, “Net Loss per Common Share”. The Series A Preferred Stock has no voting rights, except as required by law and except that the consent of the Series A Preferred Stockholders will be required to amend the terms of the Series A Preferred Stock. Based on the guidance in ASC 470-20-20, the Company determined that a BCF existed, as the effective conversion price for the Series A Preferred Stock at issuance was less than the fair value of the common stock which the preferred shares are convertible into. The BCF based on the intrinsic value of the date of issuances for the Series A Preferred Stock was $0.7 million.

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

NOTE 12—EQUITY INCENTIVE PLANS AND STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

In May 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan serves as a successor to the 2004 Amended and Restated Equity Incentive Plan (“2004 Plan”), 2009 Stock Plan, as amended (“2009 Plan”) and 2014 Equity Incentive Plan (“2014 Plan”) with any forfeited, expired or cancelled awards under those plans being absorbed into the 2018 Plan for future issuance. The terms of the 2018 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards that may be settled in cash, stock, or other property. Stock options may be granted under the 2018 Plan with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options under the 2018 Plan may be granted with terms of up to ten years and generally vest over a period of four years, with the exception of grants to non-employee directors and consultants where the vesting period is or may be shorter. The total number of shares of the Company’s common stock initially reserved for issuance under the 2018 Plan was equal to the sum of (i) 2,000,000 newly reserved shares, which included, as of April 30, 2018, 104,184 shares reserved and unallocated under the 2009 Stock Plan, as amended, and 335,040 shares reserved and unallocated under the 2014 Equity Incentive Plan, as amended, plus (ii) up to 2,885,121 additional shares that may be added to the 2018 Plan in connection with the forfeiture, expiration or cancellation of awards outstanding under the 2014 Plan, the 2009 Plan and the 2004 Plan as of May 31, 2018. Additionally, the number of shares of common stock that may be issued under the 2018 Plan shall increase on each January 1, beginning with January 1, 2019, and continuing through and including January 1, 2028 by an amount equal to the lesser of (i) 4% of the number of outstanding shares of common stock on that date and (ii) an amount determined by the Company’s board of directors or compensation committee; provided, however, that in no event will the number of shares available for issuance under the 2018 Plan be increased to the extent such increase, in addition to any other increases proposed by the board of directors in the number of shares available for issuance under all other employee or director stock plan would result in the total number of shares then available for issuance under all employee and director stock plans exceeding 20% of the outstanding shares of the Company’s common stock on the first day of the applicable fiscal year. As of December 31, 2022, options to purchase 2,814,408 shares of common stock were available for future grants under the 2018 Plan.

2004 Employee Stock Purchase Plan

On January 1, 2017, an additional 9,091 shares were authorized for issuance under the 2004 Employee Stock Purchase Plan (“2004 Purchase Plan”) pursuant to the annual automatic increase to the authorized shares under the 2004 Purchase Plan. The 2004 Purchase Plan contains consecutive, overlapping 24 month offering periods. Each offering period includes four six-month purchase periods. The price of the common stock purchased will be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the purchase period. For the years ended December 31, 2022 and 2021, no shares were purchased by employees under the 2004 Purchase Plan. At December 31, 2022 and December 31, 2021, there were 8,636 were authorized and available for issuance under the 2004 Purchase Plan.

Equity Incentive Plan

The following table summarizes information about stock option activity for years ended December 31, 2022 and 2021:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2020	6,697,927	$9.13	7.76	$13.79
Granted	2,683,818	$12.84
Exercised	(320,716)	$5.05
Cancelled	(1,206,556)	$11.46
Balances, December 31, 2021	7,854,473	$10.21	6.72	$0.95
Granted	2,920,189	$2.21
Exercised	(46,598)	$0.71
Cancelled	(2,281,601)	$9.44
Balances, December 31, 2022	8,446,463	$7.70	7.09	$-

Vested and expected to vest, December 31, 2022	8,446,463	$7.70	7.09	$-
Exercisable at December 31, 2022	4,852,746	$8.91	6.07	$-

At December 31, 2022, stock options outstanding and exercisable by exercise price were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.33-1.27	1,058,749	7.43	$0.92	298,909	$1.27
$1.70-2.35	87,053	8.97	$2.30	3,453	$1.85
$2.77-2.77	1,643,051	8.63	$2.77	232,303	$2.77
$3.08-5.81	815,521	6.29	$4.71	733,059	$4.75
$6.31-6.31	913,037	5.41	$6.31	913,037	$6.31
$6.52-9.40	1,082,012	6.08	$8.80	945,395	$8.95
$10.78-13.99	454,814	6.04	$12.35	310,753	$12.39
$14.05-14.05	1,259,793	7.63	$14.05	584,120	$14.05
$14.50-14.94	961,442	7.08	$14.57	685,157	$14.57
$15.43-61.27	170,991	7.12	$16.79	146,560	$16.89
$0.33-61.27	8,446,463	7.09	$7.70	4,852,746	$8.91

The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was zero and $1.2 million, respectively, as determined at the date of the option exercise.

Cash received from stock option exercises was zero and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The Company issues new shares of common stock upon exercise of options. In connection with the exercises, there is no tax benefit realized by the Company due to the Company’s current loss position.

Equity-Based Compensation Expense

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$6,096	$8,839
General and administrative	5,813	7,792
Total stock-based compensation	$11,909	$16,631

At December 31, 2022, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s 2018 equity incentive plan was approximately $17.0 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.24 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Employee Stock Options:
Risk-free interest rate	2.35%	0.93%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	88.59%	113.25%
Weighted-average fair value of stock options granted	$1.65	$10.81

NOTE 13—INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company recorded an income tax provision expense of $0.1 million and zero, respectively.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	2022	2021
U.S. federal taxes (benefit) at statutory rate	$(19,459)	$(17,431)
State federal income tax benefit	(8,653)	(3,834)
Permanent differences	3	15
Stock compensation	1,964	1,666
Research and development credits	(2,494)	(2,840)
Change in valuation allowance due to operations	30,619	24,219
Change in state rate and carryovers	(1,927)	(1,795)
Total	$53	$—

The tax effects of temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$53,957	$63,372
Interest	—	603
Research and development credits	15,235	12,422
Deferred stock compensation	8,086	5,916
Deferred revenue	16,127	699
Lease liability	4,516	3,095
Accrued expenses and other	1,846	1,636
Capitalized Research & Experimental Expenditures	19,764	—
Total deferred tax assets	119,531	87,743

Total deferred tax liabilities
Depreciable and amortizable assets	(1,329)	(1,459)
Right-of-use asset	(3,488)	(2,189)
Total deferred tax liabilities	(4,817)	(3,648)
Less: Valuation allowance	(114,714)	(84,095)
Net deferred tax assets	$—	$—

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $506.7 million and state net operating loss carryforwards of approximately $13.0 million available to offset future taxable income. $286.7 million of the Company’s federal net operating loss carryforwards will begin to expire in 2025 through 2037, if not used before such time to offset future taxable income or tax liabilities. $220.0 million of the Company’s federal net operating loss has an indefinite life and will not expire. A portion of the Company’s net operating loss carryforward is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal and state tax laws. The annual limitation may result in the expiration of the net operating loss before utilization. The Company currently anticipates $253.2 million of NOLs to expire unutilized due to a previous section 382 limitation.

At December 31, 2022, the Company had federal research and development tax credits available to offset future taxes of approximately $22.4 million, which expire in the year beginning 2022, and state research and development tax credits of approximately $2.9 million, which expire beginning 2033. The Company currently anticipates $9.5 million of federal research and development tax credits to expire unutilized due to a previous section 382 limitation.

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance increased by $30.6 million from continuing operations.

The Company has no uncertain tax positions as of December 31, 2022 and 2021. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties due to the Company’s net operating losses available to offset any tax adjustment. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss carryforwards, all of its tax years are subject to federal and state tax examination.

NOTE 14—EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Molecular Templates 401(k) Plan”). Participants meeting certain criteria, as defined in the plan document, are eligible for a matching contribution, in amounts determined at the discretion of the Company. Contributions to the Molecular Templates 401(k) Plan by the Company were $0.7 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 15—SUBSEQUENT EVENTS

Strategic Reprioritization

On March 29, 2023, the Company’s Board of Directors approved a strategic reprioritization and corresponding reduction in workforce, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to the Company’s collaboration with Bristol Myers Squibb. The Restructuring will reduce the Company’s current workforce from approximately 222 full-time employees to approximately 50% of that number.  The Restructuring will result in the cessation of the Company’s MT-5111 clinical development program, and will focus the majority of the Company’s pre-clinical efforts around activities related to the Bristol Myers Squibb collaboration.  The Company estimates that it will incur approximately $0.4 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The Company communicated the workforce reduction on March 30, 2023 and expects the majority of the costs associated with the Restructuring to be incurred during the quarter ending June 30, 2023. The Company anticipates incurring additional costs related to the Restructuring, however, such costs cannot be reasonably estimated as of the time of the filing of this Annual Report on Form 10-K.

Collaboration Agreements

In March 2023, the research program for one of the collaboration’s targets has been completed and the related performance obligation has been deemed complete by the Company. At December 31, 2022, the Company had $25.8 million of deferred revenue, current related to the completed performance obligation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting at December 31, 2022 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Strategic Reprioritization and Reduction in Workforce

On March 29, 2023, the Company’s Board of Directors approved a strategic reprioritization and corresponding reduction in workforce, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to the Company’s collaboration with Bristol Myers Squibb. The Restructuring would reduce the Company’s current workforce from approximately 222 full-time employees to approximately 50% of that number.  The Restructuring will result in the cessation of the Company’s MT-5111 clinical development program, and will focus the majority of the Company’s pre-clinical efforts around activities related to the Bristol Myers Squibb collaboration.  The Company estimates that it will incur approximately $0.4 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The Company expects the majority of the costs associated with the Restructuring to be incurred during the quarter ending June 30, 2023. The Company anticipates incurring additional costs related to the Restructuring, however, such costs cannot be reasonably estimated as of the time of the filing of this Annual Report on Form 10-K. For a discussion of our recently announced Restructuring, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Strategic Reprioritization”.

Departure of Scott Morenstein from the Board of Directors

On March 27, 2023, Scott Morenstein notified the Company that he is resigning from the Board of Directors of the Company effective on March 30, 2023. Prior to his resignation, Mr. Morenstein served as a Class II director of the Company and as a member of the Audit Committee of the Board of Directors. The Company expressed gratitude to Mr. Morenstein for his contributions to the Board of Directors and the Company. Mr. Morenstein’s resignation did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2022 fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

10.11

Form of Company Support Agreement by and between Molecular Templates OpCo, Inc. and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979) filed on March 17, 2017).

10.12

Form of Molecular Templates OpCo, Inc. Support Agreement by and between the Company and each of the parties named in each agreement therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as amended (File No. 001-32979) filed on March 17, 2017).

10.13

Lease Agreement, dated October 1, 2016, and First Amendment to the Lease Agreement, dated January 30, 2017, by and between NW Austin Office Partners LLC and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on May 15, 2017).

10.13.1

Second Amendment to the Lease Agreement, dated March 29, 2017, by and between NW Austin Office Partners LLC and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.13.2

Third Amendment to the Lease Agreement, dated June 23, 2017, by and between NW Austin Office Partners LLC and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.13.3

Fourth Amendment to the Lease Agreement, dated October 18, 2022, by and between NW Austin Officer Partners LLC and Molecular Templates, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on November 10, 2022).

10.14+

Molecular Templates Amended and Restated 2009 Stock Plan, as amended through September 19, 2013 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.15+	Molecular Templates 2009 Stock Plan Form of Option Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2018).

10.16

Equity Commitment Letter Agreement, dated as of March 16, 2017, among the Company, Molecular Templates OpCo, Inc., and Longitude Venture Partners III, L.P. (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-4 (File No. 333-217993) filed on May 15, 2017, as amended on June 27, 2017).

10.17

Note Purchase Agreement, dated as of March 16, 2017, by and between the Company and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-4 (File No. 333-217993) filed on May 15, 2017, as amended on June 27, 2017).

10.18

Securities Purchase Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 7, 2017).

10.19

Registration Rights Agreement, dated August 1, 2017, among the Company and the investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 7, 2017).

10.20†

Cancer Research Grant Contract, dated as of November 7, 2012, by and between the Cancer Prevention & Research Institute of Texas and Molecular Templates OpCo, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 001-32979), filed on June 22, 2018).

10.21+	Molecular Templates, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on June 1, 2018).

10.22+

Form of Stock Option Grant Notice and Option Agreement for employees under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-225826) filed on June 22, 2018).

10.24+

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-225826) filed on June 22, 2018).

10.23†

Cancer Research Grant Contract, dated September 18, 2018, by and between The Company and the Cancer Prevention and Research Institute of Texas (incorporated by reference to Exhibit 10.3 to the Company Quarterly Report on Form 10-Q/A (File No. 001-32979) filed on February 13, 2019).

10.24

Sublease Agreement, dated as of January 23, 2019, by and between the Company and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 29, 2019).

10.25

Registration Rights Agreement, dated February 27, 2018, by and between the Company and Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 2, 2018).

10.26

First Amendment to Sublease Agreement, dated as of May 16, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 12, 2019).

10.27+

Executive Employment Agreement, dated January 3, 2019, by and between Roget J. Waltzman, M.D. and the Company (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 13, 2020).

10.28

Loan and Security Agreement, dated May 21, 2020, by and among the Company, Molecular Templates OpCo, Inc., and, K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on May 22, 2020).

10.29

First Amendment to Loan and Security Agreement, dated May 21, 2020, by and among the Company, Molecular Templates OpCo, Inc., and, K2 Health Ventures LLC and Ankura Trust Company, LLC, effective April 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 13, 2022).

10.30

Sales Agreement, dated August 7, 2020, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on August 7, 2020).

10.31††

Collaboration Agreement, dated February 10, 2021, by and between the Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 14, 2021).

10.32††*

Amendment No. 1 to Collaboration Agreement, dated December 2, 2021, by and between the Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 29, 2022.

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

MOLECULAR TEMPLATES, INC.

March 30, 2023	By:	/s/ ERIC E. POMA, PH.D.
Eric E. Poma, Ph.D. Chief Executive Officer and Chief Scientific Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric E. Poma, Ph.D.	Chief Executive Officer and Chief Scientific Officer (Principal Executive Officer)	March 30, 2023
Eric E. Poma, Ph.D.

/s/ Jason S. Kim	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Jason S. Kim

/s/ Harold E. Selick, Ph.D.	Director	March 30, 2023
Harold E. Selick, Ph.D.

/s/ Jonathan Lanfear	Director	March 30, 2023
Jonathan Lanfear

/s/ David R. Hoffmann	Director	March 30, 2023
David R. Hoffmann

/s/ David Hirsch, M.D., Ph.D.	Director	March 30, 2023
David Hirsch, M.D., Ph.D.

/s/ Kevin Lalande	Director	March 30, 2023
Kevin Lalande

/s/ Scott Morenstein	Director	March 30, 2023
Scott Morenstein

/s/ Corazon “Corsee” Sanders, Ph.D.	Director	March 30, 2023
Corazon “Corsee” Sanders, Ph.D.

/s/ Gabriela Gruia, M.D.	Director	March 30, 2023
Gabriela Gruia, M.D.