Form 10-K/A
period 2022-12-31
Molecular Templates, Inc.
filed 2023-04-28
CIK 1183765

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

On April 24, 2023 there were 56,351,647 shares of the registrant’s common stock outstanding.

Auditor Name: Ernst & Young LLP	Auditor Firm ID: 42	Auditor Location: Austin, Texas

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Molecular Templates, Inc. (the “Company,” “we,” “our,” “us” or “Molecular”) for the fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

In this Amendment, unless the context specifically indicates otherwise, “the Company”, “we”, “us”, “our” and “MTEM” refer to Molecular Templates, Inc. and its subsidiaries following the Merger, effective on August 1, 2017, and to Private Molecular and its subsidiaries prior to the Merger. References to “Pre-Merger Threshold” means Threshold prior to the Merger effective on August 1, 2017.

Special Note Regarding Forward-Looking Statements

This Amendment contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•

the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-8421, MT-0169 and other engineered toxin body (“ETB”) biologic candidates;

•

our utilization of a de-immunized ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome; via de-immunization of the Shiga-like Toxin A subunit as well as chemistry, manufacturing, and controls improvements;

•	the timing and our ability to advance the development of our drug or biologic candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
•	our ability to obtain the benefits we anticipate from partnering, collaboration, or supply agreements that we may enter into;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates;
•	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
•	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;
•	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient and drug or biologic product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our anticipated use of proceeds from any financing activities;
•	the expected cost savings from our strategic restructuring;
•

the extent to which global economic and political developments, including the impact of the COVID-19 pandemic and inflation, will affect our business operations, clinical trials, or financial condition;

•	the impact of laws and regulations;
•	our projected financial performance and compliance with existing debt covenants; and
•	the sufficiency of our cash resources; and other risks and uncertainties, including those listed under Part I, Item 1A, “Risk Factors” of the Original 10-K.

Any forward-looking statements in this Amendment reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A, “Risk Factors” and elsewhere in the Original 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Amendment also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Molecular Templates, Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

Our certificate of incorporation, as amended and restated, provides that our business is to be managed by or under the direction of a classified board of directors. This means our Board of Directors is divided into three classes for purposes of election, with each class having as nearly as possible an equal number of directors. One class is elected at each annual meeting of stockholders to serve for a three-year term. The term of service of each class of directors is staggered so that the term of one class expires at each annual meeting of stockholders.

Our Board currently consists of eight (8) members, classified into three classes as follows:

•	Class I is comprised of Eric E. Poma, Ph.D., Harold E. Selick, Ph.D. and Gabriela Gruia, M.D., with a term ending at the 2023 annual meeting of stockholders;
•	Class II is comprised of Jonathan Lanfear and Corsee Sanders, Ph.D, with a term ending at the 2024 annual meeting of stockholders; and
•	Class III is comprised of David Hirsch, M.D., Ph.D., David R. Hoffmann and Kevin Lalande, with a term ending at the 2025 annual meeting of stockholders.

Our certificate of incorporation and bylaws, each as amended and restated, provide that the authorized number of directors may be changed only by resolution of a majority of the Board of Directors. The Board of Directors makes an effort to distribute additional directorships resulting from an increase in the number of directors among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of a majority of shares then entitled to vote at an election of directors. Any vacancy on our Board of Directors, including a vacancy resulting from an enlargement of our Board of Directors, may be filled only by the vote of a majority of our directors then in office.

Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion that each person listed below should serve as a director is set forth below:

Name	Age	Position with the Company
Eric E. Poma, Ph.D.	51	Chief Executive Officer and Chief Scientific Officer, Director
Harold E. Selick, Ph.D.(2)(3)	68	Chairman of the Board
Gabriela Gruia, M.D.(3)	66	Director
David Hirsch, M.D., Ph.D.(1)(3)	52	Director
David R. Hoffmann(1)	78	Director
Kevin Lalande(2)	50	Director
Jonathan Lanfear(1)	54	Director
Corsee Sanders, Ph.D.(2)	66	Director
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Eric E. Poma, Ph.D.

Dr. Poma has been a director of the Company since August 2017, effective as of the Merger. Dr. Poma is the Chief Executive Officer and Chief Scientific Officer of the Company and founded Private Molecular in February 2009, serving on its board of directors since its inception. From March 2005 until September 2008, Dr. Poma was Vice President of Business Development of Innovive Pharmaceuticals (acquired by Cytrx Corporation), a biotechnology company. As the founder of Private Molecular and in his role as Chief Scientific Officer, he led the invention of technology underlying the Company’s platform technology and what constitutes the whole of the Company’s current pipeline of candidates. Dr. Poma received his Ph.D. in Microbiology and Immunology and B.S. in Biology from the University of North Carolina at Chapel Hill and his M.B.A. from New York University. Our Board has concluded that Dr. Poma should serve as a director of the Company based on Dr. Poma’s direct involvement in the creation of, and knowledge of, our technology platform and extensive experience in the industry, which provides invaluable insight to our Board on matters involving the Company and its future goals. Additionally, having the Chief Executive Officer as a director is an optimal way, in the Company’s opinion, of ensuring the most efficient execution and development of the Company’s business goals and strategies.

Harold E. “Barry” Selick, Ph.D.

Dr. Selick is chairman of the Company’s Board and has served as a director of the Company since August 2017, effective as of the Merger, and served as a Pre-Merger director of Threshold since June 2002. He is currently the Vice Chancellor of Business Development, Innovation and Partnerships at the University of California, San Francisco, a position that he has held since April 2017. Previously, Dr. Selick served as Pre-Merger Threshold’s Chief Executive Officer from June 2002 until March 2017. Dr. Selick previously served as director of Amunix Pharmaceuticals, lead director and chairman of PDL Biopharma, chairman of the board of directors of Catalyst Biosciences and currently serves as chairman of the board of Protagonist Therapeutics, the latter two of which are currently public drug discovery and development companies. Dr. Selick received his B.A. in Biophysics and Ph.D. in Biology from the University of Pennsylvania and was a Damon Runyon-Walter Winchell Cancer Fund Fellow and an American Cancer Society Senior Fellow at the University of California, San Francisco. Our Board has concluded that Dr. Selick should serve as a director of the Company based on Dr. Selick’s extensive experience and industry knowledge. In addition, Dr. Selick brings an understanding of our Company and business, previously serving as Pre-Merger Threshold’s Chief Executive Officer.

Gabriela Gruia, M.D.

Dr. Gruia has been a director of the Company since 2022. Dr. Gruia is an oncologist with over 25 years of experience in oncology drug development, spanning cell and gene therapy, bi-specifics, biologics, immunotherapy, and small molecules and currently serves as the Founder and Principal of Gabriela Gruia Consulting, LLC. From February 2020 to January 2021, Dr. Gruia served as Chief Development Officer at Ichnos Sciences, where she oversaw development activities for several key functions, including Clinical Development and Clinical Operations, Regulatory Sciences, Clinical Pharmacology, Toxicology, and Biostatistics. From August 2004 to February 2020, Dr. Gruia was Senior Vice President and Global Head of Regulatory Affairs for Novartis Oncology, where she led the world class oncology regulatory affairs organization and oversaw all regulatory activities in close partnership with research collaborators, preclinical development, development organization and senior management. While at Novartis, Dr. Gruia spearheaded the worldwide submission and approval of multiple new molecular entities, including Tasigna®, Jakavi®, Afinitor®, Signifor®, Zykadia®, Farydak®, Rydapt®, Odomzo®, Kisqali®, Kymriah®, Adakveo®, and Piqray®. Dr. Gruia serves as a member of the board of directors of TSCAN Therapeutics and Tessa Therapeutics Ltd. Dr. Gruia earned a doctorate in medicine from Bucharest Medical School in Romania and a Masters in Breast Pathology and Mammography from the Rene Huguenin/Curie Institute Cancer Center in Paris, France. She completed training in oncology and hematology at Rene Descartes University in Paris, France. Our Board has concluded that Dr. Gruia should serve as a director of the Company because of her perspective and experience as a board member in the life sciences industry, as well as her strong medical, regulatory and scientific background, specifically in oncology and oncology drug development.

David Hirsch, M.D., Ph.D.

Dr. Hirsch has been a director of the Company since August 2017, effective as of the Merger. Since 2006, Dr. Hirsch has served as a Founder and Venture Partner at Longitude Capital, where he focuses on investments in biotechnology. Dr. Hirsch currently serves as Chief Executive Officer and as a director of Alpha 9 Theranostics, Inc. Dr. Hirsch currently serves on the board of directors of Tricida, Inc. (TCDA), Poseida Therapeutics, Inc. (PSTX) and Rapid Micro Biosystems, Inc. In addition, Dr. Hirsch has previously served on the board of Collegium Pharmaceutical, Inc.

(COLL), Amunix Pharmaceuticals, Inc., and a number of private companies. Dr. Hirsch holds a Ph.D. in Biology from the Massachusetts Institute of Technology, an M.D. from Harvard Medical School and a B.A. in Biology from Johns Hopkins University. Our Board has concluded that Dr. Hirsch should serve as a director of the Company based on Dr. Hirsch’s perspective and experience as an investor and board member in the life sciences industry, as well as his strong medical and scientific background.

David R. Hoffmann

Mr. Hoffmann has been a director of the Company since August 2017, effective as of the Merger, and served as a Pre-Merger director of Threshold since April 2007. Since 2002, Mr. Hoffmann has served as the Chief Executive Officer of Hoffmann Associates, a multi-group company specializing in cruise travel and financial and benefit consulting. He serves on the board of directors of DURECT Corporation, serving as Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Hoffmann holds a B.S. in Business Administration from the University of Colorado. Our Board has determined that Mr. Hoffmann qualifies as an “audit committee financial expert” as defined by the rules of the SEC. Our Board has concluded that Mr. Hoffmann should serve as a director of the Company based on Mr. Hoffmann’s financial expertise and industry experience.

Kevin Lalande

Mr. Lalande has been a director of the Company since August 2017, effective as of the Merger. Mr. Lalande served on the board of directors of Private Molecular since 2009. Mr. Lalande is the Managing Member of SHV Management Services, LLC, a multi-strategy investment partnership with over $900 million in capital under management. Mr. Lalande currently serves as a director for a number of privately-held companies as well as Lumos Pharma, a publicly-traded biotechnology company, and previously served as a director for LDR Holding Corporation, now Zimmer Biomet, a publicly-traded medical device company. Mr. Lalande holds a B.S. in Electrical and Computer Engineering from Brigham Young University, an M.B.A. with Highest Distinction from the Harvard Business School, and a graduate certificate in Artificial Intelligence from Stanford University. Our Board has concluded that Mr. Lalande should serve as a director of the Company based on his substantial experience as a venture capitalist and as a director of a number of privately-held and public companies.

Jonathan Lanfear

Mr. Lanfear has been a director of the Company since May 2018. Mr. Lanfear is currently Principal at Lanfear Advisors LLC, providing business development, corporate strategy and operational consulting to public and private sector biotech and biopharmaceutical companies. Additionally, Mr. Lanfear presently holds the position of President and Chief Executive Officer at HiberCell, Inc. Prior to assuming these roles, he served as the company’s Chief Operating Officer from September 2021 until June 2022. From December 2011 to September 2020, Mr. Lanfear was employed by Takeda Pharmaceuticals where he was Vice President and Global Head of R&D Business Development. Mr. Lanfear holds a B.S. in Chemical Engineering and a Master’s degree in Bioengineering, both from the University of Michigan (Ann Arbor), and an M.B.A. from Washington University (St. Louis). Mr. Lanfear previously served on the board of directors of Aquinnah Pharmaceuticals, a privately-held neurodegeneration-focused company and ARTham Therapeutics, Inc., a privately held clinical stage biopharmaceutical company focused on medicines that satisfy significant unmet medical need. Our Board has concluded that Mr. Lanfear should serve as a director of the Company based on Mr. Lanfear’s industry perspective and experience developed through his leadership roles with Takeda Pharmaceuticals as well as his industry consulting experience.

Corsee Sanders, Ph.D.

Dr. Sanders has been a director of the Company since December 2019. From November 2019 to February 2020, Dr. Sanders served as a Strategic Advisor to the Global Development Group of Bristol Myers Squibb. Previously, Dr. Sanders served as Strategic Advisor to the Office of the Celgene Chief Medical Officer, since March 2018 to November 2019, ensuring effective integration of Juno Therapeutics’ Development Organization into the Celgene Organization, specifically the unique CAR T aspects, advising the label-enabling CAR T legacy Juno program (JCAR017), and advising the Chief Medical Officer and the Chief Medical Officer’s leadership team in evolving the clinical development organization. From January 2017 to March 2018, Dr. Sanders was a Member of the Juno Therapeutics Executive Committee as Head of Strategic and Development Operations, with responsibilities for strategic operations, quantitative sciences, biosample and clinical operations. Dr. Sanders was a Member of the Genentech/Roche Late-Stage Portfolio Committee from 2011 to 2017, and Global Head of the Genentech/Roche Late Stage Clinical Operations from 2012 to 2017, with responsibility for leading nearly 2,500 employees, across 5 strategic and 20 local country sites, in planning and conducting global development and local clinical trials in over 70 countries. Dr. Sanders has directly contributed and/or provided oversight in developing multiple approved pharmaceutical products including Claritin®, Rituxan®, Herceptin®, TNKase®, Cathflo®, Xolair, Avastin®, Tarceva®, Lucentis®, Zelboraf®, Perjeta®, Erivedge®, Gazyva®, Kadcyla®, Alecensa®, Cotellic®, Venclexta®, Tecentriq®, Ocrevus®, Hemlibra®, and JCAR017®, a CAR T cell therapy for NHL. She currently serves as a member of the Board of Trustees as well as the Co-Chair of the Board of Advisors for the Fred Hutchinson Cancer Research Center. Dr. Sanders currently serves as a director for biopharmaceutical companies, such as Ultragenyx Pharmaceuticals, Inc., Beigene, Ltd., AltruBio,r Inc. and Legend Biotech Corporation. Dr. Sanders earned her B.S. and M.S. in statistics, graduating Magna Cum Laude from the University of the Philippines, and her M.A. and Ph.D. in statistics from the Wharton Doctoral Program at the University of Pennsylvania. Our Board has concluded that Dr. Sanders should serve as a director of the Company based on Dr. Sanders’s extensive background in pharmaceutical operations as well as her scientific and leadership experience.

Certain Corporate Governance Matters

Audit Committee. Our Audit Committee currently has three members, David R. Hoffmann (Chairman), David Hirsch, M.D., Ph.D. and Jonathan Lanfear. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the listing standards of Nasdaq as such standards apply specifically to members of audit committees. The Board has determined that Mr. Hoffmann is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include, among others:

•	appointing, evaluating, retaining, overseeing, and if need be, terminating the engagement of any independent auditor;
•	assessing the qualification, performance and independence of our independent auditor;
•	pre-approving all audit and non-audit services to be performed by our independent auditor;
•	reviewing our financial statements and related disclosures;
•	reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control and disclosure controls and procedures;
•	reviewing our overall risk management framework;
•	overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;
•	reviewing and discussing with management and the independent auditor the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports;
•	reviewing and approving related person transactions; and
•	preparing the audit committee report that the SEC requires in our annual proxy statement.

A copy of the Audit Committee’s written charter is publicly available on our website at www.mtem.com.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board of Directors.

Policy Prohibiting Hedging

We maintain an Insider Trading Policy that prohibits our officers, directors, and employees from, among other things, engaging in speculative transactions in our securities, including by way of the purchase or sale of a put option, a call option or a short sale (including a short sale “against the box”), or engaging in hedging transactions, including prepaid variable forward contracts, equity swaps, collars and exchange funds.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all directors, officers and employees. This code is intended to promote the conduct of all of the Company’s business in accordance with high standards of integrity and in compliance with all applicable laws and regulations. It aligns with our Company values, including respect and integrity, and deters wrongdoing. The text of the code of business conduct and ethics is posted on our website at www.mtem.com under our “Investors – Governance – Governance Documents” page. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the listing standards of Nasdaq.

Delinquent Section 16(A) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our common stock or other equity securities to file with the SEC certain reports of ownership and reports of changes in ownership of our securities. Executive officers, directors, and stockholders who hold more than 10% of our outstanding registered common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). Based solely on a review of this information and written representations from these persons that no other reports were required, we believe that, during the prior fiscal year all of our executive officers, directors, and, to our knowledge, 10% stockholders complied with the filing requirements of Section 16(a) of the Exchange Act, except for the Form 4 filings for each of SHV Management Services, LLC and Kevin M. Lalande, each of whom filed their respective Forms 4 on June 21, 2022 to report the purchase of 100,000 shares of common stock on June 13, 2022, 60,000 shares of common stock on June 14, 2022, and 62,000 shares of common stock on June 15, 2022.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors. We have employment agreements with all of our executive officers, and all of our executive officers are at-will employees.

Name	Age	Position
Jason S. Kim	48	President, Chief Operating Officer, Interim Chief Financial Officer and Treasurer
Roger J. Waltzman, M.D.	55	Chief Medical Officer

Jason S. Kim

Mr. Kim joined Private Molecular in February 2010 and served as its President and Chief Financial Officer until the completion of the Merger. Previously, Mr. Kim served in various corporate development, strategic planning, and commercial roles at OSI Pharmaceuticals, Inc. (now Astellas Pharma US, Inc.) and ImClone Systems, Inc. (now Eli Lilly and Company). Mr. Kim received his B.A. in Neuroscience and Behavior from Wesleyan University and an M.B.A. from the Wharton School, University of Pennsylvania.

Roger J. Waltzman, M.D.

Dr. Waltzman has served as the Chief Medical Officer of the Company since his appointment in February 2019. From April 2017 to January 2019, Dr. Waltzman was the Chief Medical Officer of Rgenix, Inc. (now Inspirna, Inc.), a

privately-held biotech, where he supervised the development of immuno-oncology and metabolic inhibitor assets through Phase 1 a/b clinical trials. From April 2016 to April 2017, Dr. Waltzman was the Chief Scientific Officer of Jaguar Health, Inc., a publicly-traded company, and Napo Pharmaceuticals, Inc. where he led scientific aspects of development and commercialization of Mytesi® (crofelemer) for patients with HIV and diarrhea, as well as development programs in chemotherapy-induced diarrhea. Dr. Waltzman was a director of Jaguar Health, Inc. from April 2016 to April 2017 and was previously a director of Rgenix, Inc. From January 2007 to April 2016, Dr. Waltzman held various positions at Novartis Pharmaceuticals Corporation, including as Executive Director, where he played a leading role in the further development of highly successful branded oncology drugs, Glivec® (imatinib) and Tasigna® (nilotinib) and the NDA of Jakafi® (ruxolitinib). Dr. Waltzman earned an M.B.A. at Columbia Business School, an M.D. from Brown University School of Medicine and a B.A. from Brown University.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2022 and 2021 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Eric E. Poma, Ph.D., Chief Executive Officer and Chief Scientific Officer (3)	2022 2021	600,000 576,780	313,500 253,800	624,000 3,544,680	9,840 9,090	1,547,340 4,384,350
Jason S. Kim, President, Chief Operating Officer, Interim Chief Financial Officer, and Treasurer (4)	2022 2021	443,200 424,644	189,468 168,800	260,000 1,476,950	7,178 6,971	899,8462,077,364
Roger J. Waltzman, M.D., Chief Medical Officer (5)	2022 2021	456,000 432,576	173,280 152,300	260,000 1,476,950	10,440 9,298	899,720 2,071,124
(1)

These amounts represent the aggregate grant date fair value of options granted to each officer in 2022 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)	This amount represents life insurance premiums paid, discretionary 401k matching contributions paid by the Company and cell phone allowances.
(3)	Dr. Poma became Chief Executive Officer of the Company on August 1, 2017, effective as of the effective time of the Merger.
(4)

Mr. Kim became President and Chief Operating Officer of the Company on August 1, 2017, effective as of the effective time of the Merger and became interim Chief Financial Officer and Treasurer effective as of January 5, 2023.

(5)	Dr. Waltzman commenced employment on February 19, 2019.

Narrative Disclosure to Summary Compensation Table

Eric E. Poma, Ph.D.

Effective as of the effective time of the Merger, the Company’s Board appointed Dr. Poma as Chief Executive Officer and Chief Scientific Officer of the Company. Prior to the completion of the Merger, Dr. Poma was Chief Executive Officer and Chief Scientific Officer of Private Molecular. Private Molecular entered into an employment agreement with Dr. Poma on April 22, 2016. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Company’s Board, and an annual cash incentive bonus awarded at the discretion of the Company’s Board. No changes were made to Dr. Poma’s cash incentive bonus target in 2021. On January 29, 2021, the Company awarded a cash bonus of $252,000 to Dr. Poma, which represented 90% of his target bonus of 50% of his base salary and increased his base salary to $576,800 effective as of January 1, 2021. On January 31, 2022, the Company awarded a cash bonus of $253,800 to Dr. Poma, which represented 88% of his target bonus of 50% of his base salary and increased his base salary to $600,000 effective as of January 1, 2022. In 2022, Dr. Poma’s cash incentive bonus target was increased to 55% of his base salary. On January 25, 2023, the Company awarded a cash bonus of $313,500 to Dr. Poma, which represented 95% of his target bonus of 55% of his base salary and increased his base salary to $621,000 effective as of January 1, 2023. No changes were made to Dr. Poma’s cash incentive bonus target in 2023. Dr. Poma is also eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of those plans.

The Company granted an option to purchase 300,000 shares of common stock on February 15, 2021 to Dr. Poma. This grant vests 25% on February 15, 2022, then in equal installments over the 36 following months, fully vesting on February 15, 2025. The Company granted an option to purchase 300,000 shares of common stock on February 15, 2022 to Dr. Poma. This grant vests 25% on February 15, 2023, then in equal installments over the 36 following months, fully vesting on February 15, 2026. The Company granted an option to purchase 400,000 shares of common stock on February 15, 2023 to Dr. Poma. This grant vests 25% on February 15, 2024, then in equal installments over the 36 following months, fully vesting on February 15, 2027.

Dr. Poma is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change-In-Control.”

Jason S. Kim

Mr. Kim joined Private Molecular in February 2010 and served as its President and Chief Financial Officer until the completion of the Merger. Following the Merger, he became President and Chief Operating Officer of the Company and effective as of January 5, 2023, he became Interim Chief Financial Officer and Treasurer in addition to his roles as President and Chief Operating Officer of the Company. Private Molecular entered into an employment agreement with Mr. Kim on April 22, 2016. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Company’s Board, and an annual cash incentive bonus awarded at the discretion of the Company’s Board.

No changes were made to Mr. Kim’s cash incentive bonus target in 2021, 2022, or 2023. On January 29, 2021, the Company awarded a cash bonus of $167,600 to Mr. Kim, which represented 90% of his target bonus of 45% of his base salary and increased his base salary to $426,200 effective as of January 1, 2021. On January 31, 2022, the Company awarded a cash bonus of $168,800 to Mr. Kim, which represented 88% of his target bonus of 45% of his base salary and increased his base salary to $443,200 effective as of January 1, 2022. On January 25, 2023, the Company awarded a cash bonus of $189,468 to Mr. Kim, which represented 95% of his target bonus of 45% of his base salary and increased his base salary to $458,712 effective as of January 1, 2023. Mr. Kim is also eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of those plans.

The Company granted an option to purchase 125,000 shares of common stock on February 15, 2021 to Mr. Kim. This grant vests 25% on February 15, 2022, then in equal installments over the 36 following months, fully vesting on February 15, 2025. The Company granted an option to purchase 125,000 shares of common stock on February 15, 2022 to Mr. Kim. This grant vests 25% on February 15, 2023, then in equal installments over the 36 following months, fully vesting on February 15, 2026. The Company granted an option to purchase 170,000 shares of common stock on February 15, 2023 to Mr. Kim. This grant vests 25% on February 15, 2024, then in equal installments over the 36 following months, fully vesting on February 15, 2027.

Mr. Kim is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change-In-Control.”

Roger J. Waltzman, M.D.

The Company entered into an employment agreement with Dr. Waltzman on January 3, 2019. The agreement provides for an initial base salary of $400,000, and Dr. Waltzman is eligible to receive a target discretionary annual bonus of 40% of his base salary. Dr. Waltzman’s cash incentive bonus target remained the same for 2021 and 2022. On January 29, 2021, the Company awarded a cash bonus of $151,200 to Dr. Waltzman, which represented 90% of his target bonus of 40% of his base salary and increased his base salary to $432,600 effective as of January 1, 2021. On January 31, 2022, the Company awarded a cash bonus of $152,300 to Dr. Waltzman, which represented 88% of his target bonus of 40% of his base salary and increased his base salary to $456,000 effective as of January 1, 2022. On

January 25, 2023, the Company awarded a cash bonus of $173,280 to Dr. Waltzman, which represented 95% of his target bonus of 40% of his base salary and increased his base salary to $471,960 effective as of January 1, 2023. Dr. Waltzman is also eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of those plans.

The Company granted an option to purchase 125,000 shares of common stock on February 15, 2021 to Dr. Waltzman. This grant vests 25% on February 15, 2022, then in equal installments over the 36 following months, fully vesting on February 15, 2025. The Company granted an option to purchase 125,000 shares of common stock on February 15, 2022 to Dr. Waltzman. This grant vests 25% on February 15, 2023, then in equal installments over the 36 following months, fully vesting on February 15, 2026. The Company granted an option to purchase 170,000 shares of common stock on February 15, 2023 to Dr. Waltzman. This grant vests 25% on February 15, 2024, then in equal installments over the 36 following months, fully vesting on February 15, 2027.

Dr. Waltzman is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change-In-Control.”

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2022, to each of the executive officers named in the Summary Compensation Table.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Eric E. Poma, Ph.D	220,560(1) 275,000(2) 585,126(3) 239,583(6) 221,354(7) 137,500(8) —(9)	— — — 10,417 91,146 162,500 300,000	1.27 9.40 6.31 4.66 14.50 14.05 2.77	11/18/2024 10/8/2027 5/30/2028 2/14/2029 2/13/2030 2/14/2031 2/14/2032
Jason S. Kim	78,069(4) 137,500(2) 196,161(3) 124,583(6) 106,250(7) 57,291(8) —(9)	— — — 5,417 43,750 67,709 125,000	1.27 9.40 6.31 4.66 14.50 14.05 2.77	11/18/2024 10/8/2027 5/30/2028 2/14/2029 2/13/2030 2/14/2031 2/14/2032
Roger J. Waltzman, M.D.	167,708(5) 85,000(7) 57,291(8) —(9)	7,292 35,000 67,709 125,000	4.96 14.50 14.05 2.77	2/27/2029 2/13/2030 2/14/2031 2/14/2032

(1)

On November 19, 2014, Dr. Poma was granted an option to purchase 311,670 shares of common stock of Private Molecular under the 2009 Stock Plan, as amended, at an exercise price of $0.90 per share. In connection with the Merger, this option was converted into an option to purchase 220,560 shares of the Company’s common stock at a per share exercise price of $1.27. This award was fully vested on September 19, 2017.

(2)	Dr. Poma and Mr. Kim were granted options to purchase 275,000 and 137,500 shares of common stock, respectively, on October 9, 2017. These awards fully vested on October 9, 2021.
(3)	Dr. Poma and Mr. Kim were granted options to purchase 585,126 and 196,161 shares of common stock, respectively, on May 31, 2018. These awards fully vested on May 31, 2022.
(4)

On November 19, 2014, Mr. Kim was granted an option to purchase 110,319 shares of common stock of Private Molecular under the 2009 Stock Plan, as amended, at an exercise price of $0.90 per share. In connection with the Merger, this option was converted into an option to purchase 78,069 shares of the Company’s common stock at a per share exercise price of $1.27. This award was fully vested on September 19, 2017.

(5)	Dr. Waltzman was granted an option to purchase 175,000 shares of common stock on February 28, 2019. These awards vested 25% on February 19, 2020, and 2.1% monthly thereafter through February 19, 2023.
(6)

Dr. Poma and Mr. Kim were granted options to purchase 250,000 and 130,000 shares of common stock, respectively, on February 15, 2019. These awards vested 25% on February 15, 2020, and 2.1% monthly thereafter through February 15, 2023.

(7)

Dr. Poma, Mr. Kim and Dr. Waltzman were granted options to purchase 312,500, 150,000 and 120,000 shares of common stock, respectively, on February 14, 2020. These awards each vest 25% on February 14, 2021, and 2.1% monthly thereafter through February 14, 2024, provided that at the relevant vesting dates Dr. Poma, Mr. Kim and Dr. Waltzman continue their respective service to the Company.

(8)

Dr. Poma, Mr. Kim and Dr. Waltzman were granted options to purchase 300,000, 125,000 and 125,000 shares of common stock, respectively, on February 15, 2021. These awards each vest 25% on February 15, 2022, and 2.1% monthly thereafter through February 15, 2025, provided that at the relevant vesting dates Dr. Poma, Mr. Kim and Dr. Waltzman continue their respective service to the Company.

(9)

Dr. Poma, Mr. Kim and Dr. Waltzman were granted options to purchase 300,000, 125,000 and 125,000 shares of common stock, respectively, on February 15, 2022. These awards each vest 25% on February 15, 2023, and 2.1% monthly thereafter through February 15, 2026, provided that at the relevant vesting dates Dr. Poma, Mr. Kim and Dr. Waltzman continue their respective service to the Company.

Potential Payments upon Termination or Change-In-Control

Eric E. Poma, Ph.D.

Pursuant to Dr. Poma’s employment agreement, if Dr. Poma’s employment is terminated for Cause, death, Disability, or non-renewal or expiration of the employment term, or if Dr. Poma voluntarily resigns without Good Reason, he shall be entitled to: (i) his base salary through the effective date of termination; (ii) the right to continue health care benefits under COBRA, at his cost, to the extent required and available by law; (iii) reimbursement of expenses for which he is entitled to be reimbursed, but for which he has not yet been reimbursed; and (iv) no other severance or benefits of any kind, unless required by law or pursuant to any other Company plans or policies, as then in effect. “Disability” means that Dr. Poma, at the time notice is given, has been unable to substantially perform his duties under the employment agreement for not less than 120 work days within a 12 consecutive month period as a result of his incapacity due to a physical or mental condition and, if reasonable accommodation is required by law, after any reasonable accommodation.

If Dr. Poma is terminated by the Company involuntarily without Cause (excluding any termination due to death or Disability) or if Dr. Poma resigns with Good Reason, then he shall be entitled to receive: (A) his base salary through the date of termination; (B) continuing severance pay at a rate equal to 100% of his base salary, as then in effect (less applicable withholding), for a period of nine months from the date of such termination, to be paid periodically in accordance with the Company’s normal payroll practices; (C) reimbursement of all expenses for which he is entitled to be reimbursed, but for which he has not yet been reimbursed; (D) the right to continue health care benefits under COBRA, at his cost, to the extent required and available by law; and (E) no other severance or benefits of any kind, unless required by law or pursuant to any written Company plans or policies, as then in effect.

As defined in Dr. Poma’s employment agreement, “Cause” means (i) Dr. Poma’s continued failure to substantially perform the duties and obligations under the employment agreement (for reasons other than death or Disability); (ii) the commission by Dr. Poma of (x) an act of dishonesty or act constituting common law fraud, embezzlement or a felony, or (y) any violation of federal or state law, tortious act, unlawful act or malfeasance which causes or reasonably could cause material harm to the Company’s standing, condition or reputation; (iii) Dr. Poma’s violation of, or a plea of nolo contendere or guilty to, a felony under the laws of the United States or any state; or (iv) Dr. Poma’s material breach of the terms of his employment agreement or his proprietary information agreement. With respect to subsection (i) above, before the Company can terminate Dr. Poma for Cause for the continued failure to substantially perform his duties, the Company must provide Dr. Poma with written notice of the grounds for Cause and provide Dr. Poma no less than thirty (30) days from the date of the notice (the “Cure Period”) to cure the deficiencies in his performance and avoid termination. If Dr. Poma cures the conditions giving rise to Cause for termination within the Cure Period but the Company terminates Dr. Poma’s employment during or at the end of the Cure Period, Dr. Poma will be entitled to the severance payments and/or benefits contemplated by his employment agreement.

As defined in Dr. Poma’s employment agreement, “Good Reason” means, without Dr. Poma’s written consent: (i) there is a material reduction in his base salary (except where there is a general reduction applicable to the management team generally), (ii) there is a material reduction in his overall responsibilities or authority, title, or scope of duties; (iii) a requirement by the Company that he perform an act or not perform an act that he reasonably believes violates a law, rule or regulation or constitutes fraud or violates a clear mandate of public policy or clear principle of professional ethics or (iv) a material change in the geographic location at which he must perform his services; provided, that in no instance will the relocation of Dr. Poma to a facility or a location of 50 miles or less from his then current office location be deemed material for purposes of the employment agreement.

Jason S. Kim

Pursuant to Mr. Kim’s employment agreement, if Mr. Kim’s employment is terminated for Cause, death, Disability, or non-renewal or expiration of the employment term, or if Mr. Kim voluntarily resigns without Good Reason, he shall be entitled to: (i) his base salary through the effective date of termination; (ii) the right to continue health care benefits under COBRA, at his cost, to the extent required and available by law; (iii) reimbursement of expenses for which he is entitled to be reimbursed, but for which he has not yet been reimbursed; and (iv) no other severance or benefits of any kind, unless required by law or pursuant to any other Company plans or policies, as then in effect. “Disability” means that Mr. Kim, at the time notice is given, has been unable to substantially perform his duties under the employment agreement for not less than 120 work days within a 12 consecutive month period as a result of his incapacity due to a physical or mental condition and, if reasonable accommodation is required by law, after any reasonable accommodation.

If Mr. Kim is terminated by the Company involuntarily without Cause (excluding any termination due to death or Disability) or if Mr. Kim resigns with Good Reason, then he shall be entitled to receive: (A) his base salary through the date of termination; (B) continuing severance pay at a rate equal to 100% of his base salary, as then in effect (less applicable withholding), for a period of nine months from the date of such termination, to be paid periodically in accordance with the Company’s normal payroll practices; (C) reimbursement of all expenses for which he is entitled to be reimbursed, but for which he has not yet been reimbursed; (D) the right to continue health care benefits under COBRA, at his cost, to the extent required and available by law; and (E) no other severance or benefits of any kind, unless required by law or pursuant to any written Company plans or policies, as then in effect.

As defined in Mr. Kim’s employment agreement, “Cause” means (i) Mr. Kim’s continued failure to substantially perform the duties and obligations under the employment agreement (for reasons other than death or Disability); (ii) the commission by Mr. Kim of (x) an act of dishonesty or act constituting common law fraud, embezzlement or a felony, or (y) any violation of federal or state law, tortious act, unlawful act or malfeasance which causes or reasonably could cause material harm to the Company’s standing, condition or reputation; (iii) Mr. Kim’s violation of, or a plea of nolo contendere or guilty to, a felony under the laws of the United States or any state; or (iv) Mr. Kim’s material breach of the terms of his employment agreement or his proprietary information agreement. With respect to subsection (i) above, before the Company can terminate Mr. Kim for Cause for the continued failure to substantially perform his duties, the Company must provide Mr. Kim with written notice of the grounds for Cause and provide Mr. Kim no less than 30 days from the date of the notice (the “Cure Period”) to cure the deficiencies in his performance and avoid termination. If Mr. Kim cures the conditions giving rise to Cause for termination within the Cure Period but the Company terminates Mr. Kim’s employment during or at the end of the Cure Period, Mr. Kim will be entitled to the severance payments and/or benefits contemplated by his employment agreement.

As defined in Mr. Kim’s employment agreement, “Good Reason” means, without Mr. Kim’s written consent: (i) there is a material reduction in his base salary (except where there is a general reduction applicable to the management team generally), (ii) there is a material reduction in his overall responsibilities or authority, title, or scope of duties; (iii) a requirement by the Company that he perform an act or not perform an act that he reasonably believes violates a law, rule or regulation or constitutes fraud or violates a clear mandate of public policy or clear principle of professional ethics or (iv) a material change in the geographic location at which he must perform his services; provided, that in no instance will the relocation of Mr. Kim to a facility or a location of 50 miles or less from his then current office location be deemed material for purposes of the employment agreement.

Roger J. Waltzman, M.D.

Pursuant to Dr. Waltzman’s employment agreement, if Dr. Waltzman’s employment is terminated by the Company for any reason he will receive (i) 100% of his base salary, as then in effect, through the date of termination, (ii) reimbursement of all expenses for which he is entitled to be reimbursed and (iii) if he participates in the Company’s group health plans, the right to continue health care benefits under COBRA, at his cost. If Dr. Waltzman’s employment is terminated without “Cause” (as defined in the Company’s 2014 Equity Incentive Plan), he will be entitled to receive as severance, 100% of his base salary, as then in effect, for a period of nine months from the date of such termination, to be paid periodically in accordance with the Company’s normal payroll practices, provided he delivers to the Company and does not revoke a separation agreement and general release within sixty days following his last day of employment, in addition to the reimbursement of all expenses and right to continue health care benefits under COBRA, described above. In the event that Dr. Waltzman’s employment is terminated by the Company without Cause in connection with a Change in Control (as defined in the Company’s 2014 Equity Incentive Plan), provided he delivers to the Company and does not revoke a separation agreement and general release within sixty days following his last day of employment, the Company will (i) pay Dr. Waltzman a lump sum amount equal to one times (1x) the sum of his current base salary and his annual target bonus, in lieu of the severance described previously and (ii) accelerate the vesting of Dr. Waltzman’s then-held Company time-based equity awards. In the event of such termination without Cause in connection with a Change in Control, all stock options held by Dr. Waltzman will immediately become exercisable in full and any other stock awards held by Dr. Waltzman will become free of restrictions.

As defined in the Company’s 2014 Equity Incentive Plan, “Cause” means employment related dishonesty, fraud, misconduct or disclosure or misuse of confidential information, or other employment related conduct that is likely to cause significant injury to the Company, an Affiliate (as defined in the Company’s 2014 Equity Incentive Plan), or any of their respective employees, officers or directors (including, without limitation, commission of a felony or similar offense), in each case as determined by the Board. “Cause” shall not require that a civil judgment or criminal conviction have been entered against or guilty plea shall have been made by the Participant (as defined in the Company’s 2014 Equity Incentive Plan) regarding any of the matters referred to in the previous sentence. Accordingly, the Board shall be entitled to determine “Cause” based on the Board’s good faith belief. If the Participant is criminally charged with a felony or similar offense that shall be a sufficient, but not a necessary, basis for such belief.

As defined in the Company’s 2014 Equity Incentive Plan, a “Change in Control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) any Exchange Act Person (as defined in the Company’s 2014 Equity Incentive Plan) becomes the Owner (as defined in the Company’s 2014 Equity Incentive Plan), directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company’s then outstanding securities other than by virtue of a merger, consolidation or similar transaction. Notwithstanding the foregoing, a Change in Control will not be deemed to occur (A) on account of the acquisition of securities of the Company by an investor, any affiliate thereof or any other Exchange Act Person that acquires the Company’s securities in a transaction or series of related transactions the primary purpose of which is to obtain financing for the Company through the issuance of equity securities or (B) solely because the level of Ownership (as defined in the Company’s 2014 Equity Incentive Plan) held by any Exchange Act Person (the “Subject Person”) exceeds the designated percentage threshold of the outstanding voting securities as a result of a repurchase or other acquisition of voting securities by the Company reducing the number of shares outstanding, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of voting securities by the Company, and after such share acquisition, the Subject Person becomes the Owner (as defined in the Company’s 2014 Equity Incentive Plan) of any additional voting securities that, assuming the repurchase or other acquisition had not occurred, increases the percentage of the then outstanding voting securities Owned (as defined in the Company’s 2014 Equity Incentive Plan) by the Subject Person over the designated percentage threshold, then a Change in Control will be deemed to occur; (ii) there is consummated a merger, consolidation or similar transaction involving (directly or indirectly) the Company and, immediately after the consummation of such merger, consolidation or similar transaction, the stockholders of the Company immediately prior thereto do not Own, directly or indirectly, either (A) outstanding voting securities representing more than fifty percent (50%) of the combined outstanding voting power of the surviving Entity (as defined in the Company’s 2014 Equity Incentive Plan) in such merger, consolidation or similar transaction or (B) more than fifty percent (50%) of the combined outstanding voting power of the parent of the surviving Entity in such merger, consolidation or similar transaction, in each case in substantially the same proportions as their Ownership of the outstanding voting securities of the Company immediately prior to such transaction; (iii) the stockholders of the Company approve or the Board approves a plan of complete dissolution or liquidation of the Company, or a complete dissolution or liquidation of the Company will otherwise occur, except for a liquidation into a parent corporation; (iv) there is consummated a sale, lease, exclusive license or other disposition of all or substantially all of the consolidated assets of the Company and its Subsidiaries (as defined in the Company’s 2014 Equity Incentive Plan), other than a sale, lease, license or other disposition of all or substantially all of the consolidated assets of the Company and its Subsidiaries to an Entity (as defined in the Company’s 2014 Equity Incentive Plan), more than fifty percent (50%) of the combined voting power of the voting securities of which are Owned by stockholders of the Company in substantially the same proportions as their Ownership of the outstanding voting securities of the Company immediately prior to such sale, lease, license or other disposition; or (v) individuals who, on the date this Plan is adopted by the Board, are members of the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the members of the Board; provided, however, that if the appointment or election (or nomination for election) of any new Board member was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member will, for purposes of this Plan, be considered as a member of the Incumbent Board. Notwithstanding the foregoing definition or any other provision of this Plan, the term Change in Control will not include a sale of assets, merger or other transaction effected exclusively for the purpose of changing the domicile of the Company.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2022 to each of non-employee director of the Company. Directors who are employed by us are not compensated for their service on our Board.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(3)	Total ($)
Harold E. Selick, Ph.D.	79,750	10,736	90,486
Jonathan Lanfear	45,625	10,736	56,361
David Hirsch, M.D., Ph.D.	52,750	10,736	63,486
David R. Hoffmann	55,000	10,736	65,736
Kevin Lalande (2)	52,000	10,736	62,736
Scott Morenstein (4)	23,750	—	23,750
Corsee Sanders, Ph.D.	45,000	10,736	55,736
Gabriela Gruia, M.D. (5)	33,000	54,673	87,673
(1)

These amounts represent the aggregate grant date fair value of options granted to each director in 2022 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

(2)	Mr. Lalande is a Managing Member of SHVMS, LLC and is obligated to transfer any shares issued to him by the Company, or the economic benefits thereof, to SHVMS, LLC.
(3)

As of December 31, 2022, the aggregate number of options held by each of our non-employee directors was as follows (representing both exercisable and unexercisable option awards, none of which have been exercised).

(4)	Mr. Morenstein stepped down from our Board in March 2023.
(5)	Dr. Gruia became a Board member in March 2022.

Name	Number of Shares Underlying Outstanding Stock Options
Harold E. Selick, Ph.D.	100,000
Jonathan Lanfear	30,000
David Hirsch, M.D., Ph.D.	100,000
David R. Hoffmann	108,635
Kevin Lalande	100,000
Scott Morenstein	85,000
Corsee Sanders, Ph.D.	70,000
Gabriela Gruia, M.D.	40,000

Director Compensation Policy

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various committees of our Board.

The Company generally provides its non-employee directors with cash and equity compensation for their service on the Board. The Board is responsible for considering and approving the compensation paid to the Company’s non-employee directors, upon recommendation from the Compensation Committee. The Compensation Committee reviews the compensation paid to the Company’s non-employee directors with input and market data provided by the Compensation Committee’s outside compensation consultant. In this regard, in March 2015, the Board of Pre-Merger Threshold approved a non-employee director compensation policy, or the director compensation policy, that set forth the terms of the cash and equity compensation to be paid to the Company’s non-employee directors beginning in 2015. In October 2017, May 2018 and December 2019, the Board amended and restated the director compensation policy. Directors who are also our employees, such as Dr. Poma, will not receive additional compensation for their services as directors.

On December 19, 2019, our director compensation policy was amended to clarify the annual cash retainers as set forth below for service as (i) a member or chairperson of the Board, as applicable, and (ii) a member or chairperson of a committee of the Board, as applicable, with such fees to be paid on a quarterly basis:

Board or Committee	Type of Fee	Amount (Per Year)
Board	Chair Retainer Fee Non-Chair Member Retainer Fee	$70,000 $40,000
Audit Committee	Chair Retainer Fee Non-Chair Member Retainer Fee	$15,000 $7,500
Compensation Committee	Chair Retainer Fee Non-Chair Member Retainer Fee	$10,000 $5,000
Nominating and Corporate Governance Committee	Chair Retainer Fee Non-Chair Member Retainer Fee	$8,000 $4,000

Pursuant to our current director compensation policy, in each year of a non-employee director’s tenure, the director is granted a nonstatutory stock option to purchase 15,000 shares of our common stock on the date of our annual meeting of stockholders, provided that such individual has served as a non-employee director for at least six months prior to the date of such annual meeting. Upon the initial election or appointment to the Board, new non-employee directors are granted a nonstatutory stock option to purchase 25,000 shares of our common stock. Each annual option grant will vest and become exercisable on the first anniversary of the date of grant, subject to the non-employee director’s continuous service through such dates. Each initial option grant will vest and become exercisable as to 50% of the shares of common stock subject to the option on each of the first and second anniversaries of the date of grant, subject to the non-employee director’s continuous service (as defined in our director compensation policy) through such dates. All annual and initial stock option grants to our non-employee directors under the director compensation policy fully vest immediately prior to a fundamental transaction or change in control, as such terms are defined in our director compensation policy.

Each non-employee director is entitled to reimbursement from the Company for all reasonable out-of-pocket expenses incurred by the non-employee director in connection with his or her attendance at Board and Committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 19, 2023 for:

•	the executive officers named in the Summary Compensation Table in Item 11 of this Amendment,
•	each of our directors and director nominees,
•	all of our current directors and executive officers as a group, and
•	each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 19, 2023 pursuant to the conversion of our Series A Preferred Stock and exercise of options or warrants, each to the extent applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Each share of our common stock is entitled to one vote on each matter considered at the annual meeting and shares of our Series A Preferred Stock do not have any voting rights, unless converted into common stock. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based 56,351,647 shares of common stock outstanding on April 19, 2023.

Name and Address of Beneficial Owner**	Shares Beneficially Owned
Number	Percent
Five Percent Stockholders:
Biotech Target N.V. (1) Ara Hill Top Building Unit A-5 Pletterijwg Oost 1, Curacao	11,192,003	19.9%
Entities affiliated with SHV Management Services LLC (2) c/o Santé Ventures 201 West 5th Street, Suite 1500 Austin, Texas 78701	7,258,100	12.9%
Longitude Venture Partners III, L.P. (3) 2740 Sand Hill Road, 2nd Floor Menlo Park, CA 94025	4,647,302	8.0%
BVF Partners, L.P. (4) 44 Montgomery St., 40th Floor San Francisco, CA 94104	5,246,565	9.3%

Named Executive Officers and Directors:
Eric E. Poma, Ph.D. (5)	2,143,717	3.7%
Jason S. Kim (6)	876,805	1.5%
Roger J. Waltzman (7)	389,582	*
David Hirsch, M.D. Ph.D. (8)	100,000	*
David R. Hoffmann (9)	106,817	*
Kevin Lalande (10)	7,358,100	13.0%
Jonathan Lanfear (11)	30,000	*
Corsee Sanders, Ph.D. (12)	70,000	*
Harold E. Selick, Ph.D. (13)	140,806	*
Gabriela Gruia, M.D.	27,500	*
All directors and current executive officers as a group (10 persons) (14)	11,243,327	18.8%
*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
**	Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Molecular Templates, Inc., 9301 Amberglen Blvd., Suite 100, Austin TX 78729.
(1)

This information is based solely on a Schedule 13G filed with the SEC on February 14, 2023. Consists of 11,192,003 shares of common stock held by Biotech Target N.V. BB Biotech AG is the sole stockholder of Biotech Target N.V. and may be deemed to share voting and investment power over our securities held by Biotech Target N.V. BB Biotech AG disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein.

(2)

This information is based solely on a Form 4 filed with the SEC on June 21, 2022. Consists of (i) 864,665 shares of common stock held by Santé Health Ventures I Annex Fund, L.P., (ii) 4,827 shares of common stock issuable upon exercise of warrants held by Santé Health Ventures I Annex Fund, L.P., (iii) 6,097,298 shares of common stock held by Santé Health Ventures I, L.P., (iv) 19,310 shares of common stock issuable upon exercise of warrants held by Santé Health Ventures I, L.P, (v) 50,000 shares of common stock held by SHV Management Services, L.P. and (vi) 222,000 shares of common stock held by SHVMS, LLC. The securities held by Santé Health Ventures I Annex Fund, L.P., Santé Health Ventures I, L.P. and SHVMS, LLC may be deemed to be beneficially owned by Kevin Lalande, a member of our Board, Joe Cunningham, M.D. and Douglas D. French, who are managing directors (the “SHV Directors”) of SHV Management Services, LLC (“SHV Management”). SHV Management is the general partner of SHV Annex Services, LP, which is the general partner of Santé Health Ventures I Annex Fund, L.P. SHV Management is also the general partner of SHV Management Services, LP, which is the general partner of Santé Health Ventures I, L.P. Each of the SHV Directors, SHV Management, SHV Annex Services, LP and SHV Management Services, LP disclaims beneficial ownership of these securities except to the extent of its or his pecuniary interest therein.

(3)

This information is based solely on a Schedule 13D/A filed with SEC on February 14, 2023. Consists of (i) 3,199,035 shares of common stock held by Longitude Venture Partners III, L.P. (“Longitude Venture III”) and (ii) 1,448,267 shares of common stock issuable upon exercise of warrants held by Longitude Venture III. Such securities are held by Longitude Venture III and may be deemed to be beneficially owned by Longitude Capital Partners III, LLC (“Longitude Capital III”), Patrick G. Enright, and Juliet Tammenoms Bakker. Longitude Capital III is the general partner of Longitude Venture III and may be deemed to share voting and investment power over our securities held by Longitude Venture III. Mr. Enright and Ms. Bakker are members of Longitude Capital III and Mr. Enright and Ms. Bakker are the managing members of Longitude Capital III, and all of them may be deemed to share voting and investment power over our securities held by Longitude Venture III. Each of Longitude Capital III, Mr. Enright and Ms. Bakker disclaims beneficial ownership of these securities except to the extent of its, his or her pecuniary interest therein.

(4)

This information is based solely on a Schedule 13G filed with the SEC on February 14, 2023. Consists of (i) 2,832,414 shares of common stock beneficially owned by Biotechnology Value Fund, L.P. (“BVF”), including 128,000 shares of common stock issuable upon conversion of 128 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) held by BVF, (ii) 2,085,580 shares of common stock beneficially owned by Biotechnology Value Fund II, L.P. (“BVF2”), including 104,000 shares of common stock issuable upon conversion of 104 shares of Series A Preferred Stock held by BVF2, and (iii) 250,575 shares of common stock beneficially owned by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), including 18,000 shares of common stock issuable upon conversion of 18 shares of Series A Preferred Stock held by Trading Funds OS, and (iv) 77,996 shares of common stock held through certain Partners managed accounts (the “Partners Managed Accounts”). BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the shares of common stock beneficially owned by Trading Fund OS. BVF Partners, L.P. (“Partners”) as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the shares of common stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and the Partners Managed Accounts. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the shares of Common Stock owned by Partners. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the shares of Common Stock beneficially owned by BVF Inc. The foregoing excludes (i) 168,508 shares of common stock issuable upon the exercise of warrants held by BVF, (ii) 108,536 shares of common stock issuable upon the exercise of warrants held by BVF2, and (iii) 30,190 shares of common stock issuable upon the exercise of warrants held by Trading Funds OS, and (iv) 54,830 additional shares of common stock issuable upon the exercise of warrants held by the Partners Managed Accounts, due to a beneficial ownership limitation. The shares of Series A Preferred Stock are only convertible to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would not beneficially own more than 9.99% of the outstanding shares of common stock after giving effect to such conversion, as such percentage ownership is determined in accordance with the terms and provisions of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. The warrants referenced above have an exercise price of $6.8423 per share and expire on August 1, 2024, but are only exercisable to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would not beneficially own more than 4.99% of the outstanding shares of common stock after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the warrants. Partners OS disclaims beneficial ownership of the shares of common stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of common stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Accounts.

(5)

Consists of (i) 277,615 shares of common stock held by Dr. Poma and (ii) 1,866,102 shares of our common stock issuable upon the exercise of options to purchase common stock held by Dr. Poma exercisable within 60 days of April 19, 2023.

(6)

Consists of (i) 95,493 shares of our common stock and (ii) 781,312 shares of our common stock issuable upon the exercise of options to purchase common stock held by Mr. Kim exercisable within 60 days of April 19, 2023.

(7)	Consists of 389,582 shares of common stock issuable upon exercise of options to purchase common stock held by Dr. Waltzman exercisable within 60 days of April 19, 2023.
(8)	Consists of 100,000 shares of our common stock issuable upon the exercise of options to purchase common stock held by Dr. Hirsch exercisable within 60 days of April 19, 2023.

(9)	Consists of 106,817 shares of our common stock issuable upon the exercise of options to purchase common stock held by Mr. Hoffmann exercisable within 60 days of April 19, 2023.
(10)

Shares reported as beneficially owned by Mr. Lalande include (i) 864,665 shares of common stock held by Santé Health Ventures I Annex Fund, L.P., (ii) 4,827 shares of common stock issuable upon exercise of warrants held by Santé Health Ventures I Annex Fund, L.P., (iii) 6,097,298 shares of common stock held by Santé Health Ventures I, L.P., (iv) 19,310 shares of common stock issuable upon exercise of warrants held by Santé Health Ventures I, L.P., (v) 50,000 shares of common stock held by SHV Management Services, L.P, (vi) 222,000 shares of common stock held by SHVMS, LLC. and (vii) 100,000 shares of our common stock issuable upon the exercise of options to purchase common stock held by Mr. Lalande exercisable within 60 days of April 19, 2023. The securities held by Santé Health Ventures I, L.P., Santé Health Ventures I Annex Fund, L.P. and SHVMS, LLC may be deemed to be beneficially owned by Mr. Lalande, who is a managing director of SHV Management Services, LLC, which is the general partner of SHV Management Services, LP, which is the general partner of Santé Health Ventures I, L.P., and SHV Annex Services, LP, which is the general partner of Santé Health Ventures I Annex Fund, L.P. As a managing director of SHV Management Services, LLC, Mr. Lalande may be deemed to share voting and investment power over these securities held by Santé Health Ventures I, L.P. and Santé Health Ventures I Annex Fund, L.P. Mr. Lalande disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(11)	Consists of 30,000 shares of our common stock issuable upon the exercise of options to purchase common stock held by Mr. Lanfear exercisable within 60 days of April 19, 2023.
(12)	Consists of 70,000 shares of our common stock issuable upon the exercise of options to purchase common stock held by Dr. Sanders exercisable within 60 days of April 19, 2023.
(13)

Consists of (i) 40,806 shares of our common stock held by Dr. Selick and (ii) 100,000 shares of our common stock issuable upon the exercise of options to purchase common stock within 60 days of April 19, 2023.

(14)	See footnotes (6) through (13) above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2022.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	8,144,101	$7.94	2,814,408
Equity compensation plans not approved by security holders (2)	302,362	$1.28	—
Total	8,446,463	$7.70	2,814,408
(1)

These plans consist of the 2018 Equity Incentive Plan, the 2014 Equity Incentive Plan, as amended; the 2004 Amended and Restated Equity Incentive Plan; and the Amended and Restated 2004 Employee Stock Purchase Plan. As of May 31, 2018, the 2014 Equity Incentive Plan; and the 2004 Equity Incentive Plan were terminated, and no further shares will be granted from those plans.

(2)

In August 2017, the Company assumed the Private Molecular 2009 Stock Plan as part of the Merger. The 2009 Stock Plan permits the granting to full or part-time officers, employees, directors, consultants and other key persons as selected from time to time by the administrator in its discretion of (i) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and (ii) options that do not so qualify. The option exercise price of each option is determined by the administrator but may not be less than 100% of the fair market value of the common stock on the date of grant. The term of each option is fixed by the administrator and may not exceed 10 years from the date of grant. The administrator determines at what time or times each option may be exercised. In addition, the 2009 Stock Plan permits the granting of restricted stock. As of May 31, 2018, the Private Molecular 2009 Stock Plan was terminated, and no further shares will be granted from this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The following describes transactions since January 1, 2021 to which we have been a party and in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for fiscal year 2022 and 2021; and
•

any of our directors, executive officers, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Director Compensation” and “Executive Compensation.”

Indemnification Arrangements

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. Further, we have entered into separate indemnification agreements with each of our directors and executive officers. Such agreements require us, among other things, to indemnify our directors and officers, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

Policies and Procedures for Related Party Transactions

We have adopted a written policy that requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Our Audit Committee reviews and approves in advance all related-party transactions.

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10C-1, a board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board has reviewed the composition of our Board and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Eric E. Poma, Ph.D., is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. As such, our Board of Directors determined that each of David Hirsch, M.D., Ph.D., David R. Hoffmann, Kevin Lalande, Gabriela Gruia, M.D., Jonathan Lanfear, Harold E. “Barry” Selick, Ph.D., and Corsee Sanders, Ph.D. are independent. Our Board of Directors determined that David R. Hoffmann, David Hirsch, M.D., Ph.D., and Jonathan Lanfear, who comprise our Audit Committee, Harold E. “Barry” Selick, Ph.D., Gabriela Gruia, M.D., and David Hirsch, M.D., Ph.D. who comprise our Nominating and Corporate Governance Committee and Kevin Lalande, Corsee Sanders, Ph.D., and Harold E. “Barry” Selick, Ph.D., who comprise our Compensation Committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2022, and December 31, 2021, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2022	2021
Audit fees:(1)	579,500	465,000
Audit related fees:(2)	—	—
Tax fees:(3)	—	—
All other fees:(4)	—	—
Total	579,500	465,000
(1)

Audit fees consisted of audit services of the annual consolidated financial statements included in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings, fees associated with SEC registration statements, and accounting consultations related to audit services.

(2)	Audit related fees consisted principally of fees related to the annual audit and the quarterly reviews, but outside the scope of the Audit Committee approved audit and agreed upon procedure.
(3)	Tax fees consist principally of assistance with matters related to tax compliance and reporting, tax advice, and tax planning.
(4)	All other fees consist principally of all other permissible work performed by Ernst & Young LLP that does not meet the above category descriptions.

The percentage of services set forth above in the categories that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 100%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit services traditionally performed by an independent registered accounting firm of the annual consolidated financial statements included in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings, fees associated with SEC registration statements, assistance in responding to SEC comment letters and accounting consultations related to audit services.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements

No financial statements are filed with this Amendment No. 1 to our Annual Report on Form 10-K. See Index to Consolidated Financial Statements at Item 8 of the Original 10-K.

(2)	Financial Statement Schedules

No financial statement schedules are filed with this Amendment No. 1 to our Annual Report on Form 10-K.

(3)	Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to our Annual Report on Form 10-K.

EXHIBIT NUMBER	DESCRIPTION

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

10.23+

Form of Stock Option Grant Notice and Option Agreement for non-employee directors under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-225826) filed on June 22, 2018).

10.24†

Cancer Research Grant Contract, dated September 18, 2018, by and between The Company and the Cancer Prevention and Research Institute of Texas (incorporated by reference to Exhibit 10.3 to the Company Quarterly Report on Form 10-Q/A (File No. 001-32979) filed on February 13, 2019).

10.25

Sublease Agreement, dated as of January 23, 2019, by and between the Company and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 29, 2019).

10.26

Registration Rights Agreement, dated February 27, 2018, by and between the Company and Perceptive Credit Holdings II, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 2, 2018).

10.27

First Amendment to Sublease Agreement, dated as of May 16, 2019, by and between Molecular Templates, Inc. and State Farm Mutual Automobile Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979), filed on August 12, 2019).

10.28+

Executive Employment Agreement, dated January 3, 2019, by and between Roget J. Waltzman, M.D. and the Company (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 13, 2020).

10.29

Loan and Security Agreement, dated May 21, 2020, by and among the Company, Molecular Templates OpCo, Inc., and, K2 HealthVentures LLC and Ankura Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on May 22, 2020).

10.30

First Amendment to Loan and Security Agreement, dated May 21, 2020, by and among the Company, Molecular Templates OpCo, Inc., and, K2 Health Ventures LLC and Ankura Trust Company, LLC, effective April 4, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 13, 2022).

10.31

Sales Agreement, dated August 7, 2020, by and between the Company and Cowen and Company, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on August 7, 2020).

10.32††

Collaboration Agreement, dated February 10, 2021, by and between the Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32979) filed on May 14, 2021).

10.33††*

Amendment No. 1 to Collaboration Agreement, dated December 2, 2021, by and between the Company and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 29, 2022.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2023.

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2023.

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

32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979) filed on March 30, 2023.

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

MOLECULAR TEMPLATES, INC.

April 28, 2023	By:	/s/ ERIC E. POMA, PH.D.
Eric E. Poma, Ph.D. Chief Executive Officer and Chief Scientific Officer