Form 10-Q
period 2023-03-31
Molecular Templates, Inc.
filed 2023-05-15
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

On May 8, 2023, there were 56,351,647 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•

the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-8421, MT-0169 and other engineered toxin body (“ETB”) biologic candidates;

•	our ability to resolve the partial clinical hold placed on our clinical studies of MT-0169 and to potentially resume enrollment in our MT-0169 studies;
•

our utilization of a de-immunized ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”), via de-immunization of the Shiga-like Toxin A subunit (“SLTA”) as well as chemistry, manufacturing, and controls (“CMC”) improvements;

•	the timing and our ability to advance the development of our drug or biologic candidates;
•	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
•	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
•	our ability to obtain the benefits we anticipate from partnering, collaboration, or supply agreements that we may enter into;
•	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates;
•	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
•	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
•	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;
•	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
•	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
•	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
•	our anticipated research and development activities and projected expenditures;
•	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
•	our ability to have manufactured active pharmaceutical ingredient (“API”) and drug or biologic product that meet required release and stability specifications;
•	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
•	our ability to obtain licenses to any necessary third-party intellectual property;
•	our anticipated use of proceeds from any financing activities;
•	the expected cost savings from our recently announced strategic restructuring;
•

the extent to which global economic and political developments, including the indirect and/or long-term impact of the COVID-19 pandemic and inflation, will affect our business operations, clinical trials, or financial condition;

•	the impact of laws and regulations;
•	our projected financial performance, the future possibility of a strategic transaction or financing alternative, and compliance with existing debt covenants;
•	the sufficiency of our cash resources; and

•	other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors”.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023(unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$38,782	$32,190
Marketable securities, current	2,889	28,859
Prepaid expenses	2,009	3,459
Grants revenue receivable	2,838	—
Other current assets	5,106	3,790
Total current assets	51,624	68,298
Operating lease right-of-use assets	10,652	11,132
Property and equipment, net	12,814	14,632
Other assets	3,415	3,486
Total assets	$78,505	$97,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,718	$504
Accrued liabilities	5,542	8,823
Deferred revenue, current	19,354	45,573
Other current liabilities	2,286	2,182
Total current liabilities	29,900	57,082
Deferred revenue, long-term	1,156	5,904
Long-term debt, net of current portion	36,402	36,168
Operating lease liabilities	11,635	12,231
Other liabilities	1,322	1,295
Total liabilities	80,415	112,680
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding: 250 shares at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding: 56,351,647 shares at March 31, 2023 and December 31, 2022	56	56
Additional paid-in capital	431,956	429,646
Accumulated other comprehensive income/(loss)	1	(66)
Accumulated deficit	(433,923)	(444,768)
Total stockholders’ deficit	(1,910)	(15,132)
Total liabilities and stockholders’ deficit	$78,505	$97,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Research and development revenue	$33,627	$8,486
Grant revenue	3,002	—
Total revenue	36,629	8,486
Operating expenses:
Research and development	19,042	21,497
General and administrative	5,802	7,620
Total operating expenses	24,844	29,117
Income/(loss) from operations	11,785	(20,631)
Interest and other income, net	455	70
Interest and other expense, net	(1,395)	(1,050)
Net income/(loss)	$10,845	$(21,611)
Net income/(loss) per share attributable to common shareholders:
Basic and diluted	$0.19	$(0.38)
Weighted average number of shares used in net income/(loss) per share calculations:
Basic and diluted	56,351,647	56,305,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income/(loss)	$10,845	$(21,611)
Other comprehensive income/(loss):
Unrealized gain/(loss) on available-for-sale securities	67	(251)
Comprehensive income/(loss)	$10,912	$(21,862)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Total Stockholders' (Deficit) Equity, beginning balances	$(15,132)	$65,662

Preferred Stock:
Beginning balance	—	—
Issuance of preferred stock	—	—
Ending balance	—	—

Common Stock:
Beginning balance	56	56
Issuance of common stock pursuant to public offering	—	—
Ending balance	56	56

Additional Paid-In Capital
Beginning balance	429,646	417,704
Stock-based compensation	2,310	3,682
Ending balance	431,956	421,386

Accumulated Other Comprehensive Income/(Loss):
Beginning balance	(66)	(48)
Other comprehensive income/(loss)	67	(251)
Ending balance	1	(299)

Accumulated deficit:
Beginning balance	(444,768)	(352,050)
Net income/(loss)	10,845	(21,611)
Ending balance	(433,923)	(373,661)

Total Stockholders' (Deficit) Equity	$(1,910)	$47,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$10,845	$(21,611)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation, amortization and other	1,928	1,872
Stock-based compensation expense	2,310	3,682
Interest accrued on long-term debt	17	3
Amortization of debt discount and accretion related to debt	234	246
Accretion of asset retirement obligations	27	36
Loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Prepaid expenses	1,450	1,302
Grants revenue receivable	(2,838)	—
Other assets	(1,258)	(1,706)
Operating lease right-of-use assets and liabilities	(12)	(226)
Accounts payable	2,201	(1,612)
Accrued liabilities	(3,298)	(2,234)
Deferred revenue	(30,967)	(7,449)
Net cash used in operating activities	(19,361)	(27,696)
Cash flows from investing activities:
Purchases of property and equipment	(183)	(553)
Purchase of marketable securities	(2,364)	(12,732)
Sales of marketable securities	28,500	34,570
Net cash provided by investing activities	25,953	21,285
Net increase/(decrease) in cash, cash equivalents, and restricted cash	6,592	(6,411)
Cash, cash equivalents and restricted cash, beginning of period	34,679	28,651
Cash, cash equivalents and restricted cash, end of period	$41,271	$22,240
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$38,782	$19,572
Restricted cash included in other assets	2,489	2,668
Total cash, cash equivalents and restricted cash	$41,271	$22,240
Supplemental Cash Flow Information
Cash paid for interest	$1,111	$753
Non-Cash Investing Activities
Fixed asset additions in accounts payable and accrued expenses	$13	$621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Molecular Templates, Inc. (the “Company”) is a clinical stage biopharmaceutical company formed in 2001, with a biologic therapeutic platform for the development of novel targeted therapeutics for cancer, headquartered in Austin, Texas. The Company’s focus is on the research and development of therapeutic compounds for a variety of cancers. The Company operates its business as a single segment, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

Going Concern

The Company has adopted as required the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern, which requires that management contemplate the realization of assets and liquidation of liabilities in the normal course of business, and evaluate whether there are relevant conditions and events that in aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Under this standard, management’s assessment shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

There is substantial doubt about the Company’s ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. This substantial doubt relates to the Company’s future compliance with the financial covenant in its Loan and Security Agreement with K2 HealthVentures LLC (the “K2 Loan and Security Agreement”), which requires the Company to certify monthly that it has cash, cash equivalents and marketable securities of at least five times the Company’s cash monthly burn as defined in the agreement (the “Financial Covenant”), as well as the Company’s ability to avoid triggering an event of default related to its solvency (an “Insolvency Event of Default”) under the K2 Loan and Security Agreement. Currently, based on anticipated cost-savings from the restructuring, discussed in Note 12 “Restructuring Related Expenses,” the Company anticipates continued compliance with the Financial Covenant and anticipates the ability to avoid triggering an event of default related to an Insolvency Event of Default late into the third quarter of 2023. However, the Company will require additional funding in order to meet its covenant requirements and ongoing operations. If the Company cannot raise additional capital to maintain its compliance thereafter or negotiate an amendment to the Financial Covenant or the Insolvency Events of Default, then the Company will be in default of the K2 Loan and Security Agreement and the repayment of the Company’s indebtedness may be accelerated in full by K2 HealthVentures LLC. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to provide sufficient certainty that it will continue as a going concern. As of March 31, 2023, the Company had an accumulated deficit of $433.9 million.

At March 31, 2023, the Company had cash, cash equivalents, and marketable securities of $41.7 million, including borrowings of $35.0 million under the K2 Loan and Security Agreement whose scheduled maturity date for repayment is June 1, 2024, but a default of the Financial Covenant or an Insolvency Event of Default would potentially trigger accelerated repayment. There can be no assurances that the Company will be able to raise sufficient capital to fund ongoing operations and maintain compliance with the Financial Covenant, and avoid triggering an event of default related to an Insolvency Event of Default beyond the third quarter of 2023 and/or be successful at negotiating an amendment to the K2 Loan and Security Agreement. If the Company is unable to obtain additional capital and continue as a going concern, it might have to liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.

These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies disclosed in Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $2.5 million of restricted cash at both March 31, 2023 and December 31, 2022, related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. At March 31, 2023, the Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Bristol Myers Squibb Company (“Bristol Myers Squibb”). In past years, the Company’s exposure to credit risk associated with non-payment were also affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”). Takeda accounted for approximately 0% and 30% of total revenues for the three months ended March 31, 2023 and 2022, respectively. Bristol Myers Squibb accounted for approximately 92% and 70% of total revenues for the three months ended March 31, 2023 and 2022, respectively.

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

NOTE 2 — NET INCOME/(LOSS) PER COMMON SHARE

Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net income/(loss) calculation. Diluted net income/(loss) per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, at March 31, 2023 and March 31, 2022, stock options, warrants and, if converted, preferred stock totaling approximately 8,680,000 and 12,999,000 common shares, respectively, were excluded from the computation of diluted net income/(loss) per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of each of the Company’s collaboration partner's parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$33,627	$5,900
Japan	—	2,586
Total research and development revenue	$33,627	$8,486

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

For the three months ended March 31, 2023 and March 31, 2022, the Company recognized $33.6 million and $5.9 million, respectively, of research and development revenue related to BMS Collaboration Agreement, which was primarily related to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligation by the Company under the BMS Collaboration Agreement, resulting in recognition of $25.8 million of research and development revenue. The Company had $19.4 million and $45.3 million of deferred revenue, current, at March 31, 2023 and December 31, 2022, respectively, related to the BMS Collaboration Agreement. The Company had $1.2 million and $5.9 million of deferred revenue, non-current at March 31, 2023 and December 31, 2022, respectively, related to the BMS Collaboration Agreement.

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

For the three months ended March 31, 2023, the Company did not recognize research and development revenue related to the Takeda Multi-Target Agreement. For the three months ended March 31, 2022, the Company recognized $2.6 million as research and development revenue. As of March 31, 2023 and December 31, 2022, there was no deferred revenue related to the Takeda Multi-Target Agreement.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”) which was extended in September 2022, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. As of March 31, 2023, the Company has cumulatively recognized $12.4 million of grant revenue related to the CD38 CPRIT Agreement. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

For the three months ended March 31, 2023 and March 31, 2022, the Company recognized grant revenue under this award of $3.0 million and zero, respectively. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. As of March 31, 2023 and December 31, 2022, the Company recorded grant revenue receivable of $2.8 million and zero, respectively.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda

In connection with the Takeda Multi-Target Agreement described in Note 3 “Research and Development Collaboration Agreements,” Takeda became a related party, following the Takeda Stock Purchase Agreement described in Note 11 “Stockholders’ Equity,” of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. In August 2021, Takeda ceased to be a related party after a sale of the above-mentioned shares.

NOTE 5 —MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	March 31, 2023	Level 1	Level 2	Level 3
Money market funds	$30,940	$30,940	$—	$—
Commercial paper	6,625	—	6,625	—
United States Treasury Bills	1,500	—	1,500	—
Corporate Bonds	999	—	999	—
Total	$40,064	$30,940	$9,124	$—
Amounts included in:
Cash and cash equivalents	$37,175
Marketable securities, current	2,889
Total cash equivalents and marketable securities	$40,064

		Basis of Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Money market funds	$24,546	$24,546	$—	$—
Commercial paper	21,134	—	21,134	—
United States Treasury Bills	10,702	—	10,702	—
Cash	2,500	2,500	—	—
Total	$58,882	$27,046	$31,836	$—
Amounts included in:
Cash and cash equivalents	$30,023
Marketable securities, current	28,859
Total cash equivalents and marketable securities	$58,882

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	March 31, 2023
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$37,175	$1	$(1)	$37,175
Marketable securities, current - commercial paper	$2,889	$—	$—	$2,889

	December 31, 2022
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper and corporate bonds	$30,022	$1	$—	$30,023
Marketable securities, current - commercial paper, Treasury bills	$28,926	$—	$(67)	$28,859

At both March 31, 2023 and December 31, 2022, all the Company’s available-for-sale investments were due in one year or less.

The Company received no proceeds from the sale of available-for-sale securities for the three months ended March 31, 2023 and March 31, 2022, respectively, and no realized gain for the three months ended March 31, 2023 and March 31, 2022.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued liabilities:
General and administrative	$1,066	$855
Clinical trial related costs	2,023	1,327
Non-clinical research and manufacturing operations	1,182	1,779
Payroll related	1,243	4,828
Other accrued expenses	28	34
Total Accrued liabilities	$5,542	$8,823

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$22,023	$21,831
Leasehold improvements	12,974	12,971
Furniture and fixtures	518	518
Computer and equipment	658	658
	36,173	35,978
Less: Accumulated depreciation	(23,359)	(21,346)
Total property and equipment, net	$12,814	$14,632

Depreciation expense was $2.0 million and $1.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

In connection with the continued expansion of the Company’s facilities, at both March 31, 2023 and December 31, 2022, the Company had net Asset Retirement Obligation (ARO) assets totaling $0.3 million. The ARO assets are included in leasehold improvements.

NOTE 8 — BORROWING ARRANGEMENTS

K2 HealthVentures Loan and Security Agreement

              In May 2020, the Company entered into the K2 Loan and Security Agreement in the amount of $45.0 million. The K2 Loan and Security Agreement was drawable in three tranches and to date the Company has drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrues interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. In April 2022, the K2 Loan and Security Agreement was amended in exchange for a $0.3 million amendment fee so that (i) payments will be interest only until the loan’s maturity date of June 1, 2024, and (ii) the Financial Covenant will apply for the entire term of the K2 Loan and Security Agreement. This amendment resulted in a debt modification with the $0.3 million amendment fee recorded as a debt discount.

The K2 Loan and Security Agreement includes both financial and non-financial covenants including the Financial Covenant as well as solvency requirements, the breach of which would trigger an event of default. The Company was in compliance with the Financial Covenant and solvency requirements at March 31, 2023. The Company recorded the debt net of $2.8 million comprised of deferred financing costs, debt discount and associated exit fee which are being accreted to interest expense over the term of the K2 Loan and Security Agreement using the effective interest method. Additionally, the Company incurred $0.2 million in facilities fee related to the second tranche which was previously classified as a prepaid asset.

As of both March 31, 2023 and December 31, 2022, the K2 Loan principal balance was $35.0 million.

As of March 31, 2023 and December 31, 2022, the carrying value of long-term debt was $36.4 million and $36.2 million, respectively.

Future required principal and final payments on the K2 Loan were as follows at March 31, 2023 ($ in thousands):

2023	$—
2024	35,000
Total Principal Amounts	35,000
Final Fee Due at Maturity	2,398
Unamortized discount, deferred costs and final fee	(996)
Total Long-Term Debt, net	$36,402

NOTE 9 – LEASES

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than three years to less than seven years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases include options to renew, with renewal terms that can extend the lease term for seven years. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion and not included in the measurement of lease liability and ROU asset as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

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

In October 2022, the Company entered into that certain Fourth Amendment to Lease between the Company and NW Austin Office Partners LLC (the “Lease Amendment”) which amended the Lease Agreement to document the exercise of the Company’s option to extend the term of its lease of the Property for an additional six-year term beginning August 31, 2023 and ending August 31, 2029 (the “Extension Term”). Pursuant to the terms of the Lease Amendment, the aggregate commitments will be $6.7 million over the six-year Extension Term and the parties agreed that so long as the Company is not in default an aggregate amount of $0.2 million shall be abated in installments from the monthly lease commitments until exhausted. The Lease Amendment also provides that prior to the expiration of the Extension Term, the Company has the option to extend the Extension Term for an additional period of seven years.

The following table summarizes the components of lease expense for the three months ended March 31, 2023 and March 31, 2022 and (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating leases
Operating lease expense	$727	$601
Variable lease expense	104	119
Total operating lease expense	$831	$720

The following table summarizes the balance sheet classification of leases at March 31, 2023 (in thousands):

March 31,
2023
Operating leases
Operating lease right-of-use assets	$10,652

Operating lease liabilities, current[1]	$2,286
Operating lease liabilities, non-current	11,635
Total operating lease liabilities	$13,921
1.	Included in other current liabilities.

The following table presents other information on leases as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Weighted average remaining lease term, operating leases	5.31 years	5.54 years
Weighted average discount rate, operating leases	8.22%	8.21%

Maturities of lease liabilities were as follows as of March 31, 2023 (in thousands):

Operating Leases
2023 (remaining)	$2,479
2024	3,369
2025	3,299
2026	2,564
2027	2,636
Thereafter	2,872
Total lease payments	$17,219
Less:
Imputed interest	(3,298)
Total lease liabilities	$13,921

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Three Months Ended March 31,
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$806

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately zero at March 31, 2023. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $34.6 million of future services under these agreements at March 31, 2023, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations, which include signed orders for capital equipment. These estimated purchase obligations total in range from $3.1 million to $3.3 million.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,233	$1,962
General and administrative	1,077	1,720
Total stock-based compensation	$2,310	$3,682

At March 31, 2023, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $13.5 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.60 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Employee Stock Options:
Risk-free interest rate	3.94%	2.02%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	77.17%	90.41%
Weighted-average fair value of stock options granted	$0.34	$2.07

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2021	7,854,473	$10.21	6.72	$0.95
Granted	2,920,189	$2.21
Exercised	(46,598)	$0.71
Cancelled	(2,281,601)	$9.44
Balances, December 31, 2022	8,446,463	$7.70	7.09	$—
Granted	2,280,162	$0.48
Exercised	—	$—
Cancelled	(522,531)	$5.66
Balances, March 31, 2023	10,204,094	$6.19	6.98	$—

Vested and expected to vest, March 31, 2023	10,204,094	$6.19	6.98	$—
Exercisable at March 31, 2023	5,285,428	$8.69	5.64	$—

The total intrinsic value of stock options exercised during the three months ended both March 31, 2023 and 2022, was zero, as determined at the date of the option exercise.

Cash received from stock option exercises was zero for the three months ended both March 31, 2023 and 2022. The Company issues new shares of common stock upon exercise of options.

NOTE 12 – RESTRUCTURING RELATED EXPENSES

On March 29, 2023, the Company implemented a strategic reprioritization and corresponding reduction in workforce, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to the Company’s collaboration with Bristol Myers Squibb (the “Restructuring”). The Restructuring reduced the Company’s workforce by approximately 50%, ceased further development of the Company’s MT-5111 clinical development program, and refocused the majority of the Company’s pre-clinical efforts around activities related to the Bristol Myers Squibb collaboration. The Company incurred approximately $0.3 million in expenses related to the Restructuring in the first quarter of 2023, which is included in research and development and general and administrative operating costs in the Condensed Consolidated Statement of Operations. The Company estimates that it will incur an aggregate of approximately $0.4 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The Company expects the remaining costs associated with the Restructuring to be incurred during the second quarter of 2023.

The following table summarizes the activity for the three months ended March 31, 2023 for expenses related to the restructuring accruals, which are included in Accrued liabilities in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 (in thousands):

Balance, December 31, 2022	$—
Restructuring expenses	305
Balance, March 31, 2023	$305

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Molecular Templates is a clinical-stage biopharmaceutical company focused on the discovery and development of targeted biologic therapeutics. Our proprietary drug platform technology, known as engineered toxin bodies (“ETBs”), leverages the resident biology of a genetically engineered form of Shiga-like Toxin A subunit (“SLTA”) to create novel therapies with potent and differentiated mechanisms of action (“MOA”) for cancer.

Recent Developments

Partial Clinical Hold for Phase 1 Study of MT-0169

On April 7, 2023, we announced that the U.S. Food and Drug Administration (the “FDA”) informed us that it had placed a partial clinical hold on the Phase 1 study of MT-0169 based on previously disclosed cardiac adverse events noted in two patients dosed at 50 mcg/kg that prompted the dose reduction to 5 mcg/kg in early 2022. We have provided the FDA, as requested, narratives on the two patients who experienced cardiotoxicity at 50 mcg/kg, justification for the revised dose of 5 mcg/kg, and data evaluating the clinical benefit-to-risk ratio seen with the lower doses of MT-0169. We anticipate feedback from the FDA on our responses to the clinical hold by the end of May 2023. Under the partial clinical hold, current study participants may continue treatment, but no new patients will be enrolled until the partial hold is lifted by the FDA. If the FDA does not lift the partial clinical hold in the near future or at all, our clinical development of MT-0169 will be materially and adversely delayed and impaired. There can be no assurance that our current or future clinical trials will not be subject to additional partial or full clinical holds, which could delay or impair the commencement and completion of our clinical trials and the regulatory approval of our drug or biologic candidates.

Nasdaq Hearing Process regarding Potential Delisting of Common Stock

In connection with the deficiency and delisting notices received from Nasdaq as previously disclosed, we attended a hearing before the Nasdaq Hearings Panel (the “Panel”) on April 13, 2023, where we presented our plan to regain compliance with both the bid price and stockholders’ equity requirements. On May 8, 2023, we received the Panel’s decision, which granted our request for an extension to regain compliance with both the bid price and stockholders’ equity requirements by August 28, 2023, subject to certain conditions as set forth by the Panel. We continue to work diligently to regain compliance. Our plan with respect to the bid price requirement may include seeking to affect a reverse stock split, subject to obtaining stockholder approval, and to regain compliance with the stockholders’ equity requirement by raising capital. However, there can be no assurance that we will be able to raise sufficient capital to regain compliance with the applicable listing criteria such as the stockholders’ equity requirement within the extension granted by the Panel. Further, there can be no assurance that the Panel will not reconsider the terms of this extension based upon future events, conditions or circumstances that may arise with the Company, which in the opinion of the Panel, may make continued listing on the Nasdaq Capital Market inadvisable.

Process to Explore Strategic Alternatives

We have an ongoing process to explore a range of strategic and financing alternatives to maximize shareholder value.  In addition to continuing to explore available financing alternatives to maintain continued compliance with the covenants and restrictions under our Loan and Security Agreement with K2 HealthVentures LLC (“K2”) (the “K2 Loan and Security Agreement”) as described below and to lengthen our cash runway, our process will focus on identifying and evaluating any other strategic alternatives, including potentially the sale of all, or part, of our assets, or a merger.  We have retained the investment bank Stifel, Nicolaus & Company, Incorporated to act as a strategic advisor for this process. There can be no assurance that this strategic review process will result in the completion of any transaction. We have not set a timetable for completion of this strategic review process, and we do not intend to comment further unless or until our Board of Directors has approved a definitive course of action, the review process is concluded, or it is determined that other disclosure is appropriate.

Business

ETBs use a genetically engineered version of the SLTA, a ribosome inactivating bacterial protein. In its wild-type form, Shiga-like Toxin (“SLT”) is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit (“SLTB”) to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In our scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

ETBs combine the specificity of an antibody with SLTA’s potent mechanism of cell destruction. Based on the disease setting, we have created ETBs that have a reduced propensity for triggering innate immunogenicity and attendant toxicities like capillary leak syndrome (“CLS”). To date, there have been no instances of CLS or other manifestations of innate immunity observed with any of our next-generation ETBs.

ETBs have relatively predictable pharmacokinetic (“PK”) profiles and can be rapidly screened for desired activity in robust cell-based and animal-model assays. Because SLTA can induce internalization against non- and poorly-internalizing receptors, the universe of targets for ETBs should be substantially larger than that seen with antibody drug conjugates (“ADCs”), which are not likely to be effective if the target does not readily internalize the ADC payload.

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

We have developed ETBs to various targets, including PD-L1, CD38, and CTLA-4. PD-L1 and CTLA-4 are key immune checkpoint pathways and are validated targets expressed in a variety of solid tumor cancers and immune cells. The differentiated mechanism of action of our ETBs allows for a novel approach to mediating anti-tumor T-cell activity against immuno-oncology targets by: (i) dismantling the tumor micro-environment (“TME”) through the depletion of immunosuppressive immune cells and (ii) delivering high avidity major histocompatibility complex-I (“MHC-I”) antigens to the tumor to directly alter the tumor’s immunophenotype. The altering of the tumor’s immunophenotype is unique and leverages the intrinsic intracellular routing properties of ETBs through a mechanism we call Antigen Seeding.

Immuno-Oncology ETBs

MT-6402 – ETB Targeting PD-L1

We filed an Investigational New Drug (“IND”) application for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase I study of MT-6402 in relapsed/refractory patients with PD-L1 expressing tumors began in July 2021 at a starting dose of 16 mcg/kg. The Phase I study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the TME are eligible for enrollment, irrespective of HLA genotype or CMV status. Following a review of the safety data from cohort 6 (83 mcg/kg), which was well tolerated, patient enrollment in cohort 7 initiated and is continuing at a dose of 100 mcg/kg. In November 2021, MT-6402 was granted Fast Track designation for the treatment of patients with advanced NSCLC expressing PD-L1. For MT-6402, dose escalation in the Phase I study continues as planned for 2023, with one expansion for patients with high PD-L1 tumor expression (≥ 50%) and the other expansion for patients with low (1-49%) PD-L1 tumor expression.

As of May 2023, patients have been treated across six dose escalation cohorts of 16 mcg/kg, 24 mcg/kg, 32 mcg/kg, 42 mcg/kg, 63 mcg/kg and 83 mcg/kg in the MT-6402 study of patients with relapsed/refractory tumors that express PD-L1. Dose escalation continues with patients being recruited at 100 mcg/kg. We continue to observe pharmacodynamic (“PD”) effects including the depletion of PD-L1+ monocytes, MDSCs, PD-L1+ dendritic cells, as well as T cell activation.

One patient with high tumor PD-L1 expression who also had Antigen Seeding capability, demonstrated tumor regression while being dosed with MT-6402 for over 7 months. This patient, with non-small cell lung cancer (“NSCLC”), was treated in cohort 1 (16 mcg/kg) and demonstrated resolution of three osseous lesions and a reduction in uptake in the remaining lesion. This patient also experienced grade 2 cytokine release syndrome (“CRS”) consistent with T-cell activation and was dose reduced to 8 mcg/kg. This patient had evaluable-only multiple sites of bone disease that appeared to have resolved on bone scan after 3-4 months on MT-6402 with only one remaining site which showed decreased uptake.

One patient in cohort 5 (63 mcg/kg) with metastatic squamous cell nasopharynx carcinoma with disease progression after radiation therapy, chemotherapy, and pembrolizumab had a Partial Response (“PR”) (RECIST) with a 63% reduction in the index lesion after cycle 2. The PR was confirmed after cycle 4 with a 66% reduction and the patient remains on treatment and in a response in cycle 7. This patient had 2% PD-L1 expression and was not HLA-A*02, suggesting the response is due to T-cell activation through the clearance of PD-L1+ immune cells. The patient showed a >250% increase in CD8/CD4 T-cell ratios. To date, treatment-related adverse events (“AEs”) including immune related AEs have been largely restricted to grade 1 or grade 2.

MT-8421—ETB Targeting CTLA-4

We filed an IND for MT-8421, our ETB targeting CTLA-4, in February 2023 and the IND was accepted in March 2023. MT-8421, along with MT-6402, represent our unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells and not only the blocking of ligand-ligand interactions seen with current antibody therapeutics. The ETB approach includes potent destruction of CTLA-4+ regulatory T cells (“Tregs”) via enzymatic ribosome destruction, and the mechanism of cell kill is independent of TME. MT-8421 preferentially destroys high CTLA-4 expressing Tregs in the TME relative to peripheral Tregs which are lower CTLA-4 expressing. We expect to initiate a first-in-human Phase 1 study by mid-year 2023.

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

The revised protocol for the ongoing Phase I study for MT-0169 in patients with relapsed/refractory multiple myeloma opened in January 2022. The revised protocol began at the lower dose of MT-0169 at 5 mcg/kg to reduce the risk of AEs observed at the initial dose level of 50 mcg/kg and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. We opened new sites for the Phase I study and enrollment resumed in July 2022. Following a review of the safety data from cohorts 1 (5 mcg/kg) and 2 (10 mcg/kg) in which no cardiac AEs were observed, dose escalation began in cohort 3 at 15 mcg/kg. In April 2023, the FDA placed the Phase I study for MT-0169 on a partial clinical hold based on previously disclosed cardiac AEs noted in two patients dosed at 50 mcg/kg that prompted the dose reduction to 5 mcg/kg last year. Under the partial clinical hold, current study participants may continue treatment, but no new patients will be enrolled until the partial hold is lifted by the FDA. We submitted our response to the partial clinical hold to the FDA in May 2023. Of the patients treated, one patient with extramedullary IgA myeloma treated at 5 mcg/kg has had a marked reduction in IgA serum protein, conversion from immunofixation positive to negative and resolution of uptake on bone scan of skeletal lesions demonstrating a stringent Complete Response (“CR”). The patient’s disease was quad-agent refractory including CD38-targeting, proteosome inhibitor, IMiD, and a BCMA bispecific antibody. The patient continues on study in a stringent CR at cycle 9.

We expect to provide periodic updates on MT-6402, MT-8421, and MT-0169 throughout 2023.

We have built up multiple core competencies around the creation and development of ETBs. We developed the ETB technology in-house and continue to make iterative improvements in the scaffold and identify new uses of the technology. We also developed the proprietary process for manufacturing ETBs under Current Good Manufacturing Process (“cGMP”) regulatory standards and continue to make improvements to our manufacturing processes.

We have conducted multiple cGMP manufacturing runs with our compounds and believe this process is robust and could support commercial production with gross margins that are similar to those seen with antibodies.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we or our current or future collaboration partners develop, including MT-6402, MT-8421, and MT-0169, until we obtain regulatory approval and commercialize such biologics. Our revenue consists principally of collaboration revenue and grant revenue.

Research and Development revenue primarily relates to our collaboration agreement with Bristol Myers Squibb which is accounted for using the percentage-of-completion cost-to-cost method.

Grant revenue relates to our CPRIT grant for a CD38 ETB (MT-0169). CPRIT grant funds for MT-0169 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as grant receivable. Funds received in excess of expenditures are recorded as deferred revenue.

For more information about our revenue recognition policy, please see Note 1, “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

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

Other Income (Expense)

Other income (expense) mainly includes interest income earned on our cash and marketable securities balances held and interest expense on our outstanding borrowings.

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development revenue	$33,627	$8,486
Grant revenue	3,002	—
Total revenue	$36,629	$8,486

Research and Development Revenue

The increase in research and development revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligations under our BMS Collaboration Agreement, resulting in recognition of $25.8 million of research and development revenue.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2023, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The increase in grant revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to recognizing revenue for the CD38 CPRIT Agreement grant during the period.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$19,042	$21,497
General and administrative expenses	5,802	7,620
Total operating expenses	$24,844	$29,117

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Program costs	$5,618	$6,493
Employee compensation	8,573	11,038
Laboratory costs	2,495	831
Other research and development costs	2,356	3,135
Total research and development expenses	$19,042	$21,497

Research and development (“R&D”) expenses decreased $2.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and was primarily due to a decrease in employee compensation and program costs and partially offset by increases in laboratory costs.

Program costs decreased $0.9 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The program costs primarily driving the decrease for the three months ended March 31, 2023 were $0.7 million for MT-8421, $0.4 million for Bristol Myers Squibb, $0.3 million for MT-5111 and $0.1 million for MT-3724, partially offset by increases of $0.5 million for MT-0169 and $0.1 million for MT-6402.

Employee compensation costs decreased by $2.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of the decrease in R&D headcount.

Laboratory costs increased by $1.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The main driver of this increase is laboratory expansion costs, supplies and equipment.

General and Administrative Expenses

General and administrative expenses decreased $1.8 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The main driver of this decrease was primarily related to a decrease in employee compensation costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest and other income, net	$455	$70
Interest expense	(1,395)	(1,050)
Total nonoperating activities	$(940)	$(980)

Interest and Other Income and Interest Expense

The increase in interest and other income, net for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher interest related to our marketable securities.

The increase in interest expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the increase in our interest rate related to our debt holdings.

Liquidity and Capital Resources

Sources of Funds and Liquidity

Historically, we have funded our operations by raising capital from external sources, especially through the sale of common stock and our borrowings under the K2 Loan and Security Agreement. However, we are currently facing substantial doubt about our ability to continue as a going concern, given that our continued compliance with the financial covenant in the K2 Loan and Security Agreement, which requires us to certify monthly that we have cash, cash equivalents and marketable securities of at least five times our cash monthly burn as defined in the agreement (the “Financial Covenant”), and our ability to avoid triggering an event of default related to our solvency (an “Insolvency Event of Default”) beyond the third quarter of 2023 is dependent on us raising capital before such time or being successful at negotiating an amendment to the K2 Loan and Security Agreement, see “−Recent Developments− Substantial Doubt about Going Concern related to Future Debt Compliance” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. If we cannot raise additional capital by then to maintain ourselves in compliance or negotiate an amendment to the Financial Covenant or the Insolvency Events of Default, then we will be in default of the K2 Loan and Security Agreement and the repayment of our indebtedness may be accelerated in full by K2 HealthVentures LLC. At March 31, 2023, we had cash, cash equivalents, and marketable securities of $41.7 million, including borrowings of $35.0 million under the K2 Loan and Security Agreement whose scheduled maturity date for repayment is June 1, 2024, but a default of the Financial Covenant or an Insolvency Event of Default would potentially trigger accelerated repayment. There can no assurances that we will be able to raise sufficient capital to fund ongoing operations and maintain compliance with the Financial Covenant and avoid triggering an Insolvency Event of Default beyond the third quarter of 2023 and/or be successful at negotiating an amendment to the K2 Loan and Security Agreement thereafter.

Future Funding Requirements and Liquidity

Based on our cash, cash equivalents and marketable securities as of March 31, 2023 (approximately $41.7 million) and the anticipated cost-savings of the Restructuring and other assumptions, we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements pursuant to the priorities of our strategic refocusing into the second quarter of 2024. However, the foregoing is subject to our continued compliance with the Financial Covenant in the K2 Loan and Security Agreement, which requires us to certify monthly that we have cash, cash equivalents and marketable securities of at least five times our cash monthly burn as defined in the agreement, as well as our ability to avoid triggering an Insolvency Event of Default under the K2 Loan and Security Agreement. Currently, based on anticipated cost-savings from the Restructuring, we are anticipating continued compliance with the Financial Covenant and our ability to avoid triggering an Insolvency Event of Default late into the third quarter of 2023. If we cannot raise additional capital to maintain itself in compliance thereafter or negotiate an amendment to the Financial Covenant or to the Insolvency Events of Default, then we will be in default of the K2 Loan and Security Agreement and the repayment of our indebtedness may be accelerated in full by K2 HealthVentures LLC. As of March 31, 2023, we had $35.0 million outstanding under K2 Loan and Security Agreement, whose maturity date for repayment is June 1, 2024.

Our financial statements are prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to provide sufficient certainty that we will continue as a going concern.

Cash Flows

Comparison of Three Months Ended March 31, 2023 and 2022

The table below summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(19,361)	$(27,696)
Net cash provided by investing activities	25,953	21,285
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$6,592	$(6,411)

The decrease in net cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to decreases in headcount and program expenses.

The increase in net cash provided by investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to changes of investment activity of marketable securities.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $433.9 million at March 31, 2023. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

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

Because of the numerous risks and uncertainties associated with the development of MT-6402, MT-8421, MT-0169, and our collaboration with Bristol Myers Squibb, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-6402, MT-8421, or MT-0169 will depend on many factors, including:

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, “Organization and Summary of Significant Accounting Policies”, to our unaudited condensed financial statements for the quarter ended March 31, 2023, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2023, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

.

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage biopharmaceutical company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

•

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including our continued compliance with the financial covenant in our debt facility, and our ability to avoid triggering an event of default related to, our solvency under our debt facility beyond the third quarter of 2023. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

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

Risks Related to Our Financial Condition and Capital Requirements

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, including our continued compliance with the financial covenant under our debt facility, and the ability to avoid triggering an event of default related to, our solvency under our debt facility beyond the third quarter of 2023. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. See Note 1 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. This substantial doubt relates to our future compliance with the financial covenant in our Loan and Security Agreement with K2 HealthVentures LLC (the “K2 Loan and Security Agreement”) which requires us to certify monthly that we have cash, cash equivalents and marketable securities of at least five times our cash monthly burn as defined in the agreement (the “Financial Covenant”), as well as our ability to avoid triggering an event of default related to our solvency (an “Insolvency Event of Default”) under the K2 Loan and Security Agreement. Currently, based on anticipated cost-savings from the Restructuring, we anticipate continued compliance with the Financial Covenant and continued ability to avoid triggering an Insolvency Event of Default late into the third quarter of 2023. However, we will require additional funding in order to meet our covenant requirements and ongoing operations.

If we cannot raise additional capital by then to maintain ourselves in compliance or negotiate an amendment to the Financial Covenant or the Insolvency Events of Default, then we will be in default of the K2 Loan and Security Agreement and the repayment of our indebtedness may be accelerated in full by K2 HealthVentures LLC. At March 31, 2023, we had cash, cash equivalents, and marketable securities of $41.7 million, including borrowings of $35.0 million under the K2 Loan and Security Agreement whose scheduled maturity date for repayment is June 1, 2024, but a default of the Financial Covenant or an Insolvency Event of Default may trigger accelerated repayment.

There can no assurances that we will be able to raise sufficient capital to fund ongoing operations and maintain the Financial Covenant and avoid triggering an Insolvency Event of Default beyond the third quarter of 2023 and/or be successful at negotiating an amendment to the K2 Loan and Security Agreement. If we are unable to obtain additional capital and continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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
•

our common stock has been trading below $1.00 per share since July 2022 (on May 8, 2023, the closing price was $0.4500 per share) and, although we received an extension until August 28, 2023 to regain compliance on the bid price and stockholders’ equity requirements for the Nasdaq Capital Market, we may still be subject to the potential delisting of our common stock if we do not return to compliance by this date. The potential delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities; and

•

we are currently subject to the “baby shelf” limitations on our potential use of our shelf registration statement, which limits such use to an offering size of no more than $5.7 million. However, this limitation would not affect our ability to raise capital in ways other than our shelf registration statement, such as private placements and PIPEs, if investor demand exists for such offerings by us.

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

There can be no assurances that we will be successful at executing on this strategic reprioritization or that the Restructuring will achieve the cost savings, operating efficiencies or other benefits that we may initially expect, which underlie our current cash runway expectations and our projection that we will remain in compliance with the Financial Covenant under the K2 Loan and Security Agreement and avoid triggering an Insolvency Event of Default under the K2 Loan and Security Agreement late into the third quarter of 2023. The restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, the Restructuring may result in unexpected expenses or liabilities and/or write-offs. If the Restructuring fails to achieve some or all of the expected cost-savings and benefits therefrom, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, excluding the current period. The net income attributable to common shareholders was $10.8 million for the three months ended March 31, 2023. At March 31, 2023, we had an accumulated deficit of $433.9 million.

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

Although we generally do not expect to begin a clinical trial unless we believe we have a sufficient supply of a drug or biologic candidate to complete the trial, any significant delay or discontinuity in the supply of a drug or biologic candidate, or the raw materials or other material components used in the manufacture of the drug or biologic candidate, could delay completion of our clinical trials and potential timing for regulatory approval of our drug or biologic candidates, which would materially harm our business and results of operations. We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our drug or biologic candidates and our current costs to manufacture our drug products may not be commercially feasible, and the actual cost to manufacture our drug or biologic candidates could materially and adversely affect the commercial viability of our drug or biologic candidates. As a result, we may never be able to develop a commercially viable product.

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

Our clinical trial of MT-0169 is currently subject to a partial clinical hold imposed by the FDA. A clinical hold on any of our clinical trials could result in delays of our clinical development timeline.

On April 7, 2023, we announced that the FDA notified us that MT-0169 clinical study had been placed on partial clinical hold based on previously disclosed cardiac adverse events noted in two patients dosed at 50 mcg/kg that prompted a dose reduction to 5 mcg/kg in early 2022. Under the partial clinical hold, patients already enrolled in the MT-0169 clinical study can continue treatment, but no new patients may be enrolled until the partial hold is lifted by the FDA. There can be no assurance that the FDA will lift the partial clinical hold; furthermore, the FDA may expand the scope of the partial clinical hold in the future or impose a full hold. If the FDA does not lift the partial clinical hold in the near future or at all, our clinical development of MT-0169 will be materially and adversely delayed and impaired. There can be no assurance that our current or future clinical trials will not be subject to additional partial or full clinical holds, which could delay or impair the commencement and completion of our clinical trials and the regulatory approval of our drug or biologic candidates.

We are working towards addressing the partial clinical hold by providing the information requested by the FDA, including, but not limited to, narratives on the two patients who experienced cardiotoxicity at 50 mcg/kg, justification for the revised dose of 5 mcg/kg, and data evaluating the clinical benefit-to-risk ratio seen with the lower doses of MT-0169. Following submission of such requests to the FDA, we will seek agreement from FDA to remove the partial clinical hold. We submitted our responses to the partial clinical hold to the FDA in May 2023. There can be no assurance with respect to our ability to remove the partial clinical hold, or the timing thereof.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in relapsed/refractory patients with PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. Our CD38-targeted ETB, MT-0169, has been administered to patients with relapsed/refractory multiple myeloma and non-Hodgkin’s lymphoma in a Phase I trial but was placed on a partial clinical hold by the FDA in April 2023 based upon previously disclosed cardiac adverse events noted in two patients dosed at 50 mcg/kg that prompted a dose reduction to 5 mcg/kg in early 2022. No new patients will be enrolled in this study until all requests for information from the FDA are completed and the partial clinical hold is lifted. Patients already enrolled in the MT-0169 clinical study can continue treatment. The Phase I study for MT-0169 began dosing patients in the first quarter of 2020 was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. The revised protocol for the Phase I study for MT-0169 began dosing patients in July 2022 and had cleared the 5 mcg/kg and 10 mcg/kg doses. Our ETB candidate MT-8421 is planned to be tested in Phase I study mid-year 2023. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

The ongoing effects of the COVID-19 pandemic, moreover, including the responses of the federal, international, state and regional governments to the pandemic, could continue to have an impact on the timeline for review and approval of new marketing applications. The FDA announced in July 2022 that remote regulatory assessments of facilities and other alternative approaches developed during the first two years of the pandemic will continue to be used by the agency in order to supplement its in-person inspection program. Congress endorsed the FDA’s approach to remote facility assessments via amendments made to the FDCA as part of the Consolidated Appropriations Act for 2023.

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

Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations with a similar class of immunotoxins or ETBs, the adverse events (“AEs”) considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (“CRS”), infusion-related reactions (“IRR”), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, capillary leak syndrome (“CLS”), reproductive risks, and cardiovascular toxicity. The important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, thrombotic microangiopathy (“TMA”) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-6402 and MT-0169, continued clinical trials could reveal higher incidence of side effects or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs, including MT-8421, or discontinuation of our trials. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in cited deficiencies, or the imposition of a clinical hold, study subject safety concerns, adverse effects or events, severe adverse events including death, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-6402, MT-8421, MT-0169, or any other of our drug or biologic candidates, will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for any or all ETB product candidates. For additional information, see the risk factor titled “Our clinical trial of MT-0169 is currently subject to a partial clinical hold imposed by the FDA. A clinical hold on any of our clinical trials could result in delays of our clinical development timeline.”

Even if approved in the future, MT-6402, MT-8421, MT-0169, or any other of our drug or biologic candidates, may carry boxed warnings or other warnings and precautions. Undesirable side effects and negative results for any of our drug or biologic candidates may negatively impact the development and potential for approval of our drug or biologic candidates for their proposed indications.

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

We incurred, and may incur again in the future, significant expenses denominated in foreign currencies, specifically in connection with our clinical trial sites, several of which were located in various countries outside of the United States. These clinical trial sites invoiced us in the local currency of the site. If we expand internationally, our exposure to currency risks will increase. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect our revenues and expenses and could result in exchange losses in any given reporting period. We incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a currency other than the dollar, our functional currency, particularly in our arrangements for the purchase of supplies or licensing and collaboration agreements with partners outside of the United States. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.

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

As various states, such as California, Virginia, Colorado, Connecticut, and Utah implement their own privacy laws and regulations, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and/or civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.

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

During the course of our development of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas (“CPRIT”). On September 18, 2018, we entered into our second CPRIT award grant contract for our CD38 targeted ETB program (“the CD38 CPRIT Agreement”), which was extended in September 2022. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

We have entered into a BMS Collaboration Agreement with Bristol Myers Squibb Company and, pursuant to the terms of that agreement, could become dependent on Bristol Myers Squibb for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products directed to multiple targets.

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

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-6402, MT-8421, MT-0169, and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Merck, Bayer, Takeda, AbbVie, Immunogen, Morphosys, Genmab, Bristol Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, AstraZeneca, Lilly, Merck KGaA, Pfizer, Sanofi, Merrimack Pharmaceuticals, Spectrum Pharmaceuticals, Cogent Biosciences, Karyopharm, ADC Therapeutics, 2seventy bio, Gilead, GlaxoSmithKline, Incyte, TG Therapeutics, and Verastem. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-6402, MT-8421, MT-0169, or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their drug or biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-6402, MT-8421, or MT-0169 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for, MT-6402, MT-8421, MT-0169, or any other of our future drugs or biologics to compete with these products. Failure of MT-6402, MT-8421, MT-0169 or any other of our drug or biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for MT-6402, MT-8421, MT-0169, or other drug or biologic candidates, and delays or failures to obtain such approvals;
•

adverse results, clinical holds, or delays in the clinical trials of our drug or biologic candidates or any future clinical trials we may conduct, or changes in the development status of our drug or biologic candidates;

•	failure of any of our drug or biologic candidates, if approved, to achieve commercial success;
•	failure to maintain our existing third-party collaboration, license and supply agreements;
•	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our drug or biologic candidates;
•	any inability to obtain adequate supply of our drug or biologic candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic collaborations, strategic alternatives, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business or stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions, such as inflation;
•	sales of our common stock by us or our stockholders in the future;

•	the trading volume of our common stock;
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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2023, a total of 56,351,647 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

We may be exposed to securities litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources. We may become involved in such litigation, and our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of current or future collaboration partners or competitors, the addition or departure of our key personnel, the announcement of the strategic restructuring, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies.

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

As of March 31, 2023, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 52% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Departure of David Hirsch, M.D., Ph.D. from the Board of Directors

On May 13, 2023, David Hirsch, M.D., Ph.D. notified the Company that he would be resigning from the Board of Directors of the Company effective on May 14, 2023. Prior to his resignation, Dr. Hirsch served as a Class III director of the Company and as a member of the Audit Committee and the Nominating and Corporate Governance Committee of the Board of Directors. The Company expressed gratitude to Dr. Hirsch for his contributions to the Board of Directors and the Company. Dr. Hirsch’s resignation did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Molecular Templates, Inc.

Date: May 15, 2023	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: May 15, 2023	/s/ Jason S. Kim
Jason S. Kim
Interim Chief Financial Officer