Form 10-Q
period 2023-06-30
Molecular Templates, Inc.
filed 2023-08-10
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-32979

Molecular Templates, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9301 Amberglen Blvd Suite 100 Austin, TX (Address of principal executive offices)	78729 (Zip Code)

(512) 869-1555

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	MTEM	The Nasdaq Capital Market

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

On August 7, 2023, there were 80,612,816 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-8421, MT-0169 and other engineered toxin body (“ETB”) biologic candidates;
●	our utilization of a de-immunized ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”), via de-immunization of the Shiga-like Toxin A subunit (“SLTA”) as well as chemistry, manufacturing, and controls (“CMC”) improvements;
●	the timing and our ability to advance the development of our drug or biologic candidates;
●	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
●	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
●	our ability to obtain the benefits we anticipate from partnering, collaboration, or supply agreements that we may enter into;
●	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates, any statements indicating whether or not the closing of the second tranche of our July 2023 private placement will occur, and our ability to continue as a going concern;
●	our ability to comply with the terms of our Contingent Value Rights Agreement pursuant to which our obligations are secured, subject certain limited exceptions, by substantially all of our assets;
●	our ability to maintain the listing of shares of our common stock on the Nasdaq Capital Market;
●	the results of our special meeting at which our stockholders are being asked to approve a reverse stock split of our common stock and any statements about the effect, or potential effect, of this reverse split on the price or trading of our common stock or our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
●	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
●	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
●	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;

●	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
●	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
●	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
●	our anticipated research and development activities and projected expenditures;
●	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
●	our ability to have manufactured active pharmaceutical ingredient (“API”) and drug or biologic product that meet required release and stability specifications;
●	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
●	our ability to obtain licenses to any necessary third-party intellectual property;
●	our anticipated use of proceeds from any financing activities;
●	the expected cost savings from our recently announced strategic restructuring;
●	the extent to which global economic and political developments, including the indirect and/or long-term impact of inflation, will affect our business operations, clinical trials, or financial condition;
●	the impact of laws and regulations;
●	our projected financial performance;
●	the sufficiency of our cash resources; and
●	other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors”.

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023(unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,952	$32,190
Marketable securities, current	—	28,859
Prepaid expenses	3,887	3,459
Grants revenue receivable	274	—
Other current assets	2,710	3,790
Total current assets	11,823	68,298
Operating lease right-of-use assets	10,163	11,132
Property and equipment, net	10,158	14,632
Other assets	3,368	3,486
Total assets	$35,512	$97,548
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,669	$504
Accrued liabilities	3,510	8,823
Deferred revenue, current	16,409	45,573
Other current liabilities	2,349	2,182
Total current liabilities	26,937	57,082
Deferred revenue, long-term	19	5,904
Long-term debt, net of current portion	—	36,168
Operating lease liabilities, long term portion	11,029	12,231
Contingent value right liability	4,856	—
Other liabilities	1,349	1,295
Total liabilities	44,190	112,680
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares as of June 30, 2023 and December 31, 2022; issued and outstanding: 250 shares at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares as of June 30, 2023 and December 31, 2022; issued and outstanding: 56,351,647 shares at June 30, 2023 and December 31, 2022	56	56
Additional paid-in capital	436,056	429,646
Accumulated other comprehensive income/(loss)	1	(66)
Accumulated deficit	(444,791)	(444,768)
Total stockholders’ deficit	(8,678)	(15,132)
Total liabilities and stockholders’ deficit	$35,512	$97,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development revenue	$6,627	$4,417	$40,254	$12,903
Grant revenue	238	—	3,240	—
Total revenue	6,865	4,417	43,494	12,903
Operating expenses:
Research and development	13,413	21,365	32,455	42,862
General and administrative	5,195	6,566	10,997	14,186
Total operating expenses	18,608	27,931	43,452	57,048
Income/(loss) from operations	(11,743)	(23,514)	42	(44,145)
Interest and other income, net	365	186	820	256
Interest and other expense, net[1]	(1,189)	(1,092)	(2,584)	(2,141)
Gain on extinguishment of debt	1,795	—	1,795	—
Change in valuation of contingent value right (Note 5)	303	—	303	—
Loss on disposal of property and equipment[1]	(399)	—	(399)	(1)
Net loss attributable to common shareholders	$(10,868)	$(24,420)	$(23)	$(46,031)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.19)	$(0.43)	$0.00	$(0.82)
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	56,351,647	56,329,585	56,351,647	56,317,384
1.	Loss in disposal of property and equipment was included in interest and other expense, net in the prior year presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(10,868)	$(24,420)	$(23)	$(46,031)
Other comprehensive income/(loss):
Unrealized gain/(loss) on available-for-sale securities	—	(31)	67	(282)
Comprehensive income/(loss)	$(10,868)	$(24,451)	$44	$(46,313)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Stockholders' (Deficit) Equity, beginning balances	$(1,910)	$47,482	$(15,132)	$65,662

Common Stock:
Beginning balance	56	56	56	56
Ending balance	56	56	56	56

Additional Paid-In Capital
Beginning balance	431,956	421,386	429,646	417,704
Issuance of common stock pursuant to stock plans	—	24	—	24
Stock-based compensation	1,784	2,982	4,094	6,664
Issuance of warrants	2,316	—	2,316	—
Ending balance	436,056	424,392	436,056	424,392

Accumulated Other Comprehensive Income/(Loss):
Beginning balance	1	(299)	(66)	(48)
Other comprehensive income/(loss)	—	(31)	67	(282)
Ending balance	1	(330)	1	(330)

Accumulated deficit:
Beginning balance	(433,923)	(373,661)	(444,768)	(352,050)
Net loss	(10,868)	(24,420)	(23)	(46,031)
Ending balance	(444,791)	(398,081)	(444,791)	(398,081)

Total Stockholders' (Deficit) Equity	$(8,678)	$26,037	$(8,678)	$26,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23)	$(46,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	3,940	3,748
Stock-based compensation expense	4,094	6,664
Interest accrued on long-term debt	(376)	(24)
Amortization of debt discount and accretion related to debt	393	482
Gain on extinguishment of debt	(1,795)	—
Accretion of asset retirement obligations	54	73
Loss on disposal of property and equipment	399	1
Change in valuation of contingent value right	(303)	—
Changes in operating assets and liabilities:
Prepaid expenses	(428)	1,522
Grants revenue receivable	(274)	—
Other assets	998	(892)
Operating lease right-of-use assets and liabilities	(66)	(453)
Accounts payable	4,165	(247)
Accrued liabilities	(4,728)	(367)
Deferred revenue	(35,049)	(10,641)
Net cash used in operating activities	(28,999)	(46,165)
Cash flows from investing activities:
Purchases of property and equipment	(200)	(1,900)
Proceeds from sale of equipment	251	—
Purchase of marketable securities	(2,364)	(39,097)
Sales of marketable securities	31,400	88,389
Net cash provided by investing activities	29,087	47,392
Cash flows from financing activities:
Proceeds from stock option exercises	—	24
Repayment of long-term debt	(27,500)	—
Fees paid on loan modification	—	(298)
Net cash used in financing activities	(27,500)	(274)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(27,412)	953
Cash, cash equivalents and restricted cash, beginning of period	34,679	28,651
Cash, cash equivalents and restricted cash, end of period	$7,267	$29,604
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$4,952	$26,936
Restricted cash included in other assets	2,315	2,668
Total cash, cash equivalents and restricted cash	$7,267	$29,604
Supplemental Cash Flow Information
Cash paid for interest	$2,293	$1,556
Non-Cash Investing Activities
Fixed asset additions in accounts payable and accrued expenses	$—	$443

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

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to estimates and impact future operating results. Certain accounts in the prior financial statements have been reclassified for comparative purposes to conform to the presentation in the current financial statements. These reclassifications have no material effect on previously reported financials. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

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

As of June 30, 2023, the Company had an accumulated deficit of $444.8 million. There is substantial doubt about the Company’s ability to continue as a going concern as of the date of issuance of these financial statements as the Company has not yet established an ongoing source of revenues sufficient to cover its operating and cash expenditure requirements or to cover any potential payments that may become due and payable pursuant to the CVR Agreement as described in Note 8 – “Borrowing Arrangements and Debt Extinguishment” to provide sufficient certainty that it will continue as a going concern. Historically, the Company financed its operations to date primarily through partnerships, funds received from public offerings of common and preferred stock, private placements of equity securities, a reverse merger, upfront and milestone payments received from its prior and current collaboration agreements, a debt financing facility, as well as funding from governmental bodies and bank and bridge loans. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all.

As of June 30, 2023, the Company had unrestricted cash and cash equivalents of $5.0 million. Based on the Company’s cash and cash equivalents as of June 30, 2023, the proceeds from the first tranche of the private placement described in Note 14 “Subsequent Events” and the anticipated cost-savings from the restructuring described in Note 12 “Restructuring Related Expenses”, and other assumptions, management anticipates that the Company will be able to fund its planned operating expenses and capital expenditure requirements to the third quarter of 2024. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.

These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended June 30, 2023, as compared to the significant accounting policies disclosed in Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $2.3 million and $2.5 million of restricted cash as of June 30, 2023 and December 31, 2022 respectively, related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company utilizes the market approach or probability approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. For Level 2 securities that have market prices from multiples sources, a “consensus price” or a weighted average price for each of these securities can be derived from a distribution-curve-based algorithm which includes market prices obtained from a variety of industrial standard data providers (e.g. Bloomberg), security master files from large financial institutions, and other third-party sources. Level 2 securities with short maturities and infrequent secondary market trades are typically priced using mathematical calculations adjusted for observable inputs when available. Level 3 securities utilize a probability weighted expected return method or Black-Scholes option-pricing model. Significant estimates and assumptions required for these valuations include, but are not limited to, probabilities related to the timing and outcome of future financing and/or liquidity events. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect our own assumptions in measuring fair value.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

The Company’s cash and cash equivalents are with two major financial institutions in the United States.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. As of June 30, 2023, the Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Bristol Myers Squibb Company (“Bristol Myers Squibb”). In past years, the Company’s exposure to credit risk associated with non-payment were also affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”). Takeda accounted for approximately 0% of total revenues for both the three months ended June 30, 2023 and 2022, and approximately 0% and 20% of total revenues for the six months ended June 30, 2023 and 2022, respectively. Bristol Myers Squibb accounted for approximately 97% and 100% of total revenues for the three months ended June 30, 2023 and 2022, respectively, and approximately 93% and 80% of total revenues for the six months ended June 30, 2023 and 2022, respectively.

Drug or biologic candidates developed by the Company require approvals or clearances from the U.S. Food and Drug Administration (“FDA”) or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug or biologic candidates will receive any of the required approvals or clearances. If the Company were to be denied approval or clearance or any such approval or clearance were to be delayed, it would have a material adverse impact on the Company.

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

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred Stock Shareholders participate equally with Common Stock Shareholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, as of June 30, 2023 and 2022, stock options, warrants, convertible common shares related to the Conversion Right as defined in the CVR Agreement and, if converted, preferred stock totaling approximately 19,942,000 and 11,809,000 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of each of the Company’s collaboration partner’s parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$6,627	$4,417	$40,254	$10,317
Japan	—	—	—	2,586
Total research and development revenue	$6,627	$4,417	$40,254	$12,903

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

The Company is responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise of its option for a development candidate, Bristol Myers Squibb will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate, subject to the terms of the BMS Collaboration Agreement.

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

For the three months ended June 30, 2023 and 2022, the Company recognized $6.6 million and $4.4 million, respectively, of research and development revenue related to BMS Collaboration Agreement. For the six months ended June 30, 2023 and 2022, the Company recognized $40.3 million and $10.3 million, respectively, of research and development revenue related to BMS Collaboration Agreement, which was primarily related to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligation by the Company under the BMS Collaboration Agreement, resulting in recognition of $25.8 million of research and development revenue in the quarter ended March 31, 2023.

The Company had $16.4 million and $45.3 million of deferred revenue, current, as of June 30, 2023 and December 31, 2022, respectively, related to the BMS Collaboration Agreement. The Company had zero and $5.9 million of deferred revenue, non-current as of June 30, 2023 and December 31, 2022, respectively, related to the BMS Collaboration Agreement.

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

For the three months ended June 30, 2023 and 2022, the Company did not recognize research and development revenue related to the Takeda Multi-Target Agreement. For the six months ended June 30, 2023 and 2022, the Company recognized zero and $2.6 million, respectively, as research and development revenue, related to the Takeda Multi-Target Agreement. As of June 30, 2023 and December 31, 2022, there was no deferred revenue related to the Takeda Multi-Target Agreement.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”) which was extended in September 2022, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. As of June 30, 2023, the Company has cumulatively recognized $12.6 million of grant revenue related to the CD38 CPRIT Agreement. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

For the three months ended June 30, 2023 and 2022, the Company recognized grant revenue under this award of $0.2 million and zero, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized grant revenue under this award of $3.2 million and zero, respectively. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. As of June 30, 2023 and December 31, 2022, the Company recorded grant revenue receivable of $0.3 million and zero, respectively.

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

NOTE 5 — FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	June 30, 2023	Level 1	Level 2	Level 3
Money market funds	$2,930	$2,930	$—	$—
Total	$2,930	$2,930	$—	$—
Amounts included in:
Cash and cash equivalents	$2,930
Total cash equivalents	$2,930

		Basis of Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Money market funds	$24,546	$24,546	$—	$—
Commercial paper	21,134	—	21,134	—
United States Treasury Bills	10,702	—	10,702	—
Cash	2,500	2,500	—	—
Total	$58,882	$27,046	$31,836	$—
Amounts included in:
Cash and cash equivalents	$30,023
Marketable securities, current	28,859
Total cash equivalents and marketable securities	$58,882

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2023
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds	$2,930	$—	$—	$2,930

	December 31, 2022
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper	$30,022	$1	$—	$30,023
Marketable securities, current - commercial paper, Treasury bills	$28,926	$—	$(67)	$28,859

As of both June 30, 2023 and December 31, 2022, all of the Company’s available-for-sale investments were due in one year or less.

The Company received no proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2023 and 2022, and no realized gain for the three and six months ended June 30, 2023 and 2022.

Contingent Value Right and Common Stock Warrant Valuation

On June 16, 2023, the Company entered into a Convertible Secured Contingent Value Right Agreement with K2 HealthVentures LLC (“K2HV”) (the “CVR Agreement”), as further described in Note 8 “Borrowing Arrangements and Debt Extinguishment.” ASC 815 “Derivatives and Hedging” requires the Conversion Right, as defined in the CVR Agreement, and Contingent Value Right, as defined in the CVR Agreement, to be accounted for as liabilities and changes to their fair value recognized in the condensed consolidated statement of operations. The Conversion Right and Contingent Value Right liability will be remeasured each reporting period. The Company utilized a probability weighted expected return method to value the Conversion Right and Contingent Value Right liability (collectively, the “CVR”). The CVR was split into two components a) the Conversion Right of the Holder to convert $3.0 million of the Remaining Value into shares and b) the Contingent Value Right liability. Various payoff scenarios were projected and weighted to determine the payoff of the CVR. Within each scenario, the stock price at each event was forecasted to determine if K2VH would convert $3.0 million of the Remaining Value, as defined below, into shares of the Company’s common stock. If K2HV elected to convert any amount up to $3.0 million into shares of the Company’s common stock, then the value of the Conversion Right was the expected stock price times the number of conversion shares; otherwise, the value was determined to be zero. The Contingent Value Right liability component was calculated as the Remaining Value less $3.0 million conversion amount if converted at the time of the event, discounted back to present value. As of June 16, 2023, the value of the Conversion Right and Contingent Value Right liability were calculated within each scenario and probability weighted to derive the total fair value of the Conversion Right and the Contingent Value Right liability was $3.3 million and $1.9 million, respectively. As of June 30, 2023, the fair value of the Conversion Right and the Contingent Value Right liability was $2.9 million and $1.9 million, respectively. For the three months ended June 30, 2023, the change in fair value related to the Conversion Right and Contingent Value Right liability was $0.3 million.

The following table sets forth the Company’s financial liabilities (convertible secured contingent value right) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	June 30, 2023	Level 1	Level 2	Level 3
Conversion right and contingent value right	$4,856	$—	$—	$4,856
Total	$4,856	$—	$—	$4,856

In satisfaction of its obligations to issue the warrant to K2HV’s affiliated holder pursuant to the CVR Agreement, the Company issued a warrant to purchase up to 5,103,343 shares of the Company’s common stock at an exercise price of $0.3919 per share. The warrant has a term of 10 years. The Company accounted for its common stock warrants under the guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging,” that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as equity and will be fair valued as the date of the transaction. The fair value of these warrants was determined using a Black-Scholes option-pricing model with the following key inputs:

June 16, 2023
Risk-free interest rate	3.77%
Expected term (in years)	10.0
Dividend yield	—
Volatility	80.00%
Stock price	$0.53

On June 16, 2023, the Company determined the fair value of the warrants to be $2.3 million and classified that amount to additional paid in capital.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued liabilities:
General and administrative	$317	$855
Clinical trial related costs	2,587	1,327
Non-clinical research and manufacturing operations	579	1,779
Payroll related	17	4,828
Other accrued expenses	10	34
Total Accrued liabilities	$3,510	$8,823

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$20,695	$21,831
Leasehold improvements	12,974	12,971
Furniture and fixtures	518	518
Computer and equipment	658	658
	34,845	35,978
Less: Accumulated depreciation	(24,687)	(21,346)
Total property and equipment, net	$10,158	$14,632

Depreciation expense was $2.0 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $4.0 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company had net Asset Retirement Obligation (“ARO”) assets totaling $0.2 million and $0.3 million, respectively. The ARO assets are included in leasehold improvements.

NOTE 8 — BORROWING ARRANGEMENTS AND DEBT EXTINGUISHMENT

K2 HealthVentures Loan and Security Agreement

In May 2020, the Company entered into a Loan and Security Agreement with K2 Health Ventures LLC (the “K2 Loan and Security Agreement”) in the amount of $45.0 million. The K2 Loan and Security Agreement was drawable in three tranches and the Company had drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrued interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. In April 2022, the K2 Loan and Security Agreement was amended in exchange for a $0.3 million amendment fee so that (i) payments would be interest only until the loan’s maturity date of June 1, 2024, and (ii) the Financial Covenant would apply for the entire term of the K2 Loan and Security Agreement. This amendment resulted in a debt modification with the $0.3 million amendment fee recorded as a debt discount.

On June 16, 2023, the Company entered into the CVR Agreement with K2HV to fully discharge and satisfy the Company’s outstanding loan obligations under the K2 Loan and Security Agreement, and to terminate the K2 Loan and Security Agreement, in exchange for an aggregate repayment in cash of $27.5 million, the granting of a contingent value right to K2HV, and the issuance of a warrant to purchase shares of common stock to K2HV’s affiliated holder. These contingent value rights require payments to K2HV if certain Contingent Payment Events, as defined in the CVR Agreement, occur, or if there is an Acceleration Event, as defined in the CVR Agreement. The payment due upon any Contingent Payment Event or an Acceleration Event is capped at an amount (the “Remaining Value”) which is initially $10,303,646, which amount, to the extent not repaid is subject to escalating multipliers which increases from the closing date by multiplying the Remaining Value by a multiplier ranging between 1.0 at closing to 2.5x for any Remaining Amount not yet paid as of September 16, 2024, resulting in a potential maximum payment obligation of $25,759,115. In addition, upon a Change in Control, as defined in the CVR Agreement, the Company is required to pay an additional payment of $2,500,000.

For Contingent Payment Events, the Company must pay K2HV either a specified percentage of the proceeds received, up to an amount equaling the applicable Remaining Value, 50% of such Remaining Value, or 100% of the Remaining Value, depending on the Contingent Payment Event which occurred. Upon the occurrence and continuation of any Acceleration Event, the applicable Remaining Value shall, at the election of K2HV, be due and payable in full. The Company may at any time elect to repay some or all of the Remaining Value without penalty. In lieu of a portion of these contingent value rights, K2HV may convert up to $3,000,000 of the Remaining Value into an aggregate of 6,124,011 shares of common stock, subject to adjustment for any stock splits and similar events so long as the number of shares of common stock underlying such conversion right, together with the shares of common stock underlying the warrants described below, do not exceed 19.99% of the number of shares of common stock outstanding immediate prior to the execution of the CVR Agreement.

In satisfaction of its obligations to issue the warrant to K2HV’s affiliated holder pursuant to the CVR Agreement, the Company issued a warrant to purchase up to 5,103,343 shares of the Company’s common stock at an exercise price of $0.3919 per share. The warrant has a term of 10 years. To protect its interest in any potential payment of the Remaining Value, K2HV has a security interest in, subject to certain limited exceptions, all assets (including intellectual property) of the Company. Further, the Company may not (i) incur any indebtedness for borrowed money that is structured as senior or pari passu to K2HV’s outstanding contingent payments without K2HV’s consent or (ii) permit any other liens (other than customary permitted liens) on this collateral without K2HV’s consent.

In accordance with ASC Topic 740-50 “Debt – Modifications and Extinguishments,” the transaction noted above was determined to be an extinguishment of the existing long-term debt. As a result, the Company recorded a gain on the extinguishment of long-term debt in the amount of $1.8 million in the line item “Gain on the extinguishment of debt” in the condensed consolidated statement of operations.

NOTE 9 — LEASES

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

In October 2022, the Company entered into that certain Fourth Amendment to Lease between the Company and NW Austin Office Partners LLC (the “Lease Amendment”) which amended the Lease Agreement to document the exercise of the Company’s option to extend the term of its lease of the Property for an additional six-year term beginning September 1, 2023 and ending August 31, 2029 (the “Extension Term”). Pursuant to the terms of the Lease Amendment, the aggregate commitments will be $6.7 million over the six-year Extension Term and the parties agreed that so long as the Company is not in default, an aggregate amount of $0.2 million shall be abated in installments from the monthly lease commitments until exhausted. The Lease Amendment also provides that prior to the expiration of the Extension Term, the Company has the option to extend the Extension Term for an additional period of seven years.

The following table summarizes the components of lease expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating leases
Operating lease expense	$727	$601	$1,454	$1,201
Variable lease expense	142	91	245	211
Total operating lease expense	$869	$692	$1,699	$1,412

The following table summarizes the balance sheet classification of leases as of June 30, 2023 (in thousands):

June 30,
2023
Operating leases
Operating lease right-of-use assets	$10,163

Operating lease liabilities, current[1]	$2,349
Operating lease liabilities, non-current	11,029
Total operating lease liabilities	$13,378
1.	Included in other current liabilities.

The following table presents other information on leases as of June 30, 2023 and December 31, 2022:

	June 30,		December 31,
	2023		2022
Weighted average remaining lease term, operating leases	5.09	years	5.54	years
Weighted average discount rate, operating leases	8.22%		8.21%

Maturities of lease liabilities were as follows as of June 30, 2023 (in thousands):

Operating Leases
2023 (remaining)	$1,661
2024	3,369
2025	3,299
2026	2,564
2027	2,636
Thereafter	2,873
Total lease payments	$16,402
Less:
Imputed interest	(3,024)
Total lease liabilities	$13,378

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Six Months Ended June 30,
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$1,349

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each being a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately zero as of June 30, 2023. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $31.6 million of future services under these agreements as of June 30, 2023, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations, which include signed orders for capital equipment. These estimated purchase obligations total in range from $3.6 million to $3.8 million.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$826	$1,410	$2,059	$3,372
General and administrative	958	1,572	2,035	3,292
Total stock-based compensation	$1,784	$2,982	$4,094	$6,664

As of June 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $8.6 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.4 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee Stock Options:
Risk-free interest rate	3.49%	2.98%	3.93%	2.10%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	78.45%	86.38%	77.19%	90.05%
Weighted-average fair value of stock options granted	$0.27	$0.72	$0.33	$1.95

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2021	7,854,473	$10.21	6.72	$0.95
Granted	2,920,189	$2.21
Exercised	(46,598)	$0.71
Cancelled	(2,281,601)	$9.44
Balances, December 31, 2022	8,446,463	$7.70	7.09	$—
Granted	2,315,162	$0.48
Exercised	—	$—
Cancelled	(2,334,270)	$4.84
Balances, June 30, 2023	8,427,355	$6.51	6.52	$—

Vested and expected to vest, June 30, 2023	8,427,355	$6.51	6.48	$—
Exercisable at June 30, 2023	5,320,062	$8.25	5.12	$—

The total intrinsic value of stock options exercised during the six months ended both June 30, 2023 and 2022, was zero, as determined at the date of the option exercise.

Cash received from stock option exercises was zero, for the six months ended both June 30, 2023 and 2022. The Company issues new shares of common stock upon exercise of options.

NOTE 12 – RESTRUCTURING RELATED EXPENSES

On March 29, 2023, the Company implemented a strategic reprioritization and corresponding reduction in workforce, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to the Company’s collaboration with Bristol Myers Squibb (the “Restructuring”). The Restructuring reduced the Company’s workforce, ceased further development of the Company’s MT-5111 clinical development program, and refocused the majority of the Company’s pre-clinical efforts around activities related to the Bristol Myers Squibb collaboration. On June 16, 2023, the Company implemented an additional reduction in workforce, reducing the Company’s workforce by approximately 44%. For the three and six months ended June 30, 2023, the Company incurred zero and $0.3 million, respectively, in expenses related to the Restructuring, which is included in research and development and general and administrative expenses in the condensed consolidated statement of operations. The expenses related to the Restructuring related to severance pay and other related termination benefits. The

Company estimates that it will not incur any additional Restructuring related costs as of the time of issuance of these financial statements.

The following table summarizes the activity for the six months ended June 30, 2023 for expenses related to the Restructuring accruals, which are included in Accrued liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2023 (in thousands):

Balance, December 31, 2022	$—
Restructuring expenses	276
Cash payments	(276)
Balance, June 30, 2023	$—

NOTE 13 — STOCKHOLDERS’ EQUITY (DEFICIT)

On June 16, 2023, in satisfaction of its obligations to issue the warrant to K2HV’s affiliated holder pursuant to the CVR Agreement, as further described in Note 8 “Borrowing Arrangements and Debt Extinguishment,” the Company issued a warrant to purchase up to 5,103,343 shares of the Company’s common stock at an exercise price of $0.3919 per share. The warrant is exercisable upon issuance and have a term of ten years. The Company determines whether the warrant should be classified as a liability or equity according to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Upon issuance of the outstanding warrants, the Company determined that equity classification was appropriate. For warrants classified as equity, the Company records the value of the warrants in additional paid-in capital on the condensed consolidated balance sheet. As of June 30, 2023, there were 5,103,343 warrants issued related to the CVR Agreement. On June 16, 2023, the warrant was valued at $2.3 million using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model inputs used were: expected dividend yield of 0%, expected volatility of 80%, risk free interest rate of 3.77%, and expect term of 10.0 years.

NOTE 14 – SUBSEQUENT EVENTS

July 2023 Private Placement

On July 12, 2023, the Company entered into a securities purchase agreement (the “July 2023 Purchase Agreement”) with certain institutional and accredited investors (the “July 2023 Purchasers”) which provides for the private placement (the “July 2023 Private Placement”) of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock in two tranches, as described below.

The closing of the initial tranche occurred on July 17, 2023 and consisted of the issuance of (i) 24,260,644 shares of the Company’s common stock and at a price of $0.47 per share, and (ii) pre-funded warrants (the “July 2023 Pre-Funded Warrants”) exercisable for up to 18,331,547 shares of the Company’s common stock. The price of the July 2023 Pre-Funded Warrants was $0.469 per underlying share of the Company’s common stock, and the exercise price for the Pre-Funded Warrants was $0.001 per share. The Company received approximately $20.0 million in gross proceeds in connection with the closing of the initial tranche and net proceeds, following the payment of related offering expenses, of approximately $18.7 million.

The second tranche would consist of the sale of an additional 42.6 million shares of common stock (or additional pre-funded warrants in lieu thereof) on the same pricing terms as the initial tranche, which would represent further gross proceeds of approximately $20.0 million, and would close if the following conditions were met: within a 12 month measurement period (or such longer period as approved by July 2023 Purchasers who purchased a majority of the securities purchased in the initial tranche), shares of the Company’s common stock trade at a 10-day volume weighted average price of at least $1.41 per share with aggregate trading volume during the same 10-day period of at least 10 million shares, and certain other customary closing conditions, including the absence of a material adverse event as described in the July 2023 Purchase Agreement, are satisfied. This second tranche is a mandatory funding commitment of the July 2023 Purchasers subject to the foregoing conditions. The 12 month measurement period commences on the later of the filing of an amendment to the Company’s certificate of incorporation to implement a reverse stock split of shares of its common stock currently outstanding, without making a reduction in the number of shares of common stock authorized, following stockholder approval, and the effectiveness of a resale registration statement filed in connection with the first tranche closing.

In addition, upon the second tranche closing, the Company would be required to issue to the investors common stock warrants representing the right to purchase an additional 85.2 million shares of the Company’s common stock at an exercise price of $0.47 per share (the “Second Closing Warrants”), in exchange for the payment of $0.125 per share of common stock underlying the Second Closing Warrants. In the aggregate, these Second Closing Warrants would represent 100% warrant coverage of the number of shares of common stock (or pre-funded warrants) sold in the initial tranche and to be sold in the second tranche closing. These Second Closing Warrants would have a term of five years.

Pursuant to the July 2023 Purchase Agreement, the Company granted to the July 2023 Purchasers certain registration rights, pursuant to which, among other things, the Company agreed to (i) file with the SEC a registration statement on Form S-3 after each of the initial tranche and the second tranche to register for resale the shares of common stock issued (and the shares issuable upon exercise of any pre-funded warrants or Second Closing Warrants issued) in the applicable closing, within 30 calendar days following each closing, and (ii) use its commercially reasonable efforts to have each registration statement declared effective as soon as practicable, and in any event no later than 90 days following the applicable closing date (or 120 days following the applicable closing date if the applicable registration statement is reviewed by the SEC). The registration rights covenants are subject to customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy specified filing and effectiveness time periods. Additionally, the July 2023 Purchase Agreement contains customary representations and warranties and agreements of the Company and the July 2023 Purchasers and customary indemnification rights and obligations of the parties. There can be no assurance as to the timing of the closing of the second tranche, or whether the second tranche will close at all. Additionally, there can be no assurance as to whether the proceeds received from the initial tranche, any potential proceeds received in connection with the second tranche, and/or the proceeds from the exercise, if any, of the warrants issued in connection with the July 2023 Private Placement will be sufficient for the Company to regain compliance with the applicable listing criteria of the Nasdaq Capital Market or will be sufficient for the Company to continue as a going concern. As of the date of the filing, the Company will have stockholders’ equity greater than $2.5 million.

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

Recent Developments

FDA Removal of Partial Clinical Hold in the Phase 1 Clinical Trial for MT-0169

On June 1, 2023, we announced that the U.S. Food and Drug Administration (the “FDA”), after reviewing safety data on the program, removed the partial clinical hold on patient enrollment for our MT-0169 trial effective as of May 31, 2023, allowing us to proceed with our plan to evaluate the efficacy of MT-0169, one of our ETBs, which specifically targets CD38, a validated target in Multiple Myeloma. Screening and enrollment has resumed for cohort 3 at 15 mcg/kg. The FDA placed the Phase I study for MT-0169 on a partial clinical hold in April 2023, based on previously disclosed asymptomatic and fully reversible cardiac adverse events (“AEs”) noted in two patients dosed at 50 mcg/kg which prompted the dose reduction to 5 mcg/kg last year.

Restructuring Agreement with K2 HealthVentures LLC

On June 16, 2023 and as described in Note 8 “Borrowing Arrangements and Debt Extinguishment” in our financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we entered into the CVR Agreement with K2HV to fully satisfy and discharge our outstanding secured debt obligations and terminate all other obligations under the existing debt financing facility between us and K2HV in exchange for an aggregate repayment in cash of $27.5 million, the granting of a contingent value right to K2HV and the issuance of a warrant to purchase shares of our common stock to K2HV’s affiliated holder. These contingent value rights require payments to K2HV upon the occurrence of certain events or Acceleration Events described in the CVR Agreement, and payments due for these events is initially capped at $10.3 million which, if not repaid, is subject to various escalating multipliers, as further described in the CVR Agreement. In addition, upon a Change in Control, as defined in the CVR Agreement, we are required to pay an additional payment of $2.5 million. In lieu of a portion of these contingent value rights, K2HV may convert up to $3,000,000 of the Remaining Value, as defined in the CVR Agreement, into an aggregate of 6,124,011 shares of our common stock, subject to adjustment for any stock splits and similar events so long as the number of shares of common stock underlying such conversion right, together with the shares of common stock underlying the warrant, do not exceed 19.99% of the number of shares of our common stock outstanding immediate prior to the execution of the CVR Agreement. In satisfaction of our obligations to issue the warrant to K2HV’s affiliate pursuant to the CVR Agreement, we issued a warrant to purchase up to 5,103,343 shares of our common stock at an exercise price of $0.3919 per share. This warrant has a term of 10 years. To protect its interest in any potential payment of the Remaining Value, K2HV has a security interest in, subject to certain limited exceptions, all assets (including intellectual property) of the Company. Further and pursuant to the terms of the CVR Agreement, we may not (i) incur any indebtedness for borrowed money that is structured as senior or pari passu to K2HV’s outstanding payments without K2HV’s consent or (ii) permit any other liens (other than customary permitted liens) on this collateral without K2HV’s consent.

July 2023 Private Placement

On July 12, 2023 and as described in Note 14 “Subsequent Events” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we entered into the July 2023 Purchase Agreement with the July 2023 Purchasers which provides for the private placement of shares of our common stock and warrants to purchase shares of our common stock in two tranches. The initial tranche of the July 2023 Private Placement closed on July 17, 2023, and consisted of the issuance of (i) 24,260,644 shares of our common stock at a price of $0.47 per share (the closing price per share of our common stock as reported by the Nasdaq Capital Market on July 12, 2023), and (ii) July 2023 Pre-Funded Warrants exercisable for up to 18,331,547 shares of our common stock. The price of the July 2023 Pre-Funded Warrants was $0.469 per underlying share of our common stock, and these warrants contain an exercise price of $0.001 per share. We received approximately $20 million in gross proceeds in connection with the closing of the initial tranche and net proceeds, following the payment of related offering expenses, of approximately $18.7 million. The second tranche would include gross proceeds of approximately $20 million and would consist of the sale and issuance of an additional 42.6 million shares of common stock (or pre-funded warrants in lieu thereof) on the same pricing terms, and would close if certain conditions were met within the 12 month period described in the July 2023 Purchase Agreement, including requirements that shares of our common stock trade for a 10-day volume weighted average price of at least $1.41 per share with aggregate trading volume during the same 10-day period of at least 10 million shares. In addition, upon this second tranche closing, we would issue to the July 2023 Purchasers Second Closing Warrants representing the right to purchase an additional 85.2 million shares of our common stock at an exercise price of $0.47 per share, in exchange for the payment of $0.125 per underlying share of stock. In the aggregate, these Second Closing Warrants would represent 100% warrant coverage of the number of shares of common stock (or pre-funded warrants) sold in the initial and second tranche, and would have a term of five years. We intend to use the net proceeds from the July 2023 Private Placement to fund our ongoing clinical studies, working capital and for general corporate purposes and to continue our collaboration activities with BMS.

Internal Restructuring Related Activities

On June 16, 2023 and as described in Note 12 “Restructuring Related Expenses” in our financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we implemented a reduction in workforce, reducing our workforce by approximately 44% (the “Restructuring”). We did not incur material costs in connection with the Restructuring. The expenses related to the Restructuring related to severance pay and other related termination benefits. We do not anticipate incurring additional costs related to the Restructuring as of the date of this Quarterly Report on Form 10-Q.

Nasdaq Process regarding Potential Delisting of Common Stock

In connection with the deficiency and delisting notices received from Nasdaq as previously disclosed, on April 13, 2023, we presented our plan to regain compliance with both the bid price and stockholders’ equity requirements as needed for continued listing on the Nasdaq Capital Market. We were granted an extension on May 8, 2023, to regain compliance with both requirements by August 28, 2023, subject to certain conditions as set forth by the Nasdaq Hearings Panel (the “Panel”). In connection with the bid price requirement, we are seeking stockholder approval of a reverse stock split at a special meeting scheduled to be held on August 11, 2023. On July 28, 2023 and regarding the stockholders’ equity requirement, we submitted an update to the Panel informing the Panel that we did meet an alternative continued listing standard, the market value of listed securities standard, which requires a company to have at least $35 million in market value of listed securities. On August 2, 2023, Nasdaq notified us that we had demonstrated compliance with this market value of listed securities standard but will be subject to a one-year monitoring period commencing on August 2, 2023. If Nasdaq again finds that we are not in compliance with the market value of listed securities standard (or an alternative continued listing standard) within this monitoring period, a delisting determination letter will be triggered without any grace period. We would then have the opportunity to respond to the Panel pursuant to applicable Nasdaq rules, following which, if our efforts are unsuccessful, our securities may be delisted from Nasdaq. In addition, the Panel may reconsider the matters described in the Panel decisions and notices, and any matters related to our efforts to regain compliance with the bid price requirement by August 28, 2023. This reconsideration may be based upon future events, conditions or circumstances that may arise with the Company, which in the opinion of the Panel, may make continued listing on the Nasdaq Capital Market inadvisable.

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

Immuno-Oncology ETBs

MT-6402 – ETB Targeting PD-L1

We filed an Investigational New Drug (“IND”) application for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase I study of MT-6402 in relapsed/refractory patients with PD-L1 expressing tumors began in July 2021 at a starting dose of 16 mcg/kg. The Phase I study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the TME are eligible for enrollment, irrespective of HLA genotype or CMV status. Following a review of the safety data from cohort 6 (83 mcg/kg), which was well tolerated, patient enrollment in cohort 7 initiated. In November 2021, MT-6402 was granted Fast Track designation for the treatment of patients with advanced with non-small cell lung cancer (“NSCLC”) NSCLC expressing PD-L1. For MT-6402, dose escalation in the Phase I study continues as planned for 2023, with one expansion for patients with high PD-L1 tumor expression (≥ 50%) and the other expansion for patients with low (1 - 49%) PD-L1 tumor expression.

As of June 2023, patients have been treated across seven dose escalation cohorts of 16 mcg/kg, 24 mcg/kg, 32 mcg/kg, 42 mcg/kg, 63 mcg/kg, 83 mcg/kg and 100 mcg/kg in the MT-6402 study of patients with relapsed/refractory tumors that express PD-L1. We continue to observe pharmacodynamic (“PD”) effects including the depletion of PD-L1+ monocytes, MDSCs, PD-L1+ dendritic cells, as well as T cell activation.

One patient with high tumor PD-L1 expression who also had Antigen Seeding capability, demonstrated tumor regression while being dosed with MT-6402 for over 7 months. This patient, with NSCLC, was treated in cohort 1 (16 mcg/kg) and demonstrated resolution of three osseous lesions and a reduction in uptake in the remaining lesion. This patient also experienced grade 2 cytokine release syndrome (“CRS”) consistent with T-cell activation and was dose reduced to 8 mcg/kg. This patient had evaluable-only multiple sites of bone disease that appeared to have resolved on bone scan after 3 - 4 months on MT-6402 with only one remaining site which showed decreased uptake.

One patient in cohort 5 (63 mcg/kg) with metastatic squamous cell nasopharynx carcinoma with disease progression after radiation therapy, chemotherapy, and pembrolizumab had a Partial Response (“PR”) (RECIST) with a 63% reduction in the index lesion after cycle 2. The PR was confirmed after cycle 4 with a 71% reduction and the patient remains on treatment and in a response in cycle 10. This patient’s tumor had 2% PD-L1 expression and was not HLA-A*02, suggesting the response is due to T-cell activation through the clearance of PD-L1+ immune cells. The patient showed a >250% increase in CD8/CD4 T-cell ratios. To date, treatment-related AEs including immune related AEs have been largely restricted to grade 1 or grade 2.

MT-8421—ETB Targeting CTLA-4

We filed an IND for MT-8421, our ETB targeting CTLA-4, in February 2023 and the IND was accepted in March 2023. MT-8421, along with MT-6402, represent our unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells and not only the blocking of ligand-ligand interactions seen with current antibody therapeutics. The ETB approach includes potent destruction of CTLA-4+ regulatory T cells (“Tregs”) via enzymatic ribosome destruction, and the mechanism of cell kill is independent of TME. MT-8421 preferentially destroys high CTLA-4 expressing Tregs in the TME relative to peripheral Tregs which are lower CTLA-4 expressing. Clinical sites are open and we expect the first patient to be enrolled in this first-in-human Phase 1 study in Q3 2023.

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

The revised protocol for the ongoing Phase I study for MT-0169 in patients with relapsed/refractory multiple myeloma opened in January 2022. The revised protocol began at the lower dose of MT-0169 at 5 mcg/kg to reduce the risk of AEs observed at the initial dose level of 50 mcg/kg and to enable patients to continue MT-0169 therapy for a longer duration that may drive tumor benefit. We opened new sites for the Phase I study and enrollment resumed in July 2022. Following a review of the safety data from cohorts 1 (5 mcg/kg) and 2 (10 mcg/kg) in which no cardiac AEs were observed, dose escalation began in cohort 3 at 15 mcg/kg. In April 2023, the FDA placed the Phase I study for MT-0169 on a partial clinical hold based on previously disclosed cardiac AEs noted in two patients dosed at 50 mcg/kg that prompted the dose reduction to 5 mcg/kg last year. Under the partial clinical hold, current study participants could continue treatment, but no new patients were to be enrolled until the partial hold was lifted by the FDA. We submitted our response to the partial clinical hold to the FDA in May 2023, and the partial clinical hold was lifted by the FDA on May 31, 2023. Screening and enrollment has resumed for cohort 3 at 15 mcg/kg. Of the patients treated, one patient with extramedullary IgA myeloma treated at 5 mcg/kg has had a marked reduction in IgA serum protein, conversion from immunofixation positive to negative and resolution of uptake on bone scan of skeletal lesions demonstrating a stringent Complete Response (“CR”). The patient’s disease was quad-agent refractory including CD38-targeting antibody, proteosome inhibitor, IMiD, and a BCMA bispecific antibody. The patient continues on study in a stringent CR at cycle 12.

We expect to provide periodic updates on MT-6402, MT-8421, and MT-0169 throughout the remainder of 2023.

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

Research and Development Expenses

Research and development expenses consist principally of:

●	salaries for research and development staff and related expenses, including stock-based compensation expenses;
●	costs for current good manufacturing practices (“cGMP”) manufacturing of drug substances and drug products by contract manufacturers;
●	fees and other costs paid to clinical trials sites and clinical research organizations, (“CROs”), in connection with the performance of clinical trials and preclinical testing;
●	costs for consultants and contract research;
●	costs of laboratory supplies and small equipment, including maintenance; and
●	depreciation of long-lived assets.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, including the initiation and enrollment of subjects in clinical trials and manufacture of drug or biologic materials for clinical trials. We expect research and development expenses to increase as we advance the clinical development of MT-6402, MT-8421, and/or MT-0169. The successful development of our ETB candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing and costs of the efforts that will be necessary to complete the development of, or the period, if any, in which material net cash inflows may commence from any of our ETB candidates. This is due to numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the scope, rate of progress and expense of our research and development activities;
●	clinical trials and early-stage results;

●	the terms and timing of regulatory approvals; and
●	the ability to market, commercialize and achieve market acceptance for MT-6402, MT-8421, MT-0169, or any other ETB candidate that we or our current or future collaboration partners may develop in the future.

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

General and Administrative Expenses

Our general and administrative expenses consist principally of:

●	salaries for employees other than research and development staff, including stock-based compensation expenses;
●	professional fees for auditors and other consulting expenses related to general and administrative activities;
●	professional fees for legal services related to the protection and maintenance of our intellectual property and regulatory compliance;
●	cost of facilities, communication and office expenses;
●	information technology services; and
●	depreciation of long-lived assets.

Other Income (Expense)

Other income (expense) mainly includes interest income earned on our cash and marketable securities balances held and interest expense on our outstanding borrowings.

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development revenue	$6,627	$4,417	$40,254	$12,903
Grant revenue	238	—	3,240	—
Total revenue	$6,865	$4,417	$43,494	$12,903

Research and Development Revenue

The increase in research and development revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligations under our BMS Collaboration Agreement, resulting in recognition of $25.8 million of research and development revenue in the first quarter of 2023.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2023, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The increase in grant revenue for the three months and six ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to recognizing revenue for the CD38 CPRIT Agreement grant during the period.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$13,413	$21,365	$32,455	$42,862
General and administrative expenses	5,195	6,566	10,997	14,186
Total operating expenses	$18,608	$27,931	$43,452	$57,048

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Program costs	$4,301	$6,455	$9,919	$12,921
Employee compensation	4,914	9,163	13,487	20,202
Laboratory costs	1,870	3,164	4,362	4,021
Other research and development costs	2,328	2,583	4,687	5,718
Total research and development expenses	$13,413	$21,365	$32,455	$42,862

Research and development (“R&D”) expenses decreased by $8.0 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and decreased by $10.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a decrease in employee compensation and program costs.

Program costs decreased by $2.2 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and decreased by $3.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The program costs primarily driving the decrease for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were $1.5 million for MT-8421, $0.3 million for Bristol Myers Squibb, and $0.2 million for MT-5111. The program costs primarily driving the decrease for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were $2.2 million for MT-8421, $0.7 million for Bristol Myers Squibb and $0.5 million for MT-5111, partially offset by an increase of $0.7 million for MT-0169.

Employee compensation costs decreased by $4.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and decreased by $6.7 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as a result of the decrease in R&D headcount.

Laboratory costs decreased by $1.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The main driver of this decrease was laboratory supplies and equipment. Laboratory costs increased by $0.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The main driver of this increase was laboratory repair and maintenance costs.

General and Administrative Expenses

General and administrative expenses decreased by $1.4 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and decreased by $3.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The main driver of this decrease was primarily related to a decrease in employee compensation costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and other income, net	$365	$186	$820	$256
Interest expense	(1,189)	(1,092)	(2,584)	(2,141)
Gain on extinguishment of debt	1,795	—	1,795	—
Change in valuation of contingent value right	303	—	303	—
Loss on disposal of property and equipment	(399)	—	(399)	(1)
Total nonoperating activities	$875	$(906)	$(65)	$(1,886)

Interest and Other Income and Interest Expense

The increase in interest and other income, net for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to higher interest related to our marketable securities.

The increase in interest expense for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to the increase in our interest rate related to our debt holdings.

Liquidity and Capital Resources

Sources of Funds

Historically, we have funded our operations by raising capital from external sources, especially through the sale of common stock, preferred stock, instruments convertible or exercisable for shares of our common stock and our borrowings under the K2 Loan and Security Agreement. As mentioned above and in Note 8, “Borrowing Arrangements and Debt Extinguishment” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we recently restructured and extinguished our obligations pursuant to the K2 Loan and Security Agreement. Also as mentioned above and in Note 14 “Subsequent Events” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we most recently raised approximately $20.0 million in gross proceeds (and $18.7 million in net proceeds) through the sale and issuance of shares of our common stock and July 2023 Pre-funded Warrants in the first tranche of the July 2023 Private Placement. If the conditions in the July 2023 Purchase Agreement are met, we may raise an additional $20.0 million in gross proceeds in a second tranche. However, there can be no assurance on the timing of the closing of the second tranche, or whether the second tranche will close at all. Additionally, there can be no assurance as to whether the proceeds received from the initial tranche, any potential proceeds received in connection with the second tranche, and/or the proceeds from the exercise, if any, of the July 2023 Warrants will be sufficient for us to regain compliance with the applicable listing criteria of the Nasdaq Capital Market or will be sufficient for us to continue as a going concern.

Future Funding Requirements and Liquidity

Adequate additional funds needed to support our ongoing operations may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute stockholders’ ownership interest. If we raise additional funds through collaborations, governmental grants, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or ETB candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market ETB candidates that we would otherwise prefer to develop.

Cash Flows

Comparison of Six Months Ended June 30, 2023 and 2022

The table below summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(28,999)	$(46,165)
Net cash provided by investing activities	29,087	47,392
Net cash used in financing activities	(27,500)	(274)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	$(27,412)	$953

The decrease in net cash used in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to decreases in headcount and program expenses.

The decrease in net cash provided by investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to changes of investment activity of marketable securities.

The increase in net cash used in financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to repayment of $27.5 million as part of the CVR Agreement as described in Note 8 “Borrowing Arrangements and Debt Extinguishment” in our financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $444.8 million as of June 30, 2023. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-6402, MT-8421, MT-0169, and our collaboration with Bristol Myers Squibb. In addition, we expect to incur additional costs associated with continuing to operate as a public company. We anticipate that our expenses will increase substantially if and as we:

●	support the PD-L1 program and the ongoing Phase I study for MT-6402;
●	support the planned Phase I study of MT-8421;
●	support the ongoing Phase I study of MT-0169;
●	research activities through the designation of the development candidate(s) with Bristol Myers Squibb;

●	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
●	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
●	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
●	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our increased operations;
●	experience any delays or encounter any issues resulting from any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
●	service long-term debt.

Because of the numerous risks and uncertainties associated with the development of MT-6402, MT-8421, MT-0169, and our collaboration with Bristol Myers Squibb, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-6402, MT-8421, or MT-0169 will depend on many factors, including:

●	the progress, timing and completion of pre-clinical testing and clinical trials for our current or any future ETB candidates;
●	the number of potential new ETB candidates we identify and decide to develop;
●	the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or any future ETB candidates;
●	the costs involved in filing patent applications and maintaining and enforcing patents or defending against claims or infringements raised by third parties;
●	the time and costs involved in obtaining regulatory approval for our ETB candidates and any delays we may encounter as a result of evolving regulatory requirements or adverse results with respect to any of these ETB candidates;
●	any licensing or milestone fees we might have to pay during future development of our current or any future ETB candidates;
●	selling and marketing activities undertaken in connection with the anticipated commercialization of our current or any future ETB candidates and costs involved in the creation of an effective sales and marketing organization; and
●	the amount of revenues, if any, we may derive either directly or in the form of royalty payments from future sales of our ETB candidates, if approved.

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

Going Concern and Liquidity

Management has identified certain conditions or events, which, when considered in the aggregate, raise substantial doubt as to our ability to continue as a going concern. We have not yet established an ongoing source of revenues sufficient to cover our operating and capital expenditure requirements or to cover any potential payments that may become due and payable pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. Based on our unrestricted cash and cash equivalents as of June 30, 2023 (approximately $5.0 million), the proceeds from the July 2023 Private Placement, the anticipated cost-savings of the Restructuring and other assumptions, we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements to the third quarter of 2024.

Our financial statements are prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As noted above, we have not yet established an ongoing source of revenues sufficient to cover our operating costs or potential obligations pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1, “Organization and Summary of Significant Accounting Policies”, to our unaudited condensed financial statements for the quarter ended June 30, 2023, included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2023, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage biopharmaceutical company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

●	We expect that we will need substantial additional funding. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or further reduce or scale back our operations.
●	If we fail to achieve the cost savings and benefits expected of the Restructuring, our business prospects and our financial condition may be adversely affected. Further, the Restructuring could result in disruptions to our business.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.
●	We have certain obligations pursuant to the CVR Agreement, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations and the price and value of our common stock.
●	The listing of shares of our common stock does not currently comply with the rules of the Nasdaq Capital Market or any other Nasdaq Market tier. A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.
●	We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never become profitable.
●	Manufacturing difficulties, disruptions or delays could limit supply of our drug or biologic candidates and adversely affect our clinical trials.
●	Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain or any of our drug or biologic candidates.
●	The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as ETBs is unproven and may never lead to marketable products.
●	We are heavily dependent on the success of our drug or biologic candidates, the most advanced of which is in the early stages of clinical development.
●	Our drug or biologic candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.
●	Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.
●	Even if we obtain regulatory approval for a product, we will remain subject to ongoing regulatory requirements. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.
●	Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.
●	Our ability to compete effectively may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future drug or biologic candidates and related processes for our developmental pipeline.
●	We rely on third parties to conduct our clinical trials, manufacture our drug or biologic candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines, or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our drug or biologic candidates when expected or at all, and our business could be substantially harmed.

●	We have entered into a BMS Collaboration Agreement with Bristol Myers Squibb and, pursuant to the terms of that agreement, could become dependent on Bristol Myers Squibb for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products directed to multiple targets.
●	We face substantial competition, and our competitors may discover, develop or commercialize drugs faster or more successfully than we do.
●	We may not be successful in any efforts to identify, license, discover, develop or commercialize additional drug or biologic candidates.
●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Form 10-Q including matters set forth in this “Risk Factors” section.

Risks Related to Our Financial Condition and Capital Requirements

We expect that we will need substantial additional funding. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or further reduce or scale back our operations.

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we or our current or future collaboration partners develop, including MT-6402, MT-8421, and MT-0169, until we obtain regulatory approval and commercialize such biologics. Unless and until we can generate a substantial amount of revenue from product sales, if ever, we expect to finance our operations and future cash needs through a combination of public or private equity offerings and debt financings or other sources, which may include collaborations with third parties. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

Disruptions in the financial markets have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. To the extent that we raise additional capital through the sale of equity, convertible debt or other securities convertible into equity, the ownership interest of our stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect rights of our stockholders.

Debt financing, if available at all, would likely involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, completing acquisitions or declaring or paying dividends. Pursuant to the terms of the CVR Agreement, we are restricted from obtaining additional debt financing, subject to certain limited exceptions, unless this debt is junior and subordinated to our obligations pursuant to the CVR Agreement.

We also have historically received, and may receive in the future, funds from state or federal government grants for research and development. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under this section in the risk factor titled “Risks Related to the Development of Our Drug or Biologic Candidates— Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of drug or biologic candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.”

Although we might apply for government contracts and grants in the future, we cannot assure that we will be successful in obtaining additional grants for any drug or biologic candidates or programs.

We cannot be assured that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of drug or biologic candidates to meet our projected plans. In particular, the conditions necessary to complete the second tranche closing for the July 2023 Private Placement may never occur or may not occur in the time frames we might expect. If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug or biologic candidates or future revenue streams or grant licenses on terms that are not favorable to us. If we are unable to obtain funding on a timely basis, we may be required to further reduce or scale back our operations, delay or discontinue one or more of our development programs or the commercialization of any drug or biologic candidates, be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially harm our business, financial condition, and results of operations. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our drug, biologic candidates or programs.

If we fail to achieve the cost savings and benefits expected of the Restructuring, our business prospects and our financial condition may be adversely affected. Further, the Restructuring could result in disruptions to our business.

The actual savings or benefits from the Restructuring may be less than expected or substantially less than expected. The restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, the Restructuring may result in unexpected expenses or liabilities and/or write-offs. If the Restructuring fails to achieve some or all of the expected cost-savings and benefits, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

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

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. See Note 1, “Organization and Summary of Significant Accounting Policies” to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on our assessment. We have not yet established an ongoing source of revenues sufficient to cover our operating and capital expenditure requirements and to cover any potential payments that may become due and payable pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common and preferred stock, private placements of equity securities, a reverse merger, upfront and milestone payments received from its prior and current collaboration agreements, a debt financing facility, as well as funding from governmental bodies and bank and bridge loans. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. Based on our unrestricted cash and cash equivalents as of June 30, 2023 (approximately $5.0 million), and the proceeds from the July 2023 Private Placement, the anticipated cost-savings of the Restructuring and other assumptions, we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements to the third quarter of 2024.

If we are unable to obtain additional capital and continue as a going concern, we might have to further scale back our operations or liquidate our assets and cease operations entirely, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of capital resources and our conclusion that we may be unable to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

We have certain obligations pursuant to the CVR Agreement, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations and the price and value of our common stock.

In June 2023, we entered into the CVR Agreement with K2HV to fully satisfy and discharge our outstanding secured debt obligations and terminate all other obligations under the existing debt financing facility between us and K2HV in exchange for an aggregate repayment in cash of $27.5 million and the granting of a contingent value right to K2HV and a warrant to purchase common stock to K2HV’s affiliated holder. These contingent value rights require payments to K2HV upon the occurrence of certain events or Acceleration Events described in the CVR Agreement, and payments due for these events is initially capped at $10.3 million which, if not repaid, is subject to various escalating multipliers. Alternatively, K2HV may, subject to the terms of the CVR Agreement, convert $3.0 million of these contingent value rights into up to 6,124,011 shares of our common stock (together with the K2HV warrants, subject to a 19.99% blocker). In the event of a Change in Control as described in the CVR Agreement, we are required to pay an additional $2.5 million. Additionally, in connection with the CVR Agreement, the Company issued to K2HV warrants to purchase 5,103,343 shares of the Company’s common stock for an exercise price of $0.3919 per share, which have a term of ten years. Pursuant to the terms of the CVR Agreement and subject to certain limited exceptions, we may not incur additional indebtedness unless it is junior to our obligations pursuant to the CVR Agreement. The Company’s obligations pursuant to the CVR Agreement are secured by substantially all of the Company’s assets (including intellectual property), subject to limited exceptions. Our failure to make payments as due under the CVR Agreement could result in an Acceleration Event as defined in the CVR Agreement, under which certain of our obligations pursuant to the CVR Agreement, at the election of K2HV, may be deemed accelerated and due and payable in full. Acceleration Events include, but are not limited to, material breaches of certain covenants, initiation of insolvency proceedings, impairments in liens held by K2HV under the CVR Agreement, and failure to maintain the listing of shares of our common stock on a trading market, including certain OTC markets, for more than two business days. Our obligations to make payments in the event of certain changes of control and otherwise pursuant to the CVR Agreement are senior to our obligations to make payments and distributions to holders of our common stock. Any accelerated amounts under the CVR Agreement could materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital, cause us to cease our operations entirely and may result in the holders of our common stock not receiving value for or reducing the value of their investment.

The listing of shares of our common stock does not currently comply with the rules of the Nasdaq Capital Market or any other Nasdaq Market tier. A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.

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

Unless our common stock is listed on a national securities exchange, such as the Nasdaq Capital Market, our common stock may also be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share, and that are not otherwise exempted from the definition of a penny stock under other exemptions provided for in the applicable regulations. The following is a list of the general restrictions on the sale of penny stocks:

●	Before the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition, investment experience, and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.

●	A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.”
●	The Exchange Act requires that before effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions, and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.
●	A dealer that sells penny stock must send to the purchaser, within 10 days after the end of each calendar month, a written account statement including prescribed information relating to the security.

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

We are seeking to effect a reverse stock split, subject to obtaining stockholder approval, in order to address the $1.00 minimum bid price requirement under Nasdaq rules at our upcoming Special Meeting of Stockholders expected to be held August 11, 2023. In the event a reverse stock split is implemented, we cannot predict the effect that such reverse stock split would have on the market price for shares of our common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if such reverse stock split were to have a positive effect on the market price for shares of our common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our common stock following the reverse stock split. Further, even if we implement the reverse stock split in the time period required, there can be no assurance that stock price of our common stock will remain above the minimum $1.00 bid price required for any post-split Nasdaq monitoring period or otherwise. A delisting for this reason or any other reason could materially affect our ability to raise capital, adversely affect our business and the price of our common stock. In addition and per the terms of a notification that we received from the Nasdaq on August 2, 2023, we are subject to a one-year mandatory monitoring period commencing on August 2, 2023 regarding our ability to satisfy the stockholders’ equity listing standard (or an alternative listing standard). If, within this one-year monitoring period, the Nasdaq staff again finds that we are not in compliance with the market value of listed securities standard (or an alternative continued listing standard), the Nasdaq staff will issue a delisting determination letter without any grace period. We would then have the opportunity to respond and present to the Panel pursuant to applicable Nasdaq rules, following which, if our efforts are unsuccessful, our securities would be delisted from Nasdaq. A delisting for these reasons or any other reason could materially affect our ability to raise capital, adversely affect our business and the price of our common stock.

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, excluding the first quarter of 2023. The net loss attributable to common shareholders was zero for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $444.8 million.

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

We have no products approved for commercialization and have never generated any revenue. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our drug or biologic candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

●	completing research and development of one or more of our drug or biologic candidates;
●	obtaining regulatory and marketing approvals for one or more of our drug or biologic candidates;
●	manufacturing one or more drug or biologic candidates and establishing and maintaining supply and manufacturing relationships with third parties that are commercially feasible;
●	marketing, launching and commercializing one or more drug or biologic candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
●	gaining market acceptance of one or more of our drug or biologic candidates as treatment options;
●	meeting our supply needs in sufficient quantities to meet market demand for our drug or biologic candidates, if approved;
●	addressing any competing products;
●	protecting, maintaining and enforcing our intellectual property rights, including patents, trade secrets and know-how;
●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
●	obtaining reimbursement or pricing for one or more of our drug or biologic candidates that supports profitability; and
●	retaining qualified personnel.

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

In addition, as a drug or biologic candidate manufacturer with one manufacturing facility, we are exposed to the following additional risks:

●	limited capacity of manufacturing facilities;
●	contamination of drug or biologic candidates in the manufacturing process;
●	events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, inflation, natural disasters, acts of war, terrorism, or disease outbreaks, such as the conflict in Ukraine;
●	labor disputes or shortages, including the effects of health emergencies, epidemics, pandemics, or natural disasters;
●	failure to ensure compliance with regulatory requirements;
●	changes in forecasts of future demand;
●	timing and actual number of production runs and production success rates and yields;
●	contractual disputes with our suppliers and contract manufacturers;
●	timing and outcome of product quality testing;
●	power failures and/or other utility failures;
●	disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel that could result in temporary closures of our facilities or the facilities of our collaborators or suppliers;
●	breakdown, failure, substandard performance or improper installation or operation of equipment;
●	following New Drug Application (“NDA”) or Biologics License Application (“BLA”) approval, a change in the manufacturing site would require additional approval from the FDA, which could require new testing and compliance inspections, and we carry the risk of non-compliance with such inspections;
●	we may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any; and
●	as a drug or biologic candidate manufacturer, we are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other U.S. and corresponding foreign requirements, and we carry the risk of non-compliance with these regulations and standards.

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

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	potential delays in patient enrollment for our clinical trials due to public health emergencies or pandemics, natural disasters, staffing shortages, or other events, which may affect our ability to initiate and/or complete preclinical studies, conduct ongoing clinical trials, and delay initiation of planned and future clinical trials;
●	inability to generate satisfactory preclinical, toxicology or other in vivo or in vitro data or to develop diagnostics capable of supporting the initiation or continuation of clinical trials;
●	delays in reaching agreement on acceptable terms with clinical research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	delays or failure in obtaining required an institutional review board (“IRB”) approval at each clinical trial site;
●	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
●	delays in recruiting or failure to recruit sufficient eligible volunteers or subjects in our clinical trials;
●	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
●	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
●	subjects withdrawing from our clinical trials;
●	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold, such as the recent clinical hold regarding MT-0169;
●	occurrence of adverse events associated with our drug or biologic candidates;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical trials of our drug or biologic candidates;
●	negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a drug or biologic candidate; and
●	delays in reaching agreement on acceptable terms with third-party manufacturers or an inability to manufacture sufficient quantities of our drug or biologic candidates for use in clinical trials.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in relapsed/refractory patients with PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. Our CD38-targeted ETB, MT-0169, has been administered to patients with relapsed/refractory multiple myeloma in a Phase I trial but was placed on a partial clinical hold by the FDA in April 2023 based upon previously disclosed cardiac adverse events noted in two patients dosed at 50 mcg/kg that prompted a dose reduction to 5 mcg/kg in early 2022. Patients already enrolled in the MT-0169 clinical study were able to continue treatment but no new patients were enrolled during this time. The partial clinical hold was lifted on May 31, 2023 and screening and enrollment of new patients has re-initiated on July 14, 2023. The Phase I study for MT-0169 began dosing patients in the first quarter of 2020 was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. The revised protocol for the Phase I study for MT-0169 began dosing patients in July 2022 and had cleared the 5 mcg/kg and 10 mcg/kg doses. Our ETB candidate MT-8421 is planned to be tested in Phase I study mid-year 2023. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

The effects of the COVID-19 pandemic, moreover, including the responses of the federal, international, state and regional governments to the pandemic, could continue to have an impact on the timeline for review and approval of new marketing applications. The FDA announced in July 2022 that remote regulatory assessments of facilities and other alternative approaches developed during the first two years of the pandemic will continue to be used by the agency in order to supplement its in-person inspection program. Congress endorsed the FDA’s approach to remote facility assessments via amendments made to the FDCA as part of the Consolidated Appropriations Act for 2023.

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

If we experience delays, or further delays, in the completion of, or termination of, any clinical trials of our drug or biologic candidates, the commercial prospects of our drug or biologic candidates could be harmed, and our ability to generate product revenue from any of these drug or biologic candidates could be delayed or prevented. In addition, any delays in completing our clinical trials would likely increase our overall costs, impair drug or biologic candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Our drug or biologic candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

As discussed elsewhere in this Quarterly Report on Form 10-Q, the clinical hold for MT-0169 was recently lifted. Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to again interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations with a similar class of immunotoxins or ETBs, the adverse events (“AEs”) considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (“CRS”), infusion-related reactions (“IRR”), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, capillary leak syndrome (“CLS”), reproductive risks, and cardiovascular toxicity. The important or potential risks and AEs of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS,

IRR, thrombotic microangiopathy (“TMA”) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-6402 and MT-0169, continued clinical trials could reveal higher incidence of side effects or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs, including MT-8421, or discontinuation of our trials. Though the clinical hold for MT-0169 was recently lifted, regulatory authorities may again suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in cited deficiencies, or the imposition of a clinical hold, study subject safety concerns, adverse effects or events, severe adverse events including death, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-6402, MT-8421, MT-0169, or any other of our drug or biologic candidates, will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for any or all ETB product candidates.

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

Additionally, even if one or more of our drug or biologic candidates receives marketing approval, if we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such products;
●	regulatory authorities may require additional warnings or new contraindications on the label;
●	we may be required to create a Risk Evaluation and Mitigation Strategies (“REMS”) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, or other elements to assure safe use;
●	we may be required to change the way such drug or biologic candidates are distributed or administered, or change the labeling of the drug or biologic candidates;
●	we may be subject to regulatory investigations and government enforcement actions;
●	the FDA or a comparable foreign regulatory authority may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the product;
●	we may decide to recall such drug or biologic candidates from the marketplace; and
●	our reputation may suffer.

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

●	withdrawal of clinical trial volunteers, investigators, subjects or trial sites;
●	the inability to commercialize, or if commercialized, decreased demand for, our drug or biologic candidates;
●	if commercialized, product recalls, limitations on approved indications, marketing or promotional restrictions or the need for product modification;
●	initiation of investigations by regulators or government enforcement bodies;
●	loss of revenues;
●	substantial costs of litigation, including monetary awards to subjects or other claimants;
●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay;
●	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
●	the diversion of management’s attention from our business; and
●	damage to our reputation and the reputation of our products and our technology.

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

In addition, later discovery of previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or failure to comply with applicable regulatory requirements may result in a variety of risks. For example, a regulatory agency or enforcement authority may, among other things:

●	impose restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	impose requirements to conduct post-marketing studies or clinical trials;
●	issue warning or untitled letters if the regulator is the FDA, or comparable notice of violations from foreign regulatory authorities;
●	issue consent decrees, injunctions or impose civil or criminal penalties;
●	require the payment of fines, restitution or disgorgement of profits or revenues;
●	suspend or withdraw regulatory approval;
●	suspend any of our ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications submitted by us;
●	impose restrictions on our operations, including closing our or our CMOs’ manufacturing or analytical testing facilities; or

●	require product seizure or detention, recalls or refuse to permit the import or export of products.

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

Even if we obtain regulatory approval for our drug or biologic candidates, the approved products may nonetheless fail to gain sufficient market acceptance among physicians, third-party payors, patients and other members of the medical community, which is critical to commercial success. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any drug or biologic candidate for which we receive approval depends on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments or competitive products;
●	perceptions by the medical community, physicians, and patients regarding the safety and effectiveness of our products and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the size of the market for such drug or biologic candidate, based on the size of the patient subsets that we are targeting, in the territories for which we gain regulatory approval and have commercial rights;
●	the safety of the drug or biologic candidate as demonstrated through broad commercial distribution;
●	the ability to offer our drug or biologic candidates for sale at competitive prices;
●	the availability of adequate reimbursement and pricing for our products from governmental health programs and other third-party payors;
●	relative convenience and ease of administration compared to alternative treatments;
●	cost-effectiveness of our product relative to competing products;
●	the prevalence and severity of any side effects;
●	the adequacy of supply of our drug or biologic candidates;
●	the timing of any such marketing approval in relation to other product approvals;
●	any restrictions on concomitant use of other medications;
●	support from patient advocacy groups; and
●	the effectiveness of sales, marketing and distribution efforts by us and our licensees and distributors, if any.

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

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been or are expected to be subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned. For example, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (“CMS”) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, including with an announcement that it will publish the first list of 10 Medicare Part D drugs for negotiation by September 1, 2023 and that the manufacturers of those selected drugs must sign an agreement with CMS to conduct negotiations by October 1. However, the programs on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints.

Additionally, in July 2021, President Biden issued a sweeping executive order promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following finalization of the Canadian drug importation rulemaking in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, and such actions have started within the implementation of the IRA. In addition to the IRA’s drug price negotiation provisions summarized above, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. This CMS report was released in February 2023 and describes three models to be tested by the agency, the results of which are expected to further inform the current Administration’s priorities and activities in this area. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

There also are a number of state and local legislative and regulatory efforts related to drug or biologic pricing, including drug or biologic price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, and Congress has been actively convening hearings and considering legislation related to PBM practices. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us.

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

If we obtain FDA approval for any of our drug or biologic candidates and begin commercializing those products in the United States, our operations will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Physicians, other health care providers and third-party payors will play a primary role in the recommendation, prescription and use of any drug or biologic candidates for which we obtain marketing approval. In the U.S., our future arrangements with such third parties may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our business or financial arrangements and relationships through which we market, sell and distribute any products for which we may obtain marketing approval. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare and Medicaid. Restrictions under applicable domestic and foreign health care laws and regulations include but are not limited to the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase order or recommendation of a good or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the U.S. False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; actions may be brought by the government or a whistleblower and may include an assertion that a claim for payment by federal health care programs for items and services which results from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers;

●	the federal transparency requirements, sometimes referred to as the “Sunshine Act,” enacted as part of the ACA, which requires, among other things, manufacturers of drugs, devices, biologics and medical supplies that are reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain advanced non-physician health care practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, as well as physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;
●	analogous state and foreign laws that require pharmaceutical companies to track, report and disclose to the government and/or the public information related to payments, gifts, and other transfers of value or remuneration to physicians and other health care providers, marketing activities or expenditures, or product pricing or transparency information, or that require pharmaceutical companies to implement compliance programs that meet certain standards or to restrict or limit interactions between pharmaceutical manufacturers and members of the health care industry;
●	the U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal health care programs;
●	HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
●	state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways or conflict with each other and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our potential future customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data.

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

In addition, to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act (“CMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CMIA, California also recently enacted the California Consumer Privacy Act of 2018 (“CCPA”) which became effective January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered businesses, and provides new privacy rights for California residents, including the right to opt out of certain disclosures of their information. It also creates new privacy rights for California residents and increases the privacy and security obligations of entities handling personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which is expected to increase data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (“CPRA”) went into effect on January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency authorized to issue substantive regulations, although enforcement of the first set of CPRA’s implementing regulations finalized by CPPA has been delayed until March 29, 2024 by a California Superior Court judge. The CPRA also extends the provisions of both the CCPA and the CPRA to the personal information of California-based employees. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah will all take effect.

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

During the course of our development of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the Cancer Prevention & Research Institute of Texas (“CPRIT”). On September 18, 2018, we entered into our second CPRIT award grant contract for our CD38 targeted ETB program (“the CD38 CPRIT Agreement”), which was extended in September 2022. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

●	require repayment of all or a portion of the grant proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas, failure to achieve certain milestones or to comply with terms relating to use of grant proceeds, or failure to comply with certain laws;
●	terminate agreements, in whole or in part, for any reason or no reason;

●	reduce or modify the government’s obligations under such agreements without the consent of the other party;
●	claim rights, including march-in and other intellectual property rights, in products and data developed under such agreements;
●	audit contract-related costs and fees, including allocated indirect costs;
●	suspend the contractor or grantee from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;
●	impose the State of Texas or U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements;
●	impose the qualifications for the engagement of manufacturers, suppliers and other contractors as well as other criteria for reimbursements;
●	suspend or debar the contractor or grantee from doing future business with the government;
●	control and potentially prohibit the export of products;
●	pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions specific to government agreements; and
●	limit the government’s financial liability to amounts appropriated by the State of Texas on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for a program even after it has been funded for an initial period.

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

In addition, government contracts and grants normally contain additional requirements that may increase our costs of doing business, reduce our profits and expose us to liability for failure to comply with these requirements. These requirements include, for example:

●	specialized accounting systems unique to government contracts and grants;
●	mandatory financial audits and potential liability for price adjustments or recoupment of government funds after such funds have been spent;
●	public disclosures of certain contract and grant information, which may enable competitors to gain insights into our research program; and

●	mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologic products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including from December 22, 2018 through January 25, 2019, and congressional impasses periodically threaten to cause future government shutdowns. When a shutdown occurs, certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Moreover, government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Intellectual property rights have limitations and do not necessarily address all potential threats to our competitive advantage. Our ability to obtain patent protection for our proprietary technologies, drug or biologic candidates and their uses is uncertain, and the degree of future protection afforded by our intellectual property rights is uncertain due to a number of factors, including, but not limited to:

●	we or our past, current or future licensors or collaboration partners may not have been the first to make the inventions disclosed in or covered by pending patent applications or issued patents;
●	we or our past, current or future licensors or collaboration partners may not have been the first to file patent applications, including covering our ETB technology, drug or biologic candidates, compositions or their uses;
●	others may independently develop identical, similar or alternative methods, products, drug or biologic candidates or compositions and uses thereof;
●	we or our past, current or future licensors or collaboration partners’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
●	any or all of our or our current or future licensors or collaboration partners’ pending patent applications may not result in issued patents;
●	we or our current or future licensors or collaboration partners may not seek or obtain patent protection in jurisdictions or countries that may provide us with a significant business opportunity;
●	we or our current or future licensors or collaboration partners might seek or obtain patent protection in jurisdictions or countries that might not provide us with a significant business opportunity;

●	any patents issued to us or to our past, current or future licensors or collaboration partners, or to us and to our past, current or future licensors or collaboration partners, may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by one or more third parties;
●	we or our past, current or future licensors’ or collaboration partners’ products, drug or biologic candidates, compositions, methods or uses thereof may not be patentable;
●	we or our past, current or future licensors or collaboration partners might fail to maintain our or their patents, resulting in their abandonment;
●	we or our current or future licensors or collaboration partners might fail to obtain patent term extensions available in the United States or in foreign jurisdictions or countries;
●	others may design around our or our past, current or future licensors’ or collaboration partners’ patent claims to produce competitive technologies, products or uses which fall outside of the scope of our patents or other intellectual property rights;
●	others may identify prior art or other bases which could render unpatentable our or our past, current or future licensors’ or collaboration partners’ patent applications, or invalidate our or our past, current or future licensors or collaboration partners’ patents;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we or our past, current or future licensors or collaboration partners do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets; or
●	we or our current or future licensors or collaboration partners may not develop additional proprietary technologies or products that are patentable.

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

Under the Leahy-Smith America Invents Act (“AIA”), the United States adopted a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that filed or files a patent application with the USPTO after March 16, 2013 but before we file an application could therefore have been granted a patent covering an invention of ours even if we had made the invention before it was made by the third party. Since patent applications in the United States and most other countries are confidential at least 18 months after filing, we cannot be certain that we were the first to file any patent application related to our drug or biologic candidates.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, it is also possible that we will fail to identify patentable aspects of further inventions made in the course of our research, development or commercialization activities before they are publicly disclosed, making it in many cases too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new drug or biologic candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of a patent that covers an approved product where the permission for the commercial marketing or use of the product is the first permitted commercial marketing or use, and as long as the remaining term of the patent does not exceed 14 years from the product’s approval date. However, the applicable authorities, including the FDA in the United States, and any comparable regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we, our past, current or future collaboration partners or licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we, our past, current or future collaboration partners or licensors were the first to file for patent protection of such inventions.

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

For example, we have previously collaborated, and may collaborate in the future, with federal, state or international academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions grant the rights to the collaborator and retain a non-commercial license to all rights as well as retain march-in rights in the situation that the collaborator fails to exercise or commercialize certain covered technologies. Regardless of such initial rights, we may be unable to exercise or commercialize certain funded technologies thereby triggering march-in rights of the funding institution. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:

●	we may be unable to identify manufacturers to manufacture our drug or biologic candidates on acceptable terms or at all, because the number of qualified potential manufacturers is limited. Following NDA or BLA approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections;
●	our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
●	our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our drug or biologic candidates;
●	drug or biologic manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards, and we do not have direct control over third-party manufacturers’ compliance with these regulations and standards;
●	if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own or be able to license, or we may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our drug or biologic candidates;
●	while we currently carry insurance in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors, we and/or our third-party manufacturers may not have sufficient insurance coverage in the event of any inadvertent destruction of or loss of any drug substance by them, which could result in delays in production and/or our clinical trials and/or result in additional costs to us; and
●	our third-party manufacturers could breach or terminate their agreements with us.

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

Unless earlier terminated, the BMS Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis on the date of expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the earlier of (a) the expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to all licensed products in all countries or (b) upon Bristol Myers Squibb’s decision not to exercise any option on or prior to the applicable option deadlines. Bristol Myers Squibb has the right to terminate the BMS Collaboration Agreement for convenience upon prior written notice to Company. Either party has the right to terminate the BMS Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. We have the right upon prior written notice to terminate the BMS Collaboration Agreement in the event that Bristol Myers Squibb or any of its affiliates asserts a challenge against our patents. If Bristol Myers Squibb terminates the BMS Collaboration Agreement, it will result in a delay in or could prevent us from further developing or commercializing products directed to these targets and will delay and could prevent us from obtaining revenues for such product. Further, disputes may arise between us and Bristol Myers Squibb, which may delay or cause the termination of this collaboration, result in significant litigation, cause Bristol Myers Squibb to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of products directed to these new targets ourselves, we may have to curtail or abandon that development or commercialization, which could harm our business.

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

Our business strategy, along with our short- and long-term operating results depend in part on our ability to execute on our existing strategic collaboration and to license or partner with new strategic partners. In addition to the BMS Collaboration Agreement, we expect to seek to collaborate with other partners in the future. Even if we are successful at entering into one or more additional collaborations with respect to the development and/or commercialization of one or more drug or biologic candidates, there is no guarantee that any of these collaborations will be successful. We believe collaborations allow us to leverage our resources and technologies and we anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partner. Collaborations may pose a number of risks, including the following:

●	collaboration partners often have significant discretion in determining the efforts and resources that they will apply to the collaboration, and may not commit sufficient resources to the development, marketing or commercialization of the product or products that are subject to the collaboration;
●	collaboration partners may not perform their obligations as expected or may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner;
●	any such collaboration may significantly limit our share of potential future profits from the associated program, and may require us to relinquish potentially valuable rights to our current drug or biologic candidates, potential products or proprietary technologies or grant licenses on terms that are not favorable to us;

●	collaboration partners may cease to devote resources to the development or commercialization of our drug or biologic candidates if the collaboration partners view our drug or biologic candidates as competitive with their own products or drug or biologic candidates;
●	disagreements with collaboration partners, including disagreements over proprietary rights, contract interpretation or the course of development, might cause delays or termination of the development or commercialization of drug or biologic candidates, and might result in legal proceedings, which would be time consuming, distracting and expensive;
●	collaboration partners may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;
●	collaboration partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	the collaborations may not result in us achieving revenues sufficient to justify such transactions;
●	by entering into certain collaborations, we may forego opportunities to collaborate with other third parties who do not wish to be associated with our existing third-party strategic partners; and
●	collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of the applicable drug or biologic candidate.

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

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our drugs will depend in part on the health care providers, patients and third-party payors accepting our drug or biologic candidates as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients or third-party payors. The degree of market acceptance of any of our drug candidates will depend on a number of factors, including but not limited to:

●	the efficacy of the product as demonstrated in clinical trials and potential advantages over competing treatments;
●	the prevalence and severity of the disease and any side effects of the product;

●	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;
●	the convenience and ease of administration of the product;
●	the cost of treatment;
●	the perceptions by the medical community, physicians, and patients, regarding the safety and effectiveness of our products and the willingness of the patients and physicians to accept these therapies;
●	the perceived ratio of risk and benefit of these therapies by physicians and the willingness of physicians to recommend these therapies to patients based on such risks and benefits;
●	the marketing, sales, supply and distribution support for the product;
●	the publicity concerning our drugs or biologics or competing products and treatments; and
●	the pricing and availability of third-party insurance coverage and reimbursement.

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

Although a substantial amount of our effort has focused on the continued clinical testing, potential approval and commercialization of our existing drug or biologic candidates, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop or commercialize additional drug or biologic candidates. Research programs to identify new drug or biologic candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or drug or biologic candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional drug or biologic candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

●	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential drug or biologic candidates;
●	we may not be able or willing to assemble sufficient resources to acquire or discover additional drug or biologic candidates;
●	our drug or biologic candidates may not succeed in preclinical or clinical testing;

●	our drug or biologic candidates may be shown to have harmful side effects or may have other characteristics that may make them unmarketable or unlikely to receive marketing approval;
●	competitors may develop alternatives that render our drug or biologic candidates obsolete or less attractive;
●	drug or biologic candidates we develop may be covered by third-parties’ patents or other exclusive rights;
●	the market for a drug or biologic candidate may change during our program so that such a drug or biologic candidate may become unreasonable or infeasible to continue to develop;
●	a drug or biologic candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	a drug or biologic candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved drugs. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare and Medicaid Services (“CMS”) an agency within the United States Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel drug or biologic candidates such as ours and what reimbursement codes our drug or biologic candidates may receive if approved. Moreover, as noted above under “Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations,” in 2022 Congress enacted and President Biden signed into law new authorities for CMS to negotiate drug prices annually for certain prescription drugs and biological products, subject to statutory criteria and a future selection process that is in the process of being developed by CMS. It is unclear how these forthcoming changes in the way that CMS does business with certain members of the biopharmaceutical industry may impact coverage or reimbursement decisions across the industry as a whole.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	our ability to obtain regulatory approvals for MT-6402, MT-8421, MT-0169, or other drug or biologic candidates, and delays or failures to obtain such approvals;
●	adverse results, clinical holds, or delays in the clinical trials of our drug or biologic candidates or any future clinical trials we may conduct, or changes in the development status of our drug or biologic candidates;
●	failure of any of our drug or biologic candidates, if approved, to achieve commercial success;
●	failure to maintain our existing third-party collaboration, license and supply agreements;
●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our drug or biologic candidates;
●	any inability to obtain adequate supply of our drug or biologic candidates or the inability to do so at acceptable prices;
●	adverse regulatory authority decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial and development projections we may provide to the public;
●	failure to meet or exceed the financial and development projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic collaborations, strategic alternatives, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	additions or departures of key personnel;
●	significant lawsuits, including patent or stockholder litigation;
●	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business or stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, such as inflation;
●	sales of our common stock by us or our stockholders in the future;
●	the trading volume of our common stock;
●	the issuance of additional shares of our preferred stock or common stock, or the perception that such issuances may occur, including through the second tranche of the July 2023 Private Placement, pursuant to the CVR Agreement, or any sales of our preferred stock or common stock by our stockholders in the future;
●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
●	adverse publicity relating to ETB drugs generally, including with respect to other drugs and potential drugs in such markets;
●	the introduction of technological innovations or new therapies that compete with our potential drugs;
●	changes in the structure of health care payment systems;
●	disruptions in the financial markets;
●	the impact of political instability and military conflict, such as the conflict in Ukraine, which has resulted in instability in the global financial markets and export controls; and
●	period-to-period fluctuations in our financial results.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 31, 2023, a total of 80,612,666 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. Further, our stockholders will experience additional dilution when and if shares of common stock (or securities exercisable or convertible into shares of common stock) are issued by us, including when and if we issue securities in the second tranche of the July 2023 Private Placement, the CVR Agreement or pursuant to any of our recently issued warrants to purchase shares of our common stock, and these issuances (or the belief that these issuances may occur) may adversely affect the price of our common stock.

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

Provisions of Delaware law, where we are incorporated, our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

●	authorizing our board of directors to issue “blank check” preferred stock without any need for approval by stockholders;
●	providing for a classified board of directors with staggered three-year terms;
●	requiring supermajority stockholder votes to effect certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws;
●	eliminating the ability of stockholders to call special meetings of stockholders;
●	prohibiting stockholder action by written consent; and
●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Our amended and restated certificate of incorporation authorizes us to issue up to 2,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our common stock;
●	make it more difficult for a third party to gain control of us;
●	discourage bids for our common stock at a premium;
●	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or
●	otherwise adversely affect the market price or our common stock.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, or the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and executive officers provide that:

●	We will indemnify our directors and executive officers for serving us in those capacities or for serving other related business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
●	The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
●	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

As of June 30, 2023, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 57% of our outstanding shares of common stock. Following completion of the July 2023 Private Placement, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 61% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Under Section 12b-2 of the Exchange Act, a "smaller reporting company" is a company that is not an investment company, an asset backed issuer, or a majority-owned subsidiary of a parent company. Effective September 10, 2018, the definition of a “smaller reporting company” was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; they are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal controls over financial reporting; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. As calculated as of June 30, 2023, we qualified as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

Exhibit Number	Description
4.1	Warrant, dated June 16, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on June 20, 2023).

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on July 13, 2023).

4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on July 13, 2023).

10.1

CVR Agreement, dated June 16, 2023, by and between the Company and K2HV (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on June 20, 2023).

10.2˄	Securities Purchase Agreement dated July 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on July 13, 2023).

10.3§ ˄

Employment Agreement, dated August 1, 2023, by and between the Company and Gabriela Gruia, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 2, 2023).

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

§ Management Compensation Plan or Arrangement.

˄ Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of the omitted schedules will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Molecular Templates, Inc.

Date: August 10, 2023	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: August 10, 2023	/s/ Jason S. Kim
Jason S. Kim
Chief Financial Officer