Form 10-Q
period 2023-09-30
Molecular Templates, Inc.
filed 2023-11-13
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

On November 6, 2023, there were 5,374,268 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-8421, MT-0169 and other engineered toxin body (“ETB”) biologic candidates;
●	our utilization of a de-immunized ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”), via de-immunization of the Shiga-like Toxin A subunit (“SLTA”) as well as chemistry, manufacturing, and controls improvements;
●	the timing and our ability to advance the development of our drug or biologic candidates;
●	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
●	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
●	our ability to obtain the benefits we anticipate from partnering, collaboration, or supply agreements that we may enter into;
●	our financial condition, including our ability to obtain the funding necessary to advance the development of our drug or biologic candidates, any statements indicating whether or not the closing of the second tranche of our July 2023 private placement will occur, and our ability to continue as a going concern;
●	our ability to comply with the terms of our Contingent Value Rights Agreement pursuant to which our obligations are secured, subject certain limited exceptions, by substantially all of our assets;
●	our ability to comply with applicable listing standards within the one year monitoring period that commenced on August 2, 2023 and to maintain the listing of shares of our common stock on the Nasdaq Capital Market;
●	the ongoing effect of the recently completed reverse stock split of our common stock on the price or trading of our common stock; including potential continued adverse impacts on the liquidity of our common stock;
●	the anticipated progress of our drug or biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
●	our ability to generate data and conduct analyses to support the regulatory approval of our drug or biologic candidates;
●	our ability to establish and maintain intellectual property rights for our drug or biologic candidates;

●	whether any drug or biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
●	our ability to discover and develop additional drug or biologic candidates suitable for clinical testing;
●	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
●	our anticipated research and development activities and projected expenditures;
●	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
●	our ability to have manufactured active pharmaceutical ingredient and drug or biologic product that meet required release and stability specifications;
●	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
●	our ability to obtain licenses to any necessary third-party intellectual property;
●	our anticipated use of proceeds from any financing activities;
●	the expected cost savings from our recent strategic restructuring;
●	the extent to which global economic and political developments, including the indirect and/or long-term impact of inflation, will affect our business operations, clinical trials, or financial condition;
●	the impact of laws and regulations;
●	our projected financial performance;
●	the sufficiency of our cash resources; and
●	other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors.”

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,811	$32,190
Marketable securities, current	—	28,859
Prepaid expenses	2,999	3,459
Other current assets	3,890	3,790
Total current assets	22,700	68,298
Operating lease right-of-use assets	9,667	11,132
Property and equipment, net	8,578	14,632
Other assets	3,116	3,486
Total assets	$44,061	$97,548
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$2,583	$504
Accrued liabilities	3,303	8,823
Deferred revenue, current	13,210	45,573
Other current liabilities	2,416	2,182
Total current liabilities	21,512	57,082
Deferred revenue, long-term	—	5,904
Long-term debt, net of current portion	—	36,168
Operating lease liabilities, long term portion	10,396	12,231
Contingent value right liability	3,975	—
Other liabilities	1,377	1,295
Total liabilities	37,260	112,680
Commitments and contingencies (Note 10)
Stockholders’ equity/(deficit)
Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares as of September 30, 2023 and December 31, 2022; Issued and outstanding: 250 shares at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value:
Authorized: 150,000,000 shares as of September 30, 2023 and December 31, 2022; Issued and outstanding: 5,374,268 shares at September 30, 2023 and 3,756,711 shares at December 31, 2022 respectively[1]	5	4
Additional paid-in capital[1]	455,739	429,698
Accumulated other comprehensive income/(loss)	1	(66)
Accumulated deficit	(448,944)	(444,768)
Total stockholders’ equity/(deficit)	6,801	(15,132)
Total liabilities and stockholders’ equity/(deficit)	$44,061	$97,548

1. Prior period amounts have been retrospectively adjusted for the 1-for-15 reverse stock split that was effective August 11, 2023 (see Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development revenue	$5,732	$4,240	$45,986	$17,143
Grant revenue	1,064	—	4,304	—
Total revenue	6,796	4,240	50,290	17,143
Operating expenses:
Research and development	7,624	21,973	40,079	64,835
General and administrative	4,309	5,934	15,306	20,120
Total operating expenses	11,933	27,907	55,385	84,955
Loss from operations	5,137	23,667	5,095	67,812
Interest and other income, net	210	307	1,030	563
Interest and other expense, net[1]	(31)	(1,224)	(2,615)	(3,365)
Gain on extinguishment of debt	—	—	1,795	—
Change in valuation of contingent value right (Note 5)	881	—	1,184	—
Loss on disposal of property and equipment[1]	(76)	(28)	(475)	(29)
Loss before provision for income taxes	4,153	24,612	4,176	70,643
Provision for income taxes	—	26	—	26
Net loss attributable to common stockholders	$4,153	$24,638	$4,176	$70,669
Net loss per share attributable to common stockholders:
Basic and diluted	$0.82	$6.56	$0.99	$18.82
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	5,092,859	3,756,658	4,206,986	3,755,178
1.	Loss on disposal of property and equipment was included in interest and other expense, net in the prior year presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$4,153	$24,638	$4,176	$70,669
Other comprehensive income/(loss):
Unrealized gain/(loss) on available-for-sale securities	—	103	67	(179)
Comprehensive loss	$4,153	$24,535	$4,109	$70,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Stockholders' Equity (Deficit), beginning balances	$(8,678)	$26,037	$(15,132)	$65,662

Common Stock (shares):[1]
Beginning balance	3,756,711	3,755,906	3,756,711	3,753,606
Issuance of common stock pursuant to private placement	1,617,365	—	1,617,365	—
Issuance of common stock pursuant to stock plans	192	805	192	3,105
Ending balance	5,374,268	3,756,711	5,374,268	3,756,711

Common Stock (amount):[1]
Beginning balance	$4	$4	$4	$4
Issuance of common stock pursuant to private placement	1	—	1	—
Ending balance	5	4	5	4

Additional Paid-In Capital:[1]
Beginning balance	436,108	424,444	429,698	417,756
Issuance of common stock and prefunded warrants pursuant to private placement, net of issuance costs	18,382	—	18,382	—
Issuance of common stock pursuant to stock plans	1	9	1	33
Stock-based compensation	1,248	2,641	5,342	9,305
Issuance of warrants	—	—	2,316	—
Ending balance	455,739	427,094	455,739	427,094

Accumulated Other Comprehensive Income/(Loss):
Beginning balance	1	(330)	(66)	(48)
Other comprehensive income/(loss)	—	103	67	(179)
Ending balance	1	(227)	1	(227)

Accumulated deficit:
Beginning balance	(444,791)	(398,081)	(444,768)	(352,050)
Net loss	(4,153)	(24,638)	(4,176)	(70,669)
Ending balance	(448,944)	(422,719)	(448,944)	(422,719)

Total Stockholders' Equity	$6,801	$4,152	$6,801	$4,152

1. Prior period amounts have been retrospectively adjusted for the 1-for-15 reverse stock split that was effective August 11, 2023 (see Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$4,176	$70,669
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	5,447	5,564
Stock-based compensation expense	5,342	9,305
Interest accrued (paid) on long-term debt	(376)	64
Amortization of debt discount and accretion related to debt	393	747
Gain on extinguishment of debt	(1,795)	—
Accretion of asset retirement obligations	82	98
Loss on disposal of property and equipment	475	29
Change in valuation of contingent value right	(1,184)	—
Changes in operating assets and liabilities:
Prepaid expenses	460	188
Other assets	58	(724)
Operating lease right-of-use assets and liabilities	(136)	(572)
Accounts payable	2,079	(572)
Accrued liabilities	(4,935)	(694)
Deferred revenue	(38,267)	(13,356)
Net cash used in operating activities	(36,533)	(70,592)
Cash flows from investing activities:
Purchases of property and equipment	(200)	(2,886)
Proceeds from sale of equipment	260	—
Purchase of marketable securities	(2,364)	(52,132)
Sales of marketable securities	31,400	121,990
Net cash provided by investing activities	29,096	66,972
Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants, net offering expenses	18,383	—
Proceeds from stock option exercises	1	33
Repayment of long-term debt	(27,500)	—
Fees paid on loan modification	—	(298)
Net cash used in financing activities	(9,116)	(265)
Net decrease in cash, cash equivalents, and restricted cash	(16,553)	(3,885)
Cash, cash equivalents and restricted cash, beginning of period	34,679	28,651
Cash, cash equivalents and restricted cash, end of period	$18,126	$24,766
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,811	$22,277
Restricted cash included in other assets	2,315	2,489
Total cash, cash equivalents and restricted cash	$18,126	$24,766
Supplemental Cash Flow Information
Cash paid for interest	$2,293	$2,471
Non-Cash Investing Activities
Fixed asset additions in accounts payable and accrued expenses	$—	$50

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiary and reflect the elimination of intercompany accounts and transactions.

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

On August 11, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a one-time reverse stock split of the Company’s common stock, at a ratio of 1-for-15 (the “Reverse Stock Split”). The Reverse Stock Split was effective at 5 p.m. Eastern Time, after the close of trading on the Nasdaq Capital Market, on August 11, 2023 (the “Effective Time”). At the Effective Time, every 15 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share. Any stockholder who was entitled to a fractional share of common stock created as a result of the Reverse Stock Split received a cash payment in lieu thereof equal to the fractional share to which the stockholder was entitled multiplied by the closing sales price of a share of common stock on August 11, 2023, as adjusted for the Reverse Stock Split. All common stock, per share and related information presented in the condensed consolidated financial statements and notes prior to the Reverse Stock Split have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, to the extent applicable.

Going Concern

The Company has adopted as required the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, which requires that management contemplate the realization of assets and liquidation of liabilities in the normal course of business, and evaluate whether there are relevant conditions and events that in the aggregate raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Under this standard, management’s assessment shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

As of September 30, 2023, the Company had an accumulated deficit of $448.9 million. There is substantial doubt about the Company’s ability to continue as a going concern as of the date of issuance of these financial statements as the Company has not yet established an ongoing source of revenues sufficient to cover its operating and cash expenditure requirements or to cover any potential payments that may become due and payable pursuant to the CVR Agreement as described in Note 8 “Borrowing Arrangements and Debt Extinguishment” to provide sufficient certainty that it will continue as a going concern. Historically, the Company financed its operations to date primarily through partnerships, funds received from public offerings of common and preferred stock, private placements of equity securities, a reverse merger, upfront and milestone payments received from its prior and current collaboration agreements, a debt financing facility, as well as funding from governmental bodies and bank and bridge loans. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all.

As of September 30, 2023, the Company had unrestricted cash and cash equivalents of $15.8 million. Based on the Company’s cash and cash equivalents as of September 30, 2023, the proceeds from the first tranche of the private placement described in Note 13 “Stockholders’ Equity/(Deficit)” and the anticipated cost-savings from the restructuring described in Note 12 “Restructuring Related Expenses,” and other assumptions, management anticipates that the Company will be able to fund its planned operating expenses and capital expenditure requirements to the end of the second quarter of 2024. If the Company is unable to obtain additional capital when and as needed to continue as a going concern, it might have to further reduce or scale back its operations and/or liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in its financial statements.

These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies disclosed in Note 1 “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $2.3 million and $2.5 million of restricted cash as of September 30, 2023 and December 31, 2022, respectively, related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. As of September 30, 2023, the Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Bristol-Myers Squibb Company (“Bristol-Myers Squibb”). In past years, the Company’s exposure to credit risk associated with non-payment were also affected principally by conditions or occurrences within Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Ltd. (“Takeda”). Takeda accounted for approximately 0% of total revenues for both the three months ended September 30, 2023 and 2022, and approximately 0% and 15% of total revenues for the nine months ended September 30, 2023 and 2022, respectively. Bristol-Myers Squibb accounted for approximately 84% and 100% of total revenues for the three months ended September 30, 2023 and 2022, respectively, and approximately 91% and 85% of total revenues for the nine months ended September 30, 2023 and 2022, respectively.

Drug or biologic candidates developed by the Company require approvals or clearances from the U.S. Food and Drug Administration or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug or biologic candidates will receive any of the required approvals or clearances. If the Company were to be denied approval or clearance or any such approval or clearance were to be delayed, it would have a material adverse impact on the Company.

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

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred stockholders participate equally with common stockholders in earnings, but do not participate in losses, and are excluded from the basic net loss calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants and convertible preferred stock. More specifically, as of September 30, 2023 and 2022, stock options, warrants, convertible common shares related to the Conversion Right, as defined in the CVR Agreement and described in Note 5 “Fair Value Measurements,” and, if converted, preferred stock totaling approximately 2,544,000 and 799,000 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Disaggregated Research and Development Revenue

Research and development revenue is attributable to regions based on the location of each of the Company’s collaboration partner’s parent company headquarters. Research and development revenues disaggregated by location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$5,732	$4,240	$45,986	$14,557
Japan	—	—	—	2,586
Total research and development revenue	$5,732	$4,240	$45,986	$17,143

Collaboration Agreements

Bristol-Myers Squibb Collaboration Agreement

In February 2021, the Company, entered into a Collaboration Agreement, as amended (the “BMS Collaboration Agreement”), with Bristol-Myers Squibb to perform strategic research collaboration leveraging the Company’s engineered toxin body (“ETB”) technology platform to discover and develop novel products containing ETBs directed to multiple targets.

Pursuant to the terms of the BMS Collaboration Agreement, the Company granted Bristol-Myers Squibb a series of exclusive options to obtain one or more exclusive licenses under the Company’s intellectual property to exploit products containing ETBs directed against certain targets designated by Bristol-Myers Squibb.

Bristol-Myers Squibb paid the Company an upfront payment of $70.0 million. In addition to the upfront payment, the Company may receive near term and development and regulatory milestone payments of up to $874.5 million. The Company will also be eligible to receive up to an additional $450.0 million in payments upon the achievement of certain sales milestones, and subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product.

The Company is responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise of its option for a development candidate, Bristol-Myers Squibb will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate, subject to the terms of the BMS Collaboration Agreement.

Unless earlier terminated, the BMS Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis, on the date of expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the earlier of (a) the expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to all licensed products in all countries or (b) upon Bristol-Myers Squibb’s decision not to exercise any option on or prior to the applicable option deadlines. Bristol-Myers Squibb has the right to terminate the BMS Collaboration Agreement for convenience upon prior written notice to the Company. Either party has the right to terminate the BMS Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. The Company has the right upon prior written notice to terminate the BMS Collaboration Agreement in the event that Bristol-Myers Squibb or any of its affiliates asserts a challenge against the Company’s patents.

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

For the three months ended September 30, 2023 and 2022, the Company recognized $5.7 million and $4.2 million, respectively, of research and development revenue related to the BMS Collaboration Agreement. For the nine months ended September 30, 2023 and 2022, the Company recognized $46.0 million and $14.6 million, respectively, of research and development revenue related to the BMS Collaboration Agreement, which was primarily related to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligation by the Company under the BMS Collaboration Agreement, resulting in recognition of $25.8 million of research and development revenue in the quarter ended March 31, 2023.

The Company had $13.1 million and $45.3 million of deferred revenue, current, as of September 30, 2023 and December 31, 2022, respectively, related to the BMS Collaboration Agreement. The Company had zero and $5.9 million of deferred revenue, non-current as of September 30, 2023 and December 31, 2022, respectively, related to the BMS Collaboration Agreement.

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

For the three months ended September 30, 2023 and 2022, the Company did not recognize research and development revenue related to the Takeda Multi-Target Agreement. For the nine months ended September 30, 2023 and 2022, the Company recognized zero and $2.6 million, respectively, as research and development revenue, related to the

Takeda Multi-Target Agreement. As of September 30, 2023 and December 31, 2022, there was no deferred revenue related to the Takeda Multi-Target Agreement.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”) which was extended in September 2022, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. As of September 30, 2023, the Company has cumulatively recognized $13.7 million of grant revenue related to the CD38 CPRIT Agreement. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

For the three months ended September 30, 2023 and 2022, the Company recognized grant revenue under this award of $1.1 million and zero, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized grant revenue under this award of $4.3 million and zero, respectively. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. As of both September 30, 2023 and December 31, 2022, the Company recorded grant revenue receivable of zero. As of September 30, 2023 and December 31, 2022, the Company recorded deferred revenue of $0.1 million and $0.2 million, respectively.

NOTE 4 — RELATED PARTY TRANSACTIONS

Takeda

In connection with the Takeda Multi-Target Agreement described in Note 3 “Research and Development Agreements,” Takeda became a related party, following the Takeda Stock Purchase Agreement described in Note 11 “Stockholders’ Equity,” of the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. In August 2021, Takeda ceased to be a related party after a sale of the above-mentioned shares.

NOTE 5 — FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents and marketable securities) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	September 30, 2023	Level 1	Level 2	Level 3
Money market funds	$15,178	$15,178	$—	$—
Total	$15,178	$15,178	$—	$—
Amounts included in:
Cash and cash equivalents	$15,178
Total cash equivalents	$15,178

		Basis of Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Money market funds	$24,546	$24,546	$—	$—
Commercial paper	21,134	—	21,134	—
United States Treasury Bills	10,702	—	10,702	—
Cash	2,500	2,500	—	—
Total	$58,882	$27,046	$31,836	$—
Amounts included in:
Cash and cash equivalents	$30,023
Marketable securities, current	28,859
Total cash equivalents and marketable securities	$58,882

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2023
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds	$15,178	$—	$—	$15,178

	December 31, 2022
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds, commercial paper	$30,022	$1	$—	$30,023
Marketable securities, current - commercial paper, Treasury bills	$28,926	$—	$(67)	$28,859

As of both September 30, 2023 and December 31, 2022, all of the Company’s available-for-sale investments were due in one year or less.

The Company received no proceeds from the sale of available-for-sale securities for the three and nine months ended September 30, 2023 and 2022, and no realized gain for the three and nine months ended September 30, 2023 and 2022.

Contingent Value Right and Common Stock Warrant Valuation

On June 16, 2023, the Company entered into a Convertible Secured Contingent Value Right Agreement (the “CVR Agreement”) with K2 HealthVentures LLC (“K2HV”), as further described in Note 8 “Borrowing Arrangements and Debt Extinguishment.” ASC 815 “Derivatives and Hedging” requires the Conversion Right, as defined in the CVR Agreement, and Contingent Value Right, as defined in the CVR Agreement, to be accounted for as liabilities and changes to their fair value recognized in the condensed consolidated statement of operations. The Conversion Right and Contingent Value Right liability will be remeasured each reporting period. The Company utilized a probability weighted expected return method to value the Conversion Right and Contingent Value Right liability (collectively, the “CVR”). The CVR was split into two components: (a) the Conversion Right of the Holder to convert $3.0 million of the Remaining Value into shares and (b) the Contingent Value Right liability. Various payoff scenarios were projected and weighted to determine the payoff of the CVR. Within each scenario, the stock price at each event was forecasted to determine if K2VH would convert $3.0 million of the Remaining Value, as defined below, into shares of the Company’s common stock. If K2HV elected to convert any amount up to $3.0 million into shares of the Company’s common stock, then the value of the Conversion Right was the expected stock price times the number of conversion shares; otherwise, the value was determined to be zero. The Contingent Value Right liability component was calculated as the Remaining Value less $3.0 million conversion amount if converted at the time of the event, discounted back to present value. As of June 16, 2023, the value of the Conversion Right and Contingent Value Right liability were calculated within each scenario and probability weighted to derive the total fair value of the Conversion Right and the Contingent Value Right liability was $3.3 million and $1.9 million, respectively. As of September 30, 2023, the fair value of the Conversion Right and the Contingent Value Right liability was $2.6 million and $1.4 million, respectively. For the three and nine months ended September 30, 2023, the change in fair value related to the Conversion Right and Contingent Value Right liability was $0.9 million and $1.2 million, respectively.

The following table sets forth the Company’s financial liabilities (convertible secured contingent value right) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	September 30, 2023	Level 1	Level 2	Level 3
Conversion right and contingent value right	$3,975	$—	$—	$3,975
Total	$3,975	$—	$—	$3,975

In satisfaction of its obligations to issue the warrant to K2HV’s affiliated holder pursuant to the CVR Agreement, the Company issued a warrant to purchase up to 340,222 shares of the Company’s common stock at an exercise price of $5.8785 per share. The warrant has a term of 10 years. The Company accounted for its common stock warrants under the guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging,” that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as equity and will be fair valued as the date of the transaction. The fair value of these warrants was determined using a Black-Scholes option-pricing model with the following key inputs:

June 16, 2023
Risk-free interest rate	3.77%
Expected term (in years)	10.0
Dividend yield	—
Volatility	80.00%
Stock price	$0.53

On June 16, 2023, the Company determined the fair value of the warrants to be $2.3 million and classified that amount to additional paid in capital.

NOTE 6 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued liabilities:
General and administrative	$717	$855
Clinical trial related costs	2,126	1,327
Non-clinical research and manufacturing operations	411	1,779
Payroll related	38	4,828
Other accrued expenses	11	34
Total Accrued liabilities	$3,303	$8,823

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$20,695	$21,831
Leasehold improvements	12,974	12,971
Furniture and fixtures	518	518
Computer and equipment	254	658
	34,441	35,978
Less: Accumulated depreciation	(25,863)	(21,346)
Total property and equipment, net	$8,578	$14,632

Depreciation expense was $1.5 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $5.5 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company had net Asset Retirement Obligation (“ARO”) assets totaling $0.2 million and $0.3 million, respectively. The ARO assets are included in leasehold improvements.

NOTE 8 — BORROWING ARRANGEMENTS AND DEBT EXTINGUISHMENT

K2 HealthVentures Loan and Security Agreement

In May 2020, the Company entered into a Loan and Security Agreement with K2HV (the “K2 Loan and Security Agreement”) in the amount of $45.0 million. The K2 Loan and Security Agreement was drawable in three tranches and the Company had drawn down $35.0 million with the remaining tranche of $10.0 million having lapsed as of December 31, 2021. Pursuant to the terms of the K2 Loan and Security Agreement, the principal accrued interest at an annual rate equal to the greater of 8.45% or the sum of the Prime Rate plus 5.2%. In April 2022, the K2 Loan and Security Agreement was amended in exchange for a $0.3 million amendment fee so that (i) payments would be interest only until the loan’s maturity date of June 1, 2024, and (ii) the Financial Covenant would apply for the entire term of the K2 Loan and Security Agreement. This amendment resulted in a debt modification with the $0.3 million amendment fee recorded as a debt discount.

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

For Contingent Payment Events, the Company must pay K2HV either a specified percentage of the proceeds received, up to an amount equaling the applicable Remaining Value, 50% of such Remaining Value, or 100% of the Remaining Value, depending on the Contingent Payment Event which occurred. Upon the occurrence and continuation of any Acceleration Event, the applicable Remaining Value shall, at the election of K2HV, be due and payable in full. The Company may at any time elect to repay some or all of the Remaining Value without penalty. In lieu of a portion of these contingent value rights, K2HV may convert up to $3,000,000 of the Remaining Value into an aggregate of 408,267 shares of common stock, subject to adjustment for any stock splits and similar events so long as the number of shares of common stock underlying such conversion right, together with the shares of common stock underlying the warrants described below, do not exceed 19.99% of the number of shares of common stock outstanding immediate prior to the execution of the CVR Agreement.

In satisfaction of its obligations to issue the warrant to K2HV’s affiliated holder pursuant to the CVR Agreement, the Company issued a warrant to purchase up to 340,222 shares of the Company’s common stock at an exercise price of $5.8785 per share. The warrant has a term of 10 years. To protect its interest in any potential payment of the Remaining Value, K2HV has a security interest in, subject to certain limited exceptions, all assets (including intellectual property) of the Company. Further, the Company may not (i) incur any indebtedness for borrowed money that is structured as senior or pari passu to K2HV’s outstanding contingent payments without K2HV’s consent or (ii) permit any other liens (other than customary permitted liens) on this collateral without K2HV’s consent.

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

NOTE 9 — LEASES

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than three years to less than six years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases include options to renew, with renewal terms that can extend the lease term for seven years. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion and not included in the measurement of lease liability and right-of-use assets as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

In July 2022, the Company exercised its option to extend the term for its lease of its principal executive office at 9301 Amberglen Blvd, Building J, Austin TX 78729 (the “Property”) for an additional five-year term beginning August 31, 2023 and ending August 31, 2028 pursuant to the terms and conditions of that certain Lease, dated October 1, 2016, by and between the Company and NW Austin Office Partners LLC as previously amended (the “Lease Agreement”).

In October 2022, the Company entered into that certain Fourth Amendment to the Lease Agreement, by and between the Company and NW Austin Office Partners LLC (the “Lease Amendment”) which amended the Lease Agreement to document the exercise of the Company’s option to extend the term of its lease of the Property for an additional six-year term beginning September 1, 2023 and ending August 31, 2029 (the “Extension Term”). Pursuant to the terms of the Lease Amendment, the aggregate commitments will be $6.7 million over the six-year Extension Term and the parties agreed that so long as the Company is not in default, an aggregate amount of $0.2 million shall be abated in installments from the monthly lease commitments until exhausted. The Lease Amendment also provides that prior to the expiration of the Extension Term, the Company has the option to extend the Extension Term for an additional period of seven years.

The following table summarizes the components of lease expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating leases
Operating lease expense	$727	$684	$2,181	$1,885
Variable lease expense	153	156	399	367
Total operating lease expense	$880	$840	$2,580	$2,252

The following table summarizes the balance sheet classification of leases as of September 30, 2023 (in thousands):

September 30,
2023
Operating leases
Operating lease right-of-use assets	$9,667

Operating lease liabilities, current[1]	$2,416
Operating lease liabilities, non-current	10,396
Total operating lease liabilities	$12,812
1.	Included in other current liabilities.

The following table presents other information on leases as of September 30, 2023 and December 31, 2022:

	September 30,		December 31,
	2023		2022
Weighted average remaining lease term, operating leases	4.87	years	5.54	years
Weighted average discount rate, operating leases	8.21%		8.21%

Maturities of lease liabilities were as follows as of September 30, 2023 (in thousands):

Operating Leases
2023 (remaining)	$833
2024	3,369
2025	3,299
2026	2,564
2027	2,636
Thereafter	2,872
Total lease payments	$15,573
Less:
Imputed interest	(2,761)
Total lease liabilities	$12,812

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Nine Months Ended September 30,
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$2,178

NOTE 10 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each, a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately zero as of September 30, 2023. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s drug or biologic candidates. The Company was contractually obligated for up to approximately $33.4 million of future services under these agreements as of September 30, 2023, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations, which include signed orders for capital equipment. These estimated purchase obligations total in range from $3.8 million to $4.1 million.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$353	$1,381	$2,411	$4,753
General and administrative	895	1,260	2,931	4,552
Total stock-based compensation	$1,248	$2,641	$5,342	$9,305

As of September 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $6.0 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.5 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee Stock Options:
Risk-free interest rate	4.29%	3.25%	4.03%	2.33%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	78.85%	83.32%	77.65%	88.70%
Weighted-average fair value of stock options granted	$5.82	$7.95	$5.23	$24.90

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2021	523,411	$153.11	6.72	$14.25
Granted	194,679	$33.09
Exercised	(3,106)	$10.65
Cancelled	(152,106)	$141.63
Balances, December 31, 2022	562,878	$115.50	7.09	$—
Granted	213,168	$7.46
Exercised	(192)	$7.20
Cancelled	(241,027)	$82.61
Balances, September 30, 2023	534,827	$87.30	6.61	$—

Vested and expected to vest, September 30, 2023	534,827	$87.30	6.61	$—
Exercisable at September 30, 2023	327,184	$118.84	5.05	$—

The total intrinsic value of stock options exercised during the nine months ended both September 30, 2023 and 2022, was zero, as determined at the date of the option exercise.

Cash received from stock option exercises was zero, for both the nine months ended September 30, 2023 and 2022. The Company issues new shares of common stock upon exercise of options.

NOTE 12 – RESTRUCTURING RELATED EXPENSES

On March 29, 2023, the Company implemented a strategic reprioritization and corresponding reduction in workforce, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to the Company’s collaboration with Bristol-Myers Squibb (the “Restructuring”). The Restructuring reduced the Company’s workforce, ceased further development of the Company’s MT-5111 clinical development program, and refocused the majority of the Company’s pre-clinical efforts around activities related to the Bristol-Myers Squibb collaboration. On June 16, 2023, the Company implemented an additional reduction in workforce, reducing the Company’s workforce by approximately 44%. For the three and nine months ended September 30, 2023, the Company incurred zero and $0.3 million, respectively, in expenses related to the Restructuring, which is included in research and development and general and administrative expenses in the condensed consolidated statement of operations. The expenses related to the Restructuring related to severance pay and other related termination benefits. The Company estimates that it will not incur any additional Restructuring related costs as of the time of issuance of these financial statements.

The following table summarizes the activity for the nine months ended September 30, 2023 for expenses related to the Restructuring accruals, which are included in Accrued liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2023 (in thousands):

Balance, December 31, 2022	$—
Expenses related to the Restructuring	276
Cash payments	(276)
Balance, September 30, 2023	$—

NOTE 13 — STOCKHOLDERS’ EQUITY (DEFICIT)

K2HV CVR Agreement and Related Warrants

On June 16, 2023, in satisfaction of its obligations to issue the warrant to K2HV’s affiliated holder pursuant to the CVR Agreement, as further described in Note 8 “Borrowing Arrangements and Debt Extinguishment,” the Company issued a warrant to purchase up to 340,222 shares of the Company’s common stock at an exercise price of $5.8785 per share. The warrant is exercisable upon issuance and have a term of ten years. The Company determines whether the warrant should be classified as a liability or equity according to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” Upon issuance of the outstanding warrants, the Company determined that equity classification was appropriate. For warrants classified as equity, the Company records the value of the warrants in additional paid-in capital on the condensed consolidated balance sheet. As of September 30, 2023, there were 340,222 warrants issued related to the CVR Agreement. On June 16, 2023, the warrant was valued at $2.3 million using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model inputs used were: expected dividend yield of 0%, expected volatility of 80%, risk free interest rate of 3.77%, and expect term of 10.0 years.

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

The closing of the initial tranche occurred on July 17, 2023 and consisted of the issuance of (i) 1,617,365 shares of the Company’s common stock and at a price of $7.05 per share and (ii) pre-funded warrants (the “July 2023 Pre-Funded Warrants”) exercisable for up to 1,222,100 shares of the Company’s common stock. The price of the July 2023 Pre-Funded Warrants was $7.035 per underlying share of the Company’s common stock, and the exercise price for the Pre-Funded Warrants was $0.015 per share. The Company received approximately $20.0 million in gross proceeds in connection with the closing of the initial tranche and net proceeds, following the payment of related offering expenses, of approximately $18.4 million.

The Company has assessed the July 2023 Pre-Funded Warrants for appropriate equity or liability classification. The July 2023 Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company's common stock and (vi) meet the equity classification criteria.

In addition, July 2023 Pre-Funded Warrants do not provide any guarantee of value or return and do not provide the warrant holders with the option to settle any unexercised warrants for cash outside of the Company's control. The July 2023 Pre-Funded Warrants also include a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 19.99% of the Company’s common stock. The Company valued the pre-funded common stock warrants at issuance, concluding that their sale price approximated their fair value. Accordingly, July 2023 Pre-Funded Warrants are accounted for as a component of additional paid-in capital at the time of issuance.

The second tranche would consist of the sale of an additional 2.8 million shares of the Company’s common stock (or additional pre-funded warrants in lieu thereof) on the same pricing terms as the initial tranche, which would represent further gross proceeds of approximately $20.0 million, and would close if the following conditions were met: within a 12 month measurement period (or such longer period as approved by July 2023 Purchasers who purchased a majority of the securities purchased in the initial tranche), shares of the Company’s common stock trade at a 10-day volume weighted average price of at least $21.15 per share with aggregate trading volume during the same 10-day period of at least 666,666 shares, and certain other customary closing conditions, including the absence of a material adverse event as described in the July 2023 Purchase Agreement, are satisfied. This second tranche is a mandatory funding commitment of the July 2023 Purchasers subject to the foregoing conditions. The 12 month measurement period commences on the later of the filing of an amendment to the Company’s certificate of incorporation to implement a reverse stock split of shares of its common stock currently outstanding, without making a reduction in the number of shares of common stock authorized, following stockholder approval, and the effectiveness of a resale registration statement filed in connection with the first tranche closing.

In addition, upon the second tranche closing, the Company would be required to issue to the July 2023 Purchasers common stock warrants representing the right to purchase an additional 5.7 million shares of the Company’s common stock at an exercise price of $7.05 per share (the “Second Closing Warrants”), in exchange for the payment of $1.875 per share of common stock underlying the Second Closing Warrants. In the aggregate, these Second Closing Warrants would represent 100% warrant coverage of the number of shares of common stock (or pre-funded warrants) sold in the initial tranche and to be sold in the second tranche closing. These Second Closing Warrants would have a term of five years.

Pursuant to the July 2023 Purchase Agreement, the Company granted to the July 2023 Purchasers certain registration rights, pursuant to which, among other things, the Company agreed to (i) file with the SEC a registration statement on Form S-3 after each of the initial tranche and the second tranche to register for resale the shares of common stock issued (and the shares issuable upon exercise of any pre-funded warrants or Second Closing Warrants issued) in the applicable closing, within 30 calendar days following each closing, and (ii) use its commercially reasonable efforts to have each registration statement declared effective as soon as practicable, and in any event no later than 90 days following the applicable closing date (or 120 days following the applicable closing date if the applicable registration statement is reviewed by the SEC). The registration rights covenants are subject to customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy specified filing and effectiveness time periods. On August 10, 2023, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-273864) registering for resale up to 2,839,465 shares of the Company’s common stock, which consist of 1,617,365 shares of the Company’s common stock and 1,222,100 shares of the Company’s common stock issuable upon the exercise of the July 2023 Pre-Funded Warrants. Additionally, the July 2023 Purchase Agreement contains customary representations and warranties and agreements of the Company and the July 2023 Purchasers and customary indemnification rights and obligations of the parties. There can be no assurance as to the timing of the closing of the second tranche, or whether the second tranche will close at all. Additionally, there can be no assurance as to whether the proceeds received from the initial tranche, any potential proceeds received in connection with the second tranche, and/or the proceeds from the exercise, if any, of the warrants issued in connection with the July 2023 Private Placement will be sufficient for the Company to maintain compliance with the applicable listing criteria of the Nasdaq Capital Market or will be sufficient for the Company to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Molecular Templates is a clinical-stage biopharmaceutical company focused on the discovery and development of targeted biologic therapeutics. Our proprietary drug platform technology, known as engineered toxin bodies (“ETBs”), leverages the resident biology of a genetically engineered form of Shiga-like Toxin A subunit (“SLTA”) to create novel therapies with potent and differentiated mechanisms of action for cancer.

Recent Developments

July 2023 Private Placement

On July 12, 2023 and as described in Note 13 “Stockholders’ Equity (Deficit)” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we entered into a securities purchase agreement (the “July 2023 Purchase Agreement”) with certain institutional and accredited investors (the “July 2023 Purchasers”) which provides for the private placement of shares of our common stock and warrants to purchase shares of our common stock in two tranches. The initial tranche of the July 2023 Private Placement closed on July 17, 2023, and consisted of the issuance of (i) 1,617,365 shares of our common stock at a price of $7.05 per share (the closing price per share of our common stock as reported by the Nasdaq Capital Market on July 12, 2023), and (ii) pre-funded warrants (the “July 2023 Pre-Funded Warrants”) exercisable for up to 1,222,100 shares of our common stock. The price of the July 2023 Pre-Funded Warrants was $7.035 per underlying share of our common stock, and these warrants contain an exercise price of $0.015 per share. We received approximately $20 million in gross proceeds in connection with the closing of the initial tranche and net proceeds, following the payment of related offering expenses, of approximately $18.4 million. The second tranche would include gross proceeds of approximately $20 million and would consist of the sale and issuance of an additional 2.8 million shares of our common stock (or pre-funded warrants in lieu thereof) on the same pricing terms, and would close if certain conditions were met within the 12 month period described in the July 2023 Purchase Agreement, including requirements that shares of our common stock trade for a 10-day volume weighted average price of at least $21.15 per share with aggregate trading volume during the same 10-day period of at least 666,666 shares. In addition, upon this second tranche closing, we would be required to issue to the July 2023 Purchasers common stock warrants (the “Second Closing Warrants”) representing the right to purchase an additional 5.7 million shares of our common stock at an exercise price of $7.05 per share, in exchange for the payment of $1.875 per underlying share of stock. In the aggregate, these Second Closing Warrants would represent 100% warrant coverage of the number of shares of common stock (or pre-funded warrants) sold in the initial and second tranche, and would have a term of five years. We intend to use the net proceeds from the July 2023 Private Placement to fund our ongoing clinical studies, working capital and for general corporate purposes and to continue our collaboration activities with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”).

Nasdaq Compliance

In connection with the deficiency and delisting notices received from the Nasdaq Stock Market LLC (“Nasdaq”), as previously disclosed on April 13, 2023, we presented our plan to the Nasdaq Hearings Panel (the “Panel”) to regain compliance with both the bid price and stockholders’ equity requirements as needed for continued listing on the Nasdaq Capital Market. We were granted an extension on May 8, 2023, to regain compliance with both requirements by August 28, 2023, subject to certain conditions as set forth by the Panel. On July 28, 2023 and regarding the stockholders’ equity requirement, we submitted an update to the Panel informing the Panel that we did meet an alternative continued listing standard, the market value of listed securities standard, which requires a company to have at least $35 million in market value of listed securities. On August 2, 2023, Nasdaq notified us that we had demonstrated compliance with this market value of listed securities standard but will be subject to a one-year monitoring period commencing on August 2, 2023. In connection with the bid price requirement, we effected a 1-for-15 reverse stock split, (the “Reverse Stock Split”) on August 11, 2023. On August 28, 2023, Nasdaq notified us that the Company has regained compliance with the bid price requirement. If Nasdaq again finds that we are not in compliance with the market value of listed securities standard (or an alternative continued listing standard) within the one year monitoring period, a delisting determination letter will be triggered without any grace period. We would then have the opportunity to respond to the Panel pursuant to applicable Nasdaq rules, following which, if our efforts are unsuccessful, our securities may be delisted from Nasdaq. In addition, the Panel may reconsider the matters described in the Panel decisions and notices, and any matters related to our efforts to regain compliance, which may be based upon future events, conditions or circumstances that may arise with the Company, which in the opinion of the Panel, may make continued listing on the Nasdaq Capital Market inadvisable.

Business

ETBs use a genetically engineered version of the SLTA, a ribosome inactivating bacterial protein. In its wild-type form, Shiga-like Toxin is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. SLTA is normally coupled to its cognate Shiga-like Toxin B subunit (“SLTB”) to target the CD77 cell surface marker, a non-internalizing glycosphingolipid. In our scaffold, a genetically engineered SLTA subunit with no cognate SLTB component is genetically fused to antibody domains or fragments specific to a target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

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

ETBs have relatively predictable pharmacokinetic profiles and can be rapidly screened for desired activity in robust cell-based and animal-model assays. Because SLTA can induce internalization against non- and poorly-internalizing receptors, the universe of targets for ETBs should be substantially larger than that seen with antibody drug conjugates (“ADCs”), which are not likely to be effective if the target does not readily internalize the ADC payload.

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

We have developed ETBs to various targets, including PD-L1, CD38, and CTLA-4. PD-L1 and CTLA-4 are key immune checkpoint pathways and are validated targets expressed in a variety of solid tumor cancers and immune cells. The differentiated mechanism of action of our ETBs allows for a novel approach to mediating anti-tumor T-cell activity against immuno-oncology targets by: (i) dismantling the tumor micro-environment (“TME”) through the depletion of immunosuppressive immune cells and (ii) delivering high avidity major histocompatibility complex-I antigens to the tumor to directly alter the tumor’s immunophenotype. The altering of the tumor’s immunophenotype is unique and leverages the intrinsic intracellular routing properties of ETBs through a mechanism we call Antigen Seeding.

Immuno-Oncology ETBs

MT-6402 – ETB Targeting PD-L1

We filed an Investigational New Drug (“IND”) application for MT-6402, our ETB targeting PD-L1, in December 2020 and the IND was accepted in January 2021. A Phase I study of MT-6402 in relapsed/refractory patients with PD-L1 expressing tumors began in July 2021 at a starting dose of 16 mcg/kg. The Phase I study for MT-6402 is a multi-center, open-label, dose escalation and dose expansion trial. Patients with confirmed PD-L1 expressing tumors or confirmed PD-L1 expression in the TME are eligible for enrollment, irrespective of HLA genotype or CMV status. In November 2021, MT-6402 was granted Fast Track designation for the treatment of patients with advanced with non-small cell lung cancer (“NSCLC”) expressing PD-L1.

48 patients have been treated across seven dose escalation cohorts of 16, 24, 32, 42, 63, 83, and 100 mcg/kg in the MT-6402 study of patients with relapsed/refractory tumors. We continue to observe pharmacodynamic (“PD”) effects including the depletion of PD-L1+ monocytes, MDSCs, PD-L1+ dendritic cells, as well as concomitant T cell activation. No grade 4 or grade 5 drug-related adverse events have been observed to date. Monotherapy activity with MT-6402 in relapsed/refractory patients has also been observed.

The Part A dose escalation of the phase I study for MT-6402 has been completed. The 100 mcg/kg dose was deemed not tolerable based on two dose limiting toxicities (“DLTs”) of grade 3 rash and a grade 1 high sensitivity troponin elevation without clinical sequalae that led to drug interruption for more than two weeks. Rash and high sensitivity troponin elevation are immune-related adverse events that have been documented with approved checkpoint therapies. The 63 and 83 mcg/kg doses will be further explored in the Part B dose expansion study.

In the Part A dose escalation, 10 patients with head and neck cancer were treated at 63, 83, or 100 mcg/kg. The TME in head and neck tumors is typically rich with immunosuppressive cells. Two of these patients were not evaluable for the cycle 1 DLT period because of early progression and came off study after only receiving one or two doses of MT-6402, respectively. Of the remaining eight head and neck cancer patients, best responses observed were as follows:

two patients had a partial response (one unconfirmed) and a third patient had evidence of tumor regression. Stable disease of 6, 4, and 2 months, respectively, was observed in three other patients before disease progression or discontinuation. A fourth patient remains in stable disease in cycle 5. One patient progressed at the end of cycle 2. Of these 8 patients, only one patient (the patient with stable disease through 6 cycles) had a PD-L1 TPS greater than 50%.

MT-6402 Dose Escalation (Part A) - Head & Neck Patients (N=8)
Starting Dose Level
63 mcg/kg
83 mcg/kg
100 mcg/kg
+ Prior CPI
++ Prior CPI - pembro refractory
* New lesion detected
Best % Change in Target Tumor From Baseline
20
10
0
-10
-20
-30
-40
-50
-60
-70
-80
PD*
+
SD
+
SD
+
SD
+
SD
+
SD
+
PR
(unconfirmed)
++
PR
(ongoing at cycle 13)
+

•	1 patient had a confirmed partial response at 63 mcg/kg and remains on study in cycle 13
-	Patient had progressed after chemotherapy, radiation therapy, and checkpoint therapy (Pembrolizumab)
-	This patient’s tumor had 2% PD-L1 expression and was not HLA-A*02, suggesting the response is due to T-cell activation through the clearance of PD-L1+ immune cells
-	Patient had soft tissue mass adjacent to right C2 vertebral body that measured 4.1 cm x 1.7 cm at baseline
-	Patient has a 70% reduction in the target lesion
•	1 patient had an unconfirmed partial response at 83 mcg/kg
-	Patient had received 6 prior lines of therapy including radiation therapy, Abraxane, Taxotere, 5-FU, Cetuximab, Tazemetostat, Carboplatin, Palbociclib, and Pembrolizumab.
-	Patient had disease progression within 2 months on Pembrolizumab monotherapy and within 2 months on Pembrolizumab in combination with Tazemetostat before coming on study
-	Patient had a left anterior chest wall lesion measuring 5.6 cm x 3.1 cm.
-	Patient received 2 doses of MT-6402 before coming off treatment due to treating physician’s concerns around high sensitivity troponin elevation and potential cardiotoxicity. The patient also developed hyponatremia related to excessive alcohol intake.
-	Patient had Grade 1 high sensitivity troponin elevation but was asymptomatic with no evidence of cardiotoxicity by ECG or ECHO
o	A cardiac MRI showed no late gadolinium enhancement but was considered potentially consistent with mild myocarditis.

-	The patient discontinued treatment, but a subsequent CT scan demonstrated that the patient was in an unconfirmed partial response (36% reduction in the chest wall lesion) by independent radiology review.
-	Patient had elevations in TNF-a and IL-2 after the 2nd dose of MT-6402, consistent with a T-cell activation mechanism of action
-	This patient had a CPS of 10% suggesting the response is due to T-cell activation through the clearance of PD-L1+ immune cells, consistent with the cytokine signature
•	1 patient is currently in Cycle 6 of treatment
-	Patient received three doses of MT-6402 before presenting with Gr 1 high sensitivity troponin elevation. EKG and ECHO were normal, but dosing was held, and a cardiac MRI was performed
-	Patient had pre-existing cardiac risk factors of hypertension, hyperlipidemia, hypercholesterolemia, and evidence of vascular disease as evidenced by a history of peripheral vascular disorder and cerebrovascular accident.
o	Cardiac MRI findings were interpreted as potentially representing myocarditis, but underlying hypertrophic cardiomyopathy was considered more likely.
-	Patient had no clinical evidence of cardiotoxicity
-	A CT scan showed a 13% reduction in tumor, but disease progression occurred during treatment interruption
-	Physician restarted treatment at 50% dose reduction after evidence of disease progression while off treatment; no increase in cardiac biomarkers have been noted since the resumption of treatment
•	1 patient currently in Cycle 5 with stable disease
•	1 patient had stable disease through cycle 6 before disease progression; 1 patient had disease progression at the end of cycle 4; 1 patient had discontinued at the end of cycle 2; 1 patient had disease progression at cycle 2
•	Analysis of high sensitivity troponin elevations in patients treated at 63, 83, and 100 mcg/kg suggest a similar magnitude of increase as seen with other PD-1 inhibitors, but more frequent and with earlier onset and faster time to recovery, even with continued dosing[1,2,3]. All high sensitivity troponin elevations were Grade 1 with no EKG or ECHO changes observed. Troponin increase with checkpoint inhibitors is a known function of T-cell activation.
•	Cmax levels at 83 mcg/kg were approximately 130% higher than Cmax levels at 63 mcg/kg

The Part B dose expansion is currently enrolling. The 63 and 83 mcg/kg doses will be studied in the expansion in patients with >50% tumor expression of PD-L1, allowing for the potential of direct tumor cell-kill. Additionally, in patients with the HLA A*02 haplotype and who are CMV+, the antigen seeding mechanism of MT-6402 may be engaged.

1.	Sarocchi et al. Serial Troponin for Early Detection of Nivolumab Cardiotoxicity in Advanced Non‐Small Cell Lung Cancer Patients. Oncologist. 2018 Aug; 23(8): 936–942.
2.	Tamura et al. Longitudinal Strain and Troponin I Elevation in Patients Undergoing Immune Checkpoint Inhibitor Therapy. JACC CardioOncol. 2022 Dec; 4(5): 673–685.
3.	Waliany et al. Myocarditis Surveillance With High-Sensitivity Troponin I During Cancer Treatment With Immune Checkpoint Inhibitors. JACC CardioOncol. 2021 Mar; 3(1): 137-139.

MT-8421—ETB Targeting CTLA-4

We filed an IND for MT-8421, our ETB targeting CTLA-4, in February 2023 and the IND was accepted in March 2023. MT-8421, along with MT-6402, represent our unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells and not only the blocking of ligand-ligand interactions seen with current antibody therapeutics. The ETB approach includes potent destruction of CTLA-4+ regulatory T cells (“Tregs”) via enzymatic ribosome destruction, and the mechanism of cell kill is independent of TME. MT-8421 preferentially destroys high CTLA-4 expressing Tregs in the TME relative to peripheral Tregs which are lower CTLA-4 expressing. The first patient in this first-in-human Phase 1 study was dosed in November 2023.

Hematologic Malignancy Targeted ETBs

MT-0169—ETB Targeting CD38

In April 2023, the U.S. Food and Drug Administration (“FDA”) placed the Phase I study for MT-0169 on a partial clinical hold based on previously disclosed cardiac adverse events (“AEs”) noted in two patients dosed at 50 mcg/kg that prompted the dose reduction to 5 mcg/kg last year. Under the partial clinical hold, current study participants could continue treatment, but no new patients were to be enrolled until the partial hold was lifted by the FDA. We submitted our response to the partial clinical hold to the FDA in May 2023, and the partial clinical hold was lifted by the FDA on May 31, 2023.

One patient dosed at 15 mcg/kg showed a complete depletion of CD38+ NK cells. No toxicity ≥Grade 3 was noted at 15 mcg/kg, but, because complete CD38+ NK cell depletion may allow for MT-0169 targeting of CD38+ endothelial cells in the myocardium, the decision was made to move forward with doses of 5 or 10 mcg/kg. Of the patients treated at these doses, one patient with extramedullary IgA myeloma treated at 5 mcg/kg has had a marked reduction in IgA serum protein, conversion from immunofixation positive to negative and resolution of uptake on bone scan of skeletal lesions demonstrating a stringent Complete Response. The patient’s disease was quad-agent refractory including CD38targeting antibody, proteosome inhibitor, IMiD, and a B-cell maturation bispecific antibody. The patient continues on study and is currently in cycle 16. MT-0169 will continue to be studied in CD38+ hematologic malignancies.

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

Research and Development revenue primarily relates to our collaboration agreement with Bristol-Myers Squibb which is accounted for using the percentage-of-completion cost-to-cost method.

Grant revenue relates to our Cancer Prevention and Research Institute of Texas (“CPRIT”) grant for a CD38 ETB (MT-0169). CPRIT grant funds for MT-0169 are provided to us in arrears as cost reimbursement where revenue is recognized as allowable costs are incurred. Revenue recognized in excess of amounts collected are recorded as grant receivable. Funds received in excess of expenditures are recorded as deferred revenue.

For more information about our revenue recognition policy, please see Note 1 “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

Research and Development Expenses

Research and development expenses consist principally of:

●	salaries for research and development staff and related expenses, including stock-based compensation expenses;
●	costs for cGMP manufacturing of drug substances and drug products by contract manufacturers;
●	fees and other costs paid to clinical trials sites and clinical research organizations, (“CROs”), in connection with the performance of clinical trials and preclinical testing;
●	costs for consultants and contract research;
●	costs of laboratory supplies and small equipment, including maintenance; and
●	depreciation of long-lived assets.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development revenue	$5,732	$4,240	$45,986	$17,143
Grant revenue	1,064	—	4,304	—
Total revenue	$6,796	$4,240	$50,290	$17,143

Research and Development Revenue

The increase in research and development revenue for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligations under the February 2021 Collaboration Agreement, as amended (the “BMS Collaboration Agreement”) with Bristol-Myers Squibb, resulting in recognition of $25.8 million of research and development revenue in the first quarter of 2023.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and nine months ended September 30, 2023, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The increase in grant revenue for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to recognizing revenue for the grant received under our September 2018 Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the CPRIT, which was our second CPRIT award grant contract for our CD38 targeted ETB program and extended in September 2022, during the period.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$7,624	$21,973	$40,079	$64,835
General and administrative expenses	4,309	5,934	15,306	20,120
Total operating expenses	$11,933	$27,907	$55,385	$84,955

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Program costs	$2,308	$7,429	$12,227	$20,350
Employee compensation	2,366	8,819	15,854	29,021
Laboratory costs	1,228	3,268	5,589	7,289
Other research and development costs	1,722	2,457	6,409	8,175
Total research and development expenses	$7,624	$21,973	$40,079	$64,835

Research and development expenses decreased by $14.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased by $24.8 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in employee compensation and program costs.

Program costs decreased by $5.1 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased by $8.1 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The program costs primarily driving the decrease for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were $2.6 million for MT-8421, $1.3 million for MT-5111, $0.6 million for Bristol-Myers Squibb, $0.3 million for MT-6402, and $0.3 million for other. The program costs primarily driving the decrease for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were $4.8 million for MT-8421, $1.8 million for MT-5111, and $1.3 million for Bristol-Myers Squibb, and $0.9 million for other partially offset by an increase of $0.8 million for MT-0169.

Employee compensation costs decreased by $6.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased by $13.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of the decrease in research and development headcount.

Laboratory costs decreased by $2.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The main driver of this decrease was laboratory supplies, laboratory repairs and maintenance costs. Laboratory costs decreased by $1.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The main driver of this decrease was laboratory supplies and equipment.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and decreased by $4.8 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The main driver of this decrease was primarily related to a decrease in employee compensation costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and other income, net	$210	$307	$1,030	$563
Interest and other expense, net	(31)	(1,224)	(2,615)	(3,365)
Gain on extinguishment of debt	—	—	1,795	—
Change in valuation of contingent value right	881	—	1,184	—
Loss on disposal of property and equipment	(76)	(28)	(475)	(29)
Total nonoperating activities	$984	$(945)	$919	$(2,831)

Interest and Other Income and Interest Expense

The decrease in interest and other income, net for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to changes of investment activity of marketable securities. The increase in interest and other income, net for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher interest related to our marketable securities.

The decrease in interest and other expense, net for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily due to the satisfaction of the Company’s outstanding loan obligations under a Loan and Security Agreement (the “K2 Loan and Security Agreement”) with K2 Health Ventures LLC (“K2HV”) and termination of the K2 Loan and Security Agreement in exchange for an aggregate repayment in cash of $27.5 million in second quarter of 2023.

Liquidity and Capital Resources

Sources of Funds

Historically, we have funded our operations by raising capital from external sources, especially through the sale of common stock, preferred stock, instruments convertible or exercisable for shares of our common stock and our borrowings under the K2 Loan and Security Agreement. As mentioned above and in Note 8 “Borrowing Arrangements and Debt Extinguishment” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we recently restructured and extinguished our obligations pursuant to the K2 Loan and Security Agreement. Also as mentioned above and in Note 13 “Stockholders’ Equity (Deficit)” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we most recently raised approximately $20.0 million in gross proceeds (and $18.4 million in net proceeds) through the sale and issuance of shares of our common stock and July 2023 Pre-Funded Warrants in the first tranche of the July 2023 Private Placement. If the conditions in the July 2023 Purchase Agreement are met, we may raise an additional $20.0 million in gross proceeds in a second tranche. However, there can be no assurance on the timing of the closing of the second tranche, or whether the second tranche will close at all. Additionally, there can be no assurance as to whether the proceeds received from the initial tranche, any potential proceeds received in connection with the second tranche, and/or the proceeds from the exercise, if any, of the July 2023 Pre-Funded Warrants will be sufficient for us to maintain compliance with the applicable listing criteria of the Nasdaq Capital Market or will be sufficient for us to continue as a going concern.

Future Funding Requirements and Liquidity

Adequate additional funds needed to support our ongoing operations may not be available to us on acceptable terms, or at all. Following the Reverse Stock Split, the market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute stockholders’ ownership interest. If we raise additional funds through collaborations, governmental grants, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or ETB candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market ETB candidates that we would otherwise prefer to develop.

Cash Flows

Comparison of Nine Months Ended September 30, 2023 and 2022

The table below summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(36,533)	$(70,592)
Net cash provided by investing activities	29,096	66,972
Net cash used in financing activities	(9,116)	(265)
Net decrease in cash, cash equivalents, and restricted cash	$(16,553)	$(3,885)

The decrease in net cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to decreases in headcount and program expenses.

The decrease in net cash provided by investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to changes of investment activity of marketable securities.

The increase in net cash used in financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to repayment of $27.5 million as part of our June 2023 Convertible Secured Contingent Value Right Agreement (the “CVR Agreement”) with K2HV, as described in Note 8 “Borrowing Arrangements and Debt Extinguishment” in our financial statements included in Item 1 of this Quarterly Report on Form 10-Q partially offset by the $18.4 million proceeds from the issuance of the July 2023 Private Placement as described in Note 13 “Stockholders’ Equity/(Deficit)” in our financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $448.9 million as of September 30, 2023. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-6402, MT-8421, MT-0169, and our collaboration with Bristol-Myers Squibb. In addition, we expect to incur additional costs associated with continuing to operate as a public company. We anticipate that our expenses will increase substantially if and as we:

●	support the PD-L1 program and the ongoing Phase I study for MT-6402;
●	support the ongoing Phase I study of MT-8421;
●	support the ongoing Phase I study of MT-0169;

●	research activities through the designation of the development candidate(s) with Bristol-Myers Squibb;
●	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
●	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
●	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
●	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our increased operations;
●	experience any delays or encounter any issues resulting from any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
●	service long-term liability.

Because of the numerous risks and uncertainties associated with the development of MT-6402, MT-8421, MT-0169, and our collaboration with Bristol-Myers Squibb, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-6402, MT-8421, or MT-0169 will depend on many factors, including:

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

Going Concern and Liquidity

Management has identified certain conditions or events, which, when considered in the aggregate, raise substantial doubt as to our ability to continue as a going concern. We have not yet established an ongoing source of revenues sufficient to cover our operating and capital expenditure requirements or to cover any potential payments that may become due and payable pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. Based on our unrestricted cash and cash equivalents as of September 30, 2023 (approximately $15.8 million), the proceeds from the July 2023 Private Placement, the anticipated cost-savings of the March 29, 2023 strategic reprioritization and corresponding reduction in workforce, designed to focus on the clinical development programs for MT 6402, MT 8421 and MT 0169, and preclinical activities related to the our collaboration with Bristol-Myers Squibb (the “Restructuring”) and other assumptions, we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements to the end of the second quarter of 2024.

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

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 30, 2023.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1 “Organization and Summary of Significant Accounting Policies” to our unaudited condensed financial statements for the quarter ended September 30, 2023, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2023, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage biopharmaceutical company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

●	We expect that we will need substantial additional funding. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or further reduce or scale back our operations.
●	If we fail to achieve the cost savings and benefits expected of the Restructuring, our business prospects and our financial condition may be adversely affected. Further, the Restructuring could result in disruptions to our business.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2023.
●	We have certain obligations pursuant to the CVR Agreement, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations and the price and value of our common stock.
●	We may be unable to maintain compliance with the requirements of the Nasdaq Capital Market, which could cause our common stock to be delisted. A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.
●	The ultimate effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty and shares of our common stock have likely experienced decreased liquidity as a result of the Reverse Stock Split.
●	We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never become profitable.
●	Manufacturing difficulties, disruptions or delays could limit supply of our drug or biologic candidates and adversely affect our clinical trials.
●	Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain or any of our drug or biologic candidates.
●	The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as ETBs, is unproven and may never lead to marketable products.
●	We are heavily dependent on the success of our drug or biologic candidates, the most advanced of which is in the early stages of clinical development.
●	Our drug or biologic candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.
●	Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.
●	Even if we obtain regulatory approval for a product, we will remain subject to ongoing regulatory requirements. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.
●	Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.
●	Our ability to compete effectively may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future drug or biologic candidates and related processes for our developmental pipeline.
●	We rely on third parties to conduct our clinical trials, manufacture our drug or biologic candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our drug or biologic candidates when expected or at all, and our business could be substantially harmed.
●	We have entered into a BMS Collaboration Agreement with Bristol-Myers Squibb and, pursuant to the terms of that agreement, could become dependent on Bristol-Myers Squibb for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products directed to multiple targets.
●	We face substantial competition, and our competitors may discover, develop or commercialize drugs faster or more successfully than we do.
●	We may not be successful in any efforts to identify, license, discover, develop or commercialize additional drug or biologic candidates.
●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.

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

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we or our current or future collaboration partners develop, including MT-6402, MT-8421, and MT-0169, unless and until we obtain regulatory approval and commercialize such biologics. Unless and until we can generate a substantial amount of revenue from product sales, if ever, we expect to finance our operations and future cash needs through a combination of public or private equity offerings and debt financings or other sources, which may include collaborations with third parties. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We believe there is substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. See Note 1 “Organization and Summary of Significant Accounting Policies” to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on our assessment. We have not yet established an ongoing source of revenues sufficient to cover our operating and capital expenditure requirements and to cover any potential payments that may become due and payable pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common and preferred stock, private placements of equity securities, a reverse merger, upfront and milestone payments received from its prior and current collaboration agreements, a debt financing facility, as well as funding from governmental bodies and bank and bridge loans. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. Based on our unrestricted cash and cash equivalents as of September 30, 2023 (approximately $15.8 million), the anticipated cost-savings of the Restructuring and other assumptions, we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements to the end of the second quarter of 2024.

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

In June 2023, we entered into the CVR Agreement with K2HV to fully satisfy and discharge our outstanding secured debt obligations and terminate all other obligations under the existing debt financing facility between us and K2HV in exchange for an aggregate repayment in cash of $27.5 million and the granting of a contingent value right to K2HV and a warrant to purchase common stock to K2HV’s affiliated holder. These contingent value rights require payments to K2HV upon the occurrence of certain events or Acceleration Events described in the CVR Agreement, and payments due for these events is initially capped at $10.3 million which, if not repaid, is subject to various escalating multipliers. Alternatively, K2HV may, subject to the terms of the CVR Agreement, convert $3.0 million of these contingent value rights into up to 408,267 shares of our common stock (together with the K2HV warrants, subject to a 19.99% blocker). In the event of a Change in Control as described in the CVR Agreement, we are required to pay an additional $2.5 million. Additionally, in connection with the CVR Agreement, the Company issued to K2HV warrants to purchase 340,222 shares of the Company’s common stock for an exercise price of $5.8785 per share, which have a term of ten years. Pursuant to the terms of the CVR Agreement and subject to certain limited exceptions, we may not incur additional indebtedness unless it is junior to our obligations pursuant to the CVR Agreement. The Company’s obligations pursuant to the CVR Agreement are secured by substantially all of the Company’s assets (including intellectual property), subject to limited exceptions. Our failure to make payments as due under the CVR Agreement could result in an Acceleration Event as defined in the CVR Agreement, under which certain of our obligations pursuant to the CVR Agreement, at the election of K2HV, may be deemed accelerated and due and payable in full. Acceleration Events include, but are not limited to, material breaches of certain covenants, initiation of insolvency proceedings, impairments in liens held by K2HV under the CVR Agreement, and failure to maintain the listing of shares of our common stock on a trading market, including certain over-the-counter (“OTC”) markets, for more than two business days. Our obligations to make payments in the event of certain changes of control and otherwise pursuant to the CVR Agreement are senior to our obligations to make payments and distributions to holders of our common stock. Any accelerated amounts under the CVR Agreement could materially and adversely impact our business, results of operations and financial condition, as well as increase our need to raise additional capital, cause us to cease our operations entirely and may result in the holders of our common stock not receiving value for or reducing the value of their investment.

We may be unable to maintain compliance with the requirements of the Nasdaq Capital Market, which could cause our common stock to be delisted. A delisting of our common stock from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities and the ability of investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.

For continued listing on the Nasdaq Capital Market, we must, among other requirements, have a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million, and maintain a price per share of at least $1.00. As of September 30, 2023, we were in compliance with these listing requirements. Should we become unable to remain in compliance with these requirements, our stock could become subject to delisting. If our common stock is ultimately delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

As previously disclosed and in connection with the deficiency and delisting notices the Company received from Nasdaq, on April 13, 2023 the Company presented a plan to the Panel to regain compliance with both the bid price and stockholders’ equity requirements as needed for continued listing on the Nasdaq Capital Market. The Panel granted the

Company an extension on May 8, 2023 to regain compliance with both requirements by August 28, 2023, subject to certain conditions. On August 28, 2023, we received a notification letter from Nasdaq notifying us that we had regained compliance with the bid price requirement set forth in Listing Rule 5550(a)(2). However, per the terms of a notification that we received from Nasdaq on August 2, 2023, we are subject to a one-year mandatory monitoring period commencing on August 2, 2023 regarding our ability to satisfy the market value of listed securities standard (or an alternative listing standard). We currently qualify under the equity standard as we presently have a stockholders’ equity in excess of $2.5 million. If, within this one-year monitoring period, the Nasdaq staff again finds that we are not in compliance with the market value of listed securities standard (or an alternative continued listing standard), the Nasdaq staff will issue a delisting determination letter without any grace period. We would then have the opportunity to respond and present to the Panel pursuant to applicable Nasdaq rules, following which, if our efforts are unsuccessful, our securities would be delisted from Nasdaq. A delisting for these reasons or any other reason could materially affect our ability to raise capital, adversely affect our business and the price of our common stock.

The ultimate effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty and shares of our common stock have likely experienced decreased liquidity as a result of the Reverse Stock Split.

On August 11, 2023, the Company effected the Reverse Stock Split. The liquidity of our common stock has likely been adversely affected and may continue to be adversely affected by the Reverse Stock Split given the reduced number of shares of our common stock that are now outstanding following the Reverse Stock Split, particularly if the market price of our common stock does not increase from its recent decline after the Reverse Stock Split. As a result of the lower number of shares outstanding following the Reverse Stock Split, the market for our common stock may also become more volatile, which may lead to reduced trading and a smaller number of market makers for our common stock. The Reverse Stock Split also increased the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their common stock.

There can be no assurance that our share prices will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. The trading liquidity of our common stock may not improve.

We have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. We have incurred net losses in each year since 2009, excluding the first quarter of 2023. The net loss attributable to common stockholders was $4.2 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $448.9 million.

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

We hold a portion of cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts. The balance held in these accounts exceeds the Federal Deposit Insurance Corporation standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

Changes in interpretation or application of U.S. GAAP may adversely affect our operating results.

We prepare our consolidated financial statements to conform to U.S. GAAP. These principles are subject to interpretation by the FASB American Institute of Certified Public Accountants, the SEC and various other regulatory and accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

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

In addition, as a drug or biologic candidate manufacturer with one manufacturing facility, we are exposed to the following additional risks:

●	limited capacity of manufacturing facilities;

●	contamination of drug or biologic candidates in the manufacturing process;
●	events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, inflation, natural disasters, acts of war, terrorism, or disease outbreaks, such as the conflicts and recent events in Ukraine, Israel and Palestine;
●	labor disputes or shortages, including the effects of health emergencies, epidemics, pandemics, or natural disasters;
●	failure to ensure compliance with regulatory requirements;
●	changes in forecasts of future demand;
●	timing and actual number of production runs and production success rates and yields;
●	contractual disputes with our suppliers and contract manufacturers;
●	timing and outcome of product quality testing;
●	power failures and/or other utility failures;
●	disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel that could result in temporary closures of our facilities or the facilities of our collaborators or suppliers;
●	breakdown, failure, substandard performance or improper installation or operation of equipment;
●	following New Drug Application (“NDA”) or Biologics License Application (“BLA”) approval, a change in the manufacturing site would require additional approval from the FDA, which could require new testing and compliance inspections, and we carry the risk of non-compliance with such inspections;
●	we may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any; and
●	as a drug or biologic candidate manufacturer, we are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other U.S. and corresponding foreign requirements, and we carry the risk of non-compliance with these regulations and standards.

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

●	potential delays in patient enrollment for our clinical trials due to public health emergencies or pandemics, natural disasters, staffing shortages, or other events, which may affect our ability to initiate and/or complete preclinical studies, conduct ongoing clinical trials, and delay initiation of planned and future clinical trials;
●	inability to generate satisfactory preclinical, toxicology or other in vivo or in vitro data or to develop diagnostics capable of supporting the initiation or continuation of clinical trials;
●	delays in reaching agreement on acceptable terms with CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	delays or failure in obtaining required an institutional review board approval at each clinical trial site;
●	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
●	delays in recruiting or failure to recruit sufficient eligible volunteers or subjects in our clinical trials;
●	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
●	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
●	subjects withdrawing from our clinical trials;
●	adverse events or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold, such as the recent clinical hold regarding MT-0169;
●	occurrence of adverse events associated with our drug or biologic candidates;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical trials of our drug or biologic candidates;
●	negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a drug or biologic candidate; and
●	delays in reaching agreement on acceptable terms with third-party manufacturers or an inability to manufacture sufficient quantities of our drug or biologic candidates for use in clinical trials.

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

We have concentrated our research and development efforts to date on a limited number of drug or biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of drug or biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more drug or biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a drug or biologic candidate. Our ETB candidate, MT-6402, is currently being tested in a Phase I study in relapsed/refractory patients with PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. Our CD38targeted ETB, MT-0169, has been administered to patients with relapsed/refractory multiple myeloma in a Phase I trial but was placed on a partial clinical hold by the FDA in April 2023 based upon previously disclosed cardiac adverse events noted in two patients dosed at 50 mcg/kg that prompted a dose reduction to 5 mcg/kg in early 2022. Patients already enrolled in the MT-0169 clinical study were able to continue treatment but no new patients were enrolled during this time. The partial clinical hold was lifted on May 31, 2023 and screening and enrollment of new patients has re-initiated on July 14, 2023. The Phase I study for MT-0169 began dosing patients in the first quarter of 2020 was paused in March 2020 due to COVID-19 and was re-initiated during the fourth quarter of 2020. The revised protocol for the Phase I study for MT-0169 began dosing patients in July 2022 and has cleared the 5 mcg/kg and 10 mcg/kg doses; the 15 mcg/kg dose escalation cohort is open to enrollment as of September 30, 2023. Our ETB candidate MT-8421 began testing in a Phase I study in the fourth quarter of 2023. There can be no assurance that we will not experience problems or delays in developing our drug or biologic candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. Additionally, not all of our clinical and preclinical data to date have been validated and we have no way of knowing if after validation our clinical trial data will be complete and consistent. There can be no assurance that the data that we develop for our drug or biologic candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Government agencies’ recent adaptations in response to the COVID-19 pandemic could continue to have an impact on the timeline for review and approval of new marketing applications. For example, the FDA announced in July 2022 that remote regulatory assessments of facilities and other alternative approaches developed during the first two years of the COVID-19 pandemic would continue to be used by the agency in order to supplement its in-person inspection program. Subsequently, Congress endorsed the FDA’s approach to remote facility assessments via amendments made to the FDCA as part of the Consolidated Appropriations Act for 2023.

We may have difficulty enrolling, or fail to enroll patients, in our clinical trials given the limited number of patients who have the diseases for which our drug or biologic candidates are being studied, which could delay or prevent clinical trials of our drug or biologic candidates.

Identifying and enrolling patients to participate in clinical trials of our ETB drug or biologic candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our drug or biologic candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment, particularly due to public health emergencies or pandemics, natural disasters, acts of terror or war, staffing shortages, or otherwise.

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

As previously disclosed, the clinical hold for MT-0169 was recently lifted. Undesirable side effects caused by our drug or biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations with a similar class of immunotoxins or ETBs, the AEs considered to be important or potential risks of MT-6402 include, but are not limited to, cytokine release syndrome (“CRS”), infusion-related reactions (“IRR”), immune-related adverse reactions, hepatotoxicity, acute kidney injury, hematologic toxicity, coagulation and clinical chemistry toxicity, CLS, reproductive risks, and cardiovascular toxicity. The important or potential risks and AEs of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, thrombotic microangiopathy (“TMA”) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with MT-6402 and MT-0169, continued clinical trials could reveal higher incidence of side effects or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs, including MT-8421, or discontinuation of our trials. Though the clinical hold for MT-0169 was recently lifted on May 31, 2023, regulatory authorities may again suspend or terminate a clinical trial due to a number of factors, including, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in cited deficiencies, or the imposition of a clinical hold, study subject safety concerns, adverse effects or events, severe adverse events including death, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our drug or biologic candidates for current and other indications. There can be no assurance that other patients treated with MT-6402, MT-8421, MT-0169, or any other of our drug or biologic candidates, will not experience CLS or other serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for any or all ETB product candidates.

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

Additionally, even if one or more of our drug or biologic candidates receives marketing approval, if we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such products;
●	regulatory authorities may require additional warnings or new contraindications on the label;
●	we may be required to create a Risk Evaluation and Mitigation Strategies plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, or other elements to assure safe use;
●	we may be required to change the way such drug or biologic candidates are distributed or administered, or change the labeling of the drug or biologic candidates;
●	we may be subject to regulatory investigations and government enforcement actions;
●	the FDA or a comparable foreign regulatory authority may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the product;
●	we may decide to recall such drug or biologic candidates from the marketplace; and
●	our reputation may suffer.

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

From time to time, we publish or report interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data is available.

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

We are subject to the risks inherent in engaging in business across national boundaries, due in part to our clinical trials, some of which were previously open abroad and may be opened abroad in the future, any one of which could adversely impact our business. In addition to currency fluctuations, these risks include, among other things: economic downturns, acts of war and terror, pandemics, changes in or interpretations of local law, varying data protection requirements, governmental policy or regulation; restrictions on the transfer of funds into or out of the country; varying tax systems; and government protectionism. One or more of the foregoing factors could impair our current or future operations and, as a result, harm our overall business.

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

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws of other countries in which we operate.

We have conducted studies in international locations and may in the future initiate studies in countries other than the United States. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their governments, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products, if approved, in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”), was passed. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA also included the Biologics Price Competition and Innovation Act, that created the abbreviated application and licensure pathway for biosimilar and interchangeable biological products. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services (“HHS”) beginning on January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

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

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been or are expected to be subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned. For example, on August 16, 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (“CMS”) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, including with the recent announcement of the first list of 10 Medicare Part D drugs for negotiation and that the manufacturers of those selected drugs must sign an agreement with CMS to conduct negotiations by October 1, 2023 and several companies have publicly confirmed that they have done so. However, the programs on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are ongoing.

Additionally, in July 2021, President Biden issued a sweeping executive order promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following finalization of the Canadian drug importation rulemaking in October 2020), and to clarify and improve the standards for interchangeable biosimilars. The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s (the “FTC”) oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, and such actions have started within the implementation of the IRA. In addition to the IRA’s drug price negotiation provisions summarized above, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. This CMS report was released in February 2023 and describes three models to be tested by the agency, the results of which are expected to further inform the current Administration’s priorities and activities in this area. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

There also are a number of state and local legislative and regulatory efforts related to drug or biologic pricing, including drug or biologic price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, and Congress has been actively convening hearings and considering legislation related to PBM practices. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us. In September 2023, the FTC also issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.

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

If we obtain FDA approval for any of our drug or biologic candidates and begin commercializing those products in the United States, our operations will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Physicians, other health care providers and third-party payors will play a primary role in the recommendation, prescription and use of any drug or biologic candidates for which we obtain marketing approval. In the United States, our future arrangements with such third parties may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our business or financial arrangements and relationships through which we market, sell and distribute any products for which we may obtain marketing approval. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare and Medicaid. Restrictions under applicable domestic and foreign health care laws and regulations include but are not limited to the following:

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

On July 16, 2020, the Court of Justice of the European Union issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision invalidated question certain data transfer mechanisms as between the European Union member states and the United States. On July 10, 2023, the European Commission adopted an adequacy decision for a new EU to U.S data transfer mechanism, the EU-U.S Data Privacy Framework, intended to facilitate the transfer of personal data from the European Union to the United States. The EU-U.S Data Privacy Framework takes into account the Schrems II decision and heightens the burden on data importers to assess U.S. national security laws on their business. Future actions of European Union data protection authorities are difficult to predict, and there is some risk of any such data transfer or data transfer mechanism from the European Union being halted by one or more European Union member states. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required following Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

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

In addition, to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act (“CCMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CCMIA, California also enacted the California Consumer Privacy Act of 2018 (“CCPA”) which became effective January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered businesses, and provides new privacy rights for California residents, including the right to opt out of certain disclosures of their information. It increases the privacy and security obligations of entities handling personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, fueling an increase of data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CCMIA, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act (“CPRA”) went into effect on January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency authorized to issue substantive regulations, although enforcement of the first set of CPRA’s implementing regulations finalized by CPPA has been delayed until March 29, 2024 by a California Superior Court judge. The CPRA also extends the provisions of both the CCPA and the CPRA to the personal information of California-based employees. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah will all take effect.

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

During the course of our development of our drug or biologic candidates, we have been funded in significant part through state grants, including but not limited to the substantial funding we have received from the CPRIT. On September 18, 2018, we entered into the CD38 CPRIT Agreement, which was extended in September 2022. In addition to the funding we have received to date, we have applied and intend to continue to apply for federal and state grants to receive additional funding in the future, which may or may not be successful. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

Intellectual property rights have limitations and do not necessarily address all potential threats to our competitive advantage. Our ability to obtain patent protection for our proprietary technologies, drug or biologic candidates and their uses is uncertain, and the degree of future protection afforded by our intellectual property rights is uncertain due to a number of factors, including, but not limited to:

●	we or our past, current or future licensors or collaboration partners may not have been the first to make the inventions disclosed in or covered by pending patent applications or issued patents;
●	we or our past, current or future licensors or collaboration partners may not have been the first to file patent applications, including covering our ETB technology, drug or biologic candidates, compositions or their uses;
●	others may independently develop identical, similar or alternative methods, products, drug or biologic candidates or compositions and uses thereof;
●	our disclosures in patent applications or our past, current or future licensors or collaboration partners’ disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
●	any or all of our pending patent applications or our current or future licensors or collaboration partners’ pending patent applications, may not result in issued patents;
●	we or our current or future licensors or collaboration partners may not seek or obtain patent protection in jurisdictions or countries that may provide us with a significant business opportunity;
●	we or our current or future licensors or collaboration partners might seek or obtain patent protection in jurisdictions or countries that might not provide us with a significant business opportunity;
●	any patents issued to us or to our past, current or future licensors or collaboration partners may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by one or more third parties;
●	our products, drug or biologic candidates, compositions, methods or uses thereof, or our past, current or future licensors’ or collaboration partners’ products, drug or biologic candidates, compositions, methods or uses thereof may not be patentable;

●	we or our past, current or future licensors or collaboration partners might fail to maintain our or their patents, resulting in their abandonment;
●	we or our current or future licensors or collaboration partners might fail to obtain patent term extensions available in the United States or in foreign jurisdictions or countries;
●	others may design around our patent claims or our past, current or future licensors’ or collaboration partners’ patent claims to produce competitive technologies, products or uses which fall outside of the scope of our patents or other intellectual property rights;
●	others may identify prior art or other bases which could render unpatentable our patent applications or our past, current or future licensors’ or collaboration partners’ patent applications, or invalidate our patents or our past, current or future licensors or collaboration partners’ patents;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we or our past, current or future licensors or collaboration partners do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets; or
●	we or our current or future licensors or collaboration partners may not develop additional proprietary technologies or products that are patentable.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, it is also possible that we will fail to identify patentable aspects of further inventions made in the course of our research, development or commercialization activities before they are publicly disclosed, making it in many cases too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new drug or biologic candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of a patent that covers an approved product where the permission for the commercial marketing or use of the product is the first permitted commercial marketing or use, and as long as the remaining term of the patent does not exceed 14 years from the product’s approval date. However, the applicable authorities, including the FDA in the United States, and any comparable regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we or our past, current or future collaboration partners or licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our past, current or future collaboration partners or licensors were the first to file for patent protection of such inventions.

Issued patents covering our ETB technologies, drug or biologic candidates, compositions or uses could be found invalid or unenforceable if challenged in a patent office or court.

Even if our patents or our past, current or future collaboration partners’ or licensors’ patents do successfully issue and even if such patents cover our technologies, drug or biologic candidates, compositions or methods of use, third parties may initiate interference, re-examination, post-grant review, IPR or derivation actions in the USPTO; may initiate third party oppositions in the European Patent Office (“EPO”); or may initiate similar actions challenging the validity, enforceability, scope or term of such patents in other patent administrative or court proceedings worldwide, which may result in patent claims being narrowed or invalidated. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover competitive technologies, drug or biologic candidates, compositions or methods of use. Further, if we initiate legal proceedings against a third party to enforce a patent covering our technologies, drug or biologic candidates, compositions or uses, the defendant could counterclaim that our relevant patent is invalid or unenforceable. In patent litigation in the United States, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims. Further, in the United States, a third party, including a licensee of one of our past, current or future collaboration partners’ patents, may initiate legal proceedings against us in which the third party challenges the validity, enforceability, or scope of our patent(s).

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

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. See the risk disclosures above under “We are subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our potential future customer base, and thereby decrease our revenue.” Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. Complying with the enhanced obligations imposed by applicable international and U.S. privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and non-compliance could result in regulatory penalties and significant legal liability.

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

We have entered into a BMS Collaboration Agreement with Bristol-Myers Squibb and, pursuant to the terms of that agreement, could become dependent on Bristol-Myers Squibb for development, manufacturing, regulatory and commercialization activities with respect to certain of our ETB products directed to multiple targets.

In February 2021, we entered into the BMS Collaboration Agreement, which was amended in December 2021, pursuant to which we agreed to leverage our ETB technology platform to discover and develop novel products directed to multiple targets. Pursuant to the terms of the BMS Collaboration Agreement, we granted Bristol-Myers Squibb a series of exclusive options to obtain exclusive licenses under our intellectual property to exploit products containing ETBs directed against certain targets designated by Bristol-Myers Squibb. Bristol-Myers Squibb may never choose to exercise its option and we cannot predict whether Bristol-Myers Squibb will, if ever, exercise its option.

Under the BMS Collaboration Agreement, Bristol-Myers Squibb paid us an upfront payment of $70 million. In addition to the upfront payment, we may receive near term and development and regulatory milestone payments of up to an additional $874.5 million. We will also be eligible to receive up to an additional $450 million in payments upon the achievement of certain sales milestones. We will also be entitled to receive, subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product. The milestones that trigger a payment or royalties under the BMS Collaboration Agreement may never be reached and failure to do so could harm our business and financial condition.

We will be responsible for conducting the research activities through the designation, if any, of one or more development candidates. Upon the exercise by Bristol-Myers Squibb of its option for a development candidate, Bristol-Myers Squibb will be responsible for all development, manufacturing, regulatory and commercialization activities with respect to that development candidate, subject to the terms of the BMS Collaboration Agreement. We cannot control whether Bristol-Myers Squibb will devote sufficient attention or resources to this collaboration or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve any of the licensed ETB drug or biologic candidates, Bristol-Myers Squibb may elect not to proceed with the commercialization of the resulting product in one or more countries.

Unless earlier terminated, the BMS Collaboration Agreement will expire (i) on a country-by-country basis and licensed product-by-licensed product basis on the date of expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the earlier of (a) the expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to all licensed products in all countries or (b) upon Bristol-Myers Squibb’s decision not to exercise any option on or prior to the applicable option deadlines. Bristol-Myers Squibb has the right to terminate the BMS Collaboration Agreement for convenience upon prior written notice to Company. Either party has the right to terminate the BMS Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. We have the right upon prior written notice to terminate the BMS Collaboration Agreement in the event that Bristol-Myers Squibb or any of its affiliates asserts a challenge against our patents. If Bristol-Myers Squibb terminates the BMS Collaboration Agreement, it will result in a delay in or could prevent us from further developing or commercializing products directed to these targets and will delay and could prevent us from obtaining revenues for such product. Further, disputes may arise between us and Bristol-Myers Squibb, which may delay or cause the termination of this collaboration, result in significant litigation, cause Bristol-Myers Squibb to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of products directed to these new targets ourselves, we may have to curtail or abandon that development or commercialization, which could harm our business.

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

The development and commercialization of new drug products is highly competitive. We face competition from large pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to MT-6402, MT-8421, MT-0169, and the other drug or biologic candidates that we may seek to develop or commercialize in the future. We are aware that companies including the following have products marketed or in development that could compete directly or indirectly with ETBs: Merck, Bayer, Takeda, AbbVie, Immunogen, Morphosys, Genmab, Bristol-Myers Squibb, Novartis, Regeneron, Janssen, Xencor, Amgen, AstraZeneca, Lilly, Merck KGaA, Pfizer, Sanofi, Spectrum Pharmaceuticals, Cogent Biosciences, Karyopharm, ADC Therapeutics, 2seventy bio, Gilead, GlaxoSmithKline, Incyte, TG Therapeutics, Mersana Therapeutics, Seagen, and Verastem. Our competitors may succeed in developing, acquiring or licensing technologies or drug or biological products that are more effective or less costly than MT-6402, MT-8421, MT-0169, or any other drug or biologic candidates that we are currently developing or that we may develop, which could render our drug or biologic candidates obsolete and noncompetitive.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved drugs. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the CMS an agency within the United States Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel drug or biologic candidates such as ours and what reimbursement codes our drug or biologic candidates may receive if approved. Moreover, as noted above under “Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations,” in 2022 Congress enacted and President Biden signed into law new authorities for CMS to negotiate drug prices annually for certain prescription drugs and biological products, subject to statutory criteria and a future selection process that is in the process of being developed by CMS. It is unclear how these forthcoming changes in the way that CMS does business with certain members of the biopharmaceutical industry may impact coverage or reimbursement decisions across the industry as a whole.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	our ability to obtain regulatory approvals for MT-6402, MT-8421, MT-0169, or other drug or biologic candidates, and delays or failures to obtain such approvals;
●	adverse results, clinical holds, or delays in the clinical trials of our drug or biologic candidates or any future clinical trials we may conduct, or changes in the development status of our drug or biologic candidates;
●	failure of any of our drug or biologic candidates, if approved, to achieve commercial success;
●	failure to maintain our existing third-party collaboration, license and supply agreements;
●	failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our drug or biologic candidates;
●	any inability to obtain adequate supply of our drug or biologic candidates or the inability to do so at acceptable prices;
●	adverse regulatory authority decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial and development projections we may provide to the public;
●	failure to meet or exceed the financial and development projections of the investment community;
●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic collaborations, strategic alternatives, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

●	additions or departures of key personnel;
●	significant lawsuits, including patent or stockholder litigation;
●	failure by securities or industry analysts to publish research or reports about our business, or issuance of any adverse or misleading opinions by such analysts regarding our business or stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions, such as inflation;
●	sales of our common stock by us or our stockholders in the future;
●	the trading volume of our common stock;
●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
●	the issuance of additional shares of our preferred stock or common stock, or the perception that such issuances may occur, including through the second tranche of the July 2023 Private Placement, pursuant to the CVR Agreement, or any sales of our preferred stock or common stock by our stockholders in the future;
●	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
●	adverse publicity relating to ETB drugs generally, including with respect to other drugs and potential drugs in such markets;
●	the introduction of technological innovations or new therapies that compete with our potential drugs;
●	changes in the structure of health care payment systems;
●	disruptions in the financial markets;
●	the impact of political instability and military conflicts, such as the conflict in Ukraine, Israel and Palestine, which has resulted in instability in the global financial markets and export controls; and
●	period-to-period fluctuations in our financial results.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2023, a total of 5,374,268 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. Further, our stockholders will experience additional dilution when and if shares of common stock (or securities exercisable or convertible into shares of common stock) are issued by us, including when and if we issue securities in the second tranche of the July 2023 Private Placement, the CVR Agreement or pursuant to any of our recently issued warrants to purchase shares of our common stock, and these issuances (or the belief that these issuances may occur) may adversely affect the price of our common stock.

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

We may be exposed to securities litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources. We may become involved in such litigation, and our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of current or future collaboration partners or competitors, the addition or departure of our key personnel, the Restructuring, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law (the “DGCL”), our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and executive officers provide that:

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

As a public company listed on The Nasdaq Capital Market, and particularly if we cease to be a “smaller reporting company,” we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company or as a public company without such specified statuses. We are subject to the reporting requirements of the Exchange Act, as well as various requirements imposed by the Sarbanes-Oxley Act, rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The listing requirements of The Nasdaq Capital Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct, each of which requires additional attention and effort of management and our board of directors and additional costs.

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

As of September 30, 2023, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 66% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for specified disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware will be the exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of fiduciary duty; (3) any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or (4) any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, in as much as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Clawback Policy

On November 8, 2023, our Board of Directors approved and adopted the Molecular Templates, Inc. Clawback Policy (the “Clawback Policy”) which was established in accordance with the listing requirements of the Nasdaq Stock Market LLC. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The Clawback Policy applies to all compensation paid after October 2, 2023. The foregoing description of the material terms of Clawback Policy is qualified in its entirety by reference to the full text of the Clawback Policy, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT INDEX

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Molecular Templates, Inc., dated August 11, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 11, 2023).

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on July 13, 2023).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on July 13, 2023).

10.1˄	Securities Purchase Agreement dated July 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on July 13, 2023).

10.2§˄

Employment Agreement, dated August 1, 2023, by and between the Company and Gabriela Gruia, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on August 2, 2023).

10.3§˄

Employment Agreement, dated September 26, 2023, by and between the Company and Maurizio Voi, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on September 28, 2023).

10.4§*˄	Molecular Templates, Inc. Clawback Policy.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Molecular Templates, Inc.

Date: November 13, 2023	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: November 13, 2023	/s/ Jason S. Kim
Jason S. Kim
Chief Financial Officer