Form 10-K/A
period 2023-12-31
Molecular Templates, Inc.
filed 2024-04-25
CIK 1183765

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

On April 22, 2024 there were 6,583,880 shares of the registrant’s common stock outstanding.

Auditor Name: Ernst & Young LLP	Auditor Firm ID: 42	Auditor Location: Austin, Texas

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Molecular Templates, Inc. for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

In this Amendment, unless the context specifically indicates otherwise, “the Company,” “we,” “us,” “our,” and “MTEM” refer to Molecular Templates, Inc. and its subsidiaries following the business combination with Molecular Templates OpCo, Inc. (the “Merger”), effective on August 1, 2017, and to Molecular Templates, Inc. (“Private Molecular”) and its subsidiaries prior to the Merger. References to “Pre-Merger Threshold” means Threshold Pharmaceuticals, Inc. prior to the Merger effective on August 1, 2017.

Molecular Templates, Inc.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

Our certificate of incorporation, as amended and restated, provides that our business is to be managed by or under the direction of a classified board of directors. This means our board of directors (the “Board of Directors”) is divided into three classes for purposes of election, with each class having as nearly as possible an equal number of directors. One class is elected at each annual meeting of stockholders to serve for a three-year term. The term of service of each class of directors is staggered so that the term of one class expires at each annual meeting of stockholders.

Our Board currently consists of six (6) members, classified into three classes as follows:

•Class I is comprised of Eric E. Poma, Ph.D., Harold E. Selick, Ph.D. and Gabriela Gruia, M.D., with a term ending at the 2026 annual meeting of stockholders;

•Class II is comprised of Corsee Sanders, Ph.D., with a term ending at the 2024 annual meeting of stockholders; and

•Class III is comprised of David R. Hoffmann and Kevin Lalande, with a term ending at the 2025 annual meeting of stockholders.

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

Name	Age	Position with the Company
Eric E. Poma, Ph.D.	52	Chief Executive Officer and Chief Scientific Officer, Director
Harold E. Selick, Ph.D. (1)(2)(3)	69	Chairman of the Board
Gabriela Gruia, M.D.	67	Director
David R. Hoffmann (1)	79	Director
Kevin Lalande (1)(2)	51	Director
Corsee Sanders, Ph.D. (2)(3)	68	Director

(1)Member of the Audit Committee of the Board of Directors (the “Audit Committee”)

(2)Member of the Compensation Committee of the Board of Directors (the “Compensation Committee”)

(3)Member of the Nominating and Corporate Governance Committee of the Board of Directors (the “Nominating Committee”)

Eric E. Poma, Ph.D.

Dr. Poma has been a director of the Company since August 2017, effective as of the Merger. Dr. Poma is the Chief Executive Officer and Chief Scientific Officer of the Company and founded Private Molecular in February 2009, serving on its board of directors since its inception. From March 2005 until September 2008, Dr. Poma was Vice President of Business Development of Innovive Pharmaceuticals, Inc. (acquired by Cytrx Corporation), a biotechnology company. As the founder of Private Molecular and in his role as Chief Scientific Officer, he led the invention of technology underlying the Company’s platform technology and what constitutes the whole of the Company’s current pipeline of candidates. Dr. Poma received his Ph.D. in Microbiology and Immunology and B.S. in Biology from the University of North Carolina at Chapel Hill and his M.B.A. from New York University. Our Board has concluded that Dr. Poma should serve as a director of the Company based on Dr. Poma’s direct involvement in the creation of, and knowledge of, our technology platform and extensive experience in the industry, which provides invaluable insight to our Board on matters involving the Company and its future goals. Additionally, having the Chief Executive Officer as a director is an optimal way, in the Company’s opinion, of ensuring the most efficient execution and development of the Company’s business goals and strategies.

Harold E. “Barry” Selick, Ph.D.

Dr. Selick is Chairman of the Company’s Board of Directors and has served as a director of the Company since August 2017, effective as of the Merger, and served as a pre-Merger director of Threshold since June 2002. He is currently the Vice Chancellor of Business Development, Innovation and Partnerships at the University of California, San Francisco, a position that he has held since April 2017. Since January 2023, he has also served as the chief executive officer and a director of Hinge Bio, Inc., a biotechnology company focusing in oncology, inflammatory disease and infectious disease. Previously, Dr. Selick served as Pre-Merger Threshold’s Chief Executive Officer from June 2002 until March 2017. Dr. Selick previously served as a director of Amunix Pharmaceuticals, Inc., lead director and chairman of PDL BioPharma, Inc., chairman of the board of directors of Gyre Therapeutics, Inc. (previously Catalyst Biosciences, Inc.) and currently serves as chairman of the board of Protagonist Therapeutics, Inc., the latter two of which are currently public drug discovery and development companies. Dr. Selick received his B.A. in Biophysics and Ph.D. in Biology from the University of Pennsylvania and was a Damon Runyon-Walter Winchell Cancer Fund Fellow and an American Cancer Society Senior Fellow at the University of California, San Francisco. Our Board has concluded that Dr. Selick should serve as a director of the Company based on Dr. Selick’s extensive experience and industry knowledge. In addition, Dr. Selick brings an understanding of our Company and business, previously serving as Pre-Merger Threshold’s Chief Executive Officer.

Gabriela Gruia, M.D.

Dr. Gruia has been a director of the Company since 2022. Dr. Gruia is an oncologist with over 25 years of experience in oncology drug development, spanning cell and gene therapy, bi-specifics, biologics, immunotherapy, and small molecules, and since January 2021, she has served as the Founder and Principal of Gabriela Gruia Consulting, LLC, a pharmaceutical consulting company. From February 2010 to January 2021, Dr. Gruia served as Chief Development Officer at Ichnos Sciences, Inc., a biotechnology company focused on treating hematological malignancies and solid tumors, where she oversaw development activities for several key functions, including Clinical Development and Clinical Operations, Regulatory Sciences, Clinical Pharmacology, Toxicology, and Biostatistics. From August 2004 to February 2020, Dr. Gruia was Senior Vice President and Global Head of Regulatory Affairs of Novartis AG (“Novartis”), a pharmaceutical company, where she led the world class oncology regulatory affairs organization and oversaw all regulatory activities in close partnership with research collaborators, preclinical development, development organization and senior management. While at Novartis, Dr. Gruia spearheaded the worldwide submission and approval of multiple new molecular entities, including Tasigna®, Jakavi®, Afinitor®, Signifor®, Zykadia®, Farydak®, Rydapt®, Odomzo®, Kisqali®, Kymriah®, Adakveo®, and Piqray®. Dr. Gruia serves as a member of the board of directors of TSCAN Therapeutics, Inc. and Tessa Therapeutics Ltd. Dr. Gruia earned a doctorate in medicine from Bucharest Medical School in Romania and a Masters in Breast Pathology and Mammography from the Rene Huguenin/Curie Institute Cancer Center in Paris, France. She completed training in oncology and hematology at Rene Descartes University in Paris, France. Our Board has concluded that Dr. Gruia should serve as a director of the Company because of her perspective and experience as a board member in the life sciences industry, as well as her strong medical, regulatory and scientific background, specifically in oncology and oncology drug development.

David R. Hoffmann

Mr. Hoffmann has been a director of the Company since August 2017, effective as of the Merger, and served as a director of Pre-Merger director of Threshold since April 2007. Since 2002, Mr. Hoffmann has served as the Chief Executive Officer of Hoffmann Associates, a multi-group company specializing in cruise travel and financial and benefit consulting. He serves as Chairman of the Board of Directors of DURECT Corporation, serving as Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Hoffmann holds a B.S. in Business Administration from the University of Colorado. Our Board has concluded that Mr. Hoffmann should serve as a director of the Company based on Mr. Hoffmann’s financial expertise and industry experience.

Kevin Lalande

Mr. Lalande has been a director of the Company since August 2017, effective as of the Merger. Mr. Lalande served on the board of directors of Private Molecular since 2009. Since March 2007, Mr. Lalande has served as the Managing Member of SHV Management Services, LLC, a multi-strategy investment partnership with over $900 million in capital under management. Since March 2016, Mr. Lalande has served as the Founder and Chief Investment Officer of Sante Capital Management, LP. Mr. Lalande currently serves as a director for a number of privately-held companies as well as Lumos Pharma, Inc., a publicly-traded biotechnology company, and previously served as a director for LDR Holding Corporation, now Zimmer Biomet, a publicly-traded medical device company. Mr. Lalande holds a B.S. in Electrical and Computer Engineering from Brigham Young University, an M.B.A. with Highest Distinction from the Harvard Business School, and a graduate certificate in Artificial Intelligence from Stanford University. Our Board has concluded that Mr. Lalande should serve as a director of the Company based on his substantial experience as a venture capitalist and as a director of a number of privately-held and public companies.

Corsee Sanders, Ph.D.

Dr. Sanders has been a director of the Company since December 2019. From November 2019 to February 2020, Dr. Sanders served as a Strategic Advisor to the Global Development Group of Bristol-Myers Squibb. Previously, Dr. Sanders served as Strategic Advisor to the Chief Medical Officer of the Celgene Corporation, a pharmaceutical company developing cancer and immunology drugs, from March 2018 to November 2019, ensuring effective integration of Juno Therapeutics’ Development Organization into the Celgene Organization, specifically the unique CAR T aspects, advising the label-enabling CAR T legacy Juno program (JCAR017), and advising the Chief Medical Officer and the Chief Medical Officer’s leadership team in evolving the clinical development organization. From January 2017 to March 2018, Dr. Sanders served as the Head of Strategic and Development Operations and a member of the Executive Committee of Juno Therapeutics, Inc. and with responsibilities for strategic operations, quantitative sciences, biosample and clinical operations. Dr. Sanders was a member of the Genentech/Roche Late-Stage Portfolio Committee from 2011 to 2017, and Global Head of the Genentech/Roche Late-Stage Clinical Operations from 2012 to 2017, with responsibility for leading nearly 2,500 employees, across 5 strategic and 20 local country sites, in planning and conducting global development and local clinical trials in over 70 countries. Dr. Sanders has directly contributed and/or provided oversight in developing multiple approved pharmaceutical products including Claritin®, Rituxan®, Herceptin®, TNKase®, Cathflo®, Xolair, Avastin®, Tarceva®, Lucentis®, Zelboraf®, Perjeta®, Erivedge®, Gazyva®, Kadcyla®, Alecensa®, Cotellic®, Venclexta®, Tecentriq®, Ocrevus®, Hemlibra®, and JCAR017®, a CAR T cell therapy for Non-Hodgkin’s Lymphoma. She served as a member of the Board of Trustees as well as the Co-Chair of the Board of Advisors for the Fred Hutchinson Cancer Research Center. She also served as a director of AltruBio, Inc. (formerly AbGenomics Corporation). Dr. Sanders currently serves as a director for biopharmaceutical companies, such as Ultragenyx Pharmaceuticals, Inc., Beigene, Ltd., and Legend Biotech Corporation. Dr. Sanders earned her B.S. and M.S. in statistics, graduating Magna Cum Laude from the University of the Philippines, and her M.A. and Ph.D. in statistics from the Wharton Doctoral Program at the University of Pennsylvania. Our Board has concluded that Dr. Sanders should serve as a director of the Company based on Dr. Sanders’s extensive background in pharmaceutical operations as well as her scientific and leadership experience.

Certain Corporate Governance Matters

Audit Committee. Our Audit Committee currently has three members, David R. Hoffmann (Chairman), Harold E. “Barry” Selick, Ph.D., and Kevin Lalande. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by the listing standards of Nasdaq as such standards apply specifically to members of audit committees. The Board has determined that Mr. Hoffmann is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board of Directors.

Insider Trading Policy

We maintain an Insider Trading Policy that prohibits directors, officers, employees, and their family members from trading in the Company’s stock when in possession of material, non-public information about the Company.

Our Insider Trading Policy also prohibits our officers, directors, and employees, and their family members from, among other things, engaging in speculative transactions in our securities, including by way of the purchase or sale of a put option, a call option or a short sale (including a short sale “against the box”), or engaging in hedging transactions, including prepaid variable forward contracts, equity swaps, collars and exchange funds.

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

Name	Age	Position
Jason S. Kim	49	President, Chief Financial Officer and Treasurer
Maurizio Voi, M.D.	66	Chief Medical Officer

Jason S. Kim

Mr. Kim was appointed as the Company’s Chief Financial Officer on August 1, 2023 and previously served as the Company’s Interim Chief Financial Officer and Chief Operating Officer. Mr. Kim joined Private Molecular in February 2010 and served as its President and Chief Financial Officer until the completion of the Merger. Previously, Mr. Kim served in various corporate development, strategic planning, and commercial roles at OSI Pharmaceuticals, Inc. (now Astellas Pharma US, Inc.) and ImClone Systems, Inc. (now Eli Lilly and Company). Mr. Kim received his B.A. in

Neuroscience and Behavior from Wesleyan University and an M.B.A. from the Wharton School, University of Pennsylvania.

Maurizio Voi, M.D.

Dr. Voi has served as the Chief Medical Officer of the Company since his appointment in October 2023. Effective April 30, 2024, Dr. Voi will cease to serve as the Company’s Chief Medical Officer. Dr. Voi was Vice President, Global Program Head at Novartis, for the PD-1 antibody Tislelizumab from April 2021 to September 2023. He was previously Global Program Head, Melanoma, at Novartis, a position he held since June 2017, and Vice President Global Clinical Program Head from August 2013 until June 2017 responsible for the clinical development of Kisqali®, Afinitor® and Votrient®, as well as other novel immuno-therapy compounds. Previous to Novartis, Dr. Voi was Chief Medical and Development Officer at Curis, where he was responsible for all Research & Development activities ranging from early drug discovery, to IND filings, to the development of clinical stage assets in oncology. Prior to Curis, Dr. Voi held strategic global roles in oncology drug development at Pfizer, Bristol Myers Squibb and Eli Lilly. He has published close to 40 articles in peer-reviewed journals, primarily in the areas of early-stage drug development and the treatment of solid tumors. Dr. Voi received his M.D. in 1985 from the University of Padua, School of Medicine in Italy.

There are no family relationships between any director or executive officer of the Company, and there are no arrangements or understandings between any director and any other person pursuant to which such director was selected as a director.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2023 and 2022 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2023.

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)
Eric E. Poma, Ph.D., Chief Executive Officer and Chief Scientific Officer (3)	2023	621,000	92,219	133,960	10,590	857,769
	2022	600,000	313,500	624,000	9,840	1,547,340
Jason S. Kim, President, Chief Financial Officer, and Treasurer (4)	2023	458,712	55,734	56,933	7,856	579,235
	2022	443,200	189,468	260,000	7,178	899,846
Roger J. Waltzman, M.D., Former Chief Medical Officer (5)	2023	282,472	—	56,933	6,164	345,569
	2022	456,000	173,280	260,000	10,440	899,720
Maurizio Voi, M.D., Chief Medical Officer (6)	2023	112,032	11,329	44,544	635	168,540

(1)These amounts represent the aggregate grant date fair value of options granted to each officer in 2023 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our Financial Statements, included in our Original 10-K.

(2)This amount represents life insurance premiums paid and discretionary 401k matching contributions paid by the Company.

(3)Dr. Poma became Chief Executive Officer of the Company on August 1, 2017, effective as of the effective time of the Merger.

(4)Mr. Kim became President and Chief Operating Officer of the Company on August 1, 2017, effective as of the effective time of the Merger and became President, Chief Financial Officer and Treasurer effective as of August 1, 2023.

(5)Dr. Waltzman resigned from his position as Chief Medical Officer of the Company effective as of August 4, 2023.

(6)Dr. Voi became Chief Medical Officer of the Company on October 2, 2023, and his employment with the Company will end on April 30, 2024.

Narrative Disclosure to Summary Compensation Table

Eric E. Poma, Ph.D.

Effective as of the effective time of the Merger, the Company’s Board appointed Dr. Poma as Chief Executive Officer and Chief Scientific Officer of the Company. Prior to the completion of the Merger, Dr. Poma was Chief Executive Officer and Chief Scientific Officer of Private Molecular. Private Molecular entered into an employment agreement with Dr. Poma on April 22, 2016. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Company’s Board of Directors, and an annual cash incentive bonus awarded at the discretion of the Company’s Board of Directors.

On January 31, 2022, the Company awarded a cash bonus of $253,800 to Dr. Poma, which represented 88% of his target bonus of 50% of his base salary and increased his base salary to $600,000 effective as of January 1, 2022. In 2022, Dr. Poma’s cash incentive bonus target was increased to 55% of his base salary. On January 25, 2023, the Company awarded a cash bonus of $313,500 to Dr. Poma, which represented 95% of his target bonus of 55% of his base salary and increased his base salary to $621,000 effective as of January 1, 2023. No changes were made to Dr. Poma’s cash incentive bonus target in 2023. On January 23, 2024, the Company awarded a cash retention bonus of $92,219 to Dr. Poma. No changes were made to Dr. Poma’s base salary for 2024. No changes were made to Dr. Poma’s cash incentive bonus target for 2024. Dr. Poma is also eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of those plans.

The Company granted an option to purchase 19,999 shares of common stock on February 15, 2022 to Dr. Poma. This grant vests 25% on February 15, 2023, then in equal installments over the 36 following months, fully vesting on February 15, 2026. The Company granted an option to purchase 26,666 shares of common stock on February 15, 2023 to Dr. Poma. This grant vests 25% on February 15, 2024, then in equal installments over the 36 following months, fully vesting on February 15, 2027. The Company granted an option to purchase 23,333 shares of common stock on January 23, 2024 to Dr. Poma. This grant vests 25% on January 23, 2025, then in equal installments over the 36 following months, fully vesting on January 23, 2028.

Dr. Poma is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change-In-Control.”

Jason S. Kim

Mr. Kim joined Private Molecular in February 2010 and served as its President and Chief Financial Officer until the completion of the Merger. Following the Merger, he became President and Chief Operating Officer of the Company and effective as of January 5, 2023, he became Interim Chief Financial Officer and Treasurer in addition to his roles as President and Chief Operating Officer of the Company. Effective as of August 1, 2023, Mr. Kim became President, Chief Financial Officer and Treasurer of the Company. Private Molecular entered into an employment agreement with Mr. Kim on April 22, 2016. The agreement provides for a base salary, which may be modified from time to time at the discretion of the Company’s Board, and an annual cash incentive bonus awarded at the discretion of the Company’s Board.

Mr. Kim’s cash incentive bonus target is currently 45% of his base salary; no changes were made to Mr. Kim’s cash incentive bonus target in 2022, 2023 or 2024. On January 31, 2022, the Company awarded a cash bonus of $168,800 to Mr. Kim, which represented 88% of his target bonus of 45% of his base salary and increased his base salary to $443,200 effective as of January 1, 2022. On January 25, 2023, the Company awarded a cash bonus of $189,468 to Mr. Kim, which represented 95% of his target bonus of 45% of his base salary and increased his base salary to $458,712 effective as of January 1, 2023. On January 23, 2024, the Company awarded a cash retention bonus of $55,734 to Mr. Kim. No changes were made to Mr. Kim’s base salary for 2024. Mr. Kim is also eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of those plans.

The Company granted an option to purchase 8,332 shares of common stock on February 15, 2022 to Mr. Kim. This grant vests 25% on February 15, 2023, then in equal installments over the 36 following months, fully vesting on

February 15, 2026. The Company granted an option to purchase 11,333 shares of common stock on February 15, 2023 to Mr. Kim. This grant vests 25% on February 15, 2024, then in equal installments over the 36 following months, fully vesting on February 15, 2027. The Company granted an option to purchase 10,000 shares of common stock on January 23, 2024 to Mr. Kim. This grant vests 25% on January 23, 2025, then in equal installments over the 36 following months, fully vesting on January 23, 2028.

Mr. Kim is entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change-In-Control.”

Roger J. Waltzman, M.D.

The Company entered into an employment agreement with Dr. Waltzman on January 3, 2019. The agreement provided for an initial base salary of $400,000, and Dr. Waltzman was eligible to receive a target discretionary annual bonus of 40% of his base salary. Dr. Waltzman’s cash incentive bonus target remained the same for 2022 and 2023. On January 31, 2022, the Company awarded a cash bonus of $152,300 to Dr. Waltzman, which represented 88% of his target bonus of 40% of his base salary and increased his base salary to $456,000 effective as of January 1, 2022. On January 25, 2023, the Company awarded a cash bonus of $173,280 to Dr. Waltzman, which represented 95% of his target bonus of 40% of his base salary and increased his base salary to $471,960 effective as of January 1, 2023. Dr. Waltzman was also eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of those plans.

The Company granted an option to purchase 8,332 shares of common stock on February 15, 2022 to Dr. Waltzman. This grant vested 25% on February 15, 2023, then in equal installments over the 36 following months, fully vesting on February 15, 2026. The Company granted an option to purchase 11,333 shares of common stock on February 15, 2023 to Dr. Waltzman. This grant vested 25% on February 15, 2024, then in equal installments over the 36 following months, fully vesting on February 15, 2027.

Dr. Waltzman resigned from his position as Chief Medical Officer effective as of August 4, 2023. No additional compensation was paid to Dr. Waltzman in connection with his resignation. The Company subsequently entered into a Consulting Agreement with Dr. Waltzman for his provision of medical advice on the Company’s clinical programs, pursuant to which Dr. Waltzman would have been paid an hourly rate for his consulting services, and the stock options granted to him as Chief Medical Officer would continue to vest during the six-month term of his Consulting Agreement. No compensation was paid to Dr. Waltzman during 2023, in connection with the provision of services pursuant to the terms of his Consulting Agreement.

Dr. Waltzman was entitled to certain benefits in connection with a termination of his employment or a change of control as discussed below under “Potential Payments upon Termination or Change-In-Control.”

Maurizio Voi, M.D.

Effective September 26, 2023, the Company entered into an employment agreement with Dr. Voi to serve as the Company’s Chief Medical Officer. The agreement provides for an initial base salary of $471,960, and Dr. Voi is eligible to receive a target discretionary annual bonus of up to 40% of base salary. On January 23, 2024, the Company awarded a cash retention bonus of $11,329 to Dr. Voi. No changes were made to Dr. Voi’s base salary for 2024. Dr. Voi is also eligible to participate in the employee benefit plans available to the Company’s employees, subject to the terms of those plans.

The Company granted an option to purchase 11,333 shares of common stock on October 31, 2023 to Dr. Voi. This grant vests 25% on October 31, 2024 then in equal installments over the 36 following months, fully vesting on October 31, 2027. The Company granted an option to purchase 10,000 shares of common stock on January 23, 2024 to Dr. Voi. This grant vests 25% on January 23, 2025 then in equal installments over the 36 following months, fully vesting on January 23, 2028.

Effective April 30, 2024, Dr. Voi will cease to serve as the Company’s Chief Medical Officer.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2023, to each of the executive officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Eric E. Poma, Ph.D.	14,704 (1)	—	19.05	11/18/2024
	18,332 (2)	—	141.00	10/8/2027
	39,007 (3)	—	94.65	5/30/2028
	16,666 (4)	—	69.90	2/14/2029
	19,963 (5)	870	217.50	2/13/2030
	14,161 (6)	5,838	210.75	2/14/2031
	9,159 (7)	10,840	41.55	2/14/2032
	— (8)	26,666	7.20	2/14/2033
Jason S. Kim	5,204 (9)	—	19.05	11/18/2024
	9,165 (2)	—	141.00	10/8/2027
	13,076 (3)	—	94.65	5/30/2028
	8,666 (4)	—	69.90	2/14/2029
	9,581 (5)	418	217.50	2/13/2030
	5,901 (6)	2,431	210.75	2/14/2031
	3,813 (7)	4,519	41.55	2/14/2032
	— (8)	11,333	7.20	2/14/2033
Roger J. Waltzman, M.D. (10)	—	—	—	—
Maurizio Voi, M.D. (11)	— (12)	11,333	5.50	10/31/2033

(1)On November 19, 2014, Dr. Poma was granted an option to purchase 20,778 shares of common stock of Private Molecular under the 2009 Stock Plan, as amended, at an exercise price of $13.50 per share. In connection with the Merger, this option was converted into an option to purchase 14,704 shares of the Company’s common stock at a per share exercise price of $19.05. This award was fully vested on September 19, 2017.

(2)Dr. Poma and Mr. Kim were granted options to purchase 18,332 and 9,165 shares of common stock, respectively, on October 9, 2017. These awards were fully vested on October 9, 2021.

(3)Dr. Poma and Mr. Kim were granted options to purchase 39,007 and 13,076 shares of common stock, respectively, on May 31, 2018. These awards were fully vested on May 31, 2022.

(4)Dr. Poma and Mr. Kim were granted options to purchase 16,666 and 8,666 shares of common stock, respectively, on February 15, 2019. These awards were fully vested on February 15, 2023.

(5)Dr. Poma and Mr. Kim were granted options to purchase 20,833 and 9,999 shares of common stock, respectively, on February 14, 2020. These awards each vested 25% on February 14, 2021, and 2.1% monthly thereafter through February 14, 2024, provided that at the relevant vesting dates Dr. Poma and Mr. Kim continue their respective service to the Company.

(6)Dr. Poma and Mr. Kim were granted options to purchase 19,999 and 8,332 shares of common stock, respectively, on February 15, 2021. These awards each vested 25% on February 15, 2022, and 2.1% monthly thereafter through February 15, 2025, provided that at the relevant vesting dates Dr. Poma and Mr. Kim continue their respective service to the Company.

(7)Dr. Poma and Mr. Kim were granted options to purchase 19,999 and 8,332 shares of common stock, respectively, on February 15, 2022. These awards each vested 25% on February 15, 2023, and 2.1% monthly thereafter through February 15, 2026, provided that at the relevant vesting dates Dr. Poma and Mr. Kim continue their respective service to the Company.

(8) Dr. Poma and Mr. Kim were granted options to purchase 26,666 and 11,333 shares of common stock, respectively, on February 15, 2023. These awards each vested 25% on February 15, 2024, and 2.1% monthly thereafter through February 15, 2027, provided that at the relevant vesting dates Dr. Poma and Mr. Kim continue their respective service to the Company.

(9)On November 19, 2014, Mr. Kim was granted an option to purchase 7,354 shares of common stock of Private Molecular under the 2009 Stock Plan, as amended, at an exercise price of $13.50 per share. In connection with the Merger, this option was converted into an option to purchase 5,204 shares of the Company’s common stock at a per share exercise price of $19.05. This award was fully vested on September 19, 2017.

(10)As of December 31, 2023, Dr. Waltzman had no outstanding equity awards.

(11)Effective April 30, 2024, Dr. Voi will cease to serve as the Company’s Chief Medical Officer.

(12)Dr. Voi was granted an option to purchase 11,333 shares of common stock on October 31, 2023. This award would have vested 25% on October 31, 2024 and 2.1% monthly thereafter through October 31, 2027.

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

Roger J. Waltzman, M.D.

Pursuant to Dr. Waltzman’s employment agreement, if Dr. Waltzman’s employment were terminated by the Company for any reason he would have received (i) 100% of his base salary, as then in effect, through the date of termination, (ii) reimbursement of all expenses for which he would have been entitled to be reimbursed and (iii) if he participated in the Company’s group health plans, the right to continue health care benefits under COBRA, at his cost. If Dr. Waltzman’s employment were terminated without “Cause” (as defined in the Company’s 2014 Equity Incentive Plan), he would have been entitled to receive as severance, 100% of his base salary, as then in effect, for a period of nine months from the date of such termination, to be paid periodically in accordance with the Company’s normal payroll practices, provided he delivered to the Company and did not revoke a separation agreement and general release within sixty days following his last day of employment, in addition to the reimbursement of all expenses and right to continue health care benefits under COBRA, described above. In the event that Dr. Waltzman’s employment were terminated by the Company without Cause in connection with a Change in Control (as defined in the Company’s 2014 Equity Incentive Plan), provided he delivered to the Company and did not revoke a separation agreement and general release within sixty days following his last day of employment, the Company would have (i) paid Dr. Waltzman a lump sum amount equal to one times (1x) the sum of his current base salary and his annual target bonus, in lieu of the severance described previously and (ii) accelerated the vesting of Dr. Waltzman’s then-held Company time-based equity awards. In the event of such termination without Cause in connection with a Change in Control, all stock options held by Dr. Waltzman would have immediately become exercisable in full and any other stock awards held by Dr. Waltzman would have become free of restrictions.

Dr. Waltzman resigned from his position as Chief Medical Officer effective as of August 4, 2023. No additional compensation was paid to Dr. Waltzman in connection with his resignation.

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

Maurizio Voi, M.D.

Pursuant to Dr. Voi’s employment agreement, if Dr. Voi’s employment is terminated by the Company for any reason he will receive (i) 100% of his base salary, as then in effect, through the date of termination, (ii) reimbursement of all expenses for which he is entitled to be reimbursed and (iii) the right to continue health care benefits under COBRA, at his cost, to the extent required and available by law.

Effective April 30, 2024, Dr. Voi will cease to serve as the Company’s Chief Medical Officer.

If Dr. Voi’s employment were to have been terminated one year after his employment start date or later without “Cause” (as defined in the Company’s 2018 Equity Incentive Plan (the “2018 Plan”)), and a “Change of Control” (as defined in the 2018 Plan) had not occurred in the prior twelve months, he would have been entitled to receive his base salary through the date of termination, reimbursement of certain incurred expenses, and, contingent upon execution of a separation agreement and a general release form within sixty days following the last date of employment, (a) if he had been employed by the Company for one year or longer but less than two years at the time of termination, his then-current base salary for a period of three months from the date of termination, (b) if he had been employed by the Company for two years or longer but less than three years at the time of the termination, his then-current monthly salary for a period of six months from the date of termination, (c) if he had been employed by the Company for three years or longer but less than four years at the time of termination, his then-current monthly salary for a period of nine months from the date of termination, or (d) if he had been employed for four years or longer, his then-current monthly salary for a period of twelve months from the date of termination.

In the event, one year after Dr. Voi’s employment start date or later, that a Change of Control had occurred and that Dr. Voi’s employment were terminated by the Company without Cause three months prior to or twelve months after a Change of Control, contingent upon execution of a separation agreement and a general release form within sixty days following his last day of employment, the Company would have been required to (i) pay Dr. Voi a lump sum amount equal to the sum of his current annual base salary and his annual target bonus and (ii) accelerate the vesting of Dr. Voi’s then-held Company time-based equity awards.

As defined in the 2018 Plan, “Cause” means with respect to a Participant (as defined in the 2018 Plan) (a) dishonesty with respect to the Company or any Affiliate (as defined in the 2018 Plan), (b) insubordination, substantial malfeasance or non feasance of duty, (c) unauthorized disclosure of confidential information, (d) breach by a Participant of any provision of any employment, consulting, advisory, nondisclosure, non-competition or similar agreement between the Participant and the Company or any Affiliate, and (e) conduct substantially prejudicial to the business of the Company or any Affiliate; provided, however, that any provision in an agreement between a Participant and the Company or an Affiliate, which contains a conflicting definition of Cause for termination and which is in effect at the time of such termination, shall supersede this definition with respect to that Participant. The determination of the

Administrator (as defined in the 2018 Plan) as to the existence of Cause will be conclusive on the Participant and the Company.

As defined in the 2018 Plan, a “Change of Control” means the occurrence of any of the following events: (i) any “Person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities (excluding for this purpose any such voting securities held by the Company or its Affiliates or by any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions which the Board of Directors does not approve; (ii) (A) a merger or consolidation of the Company whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring shareholder approval; or (iii) a change in the composition of the Board of Directors, as a result of which fewer than a majority of the directors are “Incumbent Directors”, which means directors who either (A) are directors of the Company as of April 27, 2018, or (B) are elected, or nominated for election, to the Board of Directors with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but does not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company); provided, however, that if any payment or benefit payable under the 2018 Plan upon or following a Change of Control would be required to comply with the limitations of Section 409A(a)(2)(A)(v) of the Internal Revenue Code of 1986, as amended (the “Code”) in order to avoid an additional tax under Section 409A of the Code, such payment or benefit shall be made only if such Change of Control constitutes a change in ownership or control of the Company, or a change in ownership of the Company’s assets in accordance with Section 409A of the Code.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2023 to each non-employee director of the Company. Directors who are employed by us are not compensated for their service on our Board.

	Fees Earned or Paid in Cash	Option Awards	Total
Name	($)	($)(1)	($)
Harold E. Selick, Ph.D.	83,000	4,285	87,285
Jonathan Lanfear (2)	47,500	4,285	51,785
David R. Hoffmann	55,000	4,285	59,285
Kevin Lalande (3)	50,000	4,285	54,285
Corsee Sanders, Ph.D.	45,000	4,285	49,285
Gabriela Gruia, M.D. (4)	115,327	75,216	190,542
David Hirsch, M.D., Ph.D. (5)	6,438	—	6,438
Scott Morenstein (6)	—	—	—

(1)These amounts represent the aggregate grant date fair value of options granted to each director in 2023 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 12 to our Financial Statements, included in our Original 10-K.

(2)Mr. Lanfear’s board service ended in January 2024.

(3)Mr. Lalande is a Managing Member of SHV Management Services, LLC and is obligated to transfer any shares issued to him by the Company, or the economic benefits thereof, to SHV Management Services, LLC.

(4) Dr. Gruia served as Interim Chief Medical Officer from August 1, 2023 to October 2, 2023. In that role, Dr. Gruia received a salary in the amount of $78,660 and a stock option to purchase 11,666 shares of the Company’s common stock, with a grant date fair value of $70,930. During her service as Interim Chief Medical Officer, Dr. Gruia did not receive additional compensation as a member of the Board.

(5)Dr. Hirsch stepped down from our Board in May 2023.

(6)Mr. Morenstein stepped down from our Board in March 2023.

The following table shows the aggregate number of shares subject to options held by each of our non-employee directors as of December 31, 2023.

Name	Number of Shares Underlying Outstanding Stock Options
Harold E. Selick, Ph.D.	3,000
Jonathan Lanfear	3,000
David R. Hoffmann	8,120
Kevin Lalande	3,000
Corsee Sanders, Ph.D.	3,000
Gabriela Gruia, M.D.	15,332
David Hirsch, M.D., Ph.D.	—
Scott Morenstein	—

Director Compensation Policy

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various committees of our Board of Directors.

The Company generally provides its non-employee directors with cash and equity compensation for their service on the Board of Directors. The Board of Directors is responsible for considering and approving the compensation paid to the Company’s non-employee directors, upon recommendation from the Compensation Committee. The Compensation Committee reviews the compensation paid to the Company’s non-employee directors with input and market data provided by the Compensation Committee’s outside compensation consultant. In this regard, in March 2015, the Board of Pre-Merger Threshold approved a non-employee director compensation policy (the “Director Compensation Policy”), that set forth the terms of the cash and equity compensation to be paid to the Company’s non-employee directors beginning in 2015. In October 2017, May 2018 and December 2019, the Board amended and restated the Director Compensation Policy. Directors who are also our employees, such as Dr. Poma, will not receive additional compensation for their services as directors during the period in which they are employed.

On December 19, 2019, our Director Compensation Policy was amended to clarify the annual cash retainers as set forth below for service as (i) a member or chairperson of the Board, as applicable, and (ii) a member or chairperson of a committee of the Board of Directors, as applicable, with such fees to be paid on a quarterly basis:

Board or Committee	Type of Fee	Amount (Per Year)
Board	Chair Retainer Fee	$70,000
	Non-Chair Member Retainer Fee	$40,000
Audit Committee	Chair Retainer Fee	$15,000
	Non-Chair Member Retainer Fee	$7,500
Compensation Committee	Chair Retainer Fee	$10,000
	Non-Chair Member Retainer Fee	$5,000
Nominating and Corporate Governance Committee	Chair Retainer Fee	$8,000
	Non-Chair Member Retainer Fee	$4,000

Pursuant to our current Director Compensation Policy, in each year of a non-employee director’s tenure, the director is granted a nonstatutory stock option to purchase 1,000 shares of our common stock on the date of our annual meeting of stockholders, provided that such individual has served as a non-employee director for at least six months prior to the date of such annual meeting. Upon the initial election or appointment to the Board of Directors, new non-employee directors are granted a nonstatutory stock option to purchase 1,666 shares of our common stock. Each annual option grant will vest and become exercisable on the first anniversary of the date of grant, subject to the non-employee director’s continuous service through such dates. Each initial option grant will vest and become exercisable as to 50% of the shares of common stock subject to the option on each of the first and second anniversaries of the date of grant, subject to the non-employee director’s continuous service (as defined in our director compensation policy) through such dates. All annual and initial stock option grants to our non-employee directors under the director compensation policy fully vest immediately prior to a fundamental transaction or change in control, as such terms are defined in our director compensation policy.

Each non-employee director is entitled to reimbursement from the Company for all reasonable out-of-pocket expenses incurred by the non-employee director in connection with his or her attendance at Board of Directors and Committee meetings.

Clawback Policy

On November 8, 2023, as recommended by the Compensation Committee of the Board, our Board approved and adopted the Molecular Templates, Inc. Clawback Policy (the “Clawback Policy”) in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq listing rules, a copy of which was filed as an exhibit to the Original 10-K. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of November 8, 2023.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 8, 2024 for:

•the executive officers named in the Summary Compensation Table in Item 11 of this Amendment,

•each of our directors and director nominees,

•all of our current directors and executive officers as a group, and

•each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 8, 2024 pursuant to the conversion of our Series A Preferred Stock and exercise of options or warrants, each to the extent applicable, to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Each share of our common stock is entitled to one vote on each matter considered at the annual meeting and shares of our Series A Preferred Stock do not have any voting rights, unless converted into common stock. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based 6,583,880 shares of common stock outstanding on April 8, 2024.

Name and Address of Beneficial Owner**	Shares Beneficially Owned
	Number	Percent
Five Percent Stockholders:
Biotech Target N.V. (1)
Ara Hill Top Building	1,279,820	19.4%
Unit A-5
Pletterijwg Oost 1, Curacao
Entities affliated with BVF Partners, L.P. (2)
44 Montgomery St., 40th Floor	672,767	9.9%
San Francisco, CA 94104
Entities affiliated with SilverArc Capital Management, LLC (3)
20 Park Plaza, 4th Floor	661,491	9.9%
Boston, MA 02116
Entities affiliated with SHV Management Services LLC (4)
c/o Santé Ventures	657,781	9.9%
201 West 5th Street, Suite 1500
Austin, Texas 78701
K2 HealthVentures Equity Trust LLC (5)
855 Boylston Street, 10th Floor	730,323	9.9%
Boston, MA 02116

Named Executive Officers and Directors:
Eric E. Poma, Ph.D. (6)	165,327	2.5%
Jason S. Kim (7)	68,090	1.0%
Roger J. Waltzman (8)	—	*
Maurizio Voi (9)	625	*
David R. Hoffmann (10)	6,999	*
Kevin Lalande (11)	663,929	10.1%
Corsee Sanders, Ph.D. (12)	4,666	*
Harold E. Selick, Ph.D. (13)	9,386	*
Gabriela Gruia, M.D. (14)	2,666	*
All directors and named executive officers as a group (9 persons) (15)	921,688	13.5%

*Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Molecular Templates, Inc., 9301 Amberglen Blvd., Suite 100, Austin TX 78729.

(1)Consists of (i) 1,279,820 shares of common stock, (ii) 134,667 shares of common stock issuable upon exercise of prefunded warrants, and (iii) 769,334 shares of common stock issuable upon exercise of common warrants held by Biotech Target N.V. BB Biotech AG is the sole stockholder of Biotech Target N.V. and may be deemed to share voting and investment power over our securities held by Biotech Target N.V. BB Biotech AG disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein.

(2)Consists of (i) 274,190 shares of common stock held by Biotechnology Value Fund, L.P. (“BVF”), (ii) 215,721 shares of common stock held by Biotechnology Value Fund II, L.P. (“BVF2”), (iii) 24,806 shares of common stock held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), (iv) 7,521 shares of common stock held by MSI BVF SPV, LLC (“MSI BVF”), and (v) 150,529 shares of common stock issuable upon exercise of prefunded warrants held by BVF. BVF I GP LLC is the general partner of BVF. BVF II GP LLC is the general partner of BVF2. BVF Partners OS Ltd. is the general partner of Trading Fund OS. BVF GP Holdings is the sole member of BVF I GP LLC and BVF II GP LLC. BVF Partners L.P. is the sole member of BVF Partners OS Ltd. and investment manager of BVF, BVF2, Trading Fund OS and MSI BVF. BVF Inc. is the general partner of BVF Partners L.P. Mark N. Lampert is director and officer of BVF Inc. Each of BVF I GP LLC, BVF II GP LLC, BVF Partners OS Ltd., BVF GP Holdings LLC, BVF Partners L.P. BVF Inc. and Mr. Lampert disclaims beneficial ownership of securities beneficially owned by the selling stockholders.

(3) Consists of (i) 25,956 shares of common stock held by SilverArc Capital Alpha Fund I, L.P. (“SilverArc I”), (ii) 508,280 shares of common stock held by SilverArc Capital Alpha Fund II, L.P. (“SilverArc II”), (iii) 89,602 shares of common stock held by Squarepoint Diversified Partners Fund Limited and (iv) 37,653 shares of common stock issuable upon exercise of common warrants held by SilverArc I and SilverArc II. SilverArc Capital Management, LLC is the controlling entity of SilverArc Capital Alpha Fund I, L.P., SilverArc Capital Alpha Fund II, L.P. and Squarepoint Diversified Partners Fund Limited and is solely owned by Devesh Gandhi. Mr. Gandhi may be deemed to have shared voting and investment power of the securities managed by SilverArc Capital Management, LLC. Mr. Gandhi disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.

(4) This information is based solely on a Schedule 13D filed with the SEC on April 2, 2024. Consists of (i) 57,644 shares of common stock held by Santé Health Ventures I Annex Fund, L.P., (ii) 406,486 shares of common stock held by Santé Health Ventures I, L.P., (iii) 3,333 shares of common stock held by SHV Management Services, L.P, (iv) 175,000 shares of common stock held by SHV MTEM SPV, LLC (“SHV SPV”), (v) 14,800 shares of common stock held by SHVMS, LLC, and (vi) 518 shares of common stock issuable upon exercise of prefunded warrants held by SHV SPV. The securities held by SHV MTEM SPV, LLC, Santé Health Ventures I Annex Fund, L.P. and Santé Health Ventures I, L.P. and SHVMS, LLC may be deemed to be beneficially owned by Kevin Lalande, a member of our Board, Joe Cunningham, M.D. and Douglas D. French, who are managing directors (the “SHV Directors”) of SHV Management Services, LLC (“SHV Management”). SHV Management is the general partner of SHV Annex Services, LP, which is the general partner of Santé Health Ventures I Annex Fund, L.P. SHV Management is also the general partner of SHV Management Services, LP, which is the general partner of Santé Health Ventures I, L.P. Sante Accel Ventures IV, LLC ("Accel IV") is the managing member of SHV SPV, Sante Health Ventures IV, L.P. ("SHV IV") is the managing member of Accel IV, SHV Management Services IV, LP ("SHV IV Services") is the general partner of SHV IV and SHV Management Services IV, LLC ("SHV IV Management") is the general partner of SHV IV Services. Each of the SHV Directors, SHV Management, SHV Annex Services, LP and SHV Management Services, LP disclaims beneficial ownership of these securities except to the extent of its or his pecuniary interest therein.

(5)This information is based solely on a Schedule 13G filed with the SEC on February 14, 2024. Consists of the right to acquire within 60 days upon (i) exercise of warrants to purchase 322,077 shares of Common Stock at an exercise price of $5.8785 per share, which warrants expire on June 16, 2033 directly held by K2 HealthVentures Equity Trust LLC (“K2HV Equity”) and (ii) exercise of a contingent value right to convert up to $3,000,000 of the remaining balance of the Issuer’s outstanding debt obligations to K2 Health Ventures LLC under the Loan and Security Agreement, dated as of May 21, 2020, into 408,246 shares of Common Stock to K2HV Equity in lieu of receiving cash payment.

(6)Consists of (i) 18,507 shares of common stock held by Dr. Poma and (ii) 146,820 shares of our common stock issuable upon the exercise of options to purchase common stock held by Dr. Poma exercisable within 60 days of April 8, 2024.

(7)Consists of (i) 6,366 shares of our common stock and (ii) 61,724 shares of our common stock issuable upon the exercise of options to purchase common stock held by Mr. Kim exercisable within 60 days of April 8, 2024.

(8)Consists of no shares of common stock issuable upon exercise of options to purchase common stock held by Dr. Waltzman exercisable within 60 days of April 8, 2024.

(9)Consists of 625 shares of our common stock issuable upon the exercise of options to purchase common stock held by Dr. Voi exercisable within 60 days of April 8, 2024.

(10)Consists of 6,999 shares of our common stock issuable upon the exercise of options to purchase common stock held by Mr. Hoffmann exercisable within 60 days of April 8, 2024.

(11)Shares reported as beneficially owned by Mr. Lalande include (i) 57,644 shares of common stock held by Santé Health Ventures I Annex Fund, L.P., (ii) 406,486 shares of common stock held by Santé Health Ventures I, L.P., (iii) 3,333 shares of common stock held by SHV Management Services, L.P, (iv) 175,000 shares of common stock held by SHV MTEM SPV, LLC (“SHV SPV”), (v) 14,800 shares of common stock held by SHVMS, LLC, and (vi) 6,666 shares of our common stock issuable upon the exercise of options to purchase common stock held by Mr. Lalande exercisable within 60 days of April 8, 2024. The securities held by SHV MTEM SPV, LLC, Santé Health Ventures I Annex Fund, L.P. and Santé Health Ventures I, L.P. and SHVMS, LLC may be deemed to be beneficially owned by Kevin Lalande, a member of our Board, Joe Cunningham, M.D. and Douglas D. French, who are managing directors (the “SHV Directors”) of SHV Management Services, LLC (“SHV Management”). SHV Management is the general partner of SHV Annex Services, LP, which is the general partner of Santé Health

Ventures I Annex Fund, L.P. SHV Management is also the general partner of SHV Management Services, LP, which is the general partner of Santé Health Ventures I, L.P. Sante Accel Ventures IV, LLC ("Accel IV") is the managing member of SHV SPV, Sante Health Ventures IV, L.P. ("SHV IV") is the managing member of Accel IV, SHV Management Services IV, LP ("SHV IV Services") is the general partner of SHV IV and SHV Management Services IV, LLC (“SHV IV Management”) is the general partner of SHV IV Services. Mr. Lalande disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(12)Consists of 4,666 shares of our common stock issuable upon the exercise of options to purchase common stock held by Dr. Sanders exercisable within 60 days of April 8, 2024.

(13)Consists of (i) 2,720 shares of our common stock held by Dr. Selick and (ii) 6,666 shares of our common stock issuable upon the exercise of options to purchase common stock within 60 days of April 8, 2024.

(14) Consists of 2,666 shares of our common stock issuable upon the exercise of options to purchase common stock held by Dr. Gruia exercisable within 60 days of April 8, 2024.

(15)See footnotes (6) through (14) above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	493,950	$83.13	386,670
Equity compensation plans not approved by security holders (2)	20,114	$19.13	—
Total	514,064	$80.62	386,670

(1)These plans consist of the 2018 Plan; the 2014 Equity Incentive Plan, as amended; the 2004 Amended and Restated Equity Incentive Plan; and the Amended and Restated 2004 Employee Stock Purchase Plan. As of May 31, 2018, the 2014 Equity Incentive Plan; and the 2004 Equity Incentive Plan were terminated, and no further shares will be granted from those plans. The 2018 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2018 Plan to be added on the first day of each fiscal year, beginning in fiscal year 2019 and ending on the second day of fiscal year 2028. The evergreen provides for an automatic increase in the number of shares available for issuance equal to the lesser of (i) 4% of the number of outstanding shares of common stock on such date and (ii) an amount determined by the plan administrator. This total does not reflect the automatic increase in the number of shares available for issuance under the 2018 Plan that was effective on January 1, 2024 pursuant the evergreen provision.

(2)In August 2017, the Company assumed the Private Molecular 2009 Stock Plan as part of the Merger. The 2009 Stock Plan permits the granting to full or part-time officers, employees, directors, consultants and other key persons as selected from time to time by the administrator in its discretion of (i) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code and (ii) options that do not so qualify. The option exercise price of each option is determined by the administrator but may not be less than 100% of the fair market value of the common stock on the date of grant. The term of each option is fixed by the administrator and may not exceed 10 years from the date of grant. The administrator determines at what time or times each option may be exercised. In addition, the 2009 Stock Plan permits the granting of restricted stock. As of May 31, 2018, the Private Molecular 2009 Stock Plan was terminated, and no further shares will be granted from this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

The following describes transactions since January 1, 2022 to which we have been a party and in which:

•the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for fiscal year 2023 and 2022; and

•any of our directors, executive officers, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

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

Indemnification Arrangements

Our certificate of incorporation and bylaws, each as amended and restated provide that we will indemnify each of our directors and officers to the fullest extent permitted by Delaware law. Further, we have entered into separate indemnification agreements with each of our directors and executive officers. Such agreements require us, among other things, to indemnify our directors and officers, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

PIPE Financing

On July 12, 2023, we entered into a Securities Purchase Agreement with certain institutional and accredited investors providing for a private placement of up to $40 million in gross proceeds to the Company in two tranches (the “2023 PIPE Financing”). The participating investors included Biotech Target N.V. and entities affiliated with BVF Partners L.P., preexisting stockholders who beneficially owned in excess of 5% of our issued and outstanding shares of common stock prior to completion of the 2023 PIPE Financing. Biotech Target N.V. purchased 283,687 shares of common stock and entities affiliated with BVF Partners L.P. collectively purchased 198,935 shares of common stock and pre-funded warrants to purchase 1,222,100 shares of common stock. The purchase price for the common stock was $7.05 per share and the purchase price for the pre-funded warrants was $7.035 per underlying share of common stock.

On March 28, 2024, the Company and certain institutional and accredited investors entered into an Amended and Restated Securities Purchase Agreement pursuant to which the Company issued securities with an aggregate purchase price of $9.5 million on amended and restated second tranche terms (the “2024 PIPE Financing”). The participating investors included Biotech Target N.V. and entities affiliated with BVF Partners L.P., preexisting stockholders who beneficially owned in excess of 5% of our issued and outstanding shares of common stock prior to completion of the 2024 PIPE Financing and SHV MTEM SPV, LLC, an entity affiliated with SHV Management Services, LLC. Biotech Target N.V. purchased 250,000 shares of common stock, prefunded warrants to purchase 134,667 shares of common stock and common warrants to purchase 769,334 shares of common stock or prefunded warrants. Entities affiliated with BVF Partners L.P. collectively purchased prefunded warrants to purchase 1,923,815 shares of common stock and common warrants to purchase 3,847,630 shares of common stock or prefunded warrants. SHV MTEM SPV, LLC purchased 175,000 shares of common stock, prefunded warrants to purchase 402,077 shares of common stock and common warrants to purchase 1,154,154 shares of common stock or prefunded warrants. The purchase price for the common stock was $2.35 per share and the purchase price for the prefunded warrants was $2.349 per underlying share of common stock. The common warrants were sold at a price equal to $0.125 per underlying share of common stock.

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

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Eric E. Poma, Ph.D., is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. As such, our Board of Directors determined that each of David R. Hoffmann, Kevin Lalande, Gabriela Gruia, M.D., Harold E. “Barry” Selick, Ph.D., and Corsee Sanders, Ph.D. are independent. Our Board of Directors determined that David R. Hoffmann, Harold E. “Barry” Selick, Ph.D., and Kevin Lalande, who comprise our Audit Committee, Harold E. “Barry” Selick, Ph.D., and Corsee Sanders, Ph.D. who comprise our Nominating Committee and Kevin Lalande, Corsee Sanders, Ph.D., and Harold E. “Barry” Selick, Ph.D., who comprise our Compensation Committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended December 31, 2023 and 2022, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2023	2022
Audit fees (1)	622,500	579,500
Audit related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	622,500	579,500

(1)Audit fees consisted of audit services of the annual consolidated financial statements included in our Annual Reports on Form 10-K, the quarterly reviews of financial statements included in our Quarterly Reports on Form 10-Q filings, fees associated with SEC registration statements, and accounting consultations related to audit services.

(2)Audit related fees consisted principally of fees related to the annual audit and the quarterly reviews, but outside the scope of the Audit Committee approved audit and agreed upon procedure.

(3)Tax fees consist principally of assistance with matters related to tax compliance and reporting, tax advice, and tax planning.

(4)All other fees consist principally of all other permissible work performed by Ernst & Young LLP that does not meet the above category descriptions.

The percentage of services set forth above in the categories that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit) was 100%.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report:

(1)	No financial statements are filed with this Amendment No. 1 to our Annual Report on Form 10-K. See Index to Consolidated Financial Statements at Item 8 of the Original 10-K.
(2)	Financial Statement Schedules

No financial statement schedules are filed with this Amendment No. 1 to our Annual Report on Form 10-K.

(3)	Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to our Annual Report on Form 10-K.

EXHIBIT NUMBER	DESCRIPTION

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

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2019).

4.1	Description of the Company’s securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2024).

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

10.3

Amended and Restated Non-Employee Director Compensation Policy, adopted by the Board of Directors of the Company on October 9, 2017, amended as of May 31, 2018 and further amended as of December 19, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2024).

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

10.23†

Cancer Research Grant Contract, dated September 18, 2018, by and between The Company and the Cancer Prevention and Research Institute of Texas (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2024).

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

10.33§

Amended and Restated Securities Purchase Agreement, dated March 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 28, 2024).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2024).

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

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOLECULAR TEMPLATES, INC.

April 25, 2024	By:	/s/ ERIC E. POMA, PH.D.
Eric E. Poma, Ph.D. Chief Executive Officer and Chief Scientific Officer