Form 10-Q
period 2024-03-31
Molecular Templates, Inc.
filed 2024-05-15
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

On May 6, 2024, there were 6,583,880 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-8421, MT-0169 and other engineered toxin body (“ETB”) biologic candidates;
●	our utilization of a de-immunized ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”), via de-immunization of the Shiga-like Toxin A subunit (“SLTA”) as well as chemistry, manufacturing, and controls improvements;
●	the timing and our ability to advance the development of our biologic candidates;
●	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
●	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
●	our ability to obtain the benefits we anticipate from partnering, collaboration, or supply agreements that we may enter into;
●	our financial condition, including our ability to obtain the funding necessary to advance the development of our biologic candidates, and our ability to continue as a going concern;
●	our ability to comply with the terms of our Contingent Value Rights Agreement pursuant to which our obligations are secured, subject certain limited exceptions, by substantially all of our assets;
●	our ability to comply with applicable listing standards within the one year monitoring period that commenced on August 2, 2023 and to maintain the listing of shares of our common stock on the Nasdaq Capital Market;
●	the ongoing effect of the reverse stock split of our common stock that we completed in August 2023 on the price or trading of our common stock; including potential continued adverse impacts on the liquidity of our common stock;
●	the anticipated progress of our biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
●	our ability to generate data and conduct analyses to support the regulatory approval of our biologic candidates;
●	our ability to establish and maintain intellectual property rights for our biologic candidates;

●	whether any biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
●	our ability to discover and develop additional biologic candidates suitable for clinical testing;
●	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
●	our anticipated research and development activities and projected expenditures;
●	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;
●	our ability to have manufactured active pharmaceutical ingredient and biologic product that meet required release and stability specifications;
●	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
●	our ability to obtain licenses to any necessary third-party intellectual property;
●	our anticipated use of proceeds from any financing activities;
●	potential uncertainty regarding the outcome of our exploration of strategic alternatives, and the impacts that it may have on our business;
●	the expected cost savings from our strategic restructurings, including the reduction in force we completed in April 2024;
●	the extent to which global economic and political developments, including the indirect and/or long-term impact of inflation, will affect our business operations, clinical trials, or financial condition;
●	the impact of laws and regulations;
●	our projected financial performance;
●	the sufficiency of our cash resources; and
●	other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors.”

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,779	$11,523
Prepaid expenses	1,200	2,195
Grants revenue receivable	412	250
Other current assets	2,299	2,804
Total current assets	10,690	16,772
Operating lease right-of-use assets	8,647	9,161
Property and equipment, net	6,284	7,393
Other assets	1,498	2,057
Total assets	$27,119	$35,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,681	$1,523
Accrued liabilities	2,748	4,279
Deferred revenue, current	—	9,031
Other current liabilities	3,152	2,488
Total current liabilities	8,581	17,321
Operating lease liabilities, long term portion	9,075	9,742
Contingent value right liability	2,158	2,702
Other liabilities	1,435	1,406
Total liabilities	21,249	31,171
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value per share:
Authorized: 2,000,000 shares as of March 31, 2024 and December 31, 2023; Issued and outstanding: 250 shares as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share:
Authorized: 150,000,000 shares as of March 31, 2024 and December 31, 2023; Issued and outstanding: 5,374,268 shares as of March 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	458,185	457,099
Accumulated deficit	(452,320)	(452,892)
Total stockholders’ equity	5,870	4,212
Total liabilities and stockholders’ equity	$27,119	$35,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Research and development revenue	$10,924	$33,627
Grant revenue	162	3,002
Total revenue	11,086	36,629
Operating expenses:
Research and development	7,405	19,042
General and administrative	3,731	5,802
Total operating expenses	11,136	24,844
Income/(loss) from operations	(50)	11,785
Interest and other income, net	109	455
Interest and other expense, net	(31)	(1,395)
Change in valuation of contingent value right (Note 4)	544	—
Net income attributable to common stockholders	$572	$10,845
Net income per share attributable to common stockholders:
Basic	$0.11	$2.89
Diluted	$0.08	$2.89
Weighted average number of shares used in net income per share calculations:
Basic	5,374,268	3,756,711
Diluted	7,015,864	3,756,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$572	$10,845
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	67
Comprehensive income	$572	$10,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Total Stockholders' Equity (Deficit), beginning balances	$4,212	$(15,132)

Common Stock (shares):[1]
Beginning balance	5,374,268	3,756,711
Ending balance	5,374,268	3,756,711

Common Stock (amount):[1]
Beginning balance	$5	$4
Ending balance	5	4

Additional Paid-In Capital:[1]
Beginning balance	457,099	429,698
Stock-based compensation	1,086	2,310
Ending balance	458,185	432,008

Accumulated Other Comprehensive Income/(Loss):
Beginning balance	—	(66)
Other comprehensive income/(loss)	—	67
Ending balance	—	1

Accumulated deficit:
Beginning balance	(452,892)	(444,768)
Net income	572	10,845
Ending balance	(452,320)	(433,923)

Total Stockholders' Equity (Deficit)	$5,870	$(1,910)

1. Prior period amounts have been retrospectively adjusted for the 1-for-15 reverse stock split that was effective August 11, 2023 (see Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$572	$10,845
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and other	1,122	1,928
Stock-based compensation expense	1,086	2,310
Amortization of debt discount and accretion related to debt	—	234
Accretion of asset retirement obligations	29	27
Change in valuation of contingent value right	(544)	—
Changes in operating assets and liabilities:
Prepaid expenses	995	1,450
Grants revenue receivable	(162)	(2,838)
Other assets	551	(1,258)
Operating lease right-of-use assets and liabilities	(79)	(12)
Accounts payable	1,158	2,201
Accrued liabilities	(1,531)	(3,281)
Other liabilities	590	—
Deferred revenue	(9,031)	(30,967)
Net cash used in operating activities	(5,244)	(19,361)
Cash flows from investing activities:
Purchases of property and equipment	—	(183)
Purchase of marketable securities	—	(2,364)
Sales of marketable securities	—	28,500
Net cash provided by investing activities	—	25,953
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(5,244)	6,592
Cash, cash equivalents and restricted cash, beginning of period	12,838	34,679
Cash, cash equivalents and restricted cash, end of period	$7,594	$41,271
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,779	$38,782
Restricted cash included in other assets	815	2,489
Total cash, cash equivalents and restricted cash	$7,594	$41,271
Supplemental Cash Flow Information
Cash paid for interest	$—	$1,111
Non-Cash Investing Activities
Fixed asset additions in accounts payable and accrued expenses	$—	$13

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024.

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

As of March 31, 2024, the Company had an accumulated deficit of $452.3 million and had unrestricted cash and cash equivalents of $6.8 million. Based on the Company’s unrestricted cash and cash equivalents as of March 31, 2024 and subsequent to the closing of the amended and restated second tranche of the July 2023 Private Placement (as defined below), management anticipates that the Company will be able to fund its planned operating expenses and capital expenditure requirements into the fourth quarter of 2024. The Company has not yet established an ongoing source of revenues sufficient to cover its operating and cash expenditure requirements or to cover any potential payments that may become due and payable pursuant to the CVR Agreement as described in Note 7 “Borrowing Arrangements and Debt Extinguishment” to provide sufficient certainty that it will continue as a going concern. For these reasons, there is substantial doubt about the Company’s ability to continue as a going concern as of the issuance of these financial statements.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies disclosed in Note 1 “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $0.8 million and $1.3 million of restricted cash as of March 31, 2024 and December 31, 2023, respectively, related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. As of March 31, 2024, the Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Bristol-Myers Squibb Company (“Bristol-Myers Squibb”). Bristol-Myers Squibb accounted for approximately 99% and 92% of total revenues for the three months ended March 31, 2024 and 2023, respectively.

Biologic candidates developed by the Company require approvals or clearances from the U.S. Food and Drug Administration (the “FDA”) or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s biologic candidates will receive any of the required approvals or clearances. If the Company were to be denied approval or clearance or any such approval or clearance were to be delayed, it would have a material adverse impact on the Company.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 470-20: Debt with Conversion and Other Options and Subtopic 815-40: Derivatives and Hedging - Contracts in Entity’s Own Equity). The new guidance simplifies accounting for convertible instruments by removing major separation models, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, using a modified retrospective approach. The impact of the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred stockholders participate equally with common stockholders in earnings, but do not participate in losses, and are excluded from the basic net income calculation. Diluted net income per share is computed by giving effect to all potential dilutive common shares, including outstanding options, warrants, convertible common shares related to the Conversion Right, as defined in the CVR Agreement and described in Note 4 “Fair Value Measurements,” and convertible preferred stock.

The shares excluded from the diluted net income per share calculation were 881,000 and 579,000 for the three months ended March 31, 2024 and 2023, respectively. The effect of those shares was antidilutive under the treasury stock method, as the assumed proceeds of the options and the common warrants per unit were above the Company’s average share price during those periods.

The following table provides the calculation of diluted weighted-average shares outstanding:

	Three Months Ended March 31,
	2024	2023
Basic weighted-average shares outstanding	5,374,268	3,756,711
Prefunded Warrants	1,216,663	—
Shares issuable under Conversion Right of CVR Agreement	408,267	—
Preferred shares	16,666	—
Diluted weighted-average shares outstanding	7,015,864	3,756,711

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Bristol-Myers Squibb Collaboration Agreement

In February 2021, the Company entered into a Collaboration Agreement, as amended (the “BMS Collaboration Agreement”), with Bristol-Myers Squibb to perform strategic research collaboration leveraging the Company’s engineered toxin body (“ETB”) technology platform to discover and develop novel products containing ETBs directed to multiple targets. On March 13, 2024, Bristol-Myers Squibb notified the Company that it does not intend to continue the research collaboration it entered into with the Company pursuant to the BMS Collaboration Agreement and would be terminating the BMS Collaboration Agreement in its entirety. The termination will be effective on June 13, 2024, or 90 days following the Company’s receipt of Bristol-Myers Squibb’s written notice of termination.

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

For the three months ended March 31, 2024 and 2023, the Company recognized $10.9 million and $33.6 million, respectively, of research and development revenue related to the BMS Collaboration Agreement, which was primarily related to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligation by the Company under the BMS Collaboration Agreement, resulting in recognition of $25.8 million of research and development revenue in the quarter ended March 31, 2023, offset by the termination of the BMS Collaboration Agreement and the completion of the remaining research programs and related performance obligations, resulting in recognition of $10.9 million of research and development revenue in the quarter ended March 31, 2024.

The Company had zero and $9.0 million of deferred revenue, current, as of March 31, 2024 and December 31, 2023, respectively, related to the BMS Collaboration Agreement. The Company had no deferred revenue, non-current, as of March 31, 2024 and December 31, 2023, related to the BMS Collaboration Agreement.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”) which was extended in September 2023, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. As of March 31, 2024, the Company has cumulatively recognized $14.3 million of grant revenue related to the CD38 CPRIT Agreement. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

For the three months ended March 31, 2024 and 2023, the Company recognized grant revenue under this award of $0.2 million and $3.0 million, respectively. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. As of March 31, 2024 and December 31, 2023, the

Company recorded grant revenue receivable of $0.4 million and $0.3 million, respectively. As of both March 31, 2024 and December 31, 2023, the Company recorded no deferred revenue related to CD38 CPRIT Agreement.

NOTE 4 — FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	March 31, 2024	Level 1	Level 2	Level 3
Money market funds	$5,896	$5,896	$—	$—
Total	$5,896	$5,896	$—	$—
Amounts included in:
Cash and cash equivalents	$5,896
Total cash equivalents	$5,896

		Basis of Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Money market funds	$11,395	$11,395	$—	$—
Total	$11,395	$11,395	$—	$—
Amounts included in:
Cash and cash equivalents	$11,395
Total cash equivalents	$11,395

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	March 31, 2024
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds	$5,896	$—	$—	$5,896

	December 31, 2023
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds	$11,395	$—	$—	$11,395

As of both March 31, 2024 and December 31, 2023, all of the Company’s available-for-sale investments were due in one year or less.

The Company received no proceeds from the sale of available-for-sale securities for the three months ended March 31, 2024 and 2023, and no realized gain for the three months ended March 31, 2024 and 2023.

Contingent Value Right and Common Stock Warrant Valuation

On June 16, 2023, the Company entered into a Convertible Secured Contingent Value Right Agreement (the “CVR Agreement”) with K2 HealthVentures LLC (“K2HV”), as further described in Note 7 “Borrowing Arrangements and Debt Extinguishment.” ASC 815 “Derivatives and Hedging” requires the Conversion Right, as defined in the CVR Agreement, and Contingent Value Right, as defined in the CVR Agreement, to be accounted for as liabilities and changes to their fair value recognized in the condensed consolidated statement of operations. The Conversion Right and Contingent Value Right liability will be remeasured each reporting period. The Company utilized a probability weighted expected return method to value the Conversion Right and Contingent Value Right liability (collectively, the “CVR”). The CVR was split into two components: (a) the Conversion Right of the holder to convert $3.0 million of the Remaining Value, as defined below, into shares and (b) the Contingent Value Right liability, as defined in the CVR Agreement. Various payoff scenarios were projected and weighted to determine the payoff of the CVR. Within each scenario, the stock price at each event was forecasted to determine if K2VH would convert $3.0 million of the Remaining Value into shares of the Company’s common stock. If K2HV elected to convert any amount up to $3.0 million into shares of the Company’s common stock, then the value of the Conversion Right was the expected stock price times the number of conversion shares; otherwise, the value was determined to be zero. The Contingent Value Right liability component was calculated as the Remaining Value less $3.0 million conversion amount if converted at the time of the event, discounted back to present value. As of June 16, 2023, the value of the Conversion Right and Contingent Value Right liability were calculated within each scenario and probability weighted to derive the total fair value of the Conversion Right and the Contingent Value Right liability was $3.3 million and $1.9 million, respectively. As of March 31, 2024, the fair value of the Conversion Right and the Contingent Value Right liability was $0.9 million and $1.2 million, respectively. As of December 31, 2023, the fair value of the Conversion Right and the Contingent Value Right liability was $1.5 million and $1.2 million, respectively. For the three months ended March 31, 2024, the total change in fair value of the Contingent Value Right liability was $0.5 million.

The following table sets forth the Company’s financial liabilities (convertible secured contingent value right) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	March 31, 2024	Level 1	Level 2	Level 3
Conversion right and contingent value right	$2,158	$—	$—	$2,158
Total	$2,158	$—	$—	$2,158

		Basis of Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Conversion right and contingent value right	$2,702	$—	$—	$2,702
Total	$2,702	$—	$—	$2,702

The following table is a reconciliation of the change in fair value of the Conversion Right and Contingent Value Right liability for the three months ended March 31, 2024 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Conversion right and contingent value right liability	Total
Balance as of December 31, 2023	$2,702	$2,702
Change in valuation included in net income	(544)	(544)
Balance as of March 31, 2024	$2,158	$2,158

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

June 16, 2023
Risk-free interest rate	3.77%
Expected term (in years)	10.0
Dividend yield	—
Volatility	80.00%
Stock price	$0.53

On June 16, 2023, the Company determined the fair value of the warrants to be $2.3 million and classified that amount to additional paid in capital.

NOTE 5 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued liabilities:
General and administrative	$291	$225
Clinical trial related costs	2,105	3,574
Non-clinical research and manufacturing operations	301	404
Payroll related	43	60
Other accrued expenses	8	16
Total Accrued liabilities	$2,748	$4,279

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$20,695	$20,695
Leasehold improvements	12,974	12,974
Furniture and fixtures	518	518
Computer and equipment	254	254
	34,441	34,441
Less: Accumulated depreciation	(28,157)	(27,048)
Total property and equipment, net	$6,284	$7,393

Depreciation expense was $1.1 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the Company had net Asset Retirement Obligation (“ARO”) assets totaling $0.2 million and $0.2 million, respectively. The ARO assets are included in leasehold improvements.

NOTE 7 — BORROWING ARRANGEMENTS AND DEBT EXTINGUISHMENT

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

NOTE 8 — LEASES

The Company has operating leases for administrative offices and research and development facilities, and certain finance leases for equipment. The operating leases have remaining terms of less than two years to less than six years. Leases with an initial term of 12 months or less will not be recorded on the condensed consolidated balance sheets as operating leases or finance leases, and the Company will recognize lease expense for these leases on a straight-line basis over the lease term. Certain leases include options to renew, with renewal terms that can extend the lease term for seven years. The exercise of lease renewal options for the Company’s existing leases is at the Company’s sole discretion and not included in the measurement of lease liability and right-of-use assets as they are not reasonably certain to be exercised. Certain finance leases also include options to purchase the leased equipment. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The leases do not contain any residual value guarantees or material restrictive covenants.

The following table summarizes the components of lease expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating leases
Operating lease expense	$725	$727
Variable lease expense	145	104
Total operating lease expense	$870	$831

The following table summarizes the balance sheet classification of leases as of March 31, 2024 (in thousands):

March 31,
2024
Operating leases
Operating lease right-of-use assets	$8,647

Operating lease liabilities, current[1]	$2,561
Operating lease liabilities, non-current	9,075
Total operating lease liabilities	$11,636
1.	Included in other current liabilities.

The following table presents other information on leases as of March 31, 2024 and December 31, 2023:

	March 31,		December 31,
	2024		2023
Weighted average remaining lease term, operating leases	4.44	years	4.65	years
Weighted average discount rate, operating leases	8.21%		8.21%

Maturities of lease liabilities were as follows as of March 31, 2024 (in thousands):

Operating Leases
2024 (remaining)	$2,535
2025	3,299
2026	2,564
2027	2,636
2028	2,148
Thereafter	724
Total lease payments	$13,906
Less:
Imputed interest	(2,270)
Total lease liabilities	$11,636

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Three Months Ended March 31,
2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$834

NOTE 9 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each, a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately zero as of March 31, 2024. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s biologic candidates. The Company was contractually obligated for up to approximately $35.1 million of future services under these agreements as of March 31, 2024, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

The Company has entered into estimated purchase obligations. These estimated purchase obligations total in range from $3.8 million to $4.1 million.

NOTE 10 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$376	$1,233
General and administrative	710	1,077
Total stock-based compensation	$1,086	$2,310

As of March 31, 2024, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $3.7 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.8 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Employee Stock Options:
Risk-free interest rate	3.92%	3.94%
Expected term (in years)	6.08	6.08
Dividend yield	—	—
Volatility	77.14%	77.17%
Weighted-average fair value of stock options granted	$2.50	$5.10

Equity Incentive Plans

These plans consist of the 2018 Equity Incentive Plan; the 2014 Equity Incentive Plan, as amended; the 2004 Amended and Restated Equity Incentive Plan; and the Amended and Restated 2004 Employee Stock Purchase Plan. As of May 31, 2018, the 2014 Equity Incentive Plan and the 2004 Amended and Restated Equity Incentive Plan were terminated, and no further shares will be granted from those plans.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2022	562,878	$115.50	7.09	$—
Granted	236,651	$7.25
Exercised	(192)	$7.20
Cancelled	(285,273)	$88.62
Balances, December 31, 2023	514,064	$80.62	7.03	$—
Granted	100,298	$3.59
Exercised	—	$—
Cancelled	(6,739)	$27.35
Balances, March 31, 2024	607,623	$68.50	—	$—

Vested and expected to vest, March 31, 2024	607,623	$68.50	7.20	$—
Exercisable at March 31, 2024	330,945	$110.50	5.54	$—

The total intrinsic value of stock options exercised during the three months ended both March 31, 2024 and 2023, was zero, as determined at the date of the option exercise.

Cash received from stock option exercises was zero, for both the three months ended March 31, 2024 and 2023. The Company issues new shares of common stock upon exercise of options.

NOTE 11 – RESTRUCTURING RELATED EXPENSES

On March 29, 2023 and June 16, 2023, the Company implemented a strategic reprioritization and corresponding reduction in workforce, by approximately 68%, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to the Company’s collaboration with Bristol-Myers Squibb (the “Restructuring”). The Restructuring reduced the Company’s workforce, ceased further development of the Company’s MT-5111 clinical development program, and refocused the majority of the Company’s pre-clinical efforts around activities related to the Bristol-Myers Squibb collaboration. On April 11, 2024, the Company approved a reduction in force, (the “Reduction in Force”) in order to extend its resources to better position the organization and to allow the Company to continue to support its clinical studies for MT-6402, MT-8421 and MT-0169, as further described in Note 13 “Subsequent Events.” For the three months ended March 31, 2024 and 2023, the Company incurred zero and $0.3 million, respectively, in expenses related to the Restructuring, which is included in research and development and general and administrative expenses in the condensed consolidated statement of operations. The expenses related to the Restructuring related to severance pay and other related termination benefits.

The following table summarizes the activity for expenses related to the Restructuring accruals, which are included in Accrued liabilities in the Company’s condensed consolidated balance sheets (in thousands):

Balance, December 31, 2022	$—
Expenses related to the Restructuring	276
Cash payments	(276)
Balance, December 31, 2023	$—
Expenses related to the Restructuring	—
Cash payments	—
Balance, March 31, 2024	$—

NOTE 12 — STOCKHOLDERS’ EQUITY (DEFICIT)

K2HV CVR Agreement and Related Warrants

On June 16, 2023, in satisfaction of its obligations to issue the warrant to K2HV’s affiliated holder pursuant to the CVR Agreement, as further described in Note 7 “Borrowing Arrangements and Debt Extinguishment,” the Company issued a warrant to purchase up to 340,222 shares of the Company’s common stock at an exercise price of $5.8785 per share. The warrant is exercisable upon issuance and have a term of ten years. The Company determines whether the warrant should be classified as a liability or equity according to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” Upon issuance of the outstanding warrants, the Company determined that equity classification was appropriate. For warrants classified as equity, the Company records the value of the warrants in additional paid-in capital on the condensed consolidated balance sheet. As of March 31, 2024, there were 340,222 warrants issued related to the CVR Agreement. On June 16, 2023, the warrant was valued at $2.3 million using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model inputs used were: (i) expected dividend yield of 0%, (ii) expected volatility of 80%, (iii) risk free interest rate of 3.77%, and (iv) expected term of 10.0 years.

July 2023 Private Placement and Related Warrants

On July 12, 2023, the Company entered into a securities purchase agreement (the “July 2023 Purchase Agreement”) with certain institutional and accredited investors (the “July 2023 Purchasers”) which provided for the private placement (the “July 2023 Private Placement”) of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock in two tranches, as described below.

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

Pursuant to the July 2023 Purchase Agreement, the Company granted to the July 2023 Purchasers certain registration rights, pursuant to which, among other things, the Company agreed to (i) file with the SEC a registration statement on Form S-3 after each of the initial tranche and the second tranche to register for resale the shares of common stock issued (and the shares issuable upon exercise of any pre-funded warrants or Second Closing Warrants issued) in the applicable closing, within 30 calendar days following each closing, and (ii) use its commercially reasonable efforts to have each registration statement declared effective as soon as practicable, and in any event no later than 90 days following the applicable closing date (or 120 days following the applicable closing date if the applicable registration statement is reviewed by the SEC). The registration rights covenants are subject to customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy specified filing and effectiveness time periods. On August 10, 2023, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-273864), which became effective on August 18, 2023, registering for resale up to 2,839,465 shares of the Company’s common stock, which consist of 1,617,365 shares of the Company’s common stock and 1,222,100 shares of the Company’s common stock issuable upon the exercise of the July 2023 Pre-Funded Warrants. Additionally, the July 2023 Purchase Agreement contains customary representations and warranties and agreements of the Company and the July 2023 Purchasers and customary indemnification rights and obligations of the parties.

Second Closing of July 2023 Private Placement

On March 28, 2024, the Company and certain institutional and accredited investors (the “March 2024 Purchasers”) entered into an Amended and Restated July 2023 Purchase Agreement, pursuant to which the Company issued, at closing, common stock, prefunded warrants, and common warrants with an aggregate purchase price of $9.5 million on amended and restated second tranche terms. The closing of the second tranche occurred on April 2, 2024. The second tranche, as amended and restated, consisted of the sale and issuance of (i) 1,209,612 shares of the Company’s common stock (and, in lieu thereof, prefunded warrants to purchase 2,460,559 shares of the Company’s common stock (the “March 2024 Prefunded Warrants”) for a purchase price of $2.35 per share of the Company’s common stock (the closing price of our common stock on March 27, 2024 as reported by the Nasdaq Capital Market) and $2.349 per March 2024 Prefunded Warrant, and (ii) common stock warrants (the “March 2024 Common Warrants”) to purchase up to 7,340,342 shares of the Company’s common stock (or March 2024 Prefunded Warrants in lieu thereof) at an exercise price of $2.35 per share of the Company’s common stock underlying the March 2024 Common Warrants. The March 2024 Common Warrants were sold at a price of $0.125 per underlying share of common stock and have a term of five years. The March 2024 Prefunded Warrants will expire when fully exercised in accordance with their terms. The March 2024 Prefunded Warrants and March 2024 Common Warrants may not be exercised if the aggregate number of shares of our common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation (4.99%/9.99%/19.99%); provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The Amended and Restated July 2023 Purchase Agreement contains customary representations and warranties and agreements of the Company and the March 2024 Purchasers and customary indemnification rights and obligations of the parties. The second tranche included gross proceeds of approximately $9.5 million and net proceeds, following the payment of related offering expenses, of approximately $8.8 million.

The Company has assessed the March 2024 Prefunded Warrants and March 2024 Common Warrants for appropriate equity or liability classification. The March 2024 Prefunded Warrants and March 2024 Common Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company's common stock, and (vi) meet the equity classification criteria.

In addition, the March 2024 Prefunded Warrants and March 2024 Common Warrants do not provide any guarantee of value or return and do not provide the warrant holders with the option to settle any unexercised warrants for cash outside of the Company's control. The March 2024 Prefunded Warrants and March 2024 Common Warrants also include a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than a specified percentage limitation (4.99%/9.99%/19.99%) of the Company’s common stock. The Company valued the prefunded stock warrants and common stock warrants at issuance, concluding that their sale price approximated their fair value. Accordingly, the March 2024 Prefunded Warrants and March 2024 Common Warrants are accounted for as a component of additional paid-in capital at the time of issuance on April 2, 2024.

Pursuant to the Amended and Restated July 2023 Purchase Agreement, the Company granted to the March 2024 Purchasers certain registration rights, pursuant to which, among other things, the Company agreed to (i) file with the SEC a registration statement on Form S-3 after the second tranche of the July 2023 Private Placement to register for resale the shares of common stock (and the shares of common stock issuable upon exercise of the prefunded warrants and common warrants) issued in the second tranche of the July 2023 Private Placement, within 30 calendar days following the second tranche closing (the “Second Closing”), and (ii) use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable, and in any event no later than 90 days following the Second Closing date (or 120 days following the Second Closing date if the registration statement is reviewed by the SEC). The registration rights covenants are subject to customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy specified filing and effectiveness time periods. On April 25, 2024, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-278932), which was declared effective by the SEC on May 3, 2024, registering for resale up to 11,010,513 shares of the Company’s common stock, which consist of 1,209,612 shares of the Company’s common stock, 2,460,559 shares of the Company’s common stock issuable upon the exercise of the March 2024 Prefunded Warrants, and 7,340,342 shares of the Company’s common stock issuable upon the exercise of the March 2024 Warrants. Additionally, the Amended and Restated July 2023 Purchase Agreement contains customary representations and warranties and agreements of the Company and the March 2024 Purchasers and customary indemnification rights and obligations of the parties.

NOTE 13 — SUBSEQUENT EVENTS

Reduction in Force

On April 11, 2024, the Company and Board of Directors approved the Reduction in Force in order to extend its resources to better position the organization and to allow the Company to continue to support its clinical studies for MT-6402, MT-8421 and MT-0169. The Reduction in Force reduced the Company’s current workforce by approximately 30%. The Company estimates that it will incur aggregate pre-tax charges of approximately $0.1 million in connection with the Reduction in Force, primarily consisting of legal fees and other related termination costs. The Reduction in Force was completed by the end of April 2024 and the Company expects that the one-time charges will be incurred in the second quarter of 2024.

Second Closing of the July 2023 Private Placement

As described in Note 12 “Stockholders’ Equity (Deficit) - Second Closing of the July 2023 Private Placement,” the closing of the second tranche of the July 2023 Private Placement occurred on April 2, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited financial information and the notes thereto included appearing elsewhere in this Quarterly Report on Form 10-Q, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

Restructuring Related Activities

On April 11, 2024, we and our Board of Directors approved a reduction in force (the “Reduction in Force”) in order to extend our resources to better position the organization and to allow us to continue to support our clinical studies for MT-6402, MT-8421 and MT-0169. The Reduction in Force reduced our current workforce by approximately 30%. We estimate that we will incur aggregate pre-tax charges of approximately $0.1 million in connection with the Reduction in Force, primarily consisting of legal fees and other related termination costs. The Reduction in Force was completed by the end of April 2024 and we expect that the one-time charges will be incurred in the second quarter of 2024.

July 2023 Private Placement

On July 12, 2023 and as described in Note 12 “Stockholders’ Equity (Deficit)” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we entered into a securities purchase agreement (the “July 2023 Purchase Agreement”) with certain institutional and accredited investors (the “July 2023 Purchasers”) which provided for the private placement of shares of our common stock and warrants to purchase shares of our common stock in two tranches (the “July 2023 Private Placement”). The initial tranche of the July 2023 Private Placement closed on July 17, 2023, and consisted of the issuance of (i) 1,617,365 shares of our common stock at a price of $7.05 per share (the closing price per share of our common stock as reported by the Nasdaq Capital Market on July 12, 2023), and (ii) pre-funded warrants (the “July 2023 Pre-Funded Warrants”) exercisable for up to 1,222,100 shares of our common stock. The price of the July 2023 Pre-Funded Warrants was $7.035 per underlying share of our common stock, and these warrants contain an exercise price of $0.015 per share. We received approximately $20 million in gross proceeds in connection with the closing of the initial tranche and net proceeds, following the payment of related offering expenses, of approximately $18.4 million.

On March 28, 2024, we and certain institutional and accredited investors (the “March 2024 Purchasers”) entered into an Amended and Restated July 2023 Purchase Agreement pursuant to which we issued, at closing, common stock, prefunded warrants, and common warrants with an aggregate purchase price of $9.5 million on amended and restated second tranche terms. The second tranche, as amended and restated, consisted of the sale and issuance of (i) 1,209,612 shares of our common stock (and, in lieu thereof, prefunded warrants to purchase 2,460,559 shares of our common stock (the “March 2024 Prefunded Warrants”) for a purchase price of $2.35 per share of our common stock (the closing price of our common stock on March 27, 2024 as reported by the Nasdaq Capital Market) and $2.349 per March 2024 Prefunded Warrant, and (ii) common stock warrants (the “March 2024 Common Warrants”) to purchase up to 7,340,342 shares of our common stock (or March 2024 Prefunded Warrants in lieu thereof) at an exercise price of $2.35 per share of our common stock underlying the March 2024 Common Warrants. The March 2024 Common Warrants were sold at a price equal to $0.125 per underlying share of common stock and have a term of five years. The March 2024 Prefunded Warrants will expire when fully exercised in accordance with their terms. The March 2024 Prefunded Warrants and March 2024 Common Warrants may not be exercised if the aggregate number of shares of our common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation (4.99%/9.99%/19.99%); provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%. The Amended and Restated July 2023 Purchase Agreement contains customary representations and warranties and agreements of us and the Purchasers and customary indemnification rights and obligations of the parties. The second tranche included gross proceeds of approximately $9.5 million and net proceeds, following the payment of related offering expenses, of approximately $8.8 million.

The second tranche of the July 2023 Private Placement closed on April 2, 2024. The Company intends to use the net proceeds from the second tranche of the July 2023 Private Placement to fund its ongoing clinical studies, working capital and for general corporate purposes.

Nasdaq Compliance and Reverse Stock Split

In connection with the deficiency and delisting notices received from the Nasdaq Stock Market LLC (“Nasdaq”), as previously disclosed on April 13, 2023, we presented our plan to the Nasdaq Hearings Panel (the “Panel”) to regain compliance with both the bid price and stockholders’ equity requirements as needed for continued listing on the Nasdaq Capital Market. We were granted an extension on May 8, 2023, to regain compliance with both requirements by August 28, 2023, subject to certain conditions as set forth by the Panel. On July 28, 2023 and regarding the stockholders’ equity requirement, we submitted an update to the Panel informing the Panel that we did meet an alternative continued listing standard, the market value of listed securities standard, which requires a company to have at least $35 million in market value of listed securities. On August 2, 2023, Nasdaq notified us that we had demonstrated compliance with this market value of listed securities standard but will be subject to a one-year monitoring period commencing on August 2, 2023. As of the date of this Quarterly Report on Form 10-Q, we no longer have at least $35 million in market value of listed securities and must therefore maintain at least $2.5 million in stockholders’ equity to retain compliance. As of March 31, 2024, our reported stockholders’ equity was greater than $2.5 million.

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

Bristol-Myers Squibb Collaboration Agreement

On February 10, 2021, we entered into a Collaboration Agreement, as amended (the “BMS Collaboration Agreement”), with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) to perform strategic research collaboration leveraging our ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets. On March 13, 2024, Bristol-Myers Squibb notified us that it does not intend to continue the research collaboration it entered into with us pursuant to the BMS Collaboration Agreement and would be terminating the BMS Collaboration Agreement in its entirety. The termination will be effective on June 13, 2024, or 90 days following our receipt of Bristol-Myers Squibb’s written notice of termination.

Pursuant to the BMS Collaboration Agreement, Bristol-Myers Squibb paid us an upfront payment of $70.0 million. We would have been eligible to receive near term and development and regulatory milestone payments of up to an additional $874.5 million and would have been eligible to receive up to an additional $450.0 million in milestone payments upon the achievement of certain sales milestone events. We would have also been entitled to receive, subject to certain reductions, tiered royalties ranging from mid-single digits up to mid-teens as percentages of calendar year net sales, if any, on any licensed product.

Pipeline and Technology Overview

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

The Part A dose escalation of the Phase I study for MT-6402 has been completed. 48 patients have been dosed across seven dose escalation cohorts of 16, 24, 32, 42, 63, 83, and 100 mcg/kg in the MT-6402 study of in patients with relapsed/refractory solid tumors.

The 100 mcg/kg dose was deemed not tolerable based on two dose limiting toxicities (“DLTs”) of a grade 3 rash and a grade 1 high sensitivity troponin elevation without clinical sequalae that led to drug interruption for more than two weeks. Rash and high sensitivity troponin elevation are immune-related adverse events (“AEs”) that have been documented with approved checkpoint therapies. No grade 4 or grade 5 drug-related AEs have been observed to date. We continue to observe pharmacodynamic (“PD”) effects including the depletion of PD-L1+ monocytes, MDSCs, PD-L1+ dendritic cells, as well as concomitant T cell activation, which were observed at dose levels above 42 mcg/kg in a dose dependent manner. Further, monotherapy activity (partial responses) was observed during dose escalation with MT-6402 in checkpoint experienced relapsed/refractory solid tumor patients. The 63 and 83 mcg/kg doses will be further explored in the Part B dose expansion study.

In the Part A dose escalation, nine patients with head and neck cancer were treated. All patients had progressed after numerous lines of therapy including checkpoint therapy. Two of these patients were not evaluable for the cycle 1

DLT period because of early progression and came off study after only receiving one or two doses of MT-6402, respectively. Of the remaining seven head and neck cancer patients, best responses observed were as follows: two patients had confirmed partial responses. The two responders currently remain in response at cycle 20 and cycle 11, respectively. Stable disease of 6, 6, 4, and 2 months, respectively, was observed in four other patients with two showing tumor reduction before disease progression or discontinuation. One patient progressed at the end of cycle 2. Of these seven patients, only one patient (a patient with stable disease through 6 cycles) had a PD-L1 TPS greater than 50%. One patient initially classified as a head and neck squamous cell carcinoma (“HNSCC”) was later determined to have squamous cell carcinoma of the auricular skin. The patient had an unconfirmed partial response and discontinued treatment after two doses due to a grade 1 troponin increase; an external review of scans showed a 36% reduction in tumor volume discontinued due to a grade 1 troponin increase.

The Part B dose expansion cohorts are currently enrolling. Dose levels of 63 and 83 mcg/kg will be studied in the two expansion cohorts: (i) in solid tumor patients with ≥50% tumor expression of PD-L1 and (ii) relapsed/refractory HNSCC with <50% tumor expression of PD-L1.

MT-8421—ETB Targeting CTLA-4

MT-8421, along with MT-6402, represent our unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells and not only the blocking of ligand-ligand interactions seen with current antibody therapeutics. The ETB approach includes potent destruction of CTLA-4+ regulatory T cells (“Tregs”) via enzymatic ribosome destruction, and the mechanism of cell kill is independent of TME. MT-8421 preferentially destroys high CTLA-4 expressing Tregs in the TME relative to peripheral Tregs which are lower CTLA-4 expressing. Evidence of Treg depletion was observed in the first cohort of patients; no grade 3 or grade 4 toxicities have been observed. Dose escalation is on-going.

Hematologic Malignancy Targeted ETBs

MT-0169—ETB Targeting CD38

MT-0169 represents a novel approach to targeting CD38 expressing cells implicated in both cancer and autoimmune diseases. MT-0169 specifically binds to CD38 on the target cell surface, efficiently induce its own internalization into the cell, and induces potent direct cell-kill via the enzymatic destructions of ribosomes. MT-0169 retains its potency even in the presence of competing anti-CD38 antibodies (e.g. daratumumab) and has activity against both high and low expressing CD38 cells. A phase 1 study of MT-0169 in patients with relapsed or refractory multiple myeloma was completed in December 2023. The study enrolled 14 patients and no drug-related Grade 4 or 5 adverse events have been observed. Pharmacodynamic response consistent with CD38+ immune cell depletion was obaserved and one patient with IgA myeloma with extramedullary disease, who was quad-refractory treated at 5 mcg/kg had a stringent Complete Response for 17 cycles (1 cycle = 4 weeks). We plan to evaluate MT-0169 for CD38+ leukemias and potentially in autoimmune diseases.

We expect to provide periodic updates on MT-6402, MT-8421, and MT-0169 throughout the remainder of 2024.

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

We have conducted multiple cGMP manufacturing runs with our compounds and believe this process is robust and could support commercial production.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from the commercial sale and marketing of any ETB candidates that we or our current or future collaboration partners develop, including MT-6402, MT-8421, MT-0169, until we obtain regulatory approval and commercialize such biologics. Our revenue consists principally of collaboration revenue and grant revenue.

Research and Development revenue primarily relates to our collaboration agreement with Bristol-Myers Squibb which is accounted for using the percentage-of-completion cost-to-cost method. As discussed below, this agreement will be terminated effective on June 13, 2024, or 90 days following the Company’s receipt of Bristol-Myers Squibb’s written notice of termination. As a result, we do not expect future revenues from this agreement following its termination.

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

For more information about our revenue recognition policy, please see Note 1 “Organization and Summary of Significant Accounting Policies” to our audited consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development revenue	$10,924	$33,627
Grant revenue	162	3,002
Total revenue	$11,086	$36,629

Research and Development Revenue

The decrease in research and development revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligations under BMS Collaboration Agreement with Bristol-Myers Squibb, resulting in recognition of $25.8 million of research and development revenue in the first quarter of 2023.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three months ended March 31, 2024, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The decrease in grant revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to recognizing revenue for the grant received under our September 2018 Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”), which was our second CPRIT award grant contract for our CD38 targeted ETB program and extended in September 2023, during the period.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$7,405	$19,042
General and administrative expenses	3,731	5,802
Total operating expenses	$11,136	$24,844

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Program costs	$1,562	$5,618
Employee compensation	3,322	8,573
Laboratory costs	1,116	2,495
Other research and development costs	1,405	2,356
Total research and development expenses	$7,405	$19,042

Research and development expenses decreased by $11.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in employee compensation and program costs.

Program costs decreased by $4.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The program costs primarily driving the decrease for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were $1.5 million for MT-6402, $1.0 million for MT-0169, $0.9 million for MT-5111, and $0.6 million for other.

Employee compensation costs decreased by $5.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of the decrease in research and development headcount.

Laboratory costs decreased by $1.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The main driver of this decrease was related to laboratory repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The main driver of this decrease was primarily related to a decrease in employee compensation costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest and other income, net	$109	$455
Interest and other expense, net	(31)	(1,395)
Change in valuation of contingent value right	544	—
Total nonoperating activities	$622	$(940)

Interest and Other Income and Interest Expense

The decrease in interest and other income, net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to changes of investment activity of marketable securities.

The decrease in interest and other expense, net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the satisfaction of the Company’s outstanding loan obligations under a Loan and Security Agreement (the “K2 Loan and Security Agreement”) with K2 Health Ventures LLC (“K2HV”) and termination of the K2 Loan and Security Agreement in exchange for an aggregate repayment in cash of $27.5 million in second quarter of 2023.

Liquidity and Capital Resources

Sources of Funds

Historically, we have funded our operations by raising capital from external sources, especially through the sale of common stock, preferred stock, instruments convertible or exercisable for shares of our common stock and our borrowings under the K2 Loan and Security Agreement. As mentioned above and in Note 7 “Borrowing Arrangements and Debt Extinguishment” of the financial statements in Item 1 of this Quarterly Report on Form 10-Q, we restructured and extinguished our obligations pursuant to the K2 Loan and Security Agreement. Also as mentioned above and in Note 12 “Stockholders’ Equity (Deficit)” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we raised approximately $20.0 million in gross proceeds (and $18.4 million in net proceeds) through the sale and issuance of shares of our common stock and July 2023 Pre-Funded Warrants in the first tranche of the July 2023 Private Placement. In addition, we received approximately $9.5 million in gross proceeds (and $8.8 million in net proceeds) through the sale and issuance of shares of our common stock, March 2024 Prefunded Warrants and March 2024 Common Warrants pursuant to the amended and restated second tranche terms of our July 2023 Purchase Agreement. Additionally, there can be no assurance as to whether the proceeds received from the initial tranche, the second tranche, and/or the proceeds from the exercise, if any, of the July 2023 Pre-Funded Warrants, the March 2024 Prefunded Warrants, and March 2024 Common Warrants will be sufficient for us to maintain compliance with the applicable listing criteria of the Nasdaq Capital Market or will be sufficient for us to continue as a going concern.

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

Cash Flows

Comparison of Three Months Ended March 31, 2024 and 2023

The table below summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(5,244)	$(19,361)
Net cash provided by investing activities	—	25,953
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$(5,244)	$6,592

The decrease in net cash used in operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to decreases in program related expenses and headcount.

The decrease in net cash provided by investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to changes of investment activity of marketable securities.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and had an accumulated deficit of $452.3 million as of March 31, 2024. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

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

Because of the numerous risks and uncertainties associated with the development of MT-6402, MT-8421, and MT-0169, and because the extent to which we may enter into collaborations with third parties for development of these ETB candidates is unknown, we are unable to estimate the amount of increased capital outlays and operating expenses associated with completing the research and development of our ETB candidates. Our future capital requirements for MT-6402, MT-8421, or MT-0169 will depend on many factors, including:

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

Going Concern

Management has identified certain conditions or events, which, when considered in the aggregate, raise substantial doubt as to our ability to continue as a going concern. We have not yet established an ongoing source of revenues sufficient to cover our operating and capital expenditure requirements and to cover any potential payments that may become due and payable pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. Based on our unrestricted cash and cash equivalents as of March 31, 2024 (approximately $6.8 million, which includes a portion of the proceeds of the recently completed second tranche closing of the July 2023 Purchase Agreement), we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2024.

Our financial statements are prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As noted above, we have not yet established an ongoing source of revenues sufficient to cover our operating costs or potential obligations pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. If we are unable to obtain additional funding on acceptable terms when and as needed, we may be forced to extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on March 29, 2024.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on March 29, 2024.

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1 “Organization and Summary of Significant Accounting Policies” to our unaudited condensed financial statements for the quarter ended March 31, 2024, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time may also significantly impair our business operations. Our business could be harmed by any of these risks. Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, before making any decision to purchase our common stock. If any of the possible AEs described below actually occurs, we may be unable to conduct our business as currently planned and our prospects, financial condition, operating results and cash flows could be materially harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage biopharmaceutical company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

●	We expect that we will need substantial additional funding. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or further reduce or scale back our operations. In these circumstances, investors may not receive full value, or any value, for their investment. We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.
●	If we fail to achieve the cost savings and benefits expected of the Restructuring and Reduction in Force, our business prospects and our financial condition may be adversely affected. Further, the Restructuring and Reduction in Force could result in disruptions to our business.
●	We have identified conditions and events that raise substantial doubt about our ability to obtain additional capital when and as needed to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.
●	We have certain obligations pursuant to the CVR Agreement, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations and the price and value of our common stock.

●	We may be unable to maintain compliance with the requirements of the Nasdaq Capital Market, which could cause our common stock to be delisted. A delisting of our common stock from the Nasdaq Capital Market could adversely affect our ability to raise additional capital through the public or private sale of equity securities and the ability of investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.
●	Shares of our common stock have likely experienced decreased liquidity as a result of the Reverse Stock Split. If we are unable to maintain a closing price of at least $1.00 per share, we may seek to complete an additional reverse stock split in an effort to maintain compliance with Nasdaq’s bid price rule. The ultimate effect of this additional reverse stock split on the market price of our common stock cannot be predicted with any certainty and shares of our common stock may again experience decreased liquidity.
●	Except for the first quarter of 2023 and the first quarter 2024, we have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never become profitable from the sale of commercialized product candidates.
●	Manufacturing difficulties, disruptions or delays could limit supply of our biologic candidates and adversely affect our clinical trials.
●	Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain or any of our biologic candidates.
●	The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as ETBs, is unproven and may never lead to marketable products.
●	We are heavily dependent on the success of our biologic candidates, the most advanced of which is in the early stages of clinical development. Our ETB therapeutic biologic candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. Some of our biologic candidates have produced results in preclinical settings to date and we cannot give any assurance that we will generate additional nonclinical and clinical data for any of our biologic candidates that are sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized. To date, no ETB products have been approved for marketing in the United States or elsewhere.
●	Our biologic candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our biologic candidates harms study subjects or is perceived to harm study subjects even when such harm is unrelated to our biologic candidates, we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

●	Even if we obtain regulatory approval for a product, we will remain subject to ongoing regulatory requirements. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.
●	Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.
●	Our ability to compete effectively may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future biologic candidates and related processes for our developmental pipeline.
●	We rely on third parties to conduct our clinical trials, manufacture our biologic candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines, or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our biologic candidates when expected or at all, and our business could be substantially harmed.
●	We face substantial competition, and our competitors may discover, develop or commercialize drugs faster or more successfully than we do.
●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.

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

To date, we have not generated any revenue from product sales to customers. We do not expect to receive any revenue from any ETB candidates that we develop, including MT-6402, MT-8421, and MT-0169, unless and until we obtain regulatory approval and commercialize such biologics. Unless and until we can generate a substantial amount of revenue from product sales, if ever, we expect to finance our operations and future cash needs through a combination of public or private equity offerings and debt financings or other sources, which may include collaborations with third parties. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

If we are unable to obtain additional funding on acceptable terms when and as needed, we may be forced to further reduce or scale back our operations, delay or discontinue one or more of our development programs or the commercialization of any biologic candidates, be unable to expand our operations or otherwise capitalize on potential business opportunities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment.

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

If we fail to achieve the cost savings and benefits expected of the Restructuring and Reduction in Force, our business prospects and our financial condition may be adversely affected. Further, the Restructuring and Reduction in Force could result in disruptions to our business.

The actual savings or benefits from the Restructuring and Reduction in Force may be less than expected or substantially less than expected. The restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from operations. Further, the Restructuring and Reduction in Force may result in unexpected expenses or liabilities and/or write-offs. If the Restructuring and Reduction in Force fails to achieve some or all of the expected cost-savings and benefits, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

We have identified conditions and events that raise substantial doubt about our ability to obtain additional capital when and as needed to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

We believe there is substantial doubt about our ability to obtain additional capital when and as needed to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. We have not yet established an ongoing source of revenues sufficient to cover our operating and capital expenditure requirements and to cover any potential payments that may become due and payable pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common and preferred stock, private placements of equity securities, a reverse merger, upfront and milestone payments received from its prior and current collaboration agreements, a debt financing facility, as well as funding from governmental bodies and bank and bridge loans. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. Based on our unrestricted cash and cash equivalents as of March 31, 2024 (approximately $6.8 million which includes a portion of the proceeds from the recently completed second tranche of the July 2023 Private Placement), we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2024.

If we are unable to obtain additional funding on acceptable terms when and as needed, we may be forced to further reduce or scale back our operations, delay or discontinue one or more of our development programs or the commercialization of any biologic candidates, be unable to expand our operations or otherwise capitalize on potential business opportunities, extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment.

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

For continued listing on the Nasdaq Capital Market, we must, among other requirements, have a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million, and maintain a price per share of at least $1.00. As of March 31, 2024, we were in compliance with these listing requirements. Should we become unable to remain in compliance with these requirements, our stock could become subject to delisting. If our common stock is ultimately delisted by the Nasdaq Stock Market LLC (“Nasdaq”), our common stock may be eligible to trade on the OTC Bulletin Board or another OTC market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

As previously disclosed and in connection with the deficiency and delisting notices received from Nasdaq on April 13, 2023, we presented our plan to the Panel to regain compliance with both the bid price and stockholders’ equity requirements as needed for continued listing on the Nasdaq Capital Market. We were granted an extension on May 8, 2023 to regain compliance with both requirements by August 28, 2023, subject to certain conditions as set forth by the Panel. On July 28, 2023 and regarding the stockholders’ equity requirement, we submitted an update to the Panel informing the Panel that we did meet an alternative continued listing standard, the market value of listed securities standard, which requires a company to have at least $35 million in market value of listed securities. On August 2, 2023, Nasdaq notified us that we had demonstrated compliance with this market value of listed securities standard but will be subject to a one-year monitoring period commencing on August 2, 2023. As of the date of this Quarterly Report on Form 10-Q, we currently qualify under the equity standard as we are reporting a stockholders’ equity in excess of $2.5 million for the quarter ended March 31, 2024. However, as of the date of this Quarterly Report on Form 10-Q, we no longer have at least $35 million in market value of listed securities and must therefore maintain at least $2.5 million in stockholders’ equity on a quarterly basis going forward to retain compliance. As of March 31, 2024, our reported stockholders’ equity was greater than $2.5 million. If, within this one-year monitoring period, the Nasdaq staff again finds that we are not in compliance with the market value of listed securities standard (or an alternative continued listing standard), the Nasdaq staff will issue a delisting determination letter without any grace period. We would then have the opportunity to respond and present to the Panel pursuant to applicable Nasdaq rules, following which, if our efforts are unsuccessful, our securities would be delisted from Nasdaq. A delisting for these reasons or any other reason could materially affect our ability to raise capital, adversely affect our business and the price of our common stock.

Shares of our common stock have likely experienced decreased liquidity as a result of the Reverse Stock Split. If we are unable to maintain a closing price of at least $1.00 per share, we may seek to complete an additional reverse stock split in an effort to maintain compliance with Nasdaq’s bid price rule.

On August 11, 2023, the Company effected a 1-for-15 reverse stock split (the “Reverse Stock Split”). The liquidity of our common stock was likely adversely affected by the Reverse Stock Split given the reduced number of shares of our common stock that were outstanding following the Reverse Stock Split. As a result of the lower number of shares outstanding following the Reverse Stock Split, the market for our common stock also likely became more volatile, which may lead or have led to reduced trading and a smaller number of market makers for our common stock. The Reverse Stock Split also increased the number of stockholders who owned “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who owned fewer than 100 shares of common stock following the Reverse Stock Split were likely required to pay higher transaction costs for sales of their common stock.

As noted above, we are required to maintain a closing price per share of at least $1.00 to maintain compliance with Nasdaq’s bid price rule. As of the date of this Quarterly Report on Form 10-Q, the reported closing price for shares of our common stock was in excess of $1.00. If the price of our common stock fails to close above a $1.00, for the requisite 30-day period prescribed by Nasdaq, we may seek approval from our stockholders to complete an additional reverse stock split in an effort to maintain or regain compliance with Nasdaq’s bid price rule. We may ultimately be unable to obtain this approval even if we chose to seek approval, and any approved and completed reverse stock split may not ultimately result in our regaining compliance with the bid price rule. Further, following any future reverse stock split, shares of our common stock may again experience decreased liquidity, difficulty with odd lot trading and other negative effects. If we were to complete an additional reverse stock split, there can be no assurance that our share prices will attract new investors, including institutional investors. In addition and if we complete an additional reverse stock split, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors, and the trading liquidity of our common stock may not improve.

Except for the first quarter of 2023 and the first quarter of 2024, we have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from commercial sales of any products, and we may never be able to develop or commercialize a biologic candidate. We have incurred net losses in each year since 2009, excluding the first quarter of 2023 and the first quarter of 2024. The net income attributable to common stockholders was $0.6 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $452.3 million.

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

Even if one or more of the biologic candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with launching and commercializing any approved biologic candidate. We also will have to further develop or acquire manufacturing capabilities or continue to contract with contract manufacturing organizations (“CMOs”), in order to continue development and potential commercialization of our biologic candidates. For instance, if our costs of manufacturing our biologic products are not commercially feasible, then we will need to develop or procure our drug products in a commercially feasible manner to successfully commercialize any future approved product, if any. Additionally, if we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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

In addition, as a biologic candidate manufacturer with one manufacturing facility, we are exposed to the following additional risks:

●	limited capacity of manufacturing facilities;
●	contamination of biologic candidates in the manufacturing process;
●	events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, inflation, natural disasters, acts of war, terrorism, such as the conflicts and recent events in Ukraine and the Middle East, or disease outbreaks;
●	labor strikes or shortages, work stoppages or boycotts, including the effects of health emergencies, epidemics, pandemics, or natural disasters;
●	failure to ensure compliance with regulatory requirements;
●	changes in forecasts of future demand;
●	timing and actual number of production runs and production success rates and yields;
●	contractual disputes with our suppliers and contract manufacturers;
●	timing and outcome of product quality testing;
●	power failures and/or other utility failures;
●	disruptions or restrictions on the ability of our personnel or our suppliers’ personnel to travel that could result in temporary closures of our facilities or the facilities of our suppliers;
●	breakdown, failure, substandard performance or improper installation or operation of equipment;
●	following Biologics License Application (“BLA”) approval, a change in the manufacturing site would require additional approval from the FDA, which could require new testing and compliance inspections, and we carry the risk of non-compliance with such inspections;
●	we may be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any; and

●	as a biologic candidate manufacturer, we are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other U.S. and corresponding foreign requirements, and we carry the risk of non-compliance with these regulations and standards.

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

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	potential delays in patient enrollment for our clinical trials due to competing trials (similar to the delays in enrollment we experienced in our discontinued trial for MT-0169 in multiple myeloma), public health emergencies or pandemics, natural disasters, labor strikes or shortages, work stoppages or boycotts, or other events, which may affect our ability to initiate and/or complete preclinical studies, conduct ongoing clinical trials, and delay or cancel initiation of planned and future clinical trials;
●	inability to generate satisfactory preclinical, toxicology or other in vivo or in vitro data or to develop diagnostics capable of supporting the initiation or continuation of clinical trials;
●	delays in reaching agreement on acceptable terms with CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	delays or failure in obtaining required an institutional review board approval at each clinical trial site;
●	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
●	delays in recruiting or failure to recruit sufficient eligible volunteers or subjects in our clinical trials;
●	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
●	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
●	subjects withdrawing from our clinical trials;
●	AEs or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold, such as the resolved clinical hold regarding MT-0169;
●	occurrence of AEs associated with our biologic candidates;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	the cost of clinical trials of our biologic candidates;
●	negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a biologic candidate; and
●	delays in reaching agreement on acceptable terms with third-party manufacturers or an inability to manufacture sufficient quantities of our biologic candidates for use in clinical trials.

Congress also recently amended the FDCA to require sponsors of a Phase III clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase III of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase III trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase III trial for our product candidates or what specific information FDA will expect in such plans. The FDA is expected to release guidance regarding this subject in the near term. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase III trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

We have concentrated our research and development efforts to date on a limited number of biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a biologic candidate. Our ETB candidate MT-6402 is currently being tested in a Phase I study in relapsed/refractory patients with PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. In addition, a Phase I study of our ETB candidate MT-8421 dosed its first patient in the fourth quarter of 2023. Despite the early signals of activity, we were not able to meet our enrollment goals after re-initiating MT-0169 Phase I study after the FDA’s partial clinical hold was lifted on May 31, 2023. We decided to discontinue the clinical study for relapse and/or refractory multiple myeloma and pursue alternative CD38+ hematological malignancies as a result of us not being able to meet our enrollment goals. Our enrollment for this study was impeded by the clinical hold previously imposed on MT-0169 and due to the effects of competing clinical trials. We are currently negotiating an investigator-sponsored trial (“IST”) for a Phase I study for MT-0169 at the 5 and 10 mcg/kg dose levels for CD38+ leukemia in mid-2024. There can be no assurances that we will successfully negotiate an IST for this Phase I study in CD38+ leukemia for MT-0169.

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

Government agencies’ adaptations in response to the COVID-19 pandemic could continue to have an impact on the timeline for review and approval of new marketing applications. For example, the FDA announced in July 2022 that remote regulatory assessments of facilities and other alternative approaches developed during the first two years of the COVID-19 pandemic would continue to be used by the agency in order to supplement its in-person inspection program. Subsequently, Congress endorsed the FDA’s approach to remote facility assessments via amendments made to the FDCA as part of the Consolidated Appropriations Act for 2023 and the agency has issued additional guidance for regulated industries regarding its use of these tools.

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

Identifying and enrolling patients to participate in clinical trials of our ETB biologic candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our biologic candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment, particularly due to public health emergencies or pandemics, natural disasters, acts of terror or war, staffing shortages, or otherwise. For instance, despite early signals of activity, we were not able to meet our enrollment goals after re-initiating a Phase I study of MT-0169 for relapsed and/or refractory multiple myeloma after the FDA lifted its partial clinical hold on May 31, 2023. The approval of two new therapies for relapsed and/or refractory multiple myeloma in August 2023 added to the enrollment challenges of the MT-0169 Phase I study for relapsed and/or refractory multiple myeloma. As a result, we decided to discontinue that Phase I study and pursue the development of MT-0169 for alternative CD38+ hematological malignancies.

The eligibility criteria of our other ongoing and planned clinical trials may further limit the available eligible trial participants, as we require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. We may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the biologic candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our biologic candidates may be delayed.

Any delays in the completion of, or termination of, any clinical trials of our biologic candidates have harmed and could continue to harm the commercial prospects of our biologic candidates, and delay or prevent or continue to delay or prevent our ability to generate product revenue from any of these biologic candidates. In addition, any delays in completing our clinical trials have and could continue to increase our overall costs, impair biologic candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences have harmed and could continue to harm our business, financial condition, and prospects significantly.

Our biologic candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

As previously disclosed, the recent clinical hold for MT-0169 was lifted in mid-2023. Undesirable side effects caused by our biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations, the AEs considered to be important or potential risks of MT-6402 and MT-8421 include, but are not limited to, cytokine release syndrome (“CRS”), infusion-related reactions (“IRR”), immune-related adverse reactions, and cardiovascular toxicity. The AE’s considered to be important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, thrombotic microangiopathy (“TMA”) with glomerular endothelial cell swelling/injury and increased risk of infections.

In addition to the side effects that are known to be associated with our pipeline candidates, continued clinical trials could reveal higher incidence of side effects or AEs, previously unknown side effects, or side effects having greater severity, which could each or all lead to delays in our clinical programs or discontinuation of our trials. Though the clinical hold for MT-0169 was lifted on May 31, 2023, regulatory authorities may again suspend or terminate a clinical trial of any of our product candidates due to a number of factors. Such factors include, among other things, failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in cited deficiencies, study subject safety or informed consent concerns, observations of adverse effects or events, including in potential ongoing animal studies with a candidate, observations of severe AEs including death, failure to demonstrate a benefit from using a drug, or changes in governmental regulations or other administrative actions. The occurrence of adverse side effects could jeopardize or preclude our ability to develop, obtain or maintain marketing approval for, or successfully commercialize, market and sell any or all of our product candidates for one or more indications. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical trials of our biologic candidates for current and other indications. There can be no assurance that other study subjects treated with MT-6402, MT-8421, MT-0169, or any other of our biologic candidates, will not experience CLS or other future serious side effects and there can be no assurance that the FDA, EMA or comparable regulatory authorities in other jurisdictions will not place additional clinical holds on our current or future clinical trials, the result of which could delay or prevent us from obtaining regulatory approval for any or all ETB product candidates.

Even if approved in the future, MT-6402, MT-8421, MT-0169, or any other of our biologic candidates may carry boxed warnings or other warnings and precautions in its authorized product labeling. Undesirable side effects and negative results for any of our biologic candidates may negatively impact the development and potential for approval of our biologic candidates for their proposed indications.

Additionally, even if one or more of our biologic candidates receives marketing approval, if we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such products;
●	regulatory authorities may require additional warnings or new contraindications to be added to the product labeling;

●	we may be required to create a Risk Evaluation and Mitigation Strategy (“REMS”) plan, which could include a medication guide for patients outlining the risks of such side effects, a communication plan for healthcare providers, and/or other elements to assure safe use;
●	we may be required to change the way such products are distributed or administered, or change the labeling of the products in sections outside of the warnings, precautions, and contraindications sections;
●	we may be subject to regulatory investigations and government enforcement actions;
●	the FDA or a comparable foreign regulatory authority may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the products;
●	we may decide to recall such products from the marketplace; and
●	our reputation may suffer.

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

ETB therapy remains a novel technology, with no ETB therapy product approved to date in the United States or elsewhere worldwide. Public perception may be influenced by claims that ETB therapy is unsafe, and ETB therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of the diseases targeted by our biologic candidates prescribing treatments that involve the use of one or more of our approved biologic candidates in lieu of, or in addition to, existing treatments with which they may be familiar and for which more clinical data may be available. More restrictive government regulations or negative public opinion regarding ETB-based biologic candidates could have an adverse effect on our business, financial condition or results of operations and may delay or impair the development and commercialization of our biologic candidates or demand for any products we may develop. Serious adverse events (“SAEs”) in ETB clinical trials for our own or our competitors’ products, even if not ultimately attributable to the relevant biologic candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our biologic candidates, stricter labeling requirements for those biologic candidates that are approved and a decrease in demand for any such biologic candidates.

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. For example, we depend on the availability of non-human primates (“NHP”) to conduct certain preclinical studies that we intend to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. This has caused the cost of obtaining NHPs for our preclinical studies to increase dramatically and, if the shortage continues, could also result in delays to our development timelines. Failure can occur at any time during the clinical development process. Clinical trials may produce negative or inconclusive results, and we or any current or future collaboration partners may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our biologic candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. The results of preclinical studies and early clinical trials of our biologic candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Biologic candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks or failure in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of subjects in limited numbers of clinical trial sites for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks or failure in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. In particular, no ETB-based product candidates have been approved or commercialized in any jurisdiction, and the outcome of our preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

From time to time, we publish or report interim or preliminary data from our clinical trials and have and may again report unconfirmed responses included in this data. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Unconfirmed responses are often not ultimately confirmed. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

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

The use or misuse of our biologic candidates in clinical trials and the sale of any products for which we may obtain marketing approval exposes us to the risk of potential product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our biologic candidates and approved products, if any. There is a risk that our biologic candidates may again induce AEs or SAEs. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs.

As noted above, some of our ETB product candidates have shown in clinical trials to induce AEs.

There is a risk that our future biologic candidates may induce similar or more severe AEs. Patients with the diseases targeted by our biologic candidates may already be in severe or advanced stages of disease and have both known and unknown significant preexisting and potentially life-threatening health risks. During the course of treatment, subjects may suffer AEs, including death, for reasons that may be related to our biologic candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured subjects, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which an AE is unrelated to our biologic candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may again delay our regulatory approval process or impact and limit the type of regulatory approvals our biologic candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

Any regulatory approvals that we receive for our biologic candidates may be subject to limitations on the approved indicated uses for which the biologic candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the biologic candidate. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves any of our biologic candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a biologic candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

In addition, later discovery of previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or failure to comply with applicable regulatory requirements may result in a variety of risks. For example, a regulatory agency or enforcement authority may, among other things:

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

Any government investigation of alleged violations of law would require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and our operating results would be adversely affected. In addition, regulatory authorities’ policies (such as those of the FDA or EMA) may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our biologic candidates. For example, in April 2023 the European Commission issued a proposal to revise and replace the existing general pharmaceutical legislation, which was supported in large part by the European Parliament in April 2024. Additional procedural steps remain in the European legislative process and the proposed legislation is not expected to be adopted until at least 2026. If adopted and implemented as currently proposed, however, these legislative revisions will significantly change several aspects of drug development and approval in the EU.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new legal requirements or policies, or if we are otherwise not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been or are expected to be subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned. For example, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs or biological products covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (“CMS”) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and those negotiations are currently ongoing. However, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. As of April 2024, several of those lawsuits have been dismissed, although others remain ongoing.

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

There also are a number of state and local legislative and regulatory efforts related to biologic pricing, including biologic price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that has led to further and more aggressive efforts by states in this area. Further, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts similarly remain uncertain pending the outcomes of several state and federal lawsuits challenging the states’ authority to regulate prescription drug payment limits.

The FTC in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements, and Congress has been actively convening hearings and considering legislation related to PBM practices. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical product developers like us. For example, during the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; and promoting transparency. Further, in September 2023, the FTC issued a policy statement articulating its view that certain “improper” patent listings by drug developers in FDA’s Orange Book represent an unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by publicly calling out over 100 “improper” patent listings made by ten large pharmaceutical companies and initiating an FDA administrative process with respect to those patents. It remains to be seen whether the FTC, other governmental agencies, pharmaceutical manufacturers, or other stakeholders continue to prioritize the policy issue of “improper” patent listings and whether significant litigation will develop in this area. Accordingly, regulatory and government interest in biopharmaceutical industry business practices continues to expand and pose a risk of uncertainty.

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

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase order or recommendation of a good or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the U.S. False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; actions may be brought by the government or a whistleblower and may include an assertion that a claim for payment by federal health care programs for items and services which results from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers;
●	the Physician Payments Sunshine Act, enacted as part of the ACA, which requires among other things, manufacturers of drugs, devices, biologics and medical supplies that are reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain advanced non-physician health care practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, as well as physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;
●	analogous state and foreign laws that require pharmaceutical companies to track, report and disclose to the government and/or the public information related to payments, gifts, and other transfers of value or remuneration to physicians and other health care providers, marketing activities or expenditures, or product pricing or transparency information, or that require pharmaceutical companies to implement compliance programs that meet certain standards or to restrict or limit interactions between pharmaceutical manufacturers and members of the health care industry;

●	the U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal health care programs;
●	HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of protected health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
●	state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways or conflict with each other and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches), federal and state consumer protection and employment laws, HIPAA and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number and may change frequently and sometimes conflict. The European Union’s omnibus data protection law, the General Data Protection Regulation (“GDPR”) took effect on May 25, 2018. The GDPR imposes numerous requirements on entities that process personal data, including clinical trial data, in the context of an establishment in the European Economic Area (“EEA”) or that process the personal data, including clinical trial data, of data subjects who are located in the EEA. These requirements include, for example, providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these or any data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). We must continually monitor for compliance with all relevant EU member states’ laws and regulations, including where permitted derogations from the GDPR are introduced. The United Kingdom has incorporated the GDPR into its Data Protection Act 2018, and substantially equivalent requirements and penalties apply in the United Kingdom.

EU laws on data export are also evolving. The GDPR only permits exports of data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses or certification under the recently-adopted Data Privacy Framework). On July 16, 2020, the Court of Justice of the European Union issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision invalidated certain data transfer mechanisms as between the European Union member states and the United States. On July 10, 2023, the European Commission adopted an adequacy decision for a new EU to U.S data transfer mechanism, the EU-U.S Data Privacy Framework, intended to facilitate the transfer of personal data from the European Union to the United States. The EU-U.S Data Privacy Framework takes into account the Schrems II decision and heightened the burden on data importers to assess U.S. national security laws on their business, and future actions of European Union data protection authorities are difficult to predict. While the newly-adopted EU-U.S. Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required following Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

HIPAA establishes a set of national privacy and security standards for the protection of protected health information (“PHI”) by health plans, health care clearinghouses and health care providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we are indirectly impacted by HIPAA because HIPAA regulates the ability of clinical investigators and other health care providers to share PHI with us. Serious failure to receive this information properly could subject us or our health care provider collaborators to HIPAA’s criminal penalties, which may include fines up to $250,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In addition, to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act (“CCMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CCMIA, California also enacted the California Consumer Privacy Act of 2018 (“CCPA”) which became effective January 1, 2020. The CCPA, among other things, creates data privacy obligations for covered businesses, and provides privacy rights for California residents, including the right to opt out of certain disclosures of their information. It increases the privacy and security obligations of entities handling personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, fueling an increase of data breach litigation. Although the law includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CCMIA, it may regulate or impact our processing of personal information depending on the context.

Further, the California Privacy Rights Act (“CPRA”) went into effect on January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency authorized to issue substantive regulations. The CPRA also extends the provisions of both the CCPA and the CPRA to the personal information of California-based employees. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration. While certain clinical trial activities are exempt from some state privacy law requirements, other personal data that we handle may be subject to these various laws, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

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

It is also possible that we have failed to identify relevant third-party patents or applications. For example, patent applications filed before November 29, 2000 and patent applications filed after that date, but that will not be filed outside the United States, may remain confidential until the patent applications issue as patents. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to biologic candidates and technologies with certainty. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future biologic candidate, or we may incorrectly conclude that a patent office or court would determine that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to specified limitations, be later amended in a manner that could cover our technologies, our biologic candidates or the use of our biologic candidates.

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

For example, we have previously collaborated, and may collaborate in the future, with federal, state or international academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions grant the rights to the collaborator and retain a non-commercial license to all rights as well as retain march-in rights in the situation that the collaborator fails to exercise or commercialize certain covered technologies. In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit and “march-in rights” may be available under certain circumstances. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants” if it determines that (1) adequate steps have not been taken to commercialize the invention and achieve practical application of the government-funded technology, (2) government action is necessary to meet public health or safety needs, (3) government action is necessary to meet requirements for public use under federal regulations or (4) we fail to meet requirements of federal regulations. Regardless of such initial rights, we may be unable to exercise or commercialize certain funded technologies thereby triggering march-in rights of the funding institution or federal government. If we are unable to do so, the institution or government may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

There can be no assurance that we will be successful at establishing collaborative arrangements on acceptable terms or at all, that collaborative partners will not terminate funding before the completion of projects, that our collaborative arrangements will result in successful product commercialization, or that we will derive any revenues from such arrangements. For instance, in March 2024, Bristol-Myers Squibb notified the Company on March 13, 2024 that it does not intend to continue the research collaboration it entered into with the Company pursuant to the BMS Collaboration Agreement and would be terminating the BMS Collaboration Agreement in its entirety. The termination will be effective on June 13, 2024, or 90 days following the Company’s receipt of Bristol-Myers Squibb’s written notice of termination. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Additionally, the negotiation, documentation and implementation of collaborative arrangements are complex and time-consuming. Our discussions with potential collaborators may not lead to new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property rights.

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

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their biologic candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. In addition, third-party payors, including governmental and private insurers, also may encourage the use of generic products. For example, if MT-6402, MT-8421, or MT-0169 is ultimately approved, it may be priced at a significant premium over other competitive products. This may make it difficult for, MT-6402, MT-8421, MT-0169, or any other of our future drugs or biologics to compete with these products. Failure of MT-6402, MT-8421, MT-0169 or any other of our biologic candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2024, a total of 5,374,268 shares of our common stock were outstanding. On March 29, 2024, the Company filed with the SEC a registration statement on Form S-8 (File No. 333-278379) registering an aggregate of 214,970 shares of common stock reserved for issuance under the Company’s 2018 Equity Incentive Plan, as amended. Shares registered under the registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options. On April 25, 2024, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-278932) registering for resale up to 11,010,513 shares of our common stock, which consist of 1,209,612 shares of our common stock, 2,460,559 shares of our common stock issuable upon the exercise of the March 2024 Prefunded Warrants, and 7,340,342 shares of our common stock issuable upon the exercise of the March 2024 Warrants. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. Further, our stockholders will experience additional dilution when and if shares of common stock (or securities exercisable or convertible into shares of common stock) are issued by us, including when we issue securities pursuant to the CVR Agreement or any of our recently issued warrants to purchase shares of our common stock, and these issuances (or the belief that these issuances may occur) may adversely affect the price of our common stock.

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

As of March 31, 2024, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 61% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

As of March 31, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Sub-Sublease with TracerDx

On May 12, 2024, the Company entered into a sub-sublease agreement (the “Sub-Sublease”) with TracerDx (“Sub-Subtenant”) for approximately 3,137 square feet of office space located at 9301 Amberglen Blvd., Suite 100, Austin, TX 78729, that is the subject of a sublease agreement by and between New York University (“Sublandlord”) and the Company, as amended and currently in effect. The term of the Sub-Sublease will commence on the date the Company delivers subleased premises (following certain consents being obtained) and will expire on October 29, 2025. The initial base rent is $204,000 per annum (i.e., $17,000 per month). The Sub-Sublease is subject to and conditioned upon the consent and waiver of Sublandlord and 180 Varick LLC, as master lessor pursuant to a lease agreement, dated as of October 13, 2010, as amended, with Sublandlord. If such consents and waiver are not obtained within 60 days after May 12, 2024, the Company may terminate the Sub-Sublease and the Company would be obligated to refund to Sub-Subtenant all amounts paid by Sub-Subtenant as of the date of such termination. The Sub-Sublease contains customary default provisions allowing the Company to terminate the Sub-Sublease if Sub-Subtenant fails to cure a breach of any of its obligations within specified time periods.

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

4.1	Form of Prefunded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 28, 2024).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 28, 2024).

10.1˄

Amended and Restated Securities Purchase Agreement dated March 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32979) filed on March 28, 2024).

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

Molecular Templates, Inc.

Date: May 15, 2024	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: May 15, 2024	/s/ Jason S. Kim
Jason S. Kim
Chief Financial Officer