Form 10-Q
period 2024-06-30
Molecular Templates, Inc.
filed 2024-08-14
CIK 1183765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On August 9, 2024, there were 6,583,880 shares of common stock, par value $0.001 per share, of Molecular Templates, Inc. outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements, other than statements of historical facts contained herein, regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business strategies, including our ability to pursue development pathways and regulatory strategies for MT-6402, MT-8421, MT-0169 and other engineered toxin body (“ETB”) biologic candidates;
●	our utilization of a de-immunized ETB scaffold that has been designed to reduce or eliminate the propensity for innate immunity, including capillary leak syndrome (“CLS”), via de-immunization of the Shiga-like Toxin A subunit (“SLTA”) as well as chemistry, manufacturing, and controls improvements;
●	the timing and our ability to advance the development of our biologic candidates;
●	our plans to pursue discussions with regulatory authorities, and the anticipated timing, scope and outcome of related regulatory actions or guidance;
●	our ability to establish and maintain potential new partnering or collaboration arrangements for the development and commercialization of ETB biologic candidates;
●	our ability to obtain the benefits we anticipate from partnering, collaboration, or supply agreements that we may enter into;
●	our financial condition, including our ability to obtain the funding necessary to advance the development of our biologic candidates, and our ability to continue as a going concern;
●	our ability to comply with the terms of our Contingent Value Rights Agreement pursuant to which our obligations are secured, subject certain limited exceptions, by substantially all of our assets;
●	our ability to maintain the listing of shares of our common stock on the Nasdaq Capital Market;
●	the anticipated progress of our biologic candidate development programs, including whether our ongoing and potential future clinical trials will achieve clinically relevant results;
●	our ability to generate data and conduct analyses to support the regulatory approval of our biologic candidates;
●	our ability to establish and maintain intellectual property rights for our biologic candidates;
●	whether any biologic candidates that we are able to commercialize are safer or more effective than other marketed products, treatments or therapies;
●	our ability to discover and develop additional biologic candidates suitable for clinical testing;
●	our ability to identify, in-license or otherwise acquire additional drug or biologic candidates and development programs;
●	our anticipated research and development activities and projected expenditures;
●	our ability to complete preclinical and clinical testing successfully for new drug or biologic candidates that we may develop or license;

●	our ability to have manufactured active pharmaceutical ingredient and biologic product that meet required release and stability specifications;
●	our ability to have manufactured sufficient supplies of drug product for clinical testing and commercialization;
●	our ability to obtain licenses to any necessary third-party intellectual property;
●	our anticipated use of proceeds from any financing activities;
●	potential uncertainty regarding the outcome of our exploration of strategic alternatives, and the impacts that it may have on our business;
●	the expected cost savings from our strategic restructurings, including the reduction in force we completed in April 2024;
●	the extent to which global economic and political developments, including the indirect and/or long-term impact of inflation, will affect our business operations, clinical trials, or financial condition;
●	the impact of laws and regulations;
●	our projected financial performance;
●	the sufficiency of our cash resources and any estimates about the sufficiency of our cash resources; and
●	other risks and uncertainties, including those listed under Part II, Item 1A, “Risk Factors.”

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

Molecular Templates, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Molecular Templates, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,657	$11,523
Prepaid expenses	787	2,195
Grants revenue receivable	795	250
Other current assets	777	2,804
Total current assets	12,016	16,772
Operating lease right-of-use assets	8,124	9,161
Property and equipment, net	5,238	7,393
Other assets	1,319	2,057
Total assets	$26,697	$35,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,773	$1,523
Accrued liabilities	2,270	4,279
Deferred revenue, current	—	9,031
Other current liabilities	2,637	2,488
Total current liabilities	7,680	17,321
Operating lease liabilities, long term portion	8,390	9,742
Contingent value right liability	2,051	2,702
Other liabilities	1,465	1,406
Total liabilities	19,586	31,171
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.001 par value per share:
Authorized: 2,000,000 shares as of June 30, 2024 and December 31, 2023; Issued and outstanding: 250 shares as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share:
Authorized: 150,000,000 shares as of June 30, 2024 and December 31, 2023; Issued and outstanding: 6,583,880 and 5,374,268 shares as of June 30, 2024 and December 31, 2023, respectively	7	5
Additional paid-in capital	467,521	457,099
Accumulated deficit	(460,417)	(452,892)
Total stockholders’ equity	7,111	4,212
Total liabilities and stockholders’ equity	$26,697	$35,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development revenue	$189	$6,627	$11,113	$40,254
Grant revenue	383	238	545	3,240
Total revenue	572	6,865	11,658	43,494
Operating expenses:
Research and development	5,402	13,413	12,807	32,455
General and administrative	3,466	5,195	7,197	10,997
Total operating expenses	8,868	18,608	20,004	43,452
Income/(loss) from operations	(8,296)	(11,743)	(8,346)	42
Interest and other income, net	130	365	239	820
Interest and other expense, net	(38)	(1,189)	(69)	(2,584)
Gain on extinguishment of debt	—	1,795	—	1,795
Change in valuation of contingent value right (Note 4)	107	303	651	303
Loss on disposal of property and equipment	—	(399)	—	(399)
Net loss attributable to common stockholders	$(8,097)	$(10,868)	$(7,525)	$(23)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.23)	$(2.89)	$(1.26)	$(0.01)
Weighted average number of shares used in net loss per share calculations:
Basic and diluted	6,557,295	3,756,711	5,965,781	3,756,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(8,097)	$(10,868)	$(7,525)	$(23)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	67
Comprehensive income/(loss)	$(8,097)	$(10,868)	$(7,525)	$44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOLECULAR TEMPLATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Stockholders' Equity (Deficit), beginning balances	$5,870	$(1,910)	$4,212	$(15,132)

Common Stock (shares):[1]
Beginning balance	5,374,268	3,756,711	5,374,268	3,756,711
Issuance of common stock pursuant to private placement	1,209,612	—	1,209,612	—
Ending balance	6,583,880	3,756,711	6,583,880	3,756,711

Common Stock (amount):[1]
Beginning balance	$5	$4	$5	$4
Issuance of common stock pursuant to private placement	2	—	2	—
Ending balance	7	4	7	4

Additional Paid-In Capital:[1]
Beginning balance	458,185	432,008	457,099	429,698
Issuance of common stock and prefunded warrants pursuant to private placement, net of issuance costs	8,614	—	8,614	—
Stock-based compensation	722	1,784	1,808	4,094
Issuance of warrants	—	2,316	—	2,316
Ending balance	467,521	436,108	467,521	436,108

Accumulated Other Comprehensive Income/(Loss):
Beginning balance	—	1	—	(66)
Other comprehensive income/(loss)	—	—	—	67
Ending balance	—	1	—	1

Accumulated deficit:
Beginning balance	(452,320)	(433,923)	(452,892)	(444,768)
Net loss	(8,097)	(10,868)	(7,525)	(23)
Ending balance	(460,417)	(444,791)	(460,417)	(444,791)

Total Stockholders' Equity (Deficit)	$7,111	$(8,678)	$7,111	$(8,678)

1. Prior period amounts have been retrospectively adjusted for the 1-for-15 reverse stock split that was effective August 11, 2023 (see Note 1).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,525)	$(23)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	2,168	3,940
Stock-based compensation expense	1,808	4,094
Interest accrued on long-term debt	—	(376)
Amortization of debt discount and accretion related to debt	—	393
Gain on extinguishment of debt	—	(1,795)
Accretion of asset retirement obligations	59	54
Loss on disposal of property and equipment	—	399
Change in valuation of contingent value right	(651)	(303)
Changes in operating assets and liabilities:
Prepaid expenses	1,408	(428)
Grants revenue receivable	(545)	(274)
Other assets	2,131	998
Operating lease right-of-use assets and liabilities	(166)	(66)
Accounts payable	1,250	4,165
Accrued liabilities	(2,009)	(4,728)
Deferred revenue	(9,031)	(35,049)
Net cash used in operating activities	(11,103)	(28,999)
Cash flows from investing activities:
Purchases of property and equipment	—	(200)
Proceeds from sale of equipment	—	251
Purchase of marketable securities	—	(2,364)
Sales of marketable securities	—	31,400
Net cash provided by investing activities	—	29,087
Cash flows from financing activities:
Proceeds from issuance of common stock and prefunded warrants, net offering expenses	8,616	—
Repayment of long-term debt	—	(27,500)
Net cash provided by/(used in) financing activities	8,616	(27,500)
Net decrease in cash, cash equivalents, and restricted cash	(2,487)	(27,412)
Cash, cash equivalents and restricted cash, beginning of period	12,838	34,679
Cash, cash equivalents and restricted cash, end of period	$10,351	$7,267
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$9,657	$4,952
Restricted cash included in other assets	694	2,315
Total cash, cash equivalents and restricted cash	$10,351	$7,267
Supplemental Cash Flow Information
Cash paid for interest	$—	$2,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Molecular Templates, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Molecular Templates, Inc. (the “Company”) is a clinical-stage biopharmaceutical company formed in 2001, with a biologic therapeutic platform for the development of novel targeted therapeutics for cancer and immune-mediated diseases, headquartered in Austin, Texas. The Company’s focus is on the research and development of therapeutic compounds for a variety of cancers. The Company operates its business as a single segment, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”).

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

As of June 30, 2024, the Company had an accumulated deficit of $460.4 million and had unrestricted cash and cash equivalents of $9.7 million. Based on the Company’s unrestricted cash and cash equivalents as of June 30, 2024, management anticipates that the Company will be able to fund its planned operating expenses and capital expenditure requirements into the fourth quarter of 2024. The Company has not yet established an ongoing source of revenues sufficient to cover its operating and cash expenditure requirements or to cover any potential payments that may become due and payable pursuant to the CVR Agreement as described in Note 7 “Borrowing Arrangements and Debt Extinguishment” to provide sufficient certainty that it will continue as a going concern. For these reasons, there is substantial doubt about the Company’s ability to continue as a going concern as of the issuance of these financial statements.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies disclosed in Note 1 “Organization and Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash and Cash Equivalents

The Company considers temporary investments having original maturities of three months or less from date of purchase to be cash equivalents. Restricted cash is recorded in other assets, based on when the restrictions expire. Other assets include $0.7 million and $1.3 million of restricted cash as of June 30, 2024 and December 31, 2023, respectively, related to letters of credit in lieu of a cash deposit for the Company’s leases.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. As of June 30, 2024, the Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Bristol-Myers Squibb Company (“Bristol-Myers Squibb”). Bristol-Myers Squibb accounted for approximately 33% and 97% of total revenues for the three months ended June 30, 2024 and 2023, respectively, and approximately 95% and 93% of total revenues for the six months ended June 30, 2024 and 2023, respectively.

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

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period utilizing the two-class method. Preferred stockholders participate equally with common stockholders in earnings, but do not participate in losses, and are excluded from the basic net income calculation. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding stock options, warrants and convertible preferred stock. More specifically, for the three and six months ended June 30, 2024 and 2023, stock options, warrants, common shares convertible pursuant to the Conversion Right, as defined in the CVR Agreement and described in Note 4 “Fair Value Measurements,” and, if converted, preferred stock totaling approximately 12,342,000 and 1,329,000 shares of the Company’s common stock, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

NOTE 3 — RESEARCH AND DEVELOPMENT AGREEMENTS

Bristol-Myers Squibb Collaboration Agreement

In February 2021, the Company entered into a Collaboration Agreement, as amended (the “BMS Collaboration Agreement”), with Bristol-Myers Squibb to perform strategic research collaboration leveraging the Company’s engineered toxin body (“ETB”) technology platform to discover and develop novel products containing ETBs directed to multiple targets. On March 13, 2024, Bristol-Myers Squibb notified the Company that it did not intend to continue the research collaboration it entered into with the Company pursuant to the BMS Collaboration Agreement and would be terminating the BMS Collaboration Agreement in its entirety. The termination was effective on June 13, 2024, or 90 days following the Company’s receipt of Bristol-Myers Squibb’s written notice of termination.

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

Unless earlier terminated, the BMS Collaboration Agreement would have expired (i) on a country-by-country basis and licensed product-by-licensed product basis, on the date of expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to such licensed product in such country and (ii) in its entirety upon the earlier of (a) the expiration of the royalty payment obligations under the BMS Collaboration Agreement with respect to all licensed products in all countries or (b) upon Bristol-Myers Squibb’s decision not to exercise any option on or prior to the applicable option deadlines. Bristol-Myers Squibb had the right to terminate the

BMS Collaboration Agreement for convenience upon prior written notice to the Company. Either party had the right to terminate the BMS Collaboration Agreement (a) for the insolvency of the other party or (b) subject to specified cure periods, in the event of the other party’s uncured material breach. The Company had the right upon prior written notice to terminate the BMS Collaboration Agreement in the event that Bristol-Myers Squibb or any of its affiliates asserted a challenge against the Company’s patents.

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

For the three months ended June 30, 2024 and 2023, the Company recognized $0.2 million and $6.6 million, respectively, of research and development revenue related to the BMS Collaboration Agreement. For the six months ended June 30, 2024 and 2023, the Company recognized $11.1 million and $40.3 million, respectively, of research and development revenue related to BMS Collaboration Agreement, which was primarily related to the completion of the research program for several of the collaboration’s targets and the completion of the related performance obligation by the Company under the BMS Collaboration Agreement.

The Company had zero and $9.0 million of deferred revenue, current, as of June 30, 2024 and December 31, 2023, respectively, related to the BMS Collaboration Agreement.

Grant Agreements

In September 2018, the Company entered into a Cancer Research Agreement (the “CD38 CPRIT Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”) which was extended in September 2022 and further extended in September 2023, under which CPRIT awarded a $15.2 million product development grant to fund research of a cancer therapy involving a CD38 targeting ETB. As of June 30, 2024, the Company has cumulatively recognized $14.6 million of grant revenue related to the CD38 CPRIT Agreement. Pursuant to the CD38 CPRIT Agreement, the Company may also use such funds to develop a replacement CD38 targeting ETB, with or without a partner.

For the three months ended June 30, 2024 and 2023, the Company recognized grant revenue under this award of $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized grant revenue under this award of $0.5 million and $3.2 million, respectively. Qualified expenditures submitted for reimbursement in excess of amounts received are recorded as receivables in grant revenue receivable. As of June 30, 2024 and December 31, 2023, the Company recorded grant revenue receivable of $0.8 million and $0.3 million, respectively. As of both June 30, 2024 and December 31, 2023, the Company recorded no deferred revenue related to CD38 CPRIT Agreement.

NOTE 4 — FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets (cash equivalents) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	June 30, 2024	Level 1	Level 2	Level 3
Money market funds	$9,173	$9,173	$—	$—
Total	$9,173	$9,173	$—	$—
Amounts included in:
Cash and cash equivalents	$9,173
Total cash equivalents	$9,173

		Basis of Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Money market funds	$11,395	$11,395	$—	$—
Total	$11,395	$11,395	$—	$—
Amounts included in:
Cash and cash equivalents	$11,395
Total cash equivalents	$11,395

The Company invests in highly-liquid, investment-grade securities. The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2024
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds	$9,173	$—	$—	$9,173

	December 31, 2023
	Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents - money market funds	$11,395	$—	$—	$11,395

As of both June 30, 2024 and December 31, 2023, all of the Company’s available-for-sale investments were due in one year or less.

The Company received no proceeds from the sale of available-for-sale securities for the three and six months ended June 30, 2024 and 2023, and no realized gain for the three and six months ended June 30, 2024 and 2023.

Contingent Value Right and Common Stock Warrant Valuation

On June 16, 2023, the Company entered into a Convertible Secured Contingent Value Right Agreement (the “CVR Agreement”) with K2 HealthVentures LLC (“K2HV”), as further described in Note 7 “Borrowing Arrangements and Debt Extinguishment.” ASC 815 “Derivatives and Hedging” requires the Conversion Right, as defined in the CVR Agreement, and Contingent Value Right, as defined in the CVR Agreement, to be accounted for as liabilities and changes to their fair value recognized in the condensed consolidated statement of operations. The Conversion Right and Contingent Value Right liability will be remeasured each reporting period. The Company utilized a probability weighted expected return method to value the Conversion Right and Contingent Value Right liability (collectively, the “CVR”). The CVR was split into two components: (a) the Conversion Right of the holder to convert $3.0 million of the Remaining Value, as defined below, into shares and (b) the Contingent Value Right liability, as defined in the CVR Agreement. Various payoff scenarios were projected and weighted to determine the payoff of the CVR. Within each scenario, the stock price at each event was forecasted to determine if K2VH would convert $3.0 million of the Remaining Value into shares of the Company’s common stock. If K2HV elected to convert any amount up to $3.0 million into shares of the Company’s common stock, then the value of the Conversion Right was the expected stock price times the number of conversion shares; otherwise, the value was determined to be zero. The Contingent Value Right liability component was calculated as the Remaining Value less $3.0 million conversion amount if converted at the time of the event, discounted back to present value. As of June 16, 2023, the value of the Conversion Right and Contingent Value Right liability were calculated within each scenario and probability weighted to derive the total fair value of the Conversion Right and the Contingent Value Right liability was $3.3 million and $1.9 million, respectively. As of June 30, 2024, the fair value of the Conversion Right and the Contingent Value Right liability was $0.6 million and $1.5 million, respectively. As of December 31, 2023, the fair value of the Conversion Right and the Contingent Value Right liability was $1.5 million and $1.2 million, respectively. For the three months ended June 30, 2024 and 2023, the total change in fair value of the Conversion Value Right and the Contingent Value Right liability was $0.1 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, the total change in fair value of the Conversion Value Right and the Contingent Value Right liability was $0.7 million and $0.3 million, respectively.

The following table sets forth the Company’s financial liabilities (convertible secured contingent value right) at fair value on a recurring basis (in thousands):

		Basis of Fair Value Measurements
	June 30, 2024	Level 1	Level 2	Level 3
Conversion right and contingent value right	$2,051	$—	$—	$2,051
Total	$2,051	$—	$—	$2,051

		Basis of Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Conversion right and contingent value right	$2,702	$—	$—	$2,702
Total	$2,702	$—	$—	$2,702

The following table is a reconciliation of the change in fair value of the Conversion Right and Contingent Value Right liability for the six months ended June 30, 2024 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Conversion right and contingent value right liability
Balance as of December 31, 2023	$2,702
Change in valuation included in net income	(651)
Balance as of June 30, 2024	$2,051

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

June 16, 2023
Risk-free interest rate	3.77%
Expected term (in years)	10.0
Dividend yield	—
Volatility	80.00%
Stock price	$0.53

On June 16, 2023, the Company determined the fair value of the warrants to be $2.3 million and classified that amount to additional paid in capital.

NOTE 5 — BALANCE SHEET COMPONENTS

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued liabilities:
General and administrative	$200	$225
Clinical trial related costs	1,905	3,574
Non-clinical research and manufacturing operations	118	404
Payroll related	43	60
Other accrued expenses	4	16
Total Accrued liabilities	$2,270	$4,279

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$20,695	$20,695
Leasehold improvements	12,974	12,974
Furniture and fixtures	518	518
Computer and equipment	254	254
	34,441	34,441
Less: Accumulated depreciation	(29,203)	(27,048)
Total property and equipment, net	$5,238	$7,393

Depreciation expense was $1.0 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $2.2 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the Company had net Asset Retirement Obligation (“ARO”) assets totaling $0.2 million and $0.2 million, respectively. The ARO assets are included in leasehold improvements.

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

Sub-Sublease with TracerDx

On May 12, 2024, the Company entered into a sub-sublease agreement (the “Sub-Sublease”) with TracerDx, as sub-tenant, for approximately 3,137 square feet of office space located at 180 Varick Street, 8th Floor, New York, NY

10014, that is the subject of a sublease agreement by and between New York University and the Company, as amended and currently in effect. The term of the Sub-Sublease commenced on July 1, 2024 and will expire on October 29, 2025. The initial base rent is $204,000 per annum (paid monthly).

The following table summarizes the components of lease expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating leases
Operating lease expense	$728	$727	$1,457	$1,454
Variable lease expense	84	142	229	245
Total operating lease expense	$812	$869	$1,686	$1,699

The following table summarizes the balance sheet classification of leases as of June 30, 2024 (in thousands):

June 30,
2024
Operating leases
Operating lease right-of-use assets	$8,124

Operating lease liabilities, current[1]	$2,637
Operating lease liabilities, non-current	8,390
Total operating lease liabilities	$11,027
1.	Included in other current liabilities.

The following table presents other information on leases as of June 30, 2024 and December 31, 2023:

	June 30,		December 31,
	2024		2023
Weighted average remaining lease term, operating leases	4.23	years	4.65	years
Weighted average discount rate, operating leases	8.21%		8.21%

Maturities of lease liabilities were as follows as of June 30, 2024 (in thousands):

Operating Leases
2024 (remaining)	$1,702
2025	3,299
2026	2,564
2027	2,636
2028	2,148
Thereafter	724
Total lease payments	$13,073
Less:
Imputed interest	(2,046)
Total lease liabilities	$11,027

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Six Months Ended June 30,
2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows operating leases	$1,668

NOTE 9 — CONTRACTUAL COMMITMENTS

The Company has entered into project work orders for each of its clinical trials with clinical research organizations (each, a “CRO”) and related laboratory vendors. Under the terms of these agreements, the Company is required to pay certain upfront fees for direct services costs. Based on the particular agreement some of the fees may be for services yet to be rendered and are reflected as a current prepaid asset and have an unamortized balance of approximately zero as of June 30, 2024. The Company has entered into agreements with CROs and other external service providers for services, primarily in connection with the clinical trials and development of the Company’s biologic candidates. The Company was contractually obligated for up to approximately $28.7 million of future services under these agreements as of June 30, 2024, for which amounts have not been accrued as services have not been performed. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

NOTE 10 — STOCK-BASED COMPENSATION

Stock-based compensation expense, which consists of the compensation cost for employee stock options and the value of options issued to non-employees for services rendered, was allocated to research and development and general and administrative in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$238	$826	$614	$2,059
General and administrative	484	958	1,194	2,035
Total stock-based compensation	$722	$1,784	$1,808	$4,094

As of June 30, 2024, the total unrecognized compensation cost related to unvested stock-based awards granted to employees under the Company’s equity incentive plans was approximately $2.6 million. This cost will be recorded as compensation expense on a ratable basis over the remaining weighted average requisite service period of approximately 2.73 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is being amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee Stock Options:
Risk-free interest rate	4.56%	3.49%	4.07%	3.93%
Expected term (in years)	6.08	6.08	6.08	6.08
Dividend yield	—	—	—	—
Volatility	79.55%	78.45%	77.69%	77.19%
Weighted-average fair value of stock options granted	$1.04	$0.27	$2.17	$0.33

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Outstanding Options Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions):
Balances, December 31, 2022	562,878	$115.50	7.09	$—
Granted	236,651	$7.25
Exercised	(192)	$7.20
Cancelled	(285,273)	$88.62
Balances, December 31, 2023	514,064	$80.62	7.03	$—
Granted	129,864	$3.10
Exercised	—	$—
Cancelled	(67,840)	$24.89
Balances, June 30, 2024	576,088	$69.71	—	$—

Vested and expected to vest, June 30, 2024	576,088	$69.71	6.77	$—
Exercisable at June 30, 2024	343,922	$106.30	5.24	$—

The total intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023, was zero, as determined at the date of the option exercise.

Cash received from stock option exercises was zero for the six months ended June 30, 2024 and 2023. The Company issues new shares of common stock upon exercise of options.

NOTE 11 – RESTRUCTURING RELATED EXPENSES

On March 29, 2023 and June 16, 2023, the Company implemented a strategic reprioritization and corresponding reduction in workforce, by approximately 68%, designed to focus on the clinical development programs for MT-6402, MT-8421 and MT-0169, and preclinical activities related to the Company’s collaboration with Bristol-Myers Squibb (the “Restructuring”). The Restructuring reduced the Company’s workforce, ceased further development of the Company’s MT-5111 clinical development program, and refocused the majority of the Company’s pre-clinical efforts around activities related to the Bristol-Myers Squibb collaboration. For each of the three months ended June 30, 2024 and 2023, the Company incurred zero in expenses related to the Restructuring. For the six months ended June 30, 2024 and 2023, the Company incurred zero and $0.3 million, respectively, in expenses related to the Restructuring, which is included in research and development and general and administrative expenses in the condensed consolidated statement of operations. The expenses related to the Restructuring related to severance pay and other related termination benefits.

On April 11, 2024, the Company approved a reduction in force, (the “Reduction in Force”) in order to extend its resources to better position the organization and to allow the Company to continue to support its clinical studies for MT-6402, MT-8421 and MT-0169. The Reduction in Force reduced the Company’s workforce by approximately 30%. For the three and six months ended June 30, 2024, the Company incurred less than $0.1 million in expenses related to the Reduction in Force, which primarily consisted of legal fees and other related termination costs.

The Company estimates that it will not incur any additional Restructuring and Reduction in Force related costs as of the time of issuance of these financial statements.

The following table summarizes the activity for expenses related to the Restructuring and Reduction in Force accruals, which are included in Accrued liabilities in the Company’s condensed consolidated balance sheets (in thousands):

Balance, December 31, 2022	$—
Expenses related to the Restructuring	276
Cash payments	(276)
Balance, December 31, 2023	$—
Expenses related to the Restructuring and Reduction in Force	39
Cash payments	(39)
Balance, June 30, 2024	$—

NOTE 12 — STOCKHOLDERS’ EQUITY (DEFICIT)

K2HV CVR Agreement and Related Warrants

On June 16, 2023, in satisfaction of its obligations to issue the warrant to K2HV’s affiliated holder pursuant to the CVR Agreement, as further described in Note 7 “Borrowing Arrangements and Debt Extinguishment,” the Company issued a warrant to purchase up to 340,222 shares of the Company’s common stock at an exercise price of $5.8785 per share. The warrant is exercisable upon issuance and have a term of ten years. The Company determines whether the warrant should be classified as a liability or equity according to ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” Upon issuance of the outstanding warrants, the Company determined that equity classification was appropriate. For warrants classified as equity, the Company records the value of the warrants in additional paid-in capital on the condensed consolidated balance sheet. As of June 30, 2024, there were 340,222 warrants issued related to the CVR Agreement. On June 16, 2023, the warrant was valued at $2.3 million using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model inputs used were: (i) expected dividend yield of 0%, (ii) expected volatility of 80%, (iii) risk free interest rate of 3.77%, and (iv) expected term of 10.0 years.

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

The closing of the initial tranche occurred on July 17, 2023 and consisted of the issuance of (i) 1,617,365 shares of the Company’s common stock and at a price of $7.05 per share and (ii) pre-funded warrants exercisable for up to 1,222,100 shares of the Company’s common stock (the “July 2023 Pre-Funded Warrants”). The price of the July 2023 Pre-Funded Warrants was $7.035 per underlying share of the Company’s common stock, and the exercise price for the July 2023 Pre-Funded Warrants was $0.015 per underlying share. The Company received approximately $20.0 million in gross proceeds in connection with the closing of the initial tranche and net proceeds, following the payment of related offering expenses, of approximately $18.4 million.

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

Pursuant to the July 2023 Purchase Agreement, the Company granted to the July 2023 Purchasers certain registration rights, pursuant to which, among other things, the Company agreed to (i) file with the SEC a registration statement on Form S-3 after each of the initial tranche and the second tranche to register for resale the shares of common stock issued (and the shares issuable upon exercise of any pre-funded warrants or warrants issued) in the applicable closing, within 30 calendar days following each closing, and (ii) use its commercially reasonable efforts to have each registration statement declared effective as soon as practicable, and in any event no later than 90 days following the applicable closing date (or 120 days following the applicable closing date if the applicable registration statement is reviewed by the SEC). The registration rights covenants are subject to customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy specified filing and effectiveness time periods. On August 10, 2023, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-273864), which became effective on August 18, 2023, registering for resale up to 2,839,465 shares of the Company’s common stock, which consist of 1,617,365 shares of the Company’s common stock and 1,222,100 shares of the Company’s common stock issuable upon the exercise of the July 2023 Pre-Funded Warrants. Additionally, the July 2023 Purchase Agreement contains customary representations and warranties and agreements of the Company and the July 2023 Purchasers and customary indemnification rights and obligations of the parties.

Second Closing of July 2023 Private Placement

On March 28, 2024, the Company and certain institutional and accredited investors (the “March 2024 Purchasers”) entered into an Amended and Restated July 2023 Purchase Agreement, pursuant to which the Company issued, at closing, common stock, prefunded warrants, and common warrants with an aggregate purchase price of $9.5 million on amended and restated second tranche terms. The closing of the second tranche occurred on April 2, 2024. The second tranche, as amended and restated, consisted of the sale and issuance of (i) 1,209,612 shares of the Company’s common stock (and, in lieu thereof, prefunded warrants to purchase 2,460,559 shares of the Company’s common stock (the “March 2024 Prefunded Warrants”)) for a purchase price of $2.35 per share of the Company’s common stock (the closing price of the Company’s common stock on March 27, 2024 as reported by the Nasdaq Capital Market) and $2.349 per March 2024 Prefunded Warrant, and (ii) common stock warrants (the “March 2024 Common Warrants”) to purchase up to 7,340,342 shares of the Company’s common stock (or March 2024 Prefunded Warrants in lieu thereof) at an exercise price of $2.35 per share of the Company’s common stock underlying the March 2024 Common Warrants. The March 2024 Common Warrants were sold at a price of $0.125 per underlying share of common stock and have a term of five years. The March 2024 Prefunded Warrants will expire when fully exercised in accordance with their terms. The March 2024 Prefunded Warrants and March 2024 Common Warrants may not be exercised if the aggregate number of shares of our common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation (4.99%/9.99%/19.99%); provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%. The Amended and Restated July 2023 Purchase Agreement contains customary representations and warranties and agreements of the Company and the March 2024 Purchasers and customary indemnification rights and obligations of the parties. The second tranche included gross proceeds of approximately $9.5 million and net proceeds, following the payment of related offering expenses, of approximately $8.6 million.

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

Pursuant to the Amended and Restated July 2023 Purchase Agreement, the Company granted to the March 2024 Purchasers certain registration rights, pursuant to which, among other things, the Company agreed to (i) file with the SEC a registration statement on Form S-3 after the second tranche of the July 2023 Private Placement to register for resale the shares of common stock (and the shares of common stock issuable upon exercise of the prefunded warrants and common warrants) issued in the second tranche of the July 2023 Private Placement, within 30 calendar days following the second tranche closing (the “Second Closing”), and (ii) use its commercially reasonable efforts to have the registration statement declared effective as soon as practicable, and in any event no later than 90 days following the Second Closing date (or 120 days following the Second Closing date if the registration statement is reviewed by the SEC). The registration rights covenants are subject to customary terms and conditions for a transaction of this type, including certain customary cash penalties on the Company for its failure to satisfy specified filing and effectiveness time periods. On April 25, 2024, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-278932), which was declared effective by the SEC on May 3, 2024, registering for resale up to 11,010,513 shares of the Company’s common stock, which consist of 1,209,612 shares of the Company’s common stock, 2,460,559 shares of the Company’s common stock issuable upon the exercise of the March 2024 Prefunded Warrants, and 7,340,342 shares of the Company’s common stock issuable upon the exercise of the March 2024 Common Warrants. Additionally, the Amended and Restated July 2023 Purchase Agreement contains customary representations and warranties and agreements of the Company and the March 2024 Purchasers and customary indemnification rights and obligations of the parties.

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

Overview

Molecular Templates is a clinical-stage biopharmaceutical company focused on the discovery and development of targeted biologic therapeutics. Our proprietary biologic drug platform technology, known as engineered toxin bodies (“ETBs”), leverages the resident biology of a genetically engineered form of Shiga-like Toxin A subunit (“SLTA”) to create novel therapies with potent and differentiated mechanisms of action for cancer and immune-mediated diseases.

Recent Developments

Restructuring Related Activities

On April 11, 2024, we and our Board of Directors approved a reduction in force (the “Reduction in Force”) in order to extend our resources to better position the organization and to allow us to continue to support our clinical studies for MT-6402, MT-8421 and MT-0169. The Reduction in Force reduced our current workforce by approximately 30%. We incurred aggregate pre-tax charges of less than $0.1 million in connection with the Reduction in Force, primarily consisting of legal fees and other related termination costs. The Reduction in Force was completed by the end of April 2024.

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

On March 28, 2024, we and certain institutional and accredited investors (the “March 2024 Purchasers”) entered into an Amended and Restated July 2023 Purchase Agreement pursuant to which we issued, at closing, common stock, prefunded warrants, and common warrants with an aggregate purchase price of $9.5 million on amended and restated second tranche terms. The second tranche, as amended and restated, consisted of the sale and issuance of (i) 1,209,612 shares of our common stock (and, in lieu thereof, prefunded warrants to purchase 2,460,559 shares of our common stock (the “March 2024 Prefunded Warrants”)) for a purchase price of $2.35 per share of our common stock (the closing price of our common stock on March 27, 2024 as reported by the Nasdaq Capital Market) and $2.349 per March 2024

Prefunded Warrant, and (ii) common stock warrants (the “March 2024 Common Warrants”) to purchase up to 7,340,342 shares of our common stock (or March 2024 Prefunded Warrants in lieu thereof) at an exercise price of $2.35 per share of our common stock underlying the March 2024 Common Warrants. The March 2024 Common Warrants were sold at a price equal to $0.125 per underlying share of common stock and have a term of five years. The March 2024 Prefunded Warrants will expire when fully exercised in accordance with their terms. The March 2024 Prefunded Warrants and March 2024 Common Warrants may not be exercised if the aggregate number of shares of our common stock beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation (4.99%/9.99%/19.99%); provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%. The Amended and Restated July 2023 Purchase Agreement contains customary representations and warranties and agreements of us and the Purchasers and customary indemnification rights and obligations of the parties. The second tranche included gross proceeds of approximately $9.5 million and net proceeds, following the payment of related offering expenses, of approximately $8.6 million.

The second tranche of the July 2023 Private Placement closed on April 2, 2024. The Company intends to use the net proceeds from the second tranche of the July 2023 Private Placement to fund its ongoing clinical studies, working capital and for general corporate purposes.

Bristol-Myers Squibb Collaboration Agreement

On February 10, 2021, we entered into a Collaboration Agreement, as amended (the “BMS Collaboration Agreement”), with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) to perform strategic research collaboration leveraging our ETB technology platform to discover and develop novel products containing ETBs directed to multiple targets. On March 13, 2024, Bristol-Myers Squibb notified us that it did not intend to continue the research collaboration it entered into with us pursuant to the BMS Collaboration Agreement and would be terminating the BMS Collaboration Agreement in its entirety. The termination became effective on June 13, 2024, or 90 days following our receipt of Bristol-Myers Squibb’s written notice of termination.

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

Pipeline and Technology Overview

ETBs use a genetically engineered, and deimmunized, version of the SLTA, a ribosome inactivating bacterial protein. In its wild-type form, Shiga-like Toxin is thought to induce its own entry into a cell when proximal to the cell surface membrane, self-route to the cytosol, and enzymatically and irreversibly shut down protein synthesis via ribosome inactivation. In our scaffold, a proprietarily engineered SLTA subunit is genetically fused to antibody domains or fragments specific to a target, resulting in a biologic therapeutic that can identify the particular target and specifically kill the cell. The antibody domains may be substituted with other antibody domains having different specificities to allow for the rapid development of new drugs to selected targets in cancer.

ETBs combine the specificity of an antibody with SLTA’s potent mechanism of cell destruction. ETBs are designed to have a reduced propensity for triggering innate immunogenicity and attendant toxicities like capillary leak syndrome (“CLS”). To date, there have been no instances of CLS or other manifestations of innate immunity observed with any of our next-generation ETBs.

ETBs have relatively predictable pharmacokinetic profiles and can be rapidly screened for desired activity in robust cell-based and animal-model assays. Because ETBs can induce internalization against non- and poorly-internalizing receptors, the universe of targets for ETBs should be substantially larger than that seen with antibody drug conjugates (“ADCs”), which are not likely to be effective if the target does not readily internalize the ADC payload.

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

We have developed ETBs to various targets, including PD-L1, CTLA-4, and CD38. PD-L1 and CTLA-4 are key immune checkpoint pathways and are validated targets expressed in a variety of solid tumor cancers and immune cells. The differentiated mechanism of action of our ETBs allows for a novel approach to mediating anti-tumor T-cell activity against immuno-oncology targets by: (i) dismantling the tumor micro-environment (“TME”) through the depletion of immunosuppressive immune cells and (ii) delivering high avidity major histocompatibility complex-I antigens to the tumor to directly alter the tumor’s immunophenotype. The altering of the tumor’s immunophenotype is unique and leverages the intrinsic intracellular routing properties of ETBs through a mechanism we call Antigen Seeding. CD38 expressing immune cells have been implicated in both cancer and autoimmune disease. We believe our approach of potently depleting pathogenic CD38+ immune cells represents a novel mechanism of action that may not be subject to resistance mechanisms against therapeutic antibodies.

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

The 100 mcg/kg dose was deemed not tolerable based on two dose limiting toxicities (“DLTs”) of a grade 3 rash and a grade 1 high sensitivity troponin elevation without clinical sequalae that led to drug interruption for more than two weeks. Rash and high sensitivity troponin elevation are immune-related adverse events (“AEs”) that have been documented with approved checkpoint therapies. No grade 4 or grade 5 drug-related AEs have been observed to date. We continue to observe pharmacodynamic (“PD”) effects including the depletion of PD-L1+ monocytes, MDSCs, PD-L1+ dendritic cells, as well as concomitant T cell activation, which were observed at dose levels above 42 mcg/kg in a dose dependent manner. Further, monotherapy activity (partial responses) was observed during dose escalation with MT-6402 in checkpoint experienced relapsed/refractory solid tumor patients. The 63 and 83 mcg/kg doses are being further explored in the Part B dose expansion study.

In the Part A dose escalation, nine patients with head and neck cancer were treated. All patients had progressed after numerous lines of therapy including checkpoint therapy. Two of these patients were not evaluable for the cycle 1 DLT period because of early progression and came off study after only receiving one or two doses of MT-6402, respectively. Of the remaining seven head and neck cancer patients, best responses observed were as follows: two patients had confirmed partial responses. The two responders currently remain in response and in good clinical condition in cycle 23 and cycle 12, respectively. Stable disease of 6, 6, 4, and 2 months, respectively, was observed in four other patients with two showing tumor reduction before disease progression or discontinuation. One patient progressed at the end of cycle 2. Of these seven patients, only one patient (a patient with stable disease through 6 cycles) had a PD-L1 TPS greater than 50%. One patient initially classified as a head and neck squamous cell carcinoma (“HNSCC”) was later determined to have squamous cell carcinoma of the auricular skin. The patient had an unconfirmed partial response and discontinued treatment after two doses due to a grade 1 troponin increase; an external review of scans showed a 36% reduction in tumor volume discontinued due to a grade 1 troponin increase.

The following Part B dose expansion cohorts are currently enrolling: (i) in solid tumor patients with ≥50% tumor expression of PD-L1 and (ii) relapsed/refractory HNSCC with <50% tumor expression of PD-L1. Dose levels of 63 and 83 mcg/kg are being studied in these two expansion cohorts.

To date, four patients have been enrolled with NSCLC in the Part B expansion cohort of solid tumor patients with ≥50% tumor expression of PD-L1. One of these patients is in a confirmed partial response at cycle 10. The patient had previously progressed on carboplatin + pemetrexed (progression within 6 months), dabrafenib + trametinib (progression within 9 months) and pembrolizumab + ramucirumab (progression within 6 months).

MT-8421—ETB Targeting CTLA-4

MT-8421, along with MT-6402, represent our unique approach to immuno-oncology based on dismantling the TME through direct cell-kill of tumor and immune cells and not only the blocking of ligand-ligand interactions seen with current antibody therapeutics. The ETB approach includes potent destruction of CTLA-4+ regulatory T cells (“Tregs”) via enzymatic ribosome destruction, and the mechanism of cell kill is independent of TME. MT-8421 preferentially destroys high CTLA-4 expressing Tregs in the TME relative to peripheral Tregs which are lower CTLA-4 expressing. Evidence of Treg depletion was observed in the first two cohorts of patients; no grade 3 or grade 4 toxicities have been observed. Five melanoma patients were evaluable in the first two cohorts. One of these patients remains on study in cycle 11 with a 27% decrease in tumor volume and reduction in circulating tumor DNA from 3,13 MTM/mL to 0. This patient had a >90% reduction in peripheral Tregs and a 66% reduction in Tregs in the TME. The patient had progressed on pembrolizumab in the adjuvant setting and then progressed on ipilimumab (4 doses at 3mg/kg) and nivolumab in the metastatic setting. Enrollment into dose escalation cohorts is on-going.

Hematologic Malignancy Targeted ETBs

MT-0169—ETB Targeting CD38

MT-0169 represents a novel approach to targeting CD38 expressing cells implicated in both cancer and autoimmune diseases. MT-0169 specifically binds to CD38 on the target cell surface, efficiently induce its own internalization into the cell, and induces potent direct cell-kill via the enzymatic destructions of ribosomes. MT-0169 retains its potency even in the presence of competing anti-CD38 antibodies (e.g. daratumumab) and has activity against both high and low expressing CD38 cells. A Phase I study of MT-0169 in patients with relapsed or refractory multiple myeloma was completed in December 2023. The study enrolled 14 patients and no drug-related adverse events > Grade 3 have been observed. Pharmacodynamic response consistent with CD38+ immune cell depletion was observed and one patient with IgA myeloma with extramedullary disease, who was quad-refractory treated at 5 mcg/kg had a stringent Complete Response for 17 cycles (1 cycle = 4 weeks). We plan to evaluate MT-0169 for CD38+ leukemias and potentially in severe immune-mediated diseases. We are evaluating the potential for MT-0169 in severe autoimmune disease based on the clinical evidence of CD38+ immune cell depletion at dose levels where there were no drug-related adverse events > Grade 2. We believe the potent and unique mechanism of action of MT-0169 is not subject to resistance mechanisms associated with monoclonal antibodies like trogocytosis and can eliminate high-expressing CD38 immune cells like plasma cells as well as low-expressing CD38+ cells like HLA-DR CD38+ T-cells. MTEM will continue to develop MT-0169 in hematologic malignancies and is evaluating the potential of MT-0169 in severe immune-mediated diseases.

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

Research and Development revenue primarily relates to our collaboration agreement with Bristol-Myers Squibb which is accounted for using the percentage-of-completion cost-to-cost method. As discussed below, this agreement was terminated effective as of June 13, 2024, or 90 days following the Company’s receipt of Bristol-Myers Squibb’s written notice of termination. As a result, we do not expect future revenues from this agreement following its termination.

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

Any of these variables with respect to the development of MT-6402, MT-8421, MT-0169, or any other ETB candidate that we may develop could result in a significant change in the costs and timing associated with the development of such candidates. For example, if the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (“EMA”) or other regulatory authority were to require us to conduct pre-clinical and clinical studies beyond those which we currently anticipate will be required for the completion of clinical development or if we experience significant delays in enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of our clinical development programs.

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

Results of Operations

Revenues

The table below summarizes our revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development revenue	$189	$6,627	$11,113	$40,254
Grant revenue	383	238	545	3,240
Total revenue	$572	$6,865	$11,658	$43,494

Research and Development Revenue

The decrease in research and development revenue for the three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023 was primarily due to the completion of the research program for one of the collaboration’s targets and the completion of the related performance obligations under BMS Collaboration Agreement with Bristol-Myers Squibb, resulting in recognition of $25.8 million of research and development revenue in the first quarter of 2023. We do not expect future revenues pursuant to the BMS Collaboration now that it has been terminated.

For more information about our prior and current collaboration agreements, please see Note 3 “Research and Development Agreements” to our unaudited consolidated financial statements for the three and six months ended June 30, 2024, included in this Quarterly Report on Form 10-Q.

Grant Revenue

The increase in grant revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decrease for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the timing of recognizing revenue for the grant received under our September 2018 Cancer Research Agreement (the “CD38 CPRIT Agreement”) with CPRIT, which was our second CPRIT award grant contract for our CD38 targeted ETB program and extended in September 2023, during the period.

Operating Expenses

The table below summarizes our operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$5,402	$13,413	$12,807	$32,455
General and administrative expenses	3,466	5,195	7,197	10,997
Total operating expenses	$8,868	$18,608	$20,004	$43,452

Research and Development Expenses

The table below summarizes our research and development expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Program costs	$1,624	$4,301	$3,185	$9,919
Employee compensation	1,692	4,914	5,040	13,487
Laboratory costs	815	1,870	1,932	4,362
Other research and development costs	1,271	2,328	2,650	4,687
Total research and development expenses	$5,402	$13,413	$12,807	$32,455

Research and development expenses decreased by $8.0 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased by $19.6 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in employee compensation and program costs.

Program costs decreased by $2.7 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased by $6.7 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The program costs primarily driving the decrease for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were $1.2 million for MT-5111, $1.0 million for MT-6402, and $0.4 million for MT-0169. The program costs primarily driving the decrease for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were $2.5 million for MT-6402, $2.1 million for MT-5111, $1.4 million for MT-0169 and $0.7 million for other costs. MT-6402 costs were lower in the first half of 2024, compared to first half 2023, driven by operational efficiencies, site expenses and setup costs incurred in 2023 related to clinical trials. We ceased further development of the MT-5111 in the first half of 2023 as described in Note 11 “Restructuring Related Expenses”. MT-0169 completed a Phase 1 dose escalation study at the end of 2023 which has resulted in decreased costs through 2024. Additionally, as a result of the collaboration termination with BMS, described above, there was a reduction in related program expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Employee compensation costs decreased by $3.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased by $8.4 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of the decrease in research and development headcount.

Laboratory costs decreased by $1.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased by $2.4 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The main driver of this decrease was related to lower laboratory repairs and maintenance costs.

General and Administrative Expenses

General and administrative expenses decreased by $1.7 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased by $3.8 million during the six months ended June 30,

2024 compared to the six months ended June 30, 2023. The main driver of this decrease was primarily related to a decrease in employee compensation costs.

Nonoperating activities

The table below summarizes our nonoperating activities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and other income, net	$130	$365	$239	$820
Interest and other expense, net	(38)	(1,189)	(69)	(2,584)
Gain on extinguishment of debt	—	1,795	—	1,795
Change in valuation of contingent value right	107	303	651	303
Loss on disposal of property and equipment	—	(399)	—	(399)
Total nonoperating activities	$199	$875	$821	$(65)

Interest and Other Income and Interest Expense

The decrease in interest and other income, net for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to changes of investment activity of marketable securities.

The decrease in interest and other expense, net for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to the satisfaction of the Company’s outstanding loan obligations under a Loan and Security Agreement (the “K2 Loan and Security Agreement”) with K2 Health Ventures LLC (“K2HV”) and termination of the K2 Loan and Security Agreement in exchange for an aggregate repayment in cash of $27.5 million in second quarter of 2023.

Liquidity and Capital Resources

Sources of Funds

Historically, we have funded our operations by raising capital from external sources, especially through the sale of common stock, preferred stock, instruments convertible or exercisable for shares of our common stock and our borrowings under the K2 Loan and Security Agreement. As mentioned above and in Note 7 “Borrowing Arrangements and Debt Extinguishment” of the financial statements in Item 1 of this Quarterly Report on Form 10-Q, we restructured and extinguished our obligations pursuant to the K2 Loan and Security Agreement. Also as mentioned above and in Note 12 “Stockholders’ Equity (Deficit)” of the financial statements included in Item 1 of this Quarterly Report on Form 10-Q, we raised approximately $20.0 million in gross proceeds (and $18.4 million in net proceeds) through the sale and issuance of shares of our common stock and July 2023 Pre-Funded Warrants in the first tranche of the July 2023 Private Placement. In addition, we received approximately $9.5 million in gross proceeds (and $8.6 million in net proceeds) through the sale and issuance of shares of our common stock, March 2024 Prefunded Warrants and March 2024 Common Warrants pursuant to the amended and restated second tranche terms of our July 2023 Purchase Agreement. There can be no assurance as to whether the proceeds received from the initial tranche, the second tranche, and/or the proceeds from the exercise, if any, of the July 2023 Pre-Funded Warrants, the March 2024 Prefunded Warrants, and March 2024 Common Warrants will be sufficient for us to maintain compliance with the applicable listing criteria of the Nasdaq Capital Market or will be sufficient for us to continue as a going concern.

Future Funding Requirements and Liquidity

We will need to raise a significant amount of capital in order to continue our ongoing operations, and adequate additional funds needed to support our ongoing operations may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute stockholders’ ownership interest. If we raise additional funds through collaborations, governmental grants, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or ETB candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market ETB candidates that we would otherwise prefer to develop.

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

Cash Flows

Comparison of Six Months Ended June 30, 2024 and 2023

The table below summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(11,103)	$(28,999)
Net cash provided by investing activities	—	29,087
Net cash provided by/(used in) financing activities	8,616	(27,500)
Net decrease in cash, cash equivalents, and restricted cash	$(2,487)	$(27,412)

The decrease in net cash used in operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to decreases in program related expenses and headcount.

The decrease in net cash provided by investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to changes of investment activity of marketable securities.

The increase in net cash provided by financing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the $8.6 million of net proceeds from the closing of the second tranche of the July 2023 Private Placement as described in Note 12 “Stockholders’ Equity (Deficit)” in our financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Operating and Capital Expenditure Requirements

Except for the first quarter of 2023 and the first quarter of 2024, we have incurred losses since our inception and had an accumulated deficit of $460.4 million as of June 30, 2024. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our ETB candidates.

We expect our expenses to increase substantially in connection with our ongoing development activities related to MT-6402, MT-8421, and MT-0169. In addition, we expect to incur additional costs associated with continuing to operate as a public company. We anticipate that our expenses will increase substantially if and as we:

●	support the PD-L1 program and the ongoing Phase I study for MT-6402;
●	support the ongoing Phase I study of MT-8421;
●	initiate a Phase I study of MT-0169 in CD38+ hematological malignancies and explore MT-0169 in immune-mediated disease;

●	seek to enhance our technology platform using our antigen-seeding technology approach to immuno-oncology;
●	seek regulatory approvals for any ETB candidates that successfully complete clinical trials;
●	potentially establish a sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any drugs for which we may obtain regulatory approval;
●	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our increased operations;
●	experience any delays or encounter any issues resulting from any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
●	service long-term liability.

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

Going Concern

Management has identified certain conditions or events, which, when considered in the aggregate, raise substantial doubt as to our ability to continue as a going concern. We have not yet established an ongoing source of revenues sufficient to cover our operating and capital expenditure requirements and to cover any potential payments that may become due and payable pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. Based on our unrestricted cash and cash equivalents as of June 30, 2024 (approximately $9.7 million, which includes the proceeds of the recently completed second tranche closing of the July 2023 Purchase Agreement), we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2024.

Our financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As noted above, we have not yet established an ongoing source of revenues sufficient to cover our operating costs or potential obligations pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. We will need to raise significant funds in the near term to remain a going concern. If we are unable to obtain additional funding on acceptable terms when and as needed, we may be forced to extend payment terms with suppliers, liquidate assets where possible at a potentially lower amount than as recorded in our financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our stockholders may not receive full value, or may receive no value, for their investment.

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

Recent Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and interpretations not yet adopted by us, see Note 1 “Organization and Summary of Significant Accounting Policies” to our unaudited condensed financial statements for the quarter ended June 30, 2024, included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of such date.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

We are subject to a number of risks that if realized could affect our business, financial condition, results of operations and cash flows. As a clinical stage biopharmaceutical company, certain elements of risk are inherent to our business. Accordingly, we encounter risks as part of the normal course of our business. Some of the more significant challenges and risks include the following:

●	We expect that we will need substantial additional funding in the near term to remain a going concern. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or further reduce or scale back our operations. In these circumstances, investors may not receive full value, or any value, for their investment. We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.
●	If we fail to achieve the cost savings and benefits expected of the Restructuring and Reduction in Force, our business prospects and our financial condition may be adversely affected. Further, the Restructuring and Reduction in Force could result in disruptions to our business.
●	We have identified conditions and events that raise substantial doubt about our ability to obtain additional capital when and as needed to continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.
●	We have certain obligations pursuant to the CVR Agreement, and our failure to comply with these obligations could have a material adverse effect on our business, financial condition or results of operations and the price and value of our common stock.

●	We may be unable to maintain compliance with the requirements of the Nasdaq Capital Market, which could cause our common stock to be delisted. A delisting of our common stock from the Nasdaq Capital Market could adversely affect our ability to raise additional capital through the public or private sale of equity securities and the ability of investors to dispose of, or obtain accurate quotations as to the market value of, our common stock.
●	If we are unable to maintain a closing price of at least $1.00 per share, we may seek to complete a reverse stock split in an effort to maintain compliance with Nasdaq’s bid price rule. The ultimate effect of this reverse stock split on the market price of our common stock cannot be predicted with any certainty and shares of our common stock may again experience decreased liquidity.
●	Except for the first quarter of 2023 and the first quarter 2024, we have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never become profitable from the sale of commercialized product candidates.
●	Manufacturing difficulties, disruptions or delays could limit supply of our biologic candidates and adversely affect our clinical trials.
●	Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, and may never obtain regulatory approval for, or successfully commercialize certain or any of our biologic candidates.
●	The approach we are taking to discover and develop next generation immunotoxin therapies, also commonly known as ETBs, is unproven and may never lead to marketable products.
●	We are heavily dependent on the success of our biologic candidates, the most advanced of which is in the early stages of clinical development. Our ETB therapeutic biologic candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. Some of our biologic candidates have produced results in preclinical settings to date and we cannot give any assurance that we will generate additional nonclinical and clinical data for any of our biologic candidates that are sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized. To date, no ETB products have been approved for marketing in the United States or elsewhere.
●	Our biologic candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.
●	Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.
●	We may face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our biologic candidates harms study subjects or is perceived to harm study subjects even when such harm is unrelated to our biologic candidates, we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.
●	Even if we obtain regulatory approval for a product, we will remain subject to ongoing regulatory requirements. Maintaining compliance with ongoing regulatory requirements may result in significant additional expense to us, and any failure to maintain such compliance could subject us to penalties and cause our business to suffer.
●	Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.
●	Our ability to compete effectively may decline if we are unable to establish intellectual property rights or if our intellectual property rights are inadequate to protect our ETB technology, present and future biologic candidates and related processes for our developmental pipeline.
●	We rely on third parties to conduct our clinical trials, manufacture our biologic candidates and perform other services. If these third parties do not successfully carry out their contractual duties, meet expected timelines, or otherwise conduct the trials as required or perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our biologic candidates when expected or at all, and our business could be substantially harmed.
●	We face substantial competition, and our competitors may discover, develop or commercialize drugs faster or more successfully than we do.
●	We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology or loss of data, including any cyber security incidents, could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability which could harm our ability to operate our business effectively and adversely affect our business and reputation.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Form 10-Q including matters set forth in this “Risk Factors” section.

Risks Related to Our Financial Condition and Capital Requirements

We expect that we will need substantial additional funding in the near term to remain a going concern. If we are unable to raise capital when needed or to do so on terms that are favorable to us, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or further reduce or scale back our operations. In these circumstances, investors may not receive full value, or any value, for their investment. We cannot assure you that our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our shareholders.

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

If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our biologic candidates or future revenue streams or grant licenses on terms that are not favorable to us. In addition, securing additional financing requires a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our drug, biologic candidates or programs.

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

We believe there is substantial doubt about our ability to obtain additional capital when and as needed to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. We have not yet established an ongoing source of revenues sufficient to cover our operating and capital expenditure requirements and to cover any potential payments that may become due and payable pursuant to the CVR Agreement to provide sufficient certainty that we will continue as a going concern. Historically, the Company has financed its operations to date primarily through partnerships, funds received from public offerings of common and preferred stock, private placements of equity securities, a reverse merger, upfront and milestone payments received from its prior and current collaboration agreements, a debt financing facility, as well as funding from governmental bodies and bank and bridge loans. The Company plans to address this condition through the sale of common stock in public offerings and/or private placements, debt financings, or through other capital sources, including collaborations with other companies or other strategic transactions, but there is no assurance these plans will be completed successfully or at all. Based on our unrestricted cash and cash equivalents as of June 30, 2024 (approximately $9.7 million which includes a portion of the proceeds from the recently completed second tranche of the July 2023 Private Placement), we anticipate that we will be able to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2024.

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

For continued listing on the Nasdaq Capital Market, we must, among other requirements, have a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million, and maintain a price per share of at least $1.00. As of June 30, 2024, we were in compliance with these listing requirements. Should we fail to remain in compliance with these requirements, our stock could become subject to delisting. If our common stock is ultimately delisted by the Nasdaq Stock Market LLC (“Nasdaq”), our common stock may be eligible to trade on the OTC Bulletin Board or another OTC market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

As previously disclosed and in connection with the deficiency and delisting notices received from Nasdaq on April 13, 2023, we presented our plan to the Panel to regain compliance with both the bid price and stockholders’ equity requirements as needed for continued listing on the Nasdaq Capital Market. We were granted an extension on May 8, 2023 to regain compliance with both requirements by August 28, 2023, subject to certain conditions as set forth by the Panel. On July 28, 2023 and regarding the stockholders’ equity requirement, we submitted an update to the Panel informing the Panel that we did meet an alternative continued listing standard, the market value of listed securities standard, which requires a company to have at least $35 million in market value of listed securities. On August 2, 2023, Nasdaq notified us that we had demonstrated compliance with this market value of listed securities standard but will be subject to a one-year monitoring period commencing on August 2, 2023. On August 2, 2024, the one-year monitoring period ended, and we received a letter confirming the same from Nasdaq on August 5, 2024. As of the date of this Quarterly Report on Form 10-Q, we currently qualify under the equity standard as we are reporting a stockholders’ equity in excess of $2.5 million for the quarter ended June 30, 2024, but we no longer have at least $35 million in market value of listed securities and must therefore, likely unless and until we again have at least $35 million in market value of listed securities, maintain at least $2.5 million in stockholders’ equity on a quarterly basis going forward to retain compliance. As of June 30, 2024, our reported stockholders’ equity was greater than $2.5 million. If the Nasdaq staff again finds that we are not in compliance with the market value of listed securities standard (or an alternative continued

listing standard), our securities may be delisted from Nasdaq. A delisting for these reasons or any other reason could materially affect our ability to raise capital, adversely affect our business and the price of our common stock.

If we are unable to maintain a closing price of at least $1.00 per share, we may seek to complete a reverse stock split in an effort to maintain compliance with Nasdaq’s bid price rule.

We are required to maintain a closing price per share of at least $1.00 to maintain compliance with Nasdaq’s bid price rule. As of the date of this Quarterly Report on Form 10-Q, the reported closing price for shares of our common stock was in excess of $1.00. If the price of our common stock fails to close above a $1.00, for the requisite 30-day period prescribed by Nasdaq, we may seek approval from our stockholders to complete a reverse stock split in an effort to maintain or regain compliance with Nasdaq’s bid price rule. We may ultimately be unable to obtain this approval even if we chose to seek approval, and any approved and completed reverse stock split may not ultimately result in our regaining compliance with the bid price rule. Further, following any future reverse stock split, shares of our common stock may again experience decreased liquidity, difficulty with odd lot trading and other negative effects. If we were to complete a reverse stock split, there can be no assurance that our share prices will attract new investors, including institutional investors. In addition and if we complete a reverse stock split, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors, and the trading liquidity of our common stock may not improve.

Except for the first quarter of 2023 and the first quarter of 2024, we have incurred losses since inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We currently generate no revenue from commercial sales of any products, and we may never be able to develop or commercialize a biologic candidate. We have incurred net losses in each year since 2009, excluding the first quarter of 2023 and the first quarter of 2024. The net loss attributable to common stockholders was $8.0 million and $7.4 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $460.4 million.

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

In general, under Section 382 of the Internal Revenue Code (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. If we undergo additional ownership changes (some of which changes may be outside our control), our ability to utilize our NOLs could be further limited by Section 382 of the Code. Our recent financing transactions may have resulted in an ownership change under Section 382 of the Code for us, such that our NOL carryforwards and certain other tax attributes may be subject to limitation or elimination. The NOL carryforwards and certain other tax attributes of ours may also be subject to limitations as a result of other ownership changes in the future. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred significant net losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

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

General political uncertainty may have an adverse impact on our operating performance and results of operations. In particular, the United States continues to experience significant political events that cast uncertainty on global financial and economic markets, especially in light of the upcoming presidential election. It is presently unclear exactly what actions any new administration in the United States will implement, and if implemented, how these actions may impact the biopharmaceutical industry in the United States. Any actions taken by a new U.S. administration may have a negative impact on the United States economies and on our business, financial condition, and results of operations.

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

Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	potential delays in patient enrollment for our clinical trials due to competing trials (similar to the delays in enrollment we experienced in our discontinued trial for MT-0169 in multiple myeloma), public health emergencies or pandemics, natural disasters, labor strikes or shortages, work stoppages or boycotts, or other events, which may affect our ability to initiate and/or complete preclinical studies, conduct ongoing clinical trials, and delay or cancel initiation of planned and future clinical trials;
●	inability to generate satisfactory preclinical, toxicology or other in vivo or in vitro data or to develop diagnostics capable of supporting the initiation or continuation of clinical trials;
●	delays in reaching agreement on acceptable terms with CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	delays or failure in obtaining required an institutional review board approval for each clinical trial site;
●	failure to obtain or delays in obtaining a permit from regulatory authorities to conduct a clinical trial;
●	delays in recruiting or failure to recruit sufficient eligible volunteers or subjects in our clinical trials;
●	failure by clinical trial sites or CROs or other third parties to adhere to clinical trial requirements;
●	failure by our clinical trial sites, CROs or other third parties to perform in accordance with the good clinical practices requirements of the FDA or applicable foreign regulatory guidelines;
●	subjects withdrawing from our clinical trials;
●	AEs or other issues of concern significant enough for the FDA, or comparable foreign regulatory authority, to put a clinical trial or an IND on clinical hold, such as the resolved clinical hold regarding MT-0169;
●	occurrence of AEs associated with our biologic candidates;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical trials of our biologic candidates;
●	negative or inconclusive results from our clinical trials which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs in other ongoing or planned indications for a biologic candidate; and
●	delays in reaching agreement on acceptable terms with third-party manufacturers or an inability to manufacture sufficient quantities of our biologic candidates for use in clinical trials.

Congress also recently amended the FDCA to require sponsors of a Phase III clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase III of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase III trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. The FDA released a draft guidance for industry in June 2024, describing the format and content of diversity action plans and how to disaggregate enrollment goals by race, ethnicity, sex, and age group. The guidance also indicates that such plans should be submitted for review as soon as practicable, although the agency may not always provide feedback to the sponsor. Clinical trials may be delayed if the FDA objects to our proposed diversity action plan for any future Phase III trial for our product candidates, and we may experience difficulties in attempting to fulfill the enrollment goals established in any future diversity action plan. It is unknown at this time how the diversity action plan requirement may affect the planning and timing of any future Phase III trial for our product candidates.

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

We have concentrated our research and development efforts to date on a limited number of biologic candidates based on our ETB therapeutic platform and identifying our initial targeted disease indications. We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of biologic candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more biologic candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a biologic candidate. Our ETB candidate MT-6402 is currently being tested in a Phase I study in relapsed/refractory patients with PD-L1 expressing tumors, which began dosing patients in the third quarter of 2021. In addition, a Phase I study of our ETB candidate MT-8421 began dosing patients in the fourth quarter of 2023. Despite the early signals of activity, we were not able to meet our enrollment goals after re-initiating MT-0169 Phase I study after the FDA’s partial clinical hold was lifted on May 31, 2023. We decided to discontinue the clinical study for relapse and/or refractory multiple myeloma and pursue alternative CD38+ hematological malignancies and evaluate the potential of MT-0169 in severe immune-mediated diseases as a result of us not being able to meet our enrollment goals. Our enrollment for this study was impeded by the clinical hold previously imposed on MT-0169 and due to the effects of competing clinical trials. We are currently negotiating an investigator-sponsored trial (“IST”) for a Phase I study for MT-0169 at the 5, 10, and 15 mcg/kg dose levels for CD38+ leukemia in mid-2024. There can be no assurances that we will successfully negotiate an IST for this Phase I study in CD38+ leukemia for MT-0169.

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

Identifying and enrolling patients to participate in clinical trials of our ETB biologic candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our biologic candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment, particularly due to public health emergencies or pandemics, natural disasters, acts of terror or war, staffing shortages, or otherwise. For instance, despite early signals of activity, we were not able to meet our enrollment goals after re-initiating a Phase I study of MT-0169 for relapsed and/or refractory multiple myeloma after the FDA lifted its partial clinical hold on May 31, 2023. The approval of two new therapies for relapsed and/or refractory multiple myeloma in August 2023 added to the enrollment challenges of the MT-0169 Phase I study for relapsed and/or refractory multiple myeloma. As a result, we decided to discontinue that Phase I study and pursue the development of MT-0169 for alternative CD38+ hematological malignancies and evaluate the potential of MT-0169 in severe immune-mediated diseases.

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

As previously disclosed, the recent clinical hold for MT-0169 was lifted in mid-2023. Undesirable side effects caused by our biologic candidates could cause us or regulatory authorities to interrupt, delay, or terminate clinical trials or result in a restrictive label or delay regulatory approval. In addition, our ETB product candidates have been studied in only a limited number of subjects. Based on observations, the AEs considered to be important or potential risks of MT-6402 and MT-8421 include, but are not limited to, cytokine release syndrome (“CRS”), infusion-related reactions (“IRR”), immune-related adverse reactions, and cardiovascular toxicity. The AE’s considered to be important or potential risks of MT-0169 include, but are not limited to, CRS, skeletal muscle and cardiac injury, CLS, IRR, thrombotic microangiopathy with glomerular endothelial cell swelling/injury and increased risk of infections.

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

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been or are expected to be subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned. For example, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs or biological products covered by Medicare Parts B or D must now pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (“CMS”) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023 and those negotiations are currently ongoing. However, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. As of June 2024, several of those lawsuits have been dismissed, although others remain ongoing.

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

We are subject to U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal data. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our potential future customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal data. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data.

The privacy and security of personal data stored, maintained, received or transmitted, including electronically, is subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities, affected individuals or others, which could be extraordinarily expensive to defend and could cause reputational harm, which could have a material adverse effect on our business.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches), federal and state consumer protection and employment laws, HIPAA and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number and may change frequently and sometimes conflict. The European Union’s omnibus data protection law, the General Data Protection Regulation (“GDPR”) took effect on May 25, 2018. The GDPR imposes numerous requirements on entities that process personal data, including clinical trial data, in the context of an establishment in the European Economic Area (“EEA”) or that process the personal data, including clinical trial data, of data subjects who are located in the EEA. These requirements include, for example, providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” of personal data under the GDPR and afford greater protection and require additional compliance measures. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these or any data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category of personal data and processing for scientific or statistical purposes). We must continually monitor for compliance with all relevant EU member states’ laws and regulations, including where permitted derogations from the GDPR are introduced. The United Kingdom has incorporated the GDPR into its Data Protection Act 2018, and substantially equivalent requirements and penalties apply in the United Kingdom.

EU laws on personal data export are also evolving. The GDPR only permits exports of personal data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses or certification under the recently-adopted Data Privacy Framework). On July 16, 2020, the Court of Justice of the European Union issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision invalidated certain data transfer mechanisms as between the European Union member states and the United States. On July 10, 2023, the European Commission adopted an adequacy decision for a new EU to U.S data transfer mechanism, the EU-U.S Data Privacy Framework, intended to facilitate the transfer of personal data from the European Union to the United States. The EU-U.S Data Privacy Framework takes into account the Schrems II decision and heightened the burden on data importers to assess U.S. national security laws on their business, and future actions of European Union data protection authorities are difficult to predict. While the newly-adopted EU-U.S. Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any such data transfers from the European Union being halted by one or more European Union member states. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required following Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance.

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

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to clinical laboratories. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely and new privacy and security laws in this area are evolving. For example, several states, such as California, have implemented comprehensive privacy laws and regulations. The California Confidentiality of Medical Information Act (“CCMIA”) imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition to the CCMIA, California also enacted the California Consumer Privacy Act of 2018 (“CCPA”) which became effective January 1, 2020. The CCPA, among other things, creates data privacy and security obligations for covered businesses, and provides privacy rights for California residents, including the right to opt out of certain disclosures of their information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, fueling an increase of data breach litigation. Although the CCPA includes limited exceptions, including for PHI maintained by a covered entity or business associate under HIPAA and medical information maintained by healthcare providers under the CCMIA, the CCPA may regulate or impact our processing of personal data depending on the context.

Further, the California Privacy Rights Act (“CPRA”) went into effect on January 1, 2023, amending the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency authorized to issue substantive regulations. The CPRA also extends the provisions of both the CCPA and the CPRA to the personal data of California-based employees. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration. While certain clinical trial activities are exempt from some state privacy law requirements, other personal data that we handle may be subject to these various laws, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities.

As various U.S. states continue to implement their own privacy and data protection laws and regulations, the interplay of federal and U.S. state privacy and data protection laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal data expand and become more complex, these potential risks to our business could intensify. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our potential future customer base, and thereby decrease our revenue.

Failure to comply with current and future privacy and data protection laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and/or civil liability for us and our officers and directors, private litigation and/or adverse publicity that may negatively affect our business.

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

There can be no assurance that we will be successful at establishing collaborative arrangements on acceptable terms or at all, that collaborative partners will not terminate funding before the completion of projects, that our collaborative arrangements will result in successful product commercialization, or that we will derive any revenues from such arrangements. For instance, in March 2024, Bristol-Myers Squibb notified the Company on March 13, 2024 that it does not intend to continue the research collaboration it entered into with the Company pursuant to the BMS Collaboration Agreement and would be terminating the BMS Collaboration Agreement in its entirety. The termination was effective on June 13, 2024, or 90 days following the Company’s receipt of Bristol-Myers Squibb’s written notice of termination. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Additionally, the negotiation, documentation and implementation of collaborative arrangements are complex and time-consuming. Our discussions with potential collaborators may not lead to new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property rights.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2024, a total of 6,583,880 shares of our common stock were outstanding. On March 29, 2024, the Company filed with the SEC a registration statement on Form S-8 (File No. 333-278379) registering an aggregate of 214,970 shares of common stock reserved for issuance under the Company’s 2018 Equity Incentive Plan, as amended. Shares registered under the registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options. On April 25, 2024, the Company filed with the SEC a registration statement on Form S-3 (File No. 333-278932) registering for resale up to 11,010,513 shares of our common stock, which consist of 1,209,612 shares of our common stock, 2,460,559 shares of our common stock issuable upon the exercise of the March 2024 Prefunded Warrants, and 7,340,342 shares of our common stock issuable upon the exercise of the March 2024 Common Warrants. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. Further, our stockholders will experience additional dilution when and if shares of common stock (or securities exercisable or convertible into shares of common stock) are issued by us, including when we issue securities pursuant to the CVR Agreement or any of our recently issued warrants to purchase shares of our common stock, and these issuances (or the belief that these issuances may occur) may adversely affect the price of our common stock.

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

As of June 30, 2024, our directors, executive officers, and stockholders beneficially owning 5% or more of our shares or that may be affiliated with our board members, beneficially owned, in the aggregate, approximately 55% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence almost all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (“IT”) systems, some of which are in our control and some of which are in the control of third parties. In the ordinary course of our business, we collect and store sensitive data, including personal data about our employees, intellectual property, and proprietary business information (“Confidential Information”). We manage and maintain our applications and data utilizing on-site systems and we also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our Confidential Information. These applications and data encompass a wide variety of business-critical information including research and development information and business and financial information.

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

Cyber-attacks come in many forms, including the deployment of harmful malware or ransomware, exploitation of vulnerabilities, phishing and other use of social engineering, and other means to compromise the confidentiality, integrity, and availability of our IT systems and Confidential Information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated or remote areas of the world. As a result, even with appropriate monitoring controls, we may not be able to address these techniques proactively or implement adequate preventative measures. There can be no assurance that we will promptly detect or intercept any such disruption or cybersecurity incident, if at all. If our computer systems are compromised, we could be subject to fines, damages, reputational harm, litigation and enforcement actions, and we could lose trade secrets, the occurrence of which could harm our business, in addition to possibly requiring substantial expenditures of resources to remedy. For example, any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our patients, to the extent we have such information, or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data. In addition, the loss of data from clinical trials for our biologic candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce data and cybersecurity incidents could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cyber security protection costs, lost revenues or litigation. Despite precautionary measures to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

As of June 30, 2024, none of our directors or officers adopted or terminated “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 001-32979), filed on March 29, 2019).

10.1*	Sub-Sublease, dated May 12, 2024, by and between the Company and TracerDx.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1**	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

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

Molecular Templates, Inc.

Date: August 14, 2024	/s/ Eric E. Poma
Eric E. Poma, Ph.D.
Chief Executive Officer and Chief Scientific Officer

Date: August 14, 2024	/s/ Jason S. Kim
Jason S. Kim
Chief Financial Officer